Form 10-K405
period 2000-12-31
WILLIAMS ENERGY PARTNERS L P
filed 2001-03-29
CIK 1126975

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-16335

                         WILLIAMS ENERGY PARTNERS L.P.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      73-1599053
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
               WILLIAMS GP LLC
     ONE WILLIAMS CENTER, TULSA, OKLAHOMA                          74172
   (Address of principal executive offices)                      (Zip Code)

              Registrant's telephone number, including area code:
                                 (918) 573-2000

          Securities registered pursuant to Section 12(b) of the Act:

                                      NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                WHICH REGISTERED
       -------------------            ------------------------
Common Units representing limited      New York Stock Exchange
       partnership interests

       Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's voting and non-voting units held by non-affiliates as of the close of business on March 26, 2001, was approximately $139.5 million.

     The number of units of the registrant's common units held by non-affiliates and outstanding at March 26, 2001, was 4,598,500.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         WILLIAMS ENERGY PARTNERS L.P.

                                   FORM 10-K

                                     PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

     We were formed as a limited partnership under the laws of the State of Delaware in August 2000. The principal executive offices of Williams GP LLC, our general partner, are located at One Williams Center, Tulsa, Oklahoma 74172 (telephone (918) 573-2000).

     On October 30, 2000, we filed with the Securities and Exchange Commission a registration statement on Form S-1 related to an initial public offering of common units. In February 2001, 4,600,000 common units, representing approximately 40 percent of our total outstanding units, were sold to the public. The Williams Companies, Inc., through its wholly owned subsidiaries, currently owns approximately 60 percent of our partnership interests including its general partner interest.

(B) FINANCIAL INFORMATION ABOUT SEGMENTS

     See Part II, Item 8 -- Financial Statements and Supplementary Data.

(C) NARRATIVE DESCRIPTION OF BUSINESS

     We were formed by The Williams Companies, Inc. to own, operate and acquire a diversified portfolio of complementary energy assets. We are principally engaged in the storage, transportation and distribution of refined petroleum products and ammonia. Our asset portfolio currently consists of:

     - Four petroleum product terminal facilities located along the Gulf Coast and near the New York harbor. We refer to these facilities as our "marine terminals."

     - 24 petroleum product terminals (some of which are partially owned) located principally in the southeastern United States. We refer to these terminals as our "inland terminals."

     - An ammonia pipeline and terminals system, which extends approximately 1,100 miles from Texas and Oklahoma to Minnesota.

Upon the closing of our initial public offering in February 2001, these assets were transferred to us, including the related liabilities. The following discussion has been prepared as if the assets were operated as a stand-alone business throughout the periods presented.

                          PETROLEUM PRODUCT TERMINALS

     The United States refined petroleum product distribution system links oil refineries to end-users of gasoline and other refined petroleum products. It is comprised of a network of terminals, storage facilities, pipelines, tankers, barges, rail cars and trucks and is used to move refined petroleum products from refineries to the ultimate end-consumer. Throughout the distribution system, petroleum product terminals play a key role in moving product to the end-user market by providing storage, distribution, blending and other ancillary services. Products stored in and distributed through our terminal network include:

     - Refined Petroleum Products, which are the output from refineries and are often used as fuels for consumers. Refined petroleum products include gasoline, diesel, jet fuel, kerosene and heating oil.

     - Blendstocks, which are blended with other products to change or enhance their characteristics such as increasing a gasoline's octane or oxygen content. Blendstocks include products such as alkylates and oxygenates.

     - Heavy Oils and Feedstocks, which are often used as burner fuels or feedstocks for further processing by refineries and petrochemical facilities. Heavy oils and feedstocks include products such as number six fuel oil and vacuum gas oil.

     Within our terminal network, we operate two types of terminals: marine terminals and inland terminals. Our marine terminal facilities are located in close proximity to refineries and are large storage and distribution facilities that handle refined petroleum products, blendstocks and heavy oils and feedstocks. Our inland terminals are located primarily in the southeastern United States along third party pipelines such as the Colonial and Plantation pipelines. These facilities receive products from pipelines and distribute them to third parties at the terminals, who in turn deliver them to end-users such as retail outlets. Because these terminals are unregulated, the marketplace determines the prices we can charge for our services. Williams Energy Marketing & Trading Company, a subsidiary of The Williams Companies, Inc., utilizes our facilities to support its commodity trading business and is our single largest customer. Williams Energy Marketing & Trading Company represented approximately 24 percent of our revenues for the year ended December 31, 2000.

MARINE TERMINALS

     The Gulf Coast region is a major hub for petroleum refining, representing approximately 40 percent of total United States daily refining capacity and 66 percent of United States refining capacity expansion from 1990 to 1999. The growth in Gulf Coast refining capacity has resulted in part from consolidation in the petroleum industry to take advantage of economies of scale from operating larger, concentrated refineries. We expect this trend to continue in order to meet growing domestic and international demand. From 1990 to 1999, the amount of petroleum products exported from the Gulf Coast region increased by approximately 19 percent, or 205 million barrels. The growth in refining capacity and increased product flow attributable to the Gulf Coast region has created a need for additional transportation, storage and distribution facilities in the area. In the future, the competition resulting from the consolidation trend in the refining industry, combined with continued environmental pressures, governmental regulations and market conditions, could result in the closing of smaller, less economical inland refiners, creating even greater demand for petroleum products refined in the Gulf Coast region.

     We own and operate four marine terminal facilities, including three marine terminal facilities located along the Gulf Coast and one terminal facility located in Connecticut near the New York harbor. Our marine terminals are large storage and distribution facilities that provide inventory management, storage and distribution services for refiners and other large end-users of petroleum products. Our marine terminal facilities have an aggregate storage capacity of approximately 17.6 million barrels.

     Our marine terminal facilities receive petroleum products by ship and barge, short-haul pipeline connections to neighboring refineries and common carrier pipelines. We distribute petroleum products from our marine terminals by all of those means as well as by truck and rail. Once the product has reached our terminal facilities, we store the product for a period of time ranging from a few days to several months. Products that we store in our marine terminal facilities include refined petroleum products, blendstocks and heavy oils and feedstocks.

     In addition to providing storage and distribution services, our marine terminal facilities provide ancillary services including heating, blending and mixing of stored products and injection services. Many heavy oils require heating to keep them in a liquid state. In addition, in order to meet government specifications, products often must be combined with other products through the blending and mixing process. Blending is the combination of products from different storage tanks. Once the products are blended together, the mixing process circulates the blended product through mixing lines and nozzles to further combine the products. Finally, injection is the process of injecting refined petroleum products with additives and dyes to comply with governmental regulations. We also provide marine vessel fueling services, referred to as bunkering.

     Our terminals generate fees primarily through providing long term or spot "on demand" storage services and inventory management for a variety of customers. Refiners and chemical companies will typically use our facilities because their facilities are inadequate, either because of size constraints or the specialized handling requirements of the stored product. We also provide storage services and inventory management to various industrial end users, marketers and traders that require access to large storage capacity.

     The following table outlines our marine terminal locations, capacities, primary products handled and the connections to and from these terminals:

                                  RATED STORAGE
                                    CAPACITY
FACILITY                          (IN BARRELS)     PRIMARY PRODUCTS HANDLED          CONNECTIONS
--------                          -------------    ------------------------          -----------
Galena Park, Texas..............    8,883,800     Refined petroleum products,   Pipeline, barge, ship,
                                                    blendstocks, heavy oils       rail and truck
                                                    and feedstocks
Corpus Christi, Texas...........    2,711,000     Blendstocks, heavy oils and   Pipeline, barge, ship
                                                    feedstocks                    and truck
Marrero, Louisiana..............    2,006,000     Heavy oils and feedstocks     Barge, ship, rail and
                                                                                  truck
New Haven, Connecticut..........    4,005,000     Refined petroleum products,   Pipeline, barge, ship
                                                    heavy oils and feedstocks     and truck
                                   ----------
          Total storage            17,605,800
            capacity............
                                   ==========

     Galena Park Facility. Our Galena Park, Texas facility is located along the Houston Ship Channel and is one of the largest marine distribution facilities in the United States. It has 103 tanks with an aggregate storage capacity of 8.9 million barrels, two ship docks and three barge docks and includes a storage terminal at Channelview, Texas. The facility stores a mix of refined petroleum products, blendstocks and heavy oils and feedstocks. We primarily receive products in this facility via barge and ship and distribute products from the facility via truck, barge and pipeline.

     Our Galena Park facility provides our customers with access to multiple common carrier pipelines, deep water port facilities that accommodate both ship and barge traffic and loading and unloading facilities for trucks and rail cars. The facility has a 14-inch, 2.5-mile pipeline that runs under the Houston Ship Channel to the Witter Street Station. The Witter Street Station is a major pipeline junction that connects our facility to most major Gulf Coast refineries and common carrier pipelines such as the TEPPCO Partners, L.P. and Coastal Corporation pipelines. These refineries and pipelines provide marketers such as Valero Marketing and Supply Company, Koch Supply and Trading Company, CITGO Petroleum Corporation, Coastal Refining and Marketing, Inc. and Shell Oil Company with opportunities to supply their retail and wholesale needs along our terminal network. We also own two 36-inch pipelines and one 14-inch pipeline that connect our facility to the Colonial and Explorer pipelines, providing distribution capacity to markets in the southeastern, east coast and midwestern United States. We also own one active pipeline and several inactive pipelines that run to the Holland Avenue Station and connect our facility to Equistar Chemicals' petrochemical plant.

     Corpus Christi Facility. Our Corpus Christi, Texas facility is located near four major refineries and one petrochemical plant. This facility includes 47 tanks with an aggregate storage capacity of 2.7 million barrels. We primarily receive products at our Corpus Christi facility by ship and barge through three docks owned by the Port of Corpus Christi, and we deliver product by barge, truck and pipeline, including Coastal's common carrier pipeline that transports products from Corpus Christi to Houston.

     We provide inventory management and storage services for the refineries and petrochemical plants. We store blendstocks, heavy oils and feedstocks. Our Corpus Christi facility has pipeline connections to many of the local refineries including Koch, CITGO, Coastal and Equistar Chemicals' petrochemical plant.

     Marrero Facility. Our Marrero, Louisiana facility is located adjacent to the Mississippi River and is 22 miles from the Port of New Orleans. This facility has 71 tanks with an aggregate storage capacity of 2 million barrels and three barge docks. We primarily receive products at our Marrero facility by ship and barge, and we deliver products from Marrero by rail, barge and truck. In addition, our facility is connected to a Texaco, Inc. terminal by four separate pipelines.

     Our Marrero facility primarily stores heavy oils and feedstocks and provides bunkering services for ships. Also, a major local refiner uses our facility to store its excess production.

     New Haven Facility. Our New Haven, Connecticut facility has four refined product terminals, the Waterfront, Forbes, 85 East and Hamden terminals, with an aggregate refined product storage capacity of 3.6 million barrels and asphalt tankage with 0.4 million barrels of storage capacity. Our New Haven facility receives and distributes products by pipeline, ship, barge and truck.

     Our Waterfront terminal has 0.8 million barrels of storage capacity and handles refined petroleum products. We receive products in this terminal via barge and ship and we deliver products from the terminal via truck, barge and the Buckeye Pipeline. The Forbes terminal has 0.6 million barrels of storage capacity and handles refined petroleum products. The Forbes terminal is connected to the Waterfront terminal by four two-way 10-inch and 12-inch pipelines that we own. The 85 East terminal has 1.4 million barrels of storage capacity and handles refined petroleum products and asphalt. The Hamden terminal has 1.2 million barrels of storage capacity and handles refined petroleum products. The Hamden terminal is connected to the 85 East Terminal by a three mile 8-inch pipeline that we own.

     Customers and Contracts. We have long-standing relationships with oil refiners, suppliers and traders at our facilities, and most of our customers have consistently renewed their short-term contracts. During 2000, approximately 87 percent of our Gulf Coast working storage capacity was under contract. Approximately 45 percent of the revenues we generated in 2000 were from contracts with remaining terms in excess of one year or that renew on an annual basis. For a further discussion of revenues from major customers and concentration of credit risk, refer to Note 6 of the Consolidated Financial Statements.

     Markets and Competition. We believe that the strong demand for our marine terminal facilities from our refining and chemical customers results from our cost-effective distribution services and key transportation links such as deep-water ports. We experience the greatest demand at our marine terminals in a "contango" market, when customers tend to store more product to take advantage of favorable pricing expected in the future. When the opposite market condition, known as "backwardation," exists, some companies choose not to store product. The additional heating and blending services that we provide at our marine terminals, however, attract additional demand for our storage services and result in increased revenue opportunities.

     Several major and integrated oil companies have their own proprietary storage terminals along the Gulf Coast that are currently being used in their refining operations. If these companies choose to shut down their refining operations and elect to store and distribute refined petroleum products through their proprietary terminals, we would experience increased competition for the services that we provide. In addition, several companies have facilities in the Gulf Coast region and offer competing storage and distribution services.

INLAND TERMINALS

     We own and operate a network of 24 refined petroleum product terminals located primarily in the southeastern United States. These terminals have storage capacity of 4.3 million barrels. Our customers utilize these facilities to take delivery of refined petroleum products transported on major common-carrier interstate pipelines. The majority of our inland terminals connect to the Colonial, Plantation or Explorer pipelines, and some facilities have multiple pipeline connections. During 2000, gasoline represented approximately 60 percent of the volume of product distributed through our inland terminals, with the remaining 40 percent consisting of distillates such as low sulfur diesel and jet fuel.

     Our inland terminal facilities typically consist of multiple storage tanks that are connected by a third-party intra-facility pipeline system. We load and unload products through an automated system that allows products to move directly from the common carrier pipeline to our storage tanks and directly from our storage tanks to a truck or rail car loading rack.

     We are an independent provider of storage and distribution services. Because we do not own the products moving through our terminals, we are not exposed to the risks of product ownership. We operate our inland terminals as distribution terminals, and we primarily serve the retail, industrial and commercial sales markets. We provide the following services at our inland terminals:

     - inventory and supply management through our virtual supply network;

     - distribution; and

     - other services such as injection of gasoline additives.

     We generate revenues by charging our customers a fee based on the amount of product that we deliver through our terminals. We charge these fees when we deliver the product to our customers and load it into a truck or rail car. In addition to throughput fees, we generate revenues by charging our customers a fee for injecting additives into gasoline, diesel and jet fuel, and for filtering jet fuel.

     We wholly own 13 of our of 24 inland terminals and our percentage ownership of the remaining 11 inland terminals ranges from 50 percent to 79 percent. The following table sets forth our inland terminal locations, percentage ownership, capacities and methods of supply:

                                                TOTAL
                                               STORAGE
                               PERCENTAGE      CAPACITY
FACILITY                        OWNERSHIP    (IN BARRELS)              CONNECTIONS
--------                       -----------   ------------              -----------
Alabama
  Mobile.....................  100 percent      135,000     Barge
  Montgomery.................  100 percent      103,590     Plantation Pipeline
Georgia
  Doraville..................  100 percent      235,000     Colonial and Plantation Pipelines
  Albany.....................   79 percent      124,200     Colonial Pipeline
Florida
  Jacksonville...............  100 percent      252,300     Barge and ship
Mississippi
  Meridian...................  100 percent       97,930     Colonial and Plantation Pipelines
Missouri
  St. Charles................  100 percent      118,090     Explorer Pipeline
North Carolina
  Charlotte..................  100 percent      333,490     Colonial Pipeline
  Selma......................   79 percent      305,000     Colonial Pipeline
  Greensboro.................   60 percent      248,200     Colonial Pipeline
  Greensboro.................   79 percent      239,100     Colonial and Plantation Pipelines
  Charlotte..................   79 percent      158,000     Colonial Pipeline
South Carolina
  North Augusta..............   79 percent      156,000     Colonial Pipeline
  North Augusta..............  100 percent      123,000     Colonial Pipeline
  Spartanburg................  100 percent      116,280     Colonial Pipeline
Tennessee
  Nashville..................   50 percent      252,100     Colonial Pipeline and barge
  Nashville..................  100 percent      163,480     Colonial Pipeline
  Nashville..................   79 percent      148,000     Colonial Pipeline
  Knoxville..................  100 percent      115,000     Colonial and Plantation Pipelines
  Chattanooga................  100 percent      105,000     Colonial Pipeline
Texas
  Southlake..................   50 percent      277,000     Explorer, Koch and UDS Pipelines
  Dallas.....................  100 percent      199,530     Explorer and Magtex Pipelines

                                                TOTAL
                                               STORAGE
                               PERCENTAGE      CAPACITY
FACILITY                        OWNERSHIP    (IN BARRELS)              CONNECTIONS
--------                       -----------   ------------              -----------
Virginia
  Montvale...................   79 percent      171,000     Colonial Pipeline
  Richmond...................   79 percent      169,200     Colonial Pipeline
                                              ---------
          Total..............                 4,345,490
                                              =========

     Our inland terminals are equipped with automated loading facilities that are available 24 hours a day. The Williams Companies, Inc.'s proprietary ATLAS 2000 software system allows us to manage inventory across our inland terminal network and bill our customers electronically. The ATLAS system provides our customers with the ability to manage, among other things, inventory allocations, throughput and carrier certification from remote locations. Currently, our customers access the ATLAS system via a dial-up modem connection. The Williams Companies, Inc. is upgrading the ATLAS system to allow our customers to access it over the internet. Under our omnibus agreement, The Williams Companies, Inc. and its affiliates have licensed the use of the ATLAS 2000 software system to us. See Item 13 -- Certain Relationships and Related Transactions -- Omnibus Agreement.

     Customers and Contracts. All but two of our inland terminals were acquired by The Williams Companies, Inc. over a period of five years, beginning with the acquisition of interests in eight terminals in 1996. When The Williams Companies, Inc. acquired the new terminals, it generally entered into long-term throughput contracts with the sellers under which they agreed to continue to use the facilities. These agreements typically last for two to ten years from the beginning of the agreement, and must be renegotiated at the end of the term. In addition to these agreements, we enter into separate contracts with new customers that typically last for one year with a continuing one year renewal provision. Most of these contracts contain a "minimum throughput" provision that obligates the customer to move a minimum amount of product through our terminals or pay for terminal capacity reserved but not used. Our customers include:

     - retailers that sell gasoline and other petroleum products through proprietary retail networks;

     - wholesalers that sell petroleum products to retailers as well as to large commercial and industrial end-users;

     - exchange transaction customers, where we act as an intermediary so that the parties to the transaction are able to exchange petroleum products; and

     - traders that arbitrage, trade and market products stored in our terminals.

     For the year ended December 31, 2000, Williams Energy Marketing and Trading Company accounted for approximately 45 percent of our inland terminal revenues. For a further discussion of revenues from major customers and concentration of credit risk, refer to Note 6 of the Consolidated Financial Statements.

     Markets and Competition. We compete with other independent terminal operators as well as integrated oil companies on the basis of terminal location and versatility, services provided and price. Our competition from independent operators primarily comes from distribution companies with marketing and trading arms, independent terminal companies and refining and marketing companies.

                     AMMONIA PIPELINE AND TERMINALS SYSTEM

     We own and operate a 1,100-mile pipeline and terminals system. Our pipeline transports ammonia from production facilities in Texas and Oklahoma to terminals in the Midwest for ultimate distribution to end-users in Iowa, Kansas, Minnesota, Missouri, Nebraska, Oklahoma and South Dakota. The ammonia we transport is primarily used as a nitrogen fertilizer. Nitrogen is an essential nutrient for plant growth and is the single most important element for maintenance of high crop yields for all grains. Unlike other primary nutrients, however, nitrogen must be applied each year because virtually all of its nutritional value is consumed during the growing season. Ammonia is the most cost-effective source of nitrogen and the simplest nitrogen fertilizer. It is also the primary feedstock for the production of upgraded nitrogen fertilizers and chemicals.

     Although ammonia consumption peaks in the fall and early spring, ammonia production is reasonably consistent throughout the year. Generally, storage facilities reach their peak storage capacities during early spring, prior to agricultural application. As a result, we experience only limited seasonal fluctuations for transportation services on our pipeline. Our customers inject the ammonia they produce into our pipeline, and we transport it as a liquid to terminal facilities and storage and upgrade facilities located in the Midwest.

     Ammonia is produced by reacting natural gas with air at high temperatures and pressures in the presence of catalysts. Because natural gas is the primary feedstock for the production of ammonia, ammonia is typically produced near abundant sources of natural gas. Recently, our customers have curtailed production of ammonia and shipments on our pipeline as a result of high natural gas prices. However, our shippers have committed to minimum shipping agreements of an aggregate of 700,000 tons per year through June 2005.

     Operations. We are a common carrier transportation pipeline and terminals company. We do not produce or trade ammonia, and we do not take title to the ammonia we transport. Rather, we earn revenue from the following sources:

     - transportation tariffs for the use of our pipeline capacity; and

     - throughput fees at our six company-owned terminals.

     We generate approximately 94 percent of our revenue through transportation tariffs. These tariffs are "postage stamp" tariffs, which means that each shipper pays a defined rate per ton of ammonia shipped regardless of the distance that ton of ammonia travels on our pipeline. In addition to transportation tariffs, we also earn revenue by charging our customers for services at the six terminals we own, including unloading ammonia from our customers' trucks to inject it into our pipeline for shipment and removing ammonia from our pipeline to load it into our customers' trucks.

     Facilities. Our pipeline was the world's first common carrier pipeline for ammonia. The main trunk line was completed in 1968. Today, it represents one of two ammonia pipelines operating in the United States and has a maximum annual delivery capacity of approximately 900,000 tons. Our ammonia pipeline system originates at production facilities in Borger, Texas, Verdigris, Oklahoma and Enid, Oklahoma and terminates in Mankato, Minnesota.

     We transport ammonia to 13 delivery points along our pipeline system. The facilities at these points provide our customers with the ability to deliver ammonia to distributors who sell the ammonia to farmers and to store ammonia for future use. These facilities also provide our customers with the ability to remove ammonia from our pipeline for distribution to upgrade facilities that produce complex nitrogen compounds such as urea, ammonium nitrate, ammonium phosphate and ammonium sulfate.

     Customers and Contracts.  We ship ammonia for three customers:

     - Farmland Industries, Inc., one of the largest farmer-owned cooperatives in the United States;

     - Agrium U.S. Inc., a division of Agrium Inc., the largest producer of nitrogen fertilizers in North America; and

     - Terra Nitrogen, L.P., a wholesaler of nitrogen fertilizer products.

     Each of these companies has an ammonia production facility connected to our pipeline as well as related storage and distribution facilities along the pipeline. Our customers have been shipping ammonia through our pipeline for an average of more than 20 years.

     We have transportation contracts with our customers that extend through June 2005. Each transportation contract contains a ship or pay mechanism, whereby each customer must ship a specific minimum tonnage per year and an aggregate minimum tonnage over the life of the contract. On July 1 of each contract year, each of our customers nominates a tonnage that it expects to ship during the upcoming year. This annual commitment may be equal to or greater than the contractual minimum tonnage.

     Our customers are obligated to ship an aggregate minimum of 700,000 tons per year and have historically shipped an amount in excess of the required minimum. Currently, our customers' annual commitments represent 83 percent of our pipeline's 900,000 ton per year capacity. If a customer fails to ship its annual commitment, that customer must pay for the pipeline capacity it did not use. We allow our customers to "bank" any ammonia shipped in excess of their annual commitments. If a customer has previously shipped an amount in excess of its annual commitment, the shipper may offset subsequent annual shipment shortfalls against the excess tonnage in its bank. There are approximately 100,000 tons in this combined bank that may be used to offset future ship or pay obligations.

     The transportation contracts establish a fixed tariff schedule per ton of ammonia shipped for each customer for the first five years of the contract period. Because of the long-term nature of these contracts, the shippers receive a volume incentive tariff per ton that decreases with increased commitments. Since July 1, 2000, we have had the right to adjust our tariff schedule on an annual basis pursuant to a formula contained in the contracts. The adjustment formula takes into consideration the cost of labor, power, property taxes and changes in the producer price index. We use the combined increase or decrease in these factors to calculate any increases or decreases in tariffs. Any annual adjustment is limited to a maximum increase or decrease of five percent measured against the rate previously in effect. These tariff adjustments cannot decrease the tariffs to rates less than those charged in 1997.

     Two of our three customers have credit ratings below investment grade, and both experienced credit rating downgrades in 2000. For a further discussion of revenues from major customers and concentrations of credit risk, refer to Note 6 of the Consolidated Financial Statements.

     Markets and Competition. Demand for nitrogen fertilizer has typically followed a combination of weather patterns and growth in population, acres planted and fertilizer application rates. Because natural gas is the primary feedstock for the production of ammonia, the profitability of our customers is impacted by high natural gas prices. To the extent our customers are unable to pass on higher costs to their customers, they may reduce shipments through our pipeline.

     We compete primarily with ammonia shipped by rail carriers, but we believe we have a distinct advantage over rail carriers because ammonia is a gas under normal atmospheric conditions and must be either placed under pressure or cooled to -33 degrees Celsius to be shipped or stored. Because the transportation and storage of ammonia requires specialized handling, we believe that pipeline transportation is the safest and most cost-effective method for transporting bulk quantities of ammonia.

     We also compete to a limited extent in the areas served by the far northern segment of our ammonia pipeline and terminals system with the other United States ammonia pipeline, which originates on the Gulf Coast and transports domestically produced and imported ammonia.

TARIFF REGULATION

  Interstate Regulation

     The Surface Transportation Board, a part of the United States Department of Transportation, has jurisdiction over interstate pipeline transportation of ammonia. The Surface Transportation Board succeeded the Interstate Commerce Commission which previously regulated pipeline transportation of ammonia.

     The Surface Transportation Board is responsible for rate regulation of pipeline transportation of commodities "other than water, gas or oil." These transportation rates must be reasonable, and a pipeline carrier may not unreasonably discriminate among its shippers. If the Surface Transportation Board finds that a carrier's rates violate these statutory commands, it may prescribe a reasonable rate. In determining a reasonable rate, the Surface Transportation Board will consider, among other factors, the effect of the rate on the volumes transported by that carrier, the carrier's revenue needs and the availability of other economic transportation alternatives.

     The Surface Transportation Board does not need to provide rate relief unless shippers lack effective competitive alternatives. If the Surface Transportation Board determines that effective competitive alternatives are not available and a pipeline holds market power, then it must determine whether the pipeline rates are reasonable. The Board generally applies "constrained market pricing" principles in its economic analysis. Constrained market pricing provides two alternative methodologies for examining the reasonableness of a carrier's rates. The first approach examines a carrier's existing system to determine whether the carrier is already earning sufficient funds to cover its costs and provide a sufficient return on investment, or would earn sufficient funds after eliminating unnecessary costs from specifically identified inefficiencies and cross-subsidies in its operations. The second approach calculates the revenue requirements that a hypothetical, new and optimally efficient carrier would need to meet in order to serve the complaining shippers.

     Customers that protest rates in Surface Transportation Board proceedings may use any methodology they choose that is consistent with constrained market pricing principles. When addressing revenue adequacy, a complainant must provide more than a single period snapshot of a carrier's costs and revenues. The complainant must measure whether a carrier earns adequate revenues over a period of time, as measured by a multi-period discounted cash flow analysis.

     The Surface Transportation Board has held that unreasonable discrimination occurs when (1) there is a disparity in rates, (2) the complaining party is competitively injured, (3) the carrier is the common source of both the allegedly prejudicial and preferential treatment and (4) the disparity in rates is not justified by transportation conditions.

  Intrastate Regulation

     Because in some instances we transport ammonia between two terminals in the same state, our pipeline operations are subject to regulation by the state regulatory authorities in Iowa, Nebraska, Oklahoma and Texas. Although the Oklahoma Corporation Commission and the Texas Railroad Commission have the authority to regulate our rates, the state commissions have generally not investigated the rates or practices of ammonia pipelines in the absence of shipper complaints.

SAFETY AND MAINTENANCE

     We monitor our marine terminals, inland terminals and ammonia pipeline and terminals system on a regular basis to ensure reliability, safety and efficiency of our assets. We believe that our assets have been constructed and are maintained in all material respects in accordance with applicable federal, state and local laws, including, where applicable, the regulations of the Department of Transportation, and accepted industry standards.

ENVIRONMENTAL

  General

     Our operation of terminals and associated facilities in connection with the storage and transportation of crude oil and other liquid hydrocarbons together with our operation of an ammonia pipeline are subject to stringent and complex laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. As an owner or lessee and operator of these facilities, we must comply with these laws and regulations at the federal, state and local levels. As with the industry generally, our compliance with existing and anticipated laws and regulations increases the cost of planning, constructing, and operating our terminals, pipeline, and other facilities. Included in our construction and operation costs are cost items necessary to maintain or upgrade our equipment and facilities. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of remedial actions, and issuance of injunctions or construction bans or delays on ongoing operations. We believe that our operations are in material compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to frequent change and we cannot provide assurance that the cost to comply with these laws and regulations in the future will not have a material adverse effect on our financial position or results of operations.

  Indemnification

     We have been indemnified for environmental liabilities by Williams Energy Services, LLC and Williams Natural Gas Liquids, Inc., which own approximately an aggregate of 60 percent of our limited partner interest, and by the entities from which The Williams Companies, Inc. originally acquired our assets. We are also a beneficiary of environmental insurance relating to our marine terminal facilities.

     Williams Energy Services, LLC and Williams Natural Gas Liquids, Inc. have agreed to indemnify us for up to $15 million for environmental liabilities that exceed the amounts covered by the seller indemnities and insurance coverage described below. The indemnity applies to environmental liabilities arising from conduct prior to February 9, 2001 and discovered within three years of February 9, 2001. Liabilities resulting from a change in law after February 9, 2001, are excluded from this indemnity.

     In accordance with our acquisition agreement with Amerada Hess, Hess will indemnify us for environmental and other liabilities related to the three Gulf Coast marine terminals acquired in August 1999, including:

     - Indemnification for specified cleanup actions of pre-acquisition releases of hazardous substances. This indemnity is capped at a maximum of $15 million. Hess, however, has no liability until the aggregate amount of initial losses is in excess of a $2.5 million deductible, and then Hess is liable only for the succeeding $12.5 million in losses. This indemnity will remain in effect until July 30, 2004.

     - Indemnification for already known and required cleanup actions at the Corpus Christi, Texas and Galena Park, Texas terminals. This indemnity has no limit and will remain in effect until July 30, 2014.

     - Indemnification for a variety of pre-acquisition fines and claims that may be imposed or asserted under the Superfund Law and RCRA or analogous state laws. This indemnity is not subject to any limit or deductible amount.

     - Indemnification for breaches of environmental representations and warranties made in the Hess acquisition agreement, if any. This indemnity is subject to both the $15 million limit and the $2.5 million deductible mentioned above and expired on January 31, 2001. No material breaches of environmental representations and warranties were identified as of January 31, 2001.

     In addition to these indemnities, Hess retained liability for the performance of corrective actions associated with a cooling tower at the Corpus Christi, Texas terminal and a vapor recovery unit and process safety management compliance matter at the Galena Park, Texas terminal.

     We have insurance against the first $2.5 million of environmental liabilities related to the Hess terminals that arose prior to closing of the acquisition from Hess, with a deductible of $0.3 million, and any environmental liabilities in excess of $15 million up to an aggregate of $65 million.

     In connection with the acquisition of the New Haven, Connecticut marine terminal facility acquired from Wyatt Energy and the acquisitions of our inland terminals, the sellers of those terminals agreed to indemnify us against specified environmental liabilities. We also have insurance for up to $25 million of environmental liabilities for the New Haven marine terminal facility, with a deductible of $0.3 million.

  Hazardous Substances and Wastes

     In most instances, the environmental laws and regulations affecting our operations relate to the release of hazardous substances, or solid wastes into the water or soils, and include measures to control pollution of the environment. For instance, the Comprehensive Environmental Response, Compensation and Liability Act, also known as the "Superfund" law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under the Superfund law, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. The Superfund law also authorizes the Environmental Protection Agency or "EPA" and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we may generate waste that falls within the Superfund law's definition of a "hazardous substance" and as a result, we may be jointly and severally liable under the Superfund law for all or part of the costs required to clean up sites at which those hazardous substances have been released into the environment.

     Our operations also generate wastes, including hazardous wastes, that are subject to the requirements of the federal Resource Conservation and Recovery Act or "RCRA" and comparable state statutes. We are not currently required to comply with a substantial portion of the RCRA requirements because our operations routinely generate only small quantities of hazardous wastes and we do not hold ourselves out as a hazardous waste treatment, storage or disposal facility operator that is required to obtain a RCRA hazardous waste permit. While RCRA currently exempts a number of wastes, including many oil and gas exploration and production wastes, from being subject to hazardous waste requirements, the EPA from time to time will consider the adoption of stricter disposal standards for non-hazardous wastes. Moreover, it is possible that additional wastes, which could include non-hazardous wastes currently generated during operations, will in the future be designated as "hazardous wastes." Hazardous wastes are subject to more rigorous and costly storage and disposal requirements than are non-hazardous wastes.

     We currently own or lease properties where hydrocarbons are being or have been handled for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on, under or from the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to the Superfund law, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators, to clean up contaminated property, including groundwater contaminated by prior owners or operators, or to make capital improvements to prevent future contamination.

     We are currently evaluating soil and groundwater conditions at a number of our properties where historical operations conducted primarily by former site owners or operators or more recent operations conducted by us may have resulted in releases of hydrocarbons or other wastes. These investigations and possible cleanup activities are either under consideration or already have been or will be initiated at our terminals in Mobile, Alabama; New Haven, Connecticut; Doraville and South Albany, Georgia; St. Charles, Missouri; Greensboro and Selma, North Carolina; North Augusta, South Carolina; Nashville, Tennessee; and an ammonia terminal facility in Early, Iowa. We expect to conduct a number of these investigatory and cleanup activities at an estimated cost of $1.7 million. In other instances, however, prior owners or operators of these properties are performing or are expected to perform these activities pursuant to contractual requirements that make these prior owners or operators responsible for performing the activities.

  Aboveground Storage Tanks

     States in which we operate typically have laws and regulations governing above ground tanks containing liquid substances. Generally, these laws and regulations require that these tanks include secondary containment systems or that the operators take alternative precautions to ensure that no contamination results from any leaks or spills from the tanks. Although there is not currently a federal statute dedicated to regulating these above ground tanks, there is a possibility that a law could one day be passed in the United States. We believe we are in material compliance with all applicable above ground storage tank laws and regulations. As part of our assessment of facility operations, we have identified some above ground tanks at our terminals in Nashville, Tennessee; Charlotte, North Carolina; and Selma, North Carolina; that either are, or are suspected of being, coated with lead-based paints. The removal and disposal of any paints that are found to be lead-based, whenever such activities are conducted in the future as part of our day-to-day maintenance activities, will require increased handling by us. However, we do not expect the costs associated with this increased handling to be significant.

  Water Discharges

     Our operations can result in the discharge of pollutants, including oil. The Oil Pollution Act was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 or the "Water Pollution Control Act" and other statutes as they pertain to prevention and response to oil spills. The Oil Pollution Act subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and certain other consequences of an oil spill such as natural resource damages, where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. In the event of an oil spill from one of our facilities into navigable waters, substantial liabilities could be imposed upon us. States in which we operate have also enacted similar laws. Regulations have been or are being developed under the Oil Pollution Act and comparable state laws that may also impose additional regulatory burdens on our operations. We have determined that the secondary containment surrounding above ground tanks at our Galena Park, Texas, terminal requires upgrading to comply with the law, at an estimated cost of $0.1 million.

     The Water Pollution Control Act imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters. This law and comparable state laws require that permits be obtained to discharge pollutants into state and federal waters and impose substantial potential liability for the costs of noncompliance and damages. Where required, we hold discharge permits that were issued under The Water Pollution Control Act or a state-delegated program and we believe that we are in material compliance with the terms of those permits. While we have experienced permit discharge exceedances at our terminals in Selma, North Carolina and North Augusta, South Carolina, we are resolving these exceedances by electing to make capital improvements to the wastewater handling systems at those locations at an estimated cost of $0.1 million per facility. In addition, similar capital expenditures to improve wastewater handling systems are expected to be made to comply with applicable laws at our terminal in Galena Park, Texas, at an estimated cost of $0.5 million.

  Air Emissions

     Our operations are subject to the federal Clean Air Act and comparable state and local laws. Under such laws, permits are typically required to emit pollutants into the atmosphere. Amendments to the federal Clean Air Act enacted in 1990 as well as recent or soon to be proposed changes to state implementation plans, for controlling air emissions in regional, non-attainment areas require or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. As a result of these amendments, our facilities that emit volatile organic compounds or nitrogen oxides are subject to increasingly stringent regulations, including requirements that some sources install maximum or reasonably available control technology. In addition, the amendments include an operating permit for major sources of volatile organic compounds, which applies to some of our facilities. We also expect that changes to the state implementation plans pertaining to air quality in regional, non-attainment areas will have an impact on our terminals in Doraville, Georgia and Dallas, Texas, possibly resulting in the need to upgrade air pollution control equipment. We believe that we currently hold or have applied for all necessary air permits and that we are in material compliance with applicable air laws and regulations. Nevertheless, we anticipate making capital improvements involving modification or repair of roofs and seals on certain of our tanks at Galena Park, Texas and Corpus Christi, Texas to comply with applicable law, at a total estimated cost of $0.2 million. In addition, we recently received a notice of violation for air permitting issues relating to operation of a vapor recovery unit at our terminal in Galena Park, Texas. The alleged violation commenced while the property was operated by Hess and continued after The Williams Companies, Inc.'s acquisition of the property. In order to optimize our vapor recovery compliance, we have elected to acquire a vapor combustion unit. The net capital cost of this vapor combustion unit, after the application of the $0.3 million received from the prior owner, will be $2.3 million. In addition, if any penalties are imposed on us as a result of the recently assessed notice of violation that relates to ownership or operation of the vapor recovery unit, then Hess has agreed to reimburse us for costs arising prior to December 19, 2000.

EMPLOYEE SAFETY

     We are subject to the requirements of the federal Occupational Safety and Health Act or OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that certain information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in material compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances.

TITLE TO PROPERTIES

     Substantially all of our ammonia pipelines, as well as the pipelines at our Galena Park, Corpus Christi and Marrero facilities, are constructed on rights-of-way granted by the apparent record owners of this property. The rights-of-way for our ammonia pipelines are shared with other pipelines owned by affiliates of The Williams Companies, Inc. In some instances these rights-of-way are revocable at the election of the grantor. In many instances, lands over which rights-of-way have been obtained are subject to prior liens which have not been subordinated to the right-of-way grants. In some cases, not all of the apparent record owners have joined in the right-of-way grants. We have obtained permits from public authorities to cross over or under, or to lay facilities in or along water courses, county roads, municipal streets and state highways, and in some instances, these permits are revocable at the election of the grantor. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor's election. In some cases, property for pipeline purposes was purchased in fee. We have the right of eminent domain to acquire rights-of-way and lands necessary for our ammonia pipeline. However, the original owner of the pipeline may not have concluded eminent domain proceedings for some rights-of-way.

     Some of the leases, easements, rights-of-way, permits and licenses transferred to us, upon the completion of our initial public offering in February 2001, required the consent of the grantor to transfer these rights, which in some instances is a governmental entity. We have obtained or are in the process of obtaining third-party consents, permits and authorizations sufficient for the transfer to us of the assets necessary for us to operate our business in all material respects. With respect to any consents, permits or authorizations which have not yet been obtained, these consents, permits or authorizations should be obtained within a reasonable period, although the failure to obtain such consents, permits or authorizations should not have a material adverse effect on the operation of our business.

     We have sufficient title to all of our assets subject to the limitations described in this section, or we are entitled to indemnification from affiliates of The Williams Companies, Inc. for right-of-way defects or failures under the omnibus agreement. Record title to some of our assets may continue to be held by affiliates of The Williams Companies, Inc. until we have made the appropriate filings in the jurisdictions in which such assets are located and obtained any consents and approvals that were not obtained prior to February 9, 2001. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens and minor easements, restrictions and other encumbrances to which the underlying properties were subject at the time of acquisition by our predecessor or us, none of these burdens should materially detract from the value of our properties or from our interest in them or materially interfere with their use in the operation of our business.

EMPLOYEES

     To carry out our operations, our general partner or its affiliates employ approximately 186 people who provide direct support to our operations. Other than at our Galena Park marine terminal facility, none of these employees are represented by labor unions. The employees at our Galena Park marine terminal facility are currently represented by a union but have indicated their unanimous desire to terminate their union affiliation. The union has filed a lawsuit to prevent the employees from taking this action. If the union succeeds in its claim, we will enter into collective bargaining with the union for an agreement covering this facility. Our general partner considers its employee relations to be good.

FORWARD-LOOKING STATEMENTS

     Certain matters discussed in this report, excluding historical information, include forward-looking statements -- statements that discuss our expected future results based on current and pending business operations. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document.

     The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

     - Changes in demand for refined petroleum products that we store and distribute;

     - Changes in demand for storage in our petroleum product terminals;

     - Changes in the throughput on petroleum product pipelines owned and operated by third parties and connected to our petroleum product terminals;

     - Loss of Williams Energy Marketing and Trading as a customer;

     - Loss of one or all of our three customers on our ammonia pipeline and terminals system;

     - An increase in the price of natural gas, which increases ammonia production costs and reduces the amount of ammonia transported through our ammonia pipeline and terminals system;

     - Changes in the federal government's policy regarding farm subsidies, which negatively impact the demand for ammonia and reduce the amount of ammonia transported through our ammonia pipeline and terminals system;

     - An increase in the competition our petroleum products terminals and ammonia pipeline and terminals system encounter;

     - The occurrence of an operational hazard or unforeseen interruption for which we are not adequately insured;

     - Changes in general economic conditions in the United States;

     - Changes in laws and regulations to which we are subject, including tax, environmental and employment laws and regulations;

     - The cost and effects of legal and administrative claims and proceedings against us or our subsidiaries;

     - The ability to raise capital in a cost-effective way;

     - The effect of changes in accounting policies;

     - The ability to manage rapid growth; and

     - The ability to control costs.

(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     We have no significant amounts of revenue or segment profit or loss attributable to international activities.

ITEM 2. PROPERTIES

     See Item 1(c) for a description of the locations and general character of our material properties.

ITEM 3. LEGAL PROCEEDINGS

     We are a party to various legal actions that have arisen in the ordinary course of our business. We do not believe that the resolution of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the unitholders, through solicitation of proxies or otherwise, during the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common units are listed on the New York Stock Exchange under the symbol "WEG." At the close of business on March 26, 2001, we had 8 holders of record of our common units. The high and low sales price ranges (composite transactions) from February 9, 2001 (the day our common units began trading), through March 26, 2001, are below set forth. No cash distributions have been declared.

                                                                   2001
                                                              ---------------
QUARTER                                                        HIGH     LOW
-------                                                       ------   ------
February 9, 2001 through March 26, 2001.....................  $31.00   $23.00

     We have also issued subordinated units, all of which are held by two affiliates of our general partner, for which there is no established public trading market.

     We intend to make minimum quarterly distributions of $0.525 per common unit to the extent we have sufficient cash from our operations after payment of fees and expenses, including reimbursements to our general partner. We must distribute all of our cash on hand at the end of each quarter, less reserves established by our general partner. We refer to this cash as available cash as defined in our partnership agreement. The amount of available cash may be greater than or less than the minimum quarterly distribution. In general, we intend to pay cash distributions each quarter in the following manner:

     - first, 98 percent to the common units and two percent to the general partner, until each common unit has received a minimum quarterly distribution of $0.525 plus any arrearages from prior quarters; and

     - second, 98 percent to the subordinated units and two percent to the general partner, until each subordinated unit has received a minimum quarterly distribution of $0.525.

     There is no guarantee that we will pay the minimum quarterly distribution on the common units in any quarter, and we will be prohibited from making any distributions to unitholders if it would cause an event of default under our credit facility. See Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." If cash distributions exceed $0.578 per unit in any quarter, our general partner will receive a higher percentage of the cash we distribute in excess of that amount, in increasing percentages up to 50 percent.

USE OF PROCEEDS

     On February 5, 2001, our Registration Statement on Form S-1 (Registration No. 333-48866) with the Securities and Exchange Commission became effective. The managing underwriter for this transaction was Lehman Brothers Inc. Under the registration statement, we issued 5,679,694 Common Units and 5,679,694 Subordinated Units, of which, 1,679,694 Common Units and all of the Subordinated Units were issued to affiliates of our general partner.

     The closing date of our initial public offering was February 9, 2001, and on that date we sold 4,000,000 common units to the public at a price of $21.50 per unit, or $86.0 million. Underwriter commissions on this sale were $5.6 million. In addition, concurrent with the closing of the initial public offering, we borrowed $90.1 million under a credit facility with Bank of America and incurred $0.9 million of debt issuance costs. Subsequent to the initial public offering, the underwriters exercised in full their over-allotment option and purchased an additional 600,000 Common Units for $12.9 million. Underwriter commissions on this sale were $0.8 million. The aggregate offering price of the Common Units (including the over-allotment) was $98.9 million.

     Net proceeds from the sale of Common Units, after underwriter commissions, were $92.5 million and net proceeds from the borrowings under the credit facility with Bank of America were $89.2 million, for total net proceeds of $181.7 million. We used $3.1 million of the net proceeds to pay legal, accounting and other professional services costs associated with the initial public offering. Another $12.1 million of the proceeds were used to redeem 600,000 Common Units from Williams Energy Services, LLC, an affiliate of our general partner, to reimburse it for capital expenditures related to our assets. The remaining proceeds of $166.5 million were used to reduce affiliate note balances with Williams.

ITEM 6.

                     SELECTED FINANCIAL AND OPERATING DATA
                  (IN THOUSANDS, EXCEPT OPERATING STATISTICS)

     The historical financial information presented below for Williams Energy Partners L.P. was derived from our audited consolidated financials statements as of December 31, 2000 and 1999 and for the three years ended December 31, 2000. These financial data are an integral part of, and should be read in conjunction with, the consolidated financial statements and notes thereto. All other amounts have been prepared from our financial records. Information concerning significant trends in the financial condition and results of operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 19 through 27 of this report.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                             2000       1999       1998      1997       1996
                                           --------   ---------   -------   -------   --------
INCOME STATEMENT DATA:
Operating revenues.......................  $ 72,492   $  44,388   $20,846   $19,526   $ 14,748
Operating expenses.......................    33,489      18,635     7,618     7,176      5,831
Depreciation.............................     9,333       4,610     1,190     1,100        940
General and administrative...............    11,963       5,458     3,950     4,603      1,971
                                           --------   ---------   -------   -------   --------
  Total costs and expenses...............  $ 54,785   $  28,703   $12,758   $12,879   $  8,742
                                           --------   ---------   -------   -------   --------
Operating profit.........................  $ 17,707   $  15,685   $ 8,088   $ 6,647   $  6,006
Interest income (expense)(a).............   (12,873)     (4,775)    1,371     1,149       (724)
Interest capitalized.....................        46          --        --        --         --
Other income (expense), net..............       (33)         --       (27)       41          1
                                           --------   ---------   -------   -------   --------
Income before income taxes...............  $  4,847   $  10,910   $ 9,432   $ 7,837   $  5,283
Income taxes.............................     1,842       4,144     3,589     2,920      1,781
                                           --------   ---------   -------   -------   --------
Net income...............................  $  3,005   $   6,766   $ 5,843   $ 4,917   $  3,502
                                           ========   =========   =======   =======   ========
BALANCE SHEET DATA:
Working capital..........................  $  7,380   $   9,240   $24,997   $24,890   $ 17,377
Working capital less affiliate note
  receivable(b)..........................     7,380       9,240       203     1,262        558
Total assets.............................   318,505     283,339    73,002    65,316     57,720
Affiliate long-term note payable(b)......   226,188     197,165        --        --         --
Partners' capital........................    69,856      66,851    60,085    54,242     49,325
CASH FLOW DATA:
Net cash flow provided by (used in):
  Operating activities...................  $ 15,635   $   5,659   $ 8,844   $ 9,279   $  1,829
  Investing activities...................   (41,749)   (237,733)   (8,844)   (9,279)   (14,429)
  Financing activities...................    26,114     232,074        --        --     12,600
OTHER DATA:
Operating margin:
  Petroleum product terminals............  $ 31,286   $  17,141   $ 3,599   $ 3,568   $  1,612
  Ammonia pipeline and terminals
     system..............................     7,717       8,612     9,629     8,782      7,305
EBITDA...................................    27,040      20,295     9,278     7,747      6,946
Maintenance capital......................     7,474       2,236     1,666     1,472      1,319

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                             2000       1999       1998      1997       1996
                                           --------   ---------   -------   -------   --------
OPERATING STATISTICS:
Petroleum product terminals:
  Marine terminal average storage
     capacity utilized per month (million
     barrels)(c).........................      14.7        10.1       N/A       N/A        N/A
  Marine terminal throughput (million
     barrels)(d).........................       3.7         N/A       N/A       N/A        N/A
  Inland terminal throughput (million
     barrels)............................      56.1        58.1      26.8      21.3        9.1
Ammonia pipeline and terminals system:
  Volume shipped (thousand tons).........       713         795       896       893        843

---------------

(a) In 1996, the Williams Companies Inc.'s ("Williams") interest expense was allocated to its affiliates regardless of their affiliate notes receivable or payable balance. Although we maintained an affiliate notes receivable balance with Williams during this period, we were charged interest expense. Beginning in 1997, Williams calculated interest income and expense monthly based upon the actual affiliate note receivable or payable balance.

(b) Management believes excluding the affiliate note receivable, but not the affiliate accounts receivable, from working capital provides a more appropriate comparative representation of working capital. The affiliate note receivable and payable result from our long-term involvement in Williams' cash management program. The notes are due on demand; however, in February 2001, we have borrowed $90.0 million under a credit facility which expires in February 2004 and issued 4,000,000 common units in our partnership in an initial public offering for net proceeds, after underwriter commissions, of $80.4 million. An additional 600,000 common units were sold subsequent to the initial public offering when the underwriters exercised their over-allotment option. Net proceeds of $12.1 million from this sale were used to redeem 600,000 common units held by Williams Energy Services, LLC to reimburse it for capital expenditures related to our assets. The remaining affiliate notes payable was contributed to us as a capital contribution by an affiliate of Williams. As a result, the affiliate notes payable at December 31, 2000 and 1999, have been classified as long-term.

(c) For the year ended December 31, 1999, represents the average storage capacity utilized per month for the Gulf Coast marine terminals for the five months that we owned these assets in 1999. For the year ended December 31, 2000, represents the twelve month average storage capacity utilized for the Gulf Coast facilities (11.8 million barrels) and the four months that we owned the New Haven, Connecticut facility in 2000 (2.9 million barrels).

(d) Represents four months of activity at the New Haven, Connecticut facility, which is the period we owned the assets in 2000.

ITEM 7.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Williams Energy Partners L.P. is a Delaware limited partnership formed by The Williams Companies, Inc. in August 2000 to own, operate and acquire a diversified portfolio of complementary energy assets. We are principally engaged in the storage, transportation and distribution of refined petroleum products and ammonia. Our current asset portfolio consists of:

     - four marine terminal facilities;

     - 24 inland terminals (some of which are partially owned); and

     - an ammonia pipeline and terminals system.

     These assets were acquired and have been owned by several wholly owned subsidiaries of The Williams Companies, Inc. Upon the closing of our initial public offering on February 9, 2001, these assets were transferred to Williams Energy Partners L.P., including the related liabilities. The following discussion has been prepared as if the assets were operated as a stand-alone business throughout the periods presented.

OVERVIEW

     Our marine terminal facilities, which are large product storage facilities, generate revenues primarily from fees that we charge customers for storage services. Our inland terminals earn revenues primarily from fees that we charge based on the volumes of refined petroleum products distributed from our terminals. Our inland terminals also earn ancillary revenues from injecting additives into gasoline and jet fuel, from filtering jet fuel and from rental income. Also included in ancillary revenues is the gain or loss resulting from differences in metered-versus-physical volumes of refined petroleum products received at our terminals. Our ammonia pipeline and terminals system earns the majority of its revenue from transportation tariffs that we charge for transporting ammonia through our pipeline.

     Operating costs and expenses we incur in our marine and inland terminals are principally fixed costs related to routine maintenance as well as field and support personnel. Other costs, including fuel and power, fluctuate with storage capacity or throughput levels. Generally, most of the operating costs for our ammonia pipeline and terminals system fluctuate with the volume of ammonia transported through our pipeline.

     The Williams Companies, Inc. allocates both indirect and direct general and administrative expenses to its subsidiaries. Indirect expenses, including legal, accounting, treasury, engineering, information technology and other corporate services, are based on a calculation that compares a combination of operating margins, payroll costs and property, plant and equipment to The Williams Companies, Inc. and its subsidiaries. Historically, the amount of indirect general and administrative expenses allocated to us has increased as the relative size of our operations compared to The Williams Companies, Inc.'s operations has increased. Direct expenses allocated by The Williams Companies, Inc. are primarily salaries and benefits of employees, officers and directors associated with the business activities of the subsidiary. We will reimburse our general partner and its affiliates for indirect and direct expenses they incur on our behalf. We have agreed with our general partner, subject to future acquisitions or other changes in the business, that the expenses to be reimbursed will not exceed $6.0 million for 2001, excluding expenses associated with incentive compensation plans, even though the direct and allocated general and administrative costs incurred by the general partner may be significantly higher.

     We have little direct exposure to commodity price fluctuations. We do not trade commodities and do not intend to do so in the future. However, our operations can be indirectly affected by overall price trends for the products we handle. During periods when the price of a product is lower today than the price available through the forward pricing market, the market for that product is said to be in "contango." A contango market is favorable to our marine terminal facilities because this market condition incentivizes customers to store product in the near term to take advantage of expected higher future prices. Conversely, when the price of a product today is higher than the price available through the forward pricing market, the market is said to be "backwardated." In a backwardated market, customers are less likely to store product because market conditions incentivize them to sell as much product as possible to take advantage of higher current prices. The forward pricing market for petroleum products became backwardated in the second quarter of 1999 and remained so through 2000. The backwardated market contributed to reduced storage revenues in 1999 and 2000. We cannot predict whether the current backwardated market will continue.

ACQUISITION HISTORY

     We are principally engaged in the storage, transportation and distribution of refined petroleum products and ammonia. We materially increased our operations through a series of transactions, including:

     - in September 2000, the acquisition of one marine petroleum product terminal facility located in New Haven, Connecticut from Wyatt Energy, Incorporated;

     - in March 2000, the acquisition of a 50.0% ownership interest in one inland petroleum product terminal in Southlake, Texas from CITGO Petroleum Corporation;

     - in August 1999, the acquisition of three marine petroleum product terminal facilities, located in Galena Park and Corpus Christi, Texas and Marrero, Louisiana from Amerada Hess Corporation;

     - in February 1999, the acquisition of an additional 10.0% interest in eight inland petroleum product terminals located in Georgia, North Carolina, South Carolina, Virginia and Tennessee from Murphy Oil USA, Inc., which increased our ownership percentage in these terminals to 78.9%;

     - in January 1999, the acquisition of 12 inland petroleum product terminals, located in Ohio, North Carolina, South Carolina, Tennessee, Alabama, Florida and Mississippi from Amoco Oil Company;

     - in December 1998, the acquisition of one inland petroleum product terminal in Doraville, Georgia from Phillips Pipe Line Company; and

     - in June 1998, the acquisition of an additional 23.4% ownership interest in eight inland petroleum product terminals located in Georgia, North Carolina, South Carolina, Virginia and Tennessee from TOC Terminals, Inc., which increased our ownership interest to 68.9% from 45.5%, which we originally acquired in 1996.

RESULTS OF OPERATIONS

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

  FINANCIAL HIGHLIGHTS

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
                                                              ($ IN MILLIONS)
Revenues:
  Petroleum product terminals...............................  $60.8    $32.3
  Ammonia pipeline and terminals system.....................   11.7     12.1
                                                              -----    -----
          Total revenues....................................  $72.5    $44.4
Operating expenses:
  Petroleum product terminals...............................  $29.5    $15.1
  Ammonia pipeline and terminals system.....................    4.0      3.5
                                                              -----    -----
          Total operating expenses..........................  $33.5    $18.6
                                                              -----    -----
          Total operating margin............................  $39.0    $25.8
                                                              =====    =====

  OPERATING STATISTICS


Petroleum product terminals:
  Marine terminal facilities:
     Average storage capacity utilized per month (barrels in
      millions)(a)..........................................   14.7    10.1
     Throughput (barrels in millions)(b)....................    3.7     N/A
  Inland terminals:
     Throughput (barrels in millions).......................   56.1    58.1
Ammonia pipeline and terminals system:
  Volume shipped (tons in thousands)........................    713     795

---------------

(a) For the year ended December 31, 1999, represents the average storage capacity utilized per month for the Gulf Coast marine terminals for the five months that we owned these assets in 1999. For the year ended December 31, 2000, represents the twelve month average storage capacity utilized for the Gulf Coast facilities (11.8 million barrels) and the four months that we owned the New Haven, Connecticut facility in 2000 (2.9 million barrels).

(b) Represents four months of activity at the New Haven, Connecticut facility, which is the period we owned the assets in 2000.

     Our combined revenues for the twelve months ended December 31, 2000 were $72.5 million compared to $44.4 million for the twelve months ended December 31, 1999, an increase of $28.1 million, or 63%. This increase was a result of:

     - an increase in petroleum product terminals revenues of $28.5 million, or 88%, due to the following:

      - an increase in the marine terminal facilities revenues of $28.3 million, from $15.8 million to $44.1 million. This increase reflects increased volumes as a result of our acquisition of the Gulf Coast facilities in August 1999, a 1.7 million barrel per month increase in utilization of the Gulf Coast facilities and the acquisition of the New Haven, Connecticut facility from Wyatt Energy in September 2000. Slightly offsetting these increases was a storage revenue rate decline at the Gulf Coast facilities of approximately $.015 per barrel as a result of a revenue deficiency billing associated with the purchase of the Gulf Coast terminal facilities from Amerada Hess which ended in July 2000. For additional information, see Note 13 -- Quarterly Financial Data to Consolidated Financial Statements. Included in the 2000 revenue is a $7.5 million increase from $2.4 million in 1999 to

        $9.9 million in 2000 from Williams Energy Marketing and Trading, an affiliate of our general partner, which utilizes our facilities in connection with its trading business; and

      - an increase in inland terminal revenues of $0.2 million, from $16.5 million to $16.7 million, as increased ancillary revenues more than offset reduced throughput revenues resulting from a decline in throughput volumes of 2.0 million barrels. Our throughput volume decreased primarily because of the gradual reduction, beginning in January 2000, of a customer's contractual commitment to utilize a specific amount of throughput capacity. This contract was entered into in January 1999 in connection with our acquisition of 12 inland terminals. This volume reduction was partially offset by a volume increase resulting from the Southlake, Texas terminal acquisition in March 2000 and increased marketing activity by Williams Energy Marketing and Trading. Included in this revenue is a $3.0 million increase from $4.5 million in 1999 to $7.5 million in 2000 from Williams Energy Marketing and Trading. Our terminalling throughput rates remained approximately the same for 1999 and 2000;

     - ammonia pipeline and terminals system revenues declined by $0.4 million, or 3%, primarily due to a 82,000 ton, or 10%, reduction of ammonia shipped through our pipeline. This decline was due to lower product demand as well as the continuing impact of higher prices for natural gas, the primary component for the production of ammonia. Wet weather during the 2000 spring planting season resulted in reduced farm demand for ammonia. Further, due to higher natural gas prices, our customers have elected to produce and transport lower quantities of ammonia and to draw more ammonia from their existing inventories to meet demand. This volume decline was partially offset by a higher weighted average tariff of $15.50 per ton for 2000 compared to a tariff of $14.74 per ton for 1999. The increase in the weighted average tariff resulted from the 2000 mid-year indexing adjustment allowed under the transportation agreements as well as the expiration of a discount received by one of our customers.

     Operating expenses for the year ended December 31, 2000 were $33.5 million compared to $18.6 million for the year ended December 31, 1999, an increase of $14.9 million, or 80%. This increase was a result of:

     - an increase in petroleum product terminals expenses of $14.4 million, or 95%, due to:

      - an increase in marine terminal facilities expenses of $15.2 million, from $6.0 million to $21.2 million, due to the acquisition and assimilation of the Gulf Coast facilities, which were not acquired until August 1999 and the New Haven, Connecticut facility which was acquired in September 2000; and

      - a decrease in inland terminal expenses of $0.8 million, from $9.1 million to $8.3 million, primarily resulting from a decrease in environmental expenses associated with a system-wide environmental evaluation in 1999, decreases in employee relocation expenses associated with 12 terminals acquired in 1999 and a decrease in utility expenses as a result of lower throughput volumes. These reductions were slightly offset by an increase of $0.2 million related to our newly acquired terminal in Southlake, Texas;

     - ammonia pipeline and terminals system operating costs increased $0.5 million, or 14%, primarily due to increased utility costs as a result of higher natural gas prices.

     Depreciation expense for the year ended December 31, 2000 was $9.3 million compared to $4.6 million for the year ended December 31, 1999, an increase of $4.7 million, or 102%. This increase primarily resulted from a full year of depreciation related to the Gulf Coast marine facilities acquired in August 1999, and the acquisition of the New Haven, Connecticut marine facility in September 2000.

     General and administrative expenses for the year ended December 31, 2000 were $12.0 million compared to $5.5 million for the year ended December 31, 1999, an increase of $6.5 million, or 118%. This increase resulted principally from the acquisition of the Gulf Coast marine facilities and the New Haven, Connecticut marine facility. As a result of these acquisitions, the percentage increase of our asset growth was greater than the percentage increase of the growth in assets of The Williams Companies, Inc. and its subsidiaries. Therefore, the Williams Companies, Inc. allocated more general and administrative expenses to us.

     Affiliate interest expense for the year ended December 31, 2000 was $12.9 million compared to interest expense of $4.8 million for the year ended December 31, 1999. A significant portion of this increase can be attributed to carrying twelve months of debt in 2000 related to the acquisition of the Gulf Coast marine facilities in August 1999 and the acquisition of the New Haven, Connecticut facility in September 2000.

     We based our income tax provision for 2000 and 1999 upon the effective income tax rate for The Williams Companies, Inc. for those periods of 38.0%. The effective income tax rate exceeds the U.S. federal statutory income tax rate primarily due to state income taxes.

     Net income for the year ended December 31, 2000 was $3.0 million compared to $6.8 million for the year ended December 31, 1999, a decrease of $3.8 million, or 56%. While the operating margin increased by $13.2 million during the period, this was more than offset by a $11.2 million increase in depreciation and general and administrative expenses and a $8.1 million increase in interest expense; all of which are principally a result of the acquisitions of the Gulf Coast and New Haven, Connecticut marine terminal facilities in August 1999 and September 2000, respectively.

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  FINANCIAL HIGHLIGHTS

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               1999     1998
                                                              ------   ------
                                                              ($ IN MILLIONS)
Revenues:
  Petroleum product terminals...............................  $32.3    $ 7.1
  Ammonia pipeline and terminals system.....................   12.1     13.7
                                                              -----    -----
          Total revenues....................................  $44.4    $20.8
Operating expenses:
  Petroleum product terminals...............................  $15.1    $ 3.5
  Ammonia pipeline and terminals system.....................    3.5      4.1
                                                              -----    -----
          Total operating expenses..........................  $18.6    $ 7.6
                                                              -----    -----
          Total operating margin............................  $25.8    $13.2
                                                              =====    =====

  OPERATING STATISTICS


Petroleum product terminals:
  Marine terminal facilities:
     Average storage capacity utilized per month (barrels in
      millions)(a)..........................................   10.1     N/A
  Inland terminals:
     Throughput (barrels in millions).......................   58.1    26.8
Ammonia pipeline and terminals system:
  Volume shipped (tons in thousands)........................    795     896

---------------

(a) For the year ended December 31, 1999, represents the average storage capacity utilized per month for the Gulf Coast marine terminal facilities for the five months that we owned these assets in 1999.

     Our combined revenues for the year ended December 31, 1999 were $44.4 million compared to $20.8 million for the year ended December 31, 1998, an increase of $23.6 million, or 113%. This increase is a result of:

     - an increase in petroleum product terminal revenue of $25.2 million, or 355%, due to the following:

      - marine terminal facilities revenues of $15.8 million in 1999, on an average storage capacity utilization of 10.1 million barrels. These revenues resulted from the acquisition of the Gulf Coast marine facilities in August 1999. Included in the revenue was $2.4 million in affiliate revenue associated with the activities of Williams Energy Marketing and Trading; and

      - an increase in inland terminals revenues of $9.4 million, from $7.1 million to $16.5 million, primarily due to acquisitions. These acquisitions include 12 terminals acquired in January 1999, adding 26 million barrels of throughput, one terminal purchased in December 1998, adding four million barrels of throughput in 1999, and an increased ownership percentage in eight existing terminals. Included in the $9.4 million increase is an additional $2.5 million of affiliate revenue related to activities of Williams Energy Marketing and Trading at both new and existing terminal facilities. Slightly offsetting the increased revenues from throughput growth was a reduction in throughput rates. Between 1998 and 1999, rates declined by $.017 per barrel;

     - a decrease in ammonia pipeline and terminals system revenues of $1.6 million primarily due to a 101,000 ton, or 11%, reduction of product shipped through our pipeline. During 1999, the price of natural gas, the primary component of ammonia production, increased dramatically. As a result of higher natural gas prices, many ammonia producers reduced production, choosing instead to sell from their inventories to meet demand. We experienced a reduction in volumes transported as a result of reduced ammonia production. Based on the current transportation agreements, our tariff rates remained unchanged during this period. However, the mix of customer shipments changed slightly, resulting in a weighted average tariff of $14.74 per ton in 1999 versus $14.79 per ton in 1998.

     Operating expenses for the year ended December 31, 1999 were $18.6 million compared to $7.6 million for the year ended December 31, 1998, an increase of $11.0 million, or 145%. This increase is a result of:

     - an increase in operating expenses for the petroleum product terminals of $11.6 million, or 331%, due to:

      - marine terminal facilities expenses of $6.0 million in 1999, resulting from the acquisition of the Gulf Coast marine facilities in August 1999; and

      - an increase in inland terminals expenses of $5.6 million, from $3.5 million to $9.1 million, largely as a result of the full year operations of 13 additional terminals as well as increased ownership and throughput at eight existing inland terminals. The new terminals consisted of 12 locations we acquired in January 1999 and one terminal we acquired in December 1998;

     - a decrease in operating expenses for the ammonia pipeline and terminals system of $0.6 million, or 15%, primarily because of reductions in routine maintenance expense. We completed an extensive valve replacement program in 1999, resulting in reduced repair and maintenance expense. Routine maintenance costs will continue for the system as our regular monitoring efforts identify ongoing maintenance needs.

     Depreciation expense for the year ended December 31, 1999 was $4.6 million compared to $1.2 million for the year ended December 31, 1998, an increase of $3.4 million, or 283%. Of this increase, $2.9 million was related to the Gulf Coast marine facilities we acquired in August 1999. Also, depreciation increased as a result of our other acquisitions.

     General and administrative expenses for the year ended December 31, 1999 were $5.5 million compared to $4.0 million for the year ended December 31, 1998, an increase of $1.5 million, or 38%. We acquired a significant number of inland and marine terminals during this period. As a result of these acquisitions, our assets became a larger percentage of The Williams Companies, Inc. and its subsidiaries, and The Williams Companies, Inc. allocated more general and administrative expenses to us.

     We incurred affiliate interest expense of $4.8 million in the year ended December 31, 1999 compared to affiliate interest income of $1.4 million received in the year ended December 31, 1998. Historically, we have transferred our cash balances to The Williams Companies, Inc., resulting in an affiliate note receivable on our books. Prior to 1999, cash generation was sufficient to fund our acquisition and operational needs, and we earned interest equivalent to The Williams Companies, Inc.'s revolving credit facility rate on the receivable balance. We borrowed funds from The Williams Companies, Inc. in connection with the acquisition of the Gulf Coast marine facilities, resulting in an affiliate note payable and interest expense for 1999.

     We based our income tax provision for the years ended December 31, 1999 and 1998 upon the effective income tax rate for The Williams Companies, Inc. for those periods of 38.0%. The effective income tax rate exceeds the U.S. federal statutory income tax rate primarily due to state income taxes.

     Net income for the year ended December 31, 1999 was $6.8 million compared to $5.8 million for the year ended December 31, 1998, an increase of $1.0 million, or 17%. This increase was primarily due to the acquisition of 12 inland terminals in January 1999 and the Gulf Coast marine facilities in August 1999.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows and Capital Expenditures

     Net cash provided by operating activities for the year ended December 31, 2000 was $15.6 million compared to $5.7 million for the year ended December 31, 1999 and $8.8 million for the year ended December 31, 1998. The increase from 1999 to 2000 was primarily attributable to a reduction in the account receivable due from our affiliate, Williams Energy Marketing and Trading. During this period, acquisitions added significantly to operating margins, but these increases where offset by an increase in general and administrative expense allocations, higher depreciation and increased interest expense. The decrease in net cash from operations from 1998 to 1999 was a result of increases in working capital as a result of the acquisition of 12 inland terminals and the Gulf Coast marine terminal facilities in 1999, offset partially by increased net income before depreciation and deferred taxes from these same acquisitions.

     Net cash used by investing activities for the years ended December 31, 2000, 1999 and 1998 was $41.7 million, $237.7 million and $8.8 million, respectively. We increased capital expenditures during these years to make acquisitions of petroleum product terminals. In 1998, we purchased one additional inland terminal and acquired additional interests in eight existing inland terminals. In 1999, we acquired 12 inland terminals, the Gulf Coast marine facilities and an additional ownership interest in eight existing inland terminals. In 2000, we acquired one inland terminal and the New Haven, Connecticut marine terminal facility.

     Net cash provided by financing activities for the years ended December 31, 2000 and 1999 were $26.1 million and $232.1 million, respectively (none in 1998). The 1999 and 2000 amounts represent loans received from The Williams Companies, Inc. to fund our terminal acquisitions. These loans accrued interest at The Williams Companies, Inc.'s revolving credit facility interest rate of LIBOR plus an applicable margin that ranged from 0.63% to 0.75%.

  Capital Requirements

     The storage, transportation and distribution business requires continual investment to upgrade or enhance existing operations and to ensure compliance with safety and environmental regulations. The capital requirements of our business have consisted, and we expect them to continue to consist, primarily of:

     - maintenance capital expenditures, such as those required to maintain equipment reliability and safety and to address environmental regulations; and

     - expansion capital expenditures to acquire additional complementary assets to grow our business and to expand or upgrade our existing facilities, such as projects that increase storage or throughput volumes.

     The total amount we expect to spend on maintenance capital in 2001 is approximately $4.9 million, which is the maximum amount allowed under the Omnibus Agreement. We are also planning to incur expansion and upgrade capital expenditures at our existing facilities, including a vapor combustion unit, dock automation, pipeline connections and a rail loading expansion. The total amount we plan to spend for expansion is approximately $5.4 million in 2001, not including capital needs associated with unidentified acquisition opportunities. We expect to fund our capital expenditures, including any acquisitions, from cash provided by operations and, to the extent necessary, from the proceeds of:

     - borrowings under the revolving credit facility discussed below and other borrowings; and

     - issuance of additional common units.

  Liquidity

     Prior to the closing of our initial public offering on February 9, 2001, our partnership relied on funding from The Williams Companies, Inc. for both short-term working capital borrowings and longer-term borrowings for acquisitions. For a discussion of the financing arrangement between our partnership and The Williams Companies, Inc., see Note 8 to Consolidated Financial Statements.

     Subsequent to the closing of the offering of Williams Energy Partners L.P., our partnership will rely on cash generated from internal operations as its primary source of funding. Additional funding requirements will be served by a $150.0 million credit facility, which matures on February 5, 2004. This credit facility is comprised of a $90.0 million term loan and a $60.0 million revolving credit facility. The $60.0 million revolving credit facility includes a $20.0 million working capital sub-limit that can be used for ongoing working capital needs. Under the terms of the credit facility, the working capital sub-facility must maintain a zero balance for 15 consecutive days each year. The remaining $40.0 million of the revolving credit facility is available for general partnership purposes, including future acquisitions.

     Immediately after the closing of the offering, our partnership borrowed all of the $90.0 million term loan and $0.1 million under the revolving credit facility and paid debt issuance costs of $0.9 million. The borrowings along with the $80.4 million in net proceeds of the offering were used to repay a portion of the affiliate note payable owed to The Williams Companies, Inc. and to pay $3.1 million of expenses associated with the offering and the related transactions. Net proceeds from the sale of the underwriters over-allotment option in February 2001, after underwriter commissions of $0.8 million, were $12.1 million. These proceeds were used to redeem 600,000 common units from Williams Energy Services, LLC, an affiliate entity, to reimburse it for capital expenditures related to the Partnership. Subsequent to the offering, $59.9 million is available under our revolving credit facility.

     The credit facility contains various operational and financial covenants. Management believes that our partnership is in compliance with all of these covenants.

  Environmental

     Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We have accrued liabilities for estimated site restoration costs to be incurred in the future at our facilities and properties, including liabilities for environmental remediation obligations at various sites where we have been identified as a potentially responsible party. Under our accounting policies, liabilities are recorded when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. As of December 31, 2000 we had accrued environmental liabilities of $1.9 million. We expect that The Williams Companies, Inc. will perform the remediation related to these liabilities or that we will be reimbursed by The Williams Companies, Inc. or a third party indemnitor for these liabilities.

  Impact of Inflation

     Although the impact of inflation has slowed in recent years, it is still a factor in the United States economy and may increase the cost to acquire or replace property, plant and equipment and may increase the costs of labor and supplies. To the extent permitted by competition, regulation and our existing agreements, we have and will continue to pass along increased costs to our customers in the form of higher fees.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board, the "FASB," issued Statement of Financial Accounting Standards, "SFAS," No. 133 "Accounting for Derivative Instruments and Hedging Activities." This was followed in June 2000 by the issuance of SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. SFAS No. 133 and No. 138 establish accounting and reporting standards for derivative financial instruments. The standards require that all derivative financial instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives will be recorded each period in earnings if the derivative is not a hedge. If a derivative qualifies for special hedge accounting, changes in the fair value of the derivative will either be recognized in earnings as an offset against the change in fair value of hedged assets, liabilities or firm commitments also recognized in earnings, or the changes in fair value will be deferred on the balance sheet until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. We adopted these standards in our financial statements effective January 1, 2001. There was no impact to our financial condition, results of operations or cash flows from adopting these standards.

     The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides guidance for determining whether a transfer of financial assets should be accounted for as a sale or a secured borrowing, and whether a liability has been extinguished. The Statement is effective for recognition and reclassification of collateral and for disclosures ending after December 15, 2000. The Statement will become effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The initial application of SFAS No. 140 will have no impact to our results of operations and financial position.

     The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modified the practice of accounting for certain stock award agreements and was generally effective beginning July 1, 2000. There was no initial impact of this interpretation on our results of operations and financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." Among other things, SAB No. 101 clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. The initial impact of SAB No. 101 on our results of continued operations and financial position was not material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk. Debt we incur under our credit facility bears variable interest based on LIBOR. If the LIBOR were to change by 0.125%, our annual debt coverage obligations associated with the $90.1 million borrowings under the term loan and revolving credit facility would change by approximately $0.1 million. Unless interest rates increase significantly in the future, our exposure to interest rate market risk should be minimal. We have no foreign currency or direct commodity risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors of Williams GP LLC,
General Partner of Williams Energy Partners, L.P.

     We have audited the accompanying consolidated balance sheets of Williams Energy Partners L.P. as of December 31, 2000 and 1999, and the related consolidated statements of income and partners' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Energy Partners L.P. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                            ERNST & YOUNG LLP

Tulsa, Oklahoma
March 16, 2001

                         WILLIAMS ENERGY PARTNERS L.P.

             CONSOLIDATED STATEMENTS OF INCOME AND PARTNERS' EQUITY
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
Revenues:
  Third party...............................................  $55,077   $37,469   $18,817
  Affiliate.................................................   17,415     6,919     2,029
                                                              -------   -------   -------
     Total revenues.........................................   72,492    44,388    20,846
Costs and expenses:
  Operating.................................................   33,489    18,635     7,618
  Depreciation..............................................    9,333     4,610     1,190
  Affiliate general and administrative......................   11,963     5,458     3,950
                                                              -------   -------   -------
     Total costs and expenses...............................   54,785    28,703    12,758
                                                              -------   -------   -------
Operating profit............................................   17,707    15,685     8,088
Affiliate interest income (expense).........................  (12,873)   (4,775)    1,371
Interest capitalized........................................       46        --        --
Other expense...............................................      (33)       --       (27)
                                                              -------   -------   -------
Income before income taxes..................................    4,847    10,910     9,432
Provision for income taxes..................................    1,842     4,144     3,589
                                                              -------   -------   -------
Net income..................................................  $ 3,005   $ 6,766   $ 5,843
                                                              =======   =======   =======
Partners' Equity:
  At beginning of period....................................  $66,851   $60,085   $54,242
  Net income................................................    3,005     6,766     5,843
                                                              -------   -------   -------
  At end of period..........................................  $69,856   $66,851   $60,085
                                                              =======   =======   =======

                             See accompanying notes

                         WILLIAMS ENERGY PARTNERS L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Current assets:
  Accounts receivable.......................................  $ 10,645   $  9,228
  Affiliate accounts receivable.............................     1,875      4,745
  Prepaid insurance.........................................       903        359
  Deferred income taxes.....................................        --        227
  Other current assets......................................       685        138
                                                              --------   --------
     Total current assets...................................    14,108     14,697
Property, plant and equipment, at cost......................   340,975    299,105
  Less: accumulated depreciation............................    40,127     31,043
                                                              --------   --------
     Net property, plant and equipment......................   300,848    268,062
Deferred equity offering costs..............................     2,539         --
Long-term receivables.......................................       262        252
Other noncurrent assets.....................................       748        328
                                                              --------   --------
          Total assets......................................  $318,505   $283,339
                                                              ========   ========
Current liabilities:
  Accounts payable..........................................  $  3,640   $  3,943
  Accrued payroll and benefits..............................     1,169        660
  Accrued taxes other than income...........................     1,919        240
  Environmental liabilities.................................        --        598
  Other liabilities.........................................        --         16
                                                              --------   --------
     Total current liabilities..............................     6,728      5,457
Affiliate note payable......................................   226,188    197,165
Deferred income taxes.......................................    13,789     12,174
Environmental liabilities...................................     1,944      1,692
Commitments and contingencies
Partners' equity............................................    69,856     66,851
                                                              --------   --------
          Total liabilities and partners' equity............  $318,505   $283,339
                                                              ========   ========

                            See accompanying notes.

                         WILLIAMS ENERGY PARTNERS L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   ---------   -------
Operating Activities:
  Net income................................................  $  3,005   $   6,766   $ 5,843
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................     9,333       4,610     1,190
     Deferred income taxes..................................     1,842       4,144     1,243
     Changes in components of operating assets and
       liabilities:
       Accounts receivable..................................    (1,417)     (6,130)       47
       Affiliate accounts receivable........................     2,870      (3,927)      (67)
       Accounts payable.....................................      (303)      2,825       468
       Accrued income taxes due affiliate...................        --      (2,315)      493
       Accrued payroll and benefits.........................       509         630        30
       Accrued taxes other than income......................     1,679         (55)      105
       Current and noncurrent environmental liabilities.....      (346)        172      (470)
       Other current and noncurrent assets and
          liabilities.......................................    (1,537)     (1,061)      (38)
                                                              --------   ---------   -------
          Net cash provided by operating activities.........    15,635       5,659     8,844
Investing Activities:
  Additions to property, plant & equipment..................   (10,649)     (4,318)   (5,178)
  Purchases of businesses...................................   (31,100)   (223,300)   (2,500)
  Advances on affiliate note receivable.....................        --     (10,115)   (5,177)
  Receipts on affiliate note receivable.....................        --          --     4,011
                                                              --------   ---------   -------
          Net cash used by investing activities.............   (41,749)   (237,733)   (8,844)
Financing Activities:
  Payment on affiliate note payable.........................    (5,955)         --        --
  Proceeds from affiliate note payable......................    32,069     232,074        --
                                                              --------   ---------   -------
          Net cash provided by financing activities.........    26,114     232,074        --
                                                              --------   ---------   -------
Change in cash..............................................        --          --        --
Cash at beginning of period.................................        --          --        --
                                                              --------   ---------   -------
Cash at end of period.......................................  $     --   $      --   $    --
                                                              ========   =========   =======
Supplemental non-cash financing transactions:
  Deferred equity offering costs............................  $  2,539   $      --   $    --
                                                              ========   =========   =======

                            See accompanying notes.

                         WILLIAMS ENERGY PARTNERS L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRESENTATION

     Williams Energy Partners L.P. (the "MLP" or the "Partnership") is a Delaware limited partnership that was formed in August 2000, to acquire, own and operate: (a) selected petroleum product terminals owned by Williams Energy Ventures, Inc. ("WEV"), and (b) Williams Ammonia Pipeline, Inc., ("WAPI"). Prior to the closing of the initial public offering ("IPO"), WEV was owned by Williams Energy Services, LLC ("WES") and WAPI was owned by Williams Natural Gas Liquids, Inc. ("WNGL"). Both WES and WNGL are wholly-owned subsidiaries of The Williams Companies, Inc. ("Williams"). Williams GP LLC, (the "Managing GP") a Delaware limited liability company, was also formed in August 2000, to serve as managing general partner for the Partnership. On October 28, 2000, the MLP and the Managing GP formed a limited operating partnership named Williams OLP, L.P. ("OLP").

  Initial Public Offering, Concurrent Transactions and Subsequent Events

     On February 9, 2001, the Partnership completed its IPO of 4,000,000 Common Units representing limited partner interests in the Partnership at a price of $21.50 per unit. The net proceeds of $80.4 million, after underwriter commissions of $5.6 million, were used to pay $3.1 million of legal and professional fees and costs associated with the IPO with the remainder used to reduce affiliate note balances with Williams.

     Concurrent with the closing and pursuant to the Contribution and Conveyance Agreement dated February 9, 2001, WEV converted itself into Williams Terminals Holdings, L.P. ("WTH LP"), Williams Pipeline Holdings, LLC, a subsidiary of WTH LP, converted itself into Williams Pipeline Holdings, LP ("WPH LP"), and Williams Ammonia Pipeline, Inc. converted itself into Williams Ammonia Pipeline, L.P. ("WAP LP"), all Delaware limited partnerships. WNGL contributed 3.05% of its ownership in WAP, LP and WES contributed 2.05% of its ownership in WTH LP to the Managing GP in exchange for 19.2% and 80.8% ownership interest in the Managing GP, respectively. WNGL contributed the remainder of its interest in WAP LP to the OLP and WES contributed the remainder of its interest in WTH LP and all of its interest in WPH LP to the OLP in exchange for ownership interests in the OLP. The Managing GP contributed all of its interest in WAP LP, WTH LP and WPH LP in exchange for: (a) a 1.0% managing general partner interest in the MLP and (b) a 1.0101% managing general partner interest in the OLP. WNGL contributed to the MLP all of its limited partner interest in OLP in exchange for 322,501 Common Units and 1,090,501 Subordinated Units and WES contributed all of its limited partner interest in OLP to the MLP in exchange for 1,357,193 Common Units and 4,589,193 Subordinated Units.

     The resulting structure is as follows: Williams GP LLC serves as the managing general partner for both the MLP and the OLP. OLP is the limited partner of the operating limited partnerships. The operating limited partnerships are comprised of Williams Terminals Holdings, L.P., Williams Pipeline Holdings, L.P. and Williams Ammonia Pipeline, L.P. Williams NGL, LLC, was established to serve as general partner of the operating limited partnerships and is owned by OLP. Under the resulting structure, the limited partners' liability in each of the limited partnerships is limited to their investment.

     Also, concurrent with the closing of the IPO, the OLP entered into a $150.0 million credit facility. The credit facility consists of a $90.0 million term loan facility and a $60 million revolving credit facility, which is comprised of a $40.0 million acquisition sub-facility and a $20.0 million working capital sub-facility. On the closing date, the OLP borrowed $90.0 million under the term loan facility and $0.1 million under the acquisition sub-facility. The credit facility's term extends through February 5, 2004, and the working capital facility matures on April 9, 2001. Closing fees associated with the credit facility were $0.9 million. Borrowings under the credit facility carry an interest rate equal to the London Interbank Offer Rate plus a spread of from 1.0% to 1.45%, depending on the OLP's leverage ratio. Interest is also assessed on the unused portion of the credit facility at a spread from 0.2% to 0.4%, depending on the OLP's leverage ratio. The OLP's leverage ratio is defined as the ratio of consolidated total debt to consolidated earnings before interest, income taxes, depreciation and amortization for the period of the four fiscal quarters ending on such date.

                         WILLIAMS ENERGY PARTNERS L.P.

     Subsequent to the IPO, the underwriters exercised their over-allotment option and purchased 600,000 Common Units, also at a price of $21.50 per unit. The net proceeds of $12.1 million, after underwriter commissions of $0.8 million, from this over-allotment option were used to redeem 600,000 of the Common Units held by Williams Energy Services, LLC to reimburse it for capital expenditures related to the Partnership's assets. Upon completion of this transaction, Williams owned 60% of the equity units of the MLP. The MLP maintained the historical costs of the net assets received under the Contribution Agreement and Conveyance Agreement.

  Pro Forma Results of Operations (Unaudited):

                                                                2000        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER UNIT AMOUNTS)
Revenues....................................................   $77,560     $76,526
Operating expenses..........................................    36,106      34,864
Depreciation................................................     9,992       9,673
Affiliate general and administrative expense................     6,000       6,000
                                                               -------     -------
Operating profit............................................   $25,462     $25,989
Interest expense............................................    (7,830)     (5,964)
Interest capitalized........................................        46          --
Other expense...............................................       (33)        (19)
                                                               -------     -------
Net income..................................................   $17,645     $20,006
General partner's interest in net income....................       353         400
                                                               -------     -------
Limited partners' interest in net income....................   $17,292     $19,606
                                                               =======     =======
Net income per limited partner unit.........................   $  1.52     $  1.73
                                                               =======     =======
Weighted average number of limited units outstanding........    11,359      11,359
                                                               =======     =======

     The pro forma results of operations for the years ended December 31, 2000 and 1999, are derived from the historical financial statements of the Partnership. The pro forma results of operations reflect certain pro forma adjustments to the historical results of operations as if the MLP had been formed on January 1, 1999. Significant pro forma adjustments include: (a) pro forma interest on debt outstanding on February 9, 2001, (b) reductions in general and administrative expenses to $6.0 million per year, (c) additional revenues and expenses from acquisitions as though the acquisitions had occurred as of January 1, 1999, (d) reductions of $0.7 million and $1.1 million in 2000 and 1999, respectively, for additional revenues recognized as a result of a revenue guarantee provided by Amerada Hess Corporation for a specified period after the acquisition of the Gulf Coast marine terminal, and (e) the elimination of income tax expense as income taxes will be the responsibility of the unitholders and not the MLP.

2. DESCRIPTION OF BUSINESSES

     Williams Energy Partners L.P. owns and operates certain petroleum product terminal operations and an interstate common carrier ammonia pipeline.

  Petroleum Product Terminals

     Most of the petroleum product terminals are strategically located along and/or near third party pipelines or petroleum refineries. The petroleum product terminals provide a variety of services such as distribution, storage, blending, inventory management and additive injection to a diverse customer group including end-users in the downstream refining, retail, commercial trading, industrial, governmental and petrochemical

                         WILLIAMS ENERGY PARTNERS L.P.

industries. Products stored in and distributed through the petroleum product terminal network include refined petroleum products, blendstocks and heavy oils and feedstocks.

  Ammonia Pipeline and Terminals System

     The ammonia pipeline and terminals system consists of an ammonia pipeline and six company-owned terminals. Shipments on the pipeline primarily originate from ammonia production plants located in Borger, Texas and Enid and Verdigris, Oklahoma for transport to terminals throughout the midwest for ultimate distribution to end-users in Iowa, Kansas, Minnesota, Missouri, Nebraska, Oklahoma and South Dakota. The ammonia transported through the system is used primarily as nitrogen fertilizer. Approximately 94% of ammonia system revenues are generated from transportation tariffs received from three customers, who are obligated under "ship or pay" contracts to ship an aggregate minimum of 700,000 tons per year but have historically shipped an amount in excess of the required minimum. The current ammonia transportation contracts extend through June 2005. The tariffs charged by the interstate ammonia pipeline are regulated by the Surface Transportation Board of the U.S. Department of Transportation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The petroleum product terminal operations consist of 28 independent petroleum product terminal facilities and associated storage facilities, located across 12 states primarily in the South, Southeast and Gulf Coast areas of the United States. For 11 of these petroleum product terminals, Williams Energy Partners L.P. owns varying undivided ownership interests. From inception, ownership of these assets has been structured as an ownership of an undivided interest in assets, not as an ownership interest in a partnership, limited liability company, joint venture or other form of entity. Marketing and invoicing is controlled separately by each owner and each owner is responsible for any loss, damage or injury that may occur to their own customers. As a result, Williams Energy Partners L.P. applies proportionate consolidation for their interests in these assets.

  Reclassifications

     Certain previously reported balances have been classified differently to conform with current year presentation.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations in the period incurred. The costs of property, plant and equipment sold or retired and the related accumulated depreciation is removed from the accounts in the period of sale or disposition.

     Depreciation of property, plant and equipment is provided on the straight-line basis. Gains and losses on the disposal of property, plant and equipment are recorded in the income statement.

                         WILLIAMS ENERGY PARTNERS L.P.

  Impairment of Long-Lived Assets

     Williams Energy Partners L.P. evaluates its long-lived assets of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

     For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if an impairment is required. Until the assets are disposed of, an estimate of the fair value is redetermined when related events or circumstances change.

  Revenue Recognition

     Revenues are recognized in the month that services are rendered.

  Income Taxes

     Prior to February 9, 2001, Williams Energy Partners L.P.'s operations were included in the Williams' consolidated federal income tax return. Williams Energy Partners L.P. income tax provisions were computed as though separate returns were filed. Deferred income taxes were computed using the liability method and were provided on all temporary differences between the financial basis and tax basis of Williams Energy Partners L.P.'s assets and liabilities.

     Effective with the closing of Williams Energy Partners L.P.'s initial public offering and the concurrent transactions on February 9, 2001, (See Note
1), Williams Energy Partners L.P.'s operations will not be included in Williams' consolidated federal income tax return. Instead, income taxes will be the responsibility of the unitholders and the operating results of Williams Energy Partners L.P. will be reported in the unitholders' income tax returns.

  Employee Stock-Based Awards

     Williams' employee stock-based awards are accounted for under provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Williams' fixed plan common stock options do not result in compensation expense, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

  Environmental

     Environmental expenditures that relate to current or future revenues are expensed or capitalized based upon the nature of the expenditures. Expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Environmental liabilities are recorded independently of any potential claim for recovery. Receivables are recognized in cases where the realization of reimbursements of remediation costs are considered probable. Accruals related to environmental matters are generally determined based on site-specific plans for remediation, taking into account prior remediation experience of Williams Energy Partners L.P. and Williams.

  Recent Accounting Standards

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities".

                         WILLIAMS ENERGY PARTNERS L.P.

This was followed in June 2000 by the issuance of SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. SFAS No. 133 and No. 138 establish accounting and reporting standards for derivative financial instruments. The standards require that all derivative financial instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives will be recorded each period in earnings if the derivative is not a hedge. If a derivative qualifies for special hedge accounting, changes in the fair value of the derivative will either be recognized in earnings as an offset against the change in fair value of the hedged assets, liabilities or firm commitments also recognized in earnings, or the changes in fair value will be deferred on the balance sheet until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. These standards were adopted on January 1, 2001. There was no impact to Williams Energy Partners L.P.'s' financial position, results of operations or cash flows from adopting these standards.

     The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides guidance for determining whether a transfer of financial assets should be accounted for as a sale or a secured borrowing, and whether a liability has been extinguished. The Statement is effective for recognition and reclassification of collateral and for disclosures ending after December 15, 2000. The Statement will become effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The initial application of SFAS No. 140 will have no impact to our results of operations and financial position.

     The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modified the practice of accounting for certain stock award agreements and was generally effective beginning July 1, 2000. There was no initial impact of this interpretation on our results of operations and financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." Among other things, SAB No. 101 clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. The initial impact of SAB No. 101 on our results of continued operations and financial position was not material.

4. ACQUISITIONS

     Petroleum product terminal facilities and partial ownership interests in several petroleum product terminals were acquired for cash during the periods presented and are described below. All acquisitions were accounted for as purchases and the results of operations of the acquired petroleum product terminals are included with the consolidated results of operations from their acquisition dates.

     In September 2000, a northeast petroleum product terminal facility was acquired from Wyatt Energy, Incorporated and its affiliates for approximately $30.8 million.

     In March 2000, a 50% ownership interest in CITGO Petroleum Corporation's petroleum product terminal located in Southlake, Texas was acquired for approximately $0.3 million.

     In August 1999, three storage and distribution petroleum product terminals and Terminal Pipeline Company ("TPC"), a wholly-owned subsidiary of Amerada Hess Corporation ("Hess"), were acquired from Hess for approximately $212 million. The petroleum product terminals are located in Galena Park and Corpus Christi, Texas and Marrero, Louisiana. TPC is a common carrier pipeline that begins at a connection east of the Houston Ship Channel and terminates at the Galena Park terminal.

     In January 1999, 11 petroleum product terminals owned by Amoco Oil Company were acquired. The petroleum product terminals, located in Ohio, North Carolina, South Carolina, Tennessee, Alabama, Florida, and Mississippi, were acquired for approximately $6.9 million. In addition, Amoco's 60% interest in a twelfth

                         WILLIAMS ENERGY PARTNERS L.P.

petroleum product terminal, located in Greensboro, North Carolina, was acquired for approximately $1.0 million.

     In December 1998, the petroleum product terminal assets owned by Phillips Pipe Line Company in Doraville, Georgia were acquired for approximately $2.2 million.

     In June 1998, an additional 23.4% ownership interest in eight petroleum product terminals was acquired from TOC Terminals, Inc. for approximately $0.3 million, which increased Williams Energy Partners L.P.'s ownership interest to 68.9% from the 45.5% interest initially acquired in 1996. The petroleum product terminals, which are now operated by Williams Energy Partners L.P., are located in Georgia, North Carolina, South Carolina, Virginia and Tennessee. In February 1999, an additional 10% ownership interest in the petroleum product terminals was acquired from Murphy Oil USA, Inc. for approximately $3.4 million, which increased Williams Energy Partners L.P.'s ownership interest to 78.9%.

     The following summarized unaudited pro forma financial information for the years ended December 31, 2000 and 1999 assumes each acquisition had occurred on January 1 of the year immediately preceding the year of the acquisition (in thousands):

                                                               2000      1999
                                                              -------   -------
Revenues:
  Williams Energy Partners L.P..............................  $72,492   $44,388
  Acquired businesses.......................................    5,750    24,858
                                                              -------   -------
     Combined...............................................  $78,242   $69,246
                                                              =======   =======
Net income:
  Williams Energy Partners L.P..............................  $ 3,005   $ 6,766
  Acquired businesses.......................................      775     2,986
                                                              -------   -------
     Combined...............................................  $ 3,780   $ 9,752
                                                              =======   =======

     The pro forma results include operating results prior to the acquisitions and adjustments to interest expense and income taxes. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the periods presented, nor do they purport to be indicative of results that will be obtained in the future.

     The purchase prices of the above acquisitions were allocated to various categories of property, plant and equipment and liabilities based upon the fair value of the assets acquired and liabilities assumed. Williams Energy Partners L.P. recorded environmental liabilities of $1.2 million associated with the above acquisitions in 1999.

                         WILLIAMS ENERGY PARTNERS L.P.

5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

                                                       DECEMBER 31,         ESTIMATED
                                                    -------------------    DEPRECIABLE
                                                      2000       1999         LIVES
                                                    --------   --------   -------------
Construction work-in-progress.....................  $  4,931   $  5,167
Land and right-of-way.............................    26,977     23,138
Buildings.........................................     7,404      5,475     30 years
Storage tanks.....................................   147,858    130,035     30 years
Pipeline and station equipment....................    42,529     41,737   30 - 67 years
Processing equipment..............................   110,214     92,491     30 years
Other.............................................     1,062      1,062   10 - 30 years
                                                    --------   --------
          Total...................................  $340,975   $299,105
                                                    ========   ========

6. MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

     Williams Energy Marketing and Trading, an affiliate customer, Farmland Industries, Inc., Agrium U.S. Inc., Terra Nitrogen, L.P., BP and Conoco, Inc. are major customers of Williams Energy Partners L.P. No other customer accounted for more than 10% of total revenues during 2000, 1999 and 1998. Williams Energy Marketing and Trading, Conoco Inc., and BP are customers of the petroleum product terminals segment. Farmland Industries, Inc., Agrium U.S. Inc. and Terra Nitrogen, L.P., are customers of the ammonia pipeline segment. The percentage of revenues derived by customer is provided below:

                                                              2000   1999   1998
                                                              ----   ----   ----
Customer A..................................................   8.7%  15.1%  36.3%
Customer B..................................................   4.3%   8.0%  18.6%
Customer C..................................................   5.3%   8.3%  18.6%
Customer D..................................................   1.9%   4.0%  10.8%
Customer E..................................................   4.5%  13.9%   0.0%
Williams Energy Marketing and Trading.......................  24.0%  15.6%  10.1%
                                                              ----   ----   ----
          Total.............................................  48.7%  64.9%  94.4%
                                                              ====   ====   ====

     The accounts receivable balance of Williams Energy Marketing and Trading accounted for 15.0% of total accounts and affiliate receivables at December 31, 2000. Accounts receivable balances of BP and Williams Energy Marketing and Trading accounted for 41.0% of total accounts and affiliate receivables at December 31, 1999.

     Any issues impacting these industries could impact Williams Energy Partners L.P.'s overall exposure to credit risk. While sales to petroleum product terminals and ammonia pipeline customers are generally unsecured, the financial condition and creditworthiness of customers are routinely evaluated.

     Demand for nitrogen fertilizer has typically followed a combination of weather patterns and growth in population, acres planted and fertilizer application rates. Because natural gas is the primary feedstock for the production of ammonia, the profitability of our customers is impacted by high natural gas prices. To the extent they are unable to pass on higher costs to their customers, they may reduce shipments through the pipeline.

7. EMPLOYEE BENEFIT PLANS

     All employees dedicated to, or otherwise supporting, Williams Energy Partners L.P. are employees of The Williams Companies, Inc. and substantially all of these employees are covered by Williams' noncontribu-

                         WILLIAMS ENERGY PARTNERS L.P.

tory defined benefit pension plans and health care plan that provides postretirement medical benefits to certain retired employees. Contributions for pension and postretirement medical benefits related to Williams Energy Partners L.P.'s participation in the Williams plans were $0.2 million, $0.2 million, and $0.1 million in 2000, 1999, and 1998, respectively.

     Williams maintains various defined contribution plans in which employees supporting Williams Energy Partners L.P. are included. Williams Energy Partners L.P.'s costs related to these plans were $0.4 million, $0.2 million, $0.1 million in 2000, 1999, and 1998, respectively.

8. RELATED PARTY TRANSACTIONS

     Williams charges its affiliates, including Williams Energy Partners L.P., for certain corporate administrative expenses, which are directly identifiable or allocable to the affiliates. Allocated general corporate expenses are based on a three-factor formula which considers operating margins, property, plant and equipment and payroll. Details of such charges are as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             2000      1999     1998
                                                            -------   ------   ------
Direct costs..............................................  $ 5,239   $3,351   $2,585
Allocated costs...........................................    6,724    2,107    1,365
                                                            -------   ------   ------
          Total general and administrative expenses.......  $11,963   $5,458   $3,950
                                                            =======   ======   ======

     The above costs are reflected in affiliate general and administrative expenses in the accompanying consolidated statements of income. Direct costs charged from Williams represent the direct costs of services provided by Williams at Williams Energy Partners L.P.'s request. In management's estimation, the allocation methodologies used are reasonable and the direct and allocated expenses represent amounts that would have been incurred on a stand-alone basis.

     Prior to February 9, 2001, Williams Energy Partners L.P. was a participant in Williams' cash management program. As of December 31, 2000 and 1999, Williams Energy Partners L.P.'s affiliate note payable consisted of an unsecured promissory note agreement with Williams for advances from Williams. The advances are due on demand; however, in February 2001, a portion of the advances were refinanced with debt and equity offerings (See Note 1). Williams contributed the remaining advances in exchange for equity of Williams Energy Partners L.P. Therefore, the affiliate note payable is classified as noncurrent at December 31, 2000 and 1999.

     Affiliate interest income or expense is calculated at the London Interbank Offered Rate ("LIBOR") plus a spread based on the outstanding balance of the note receivable or note payable with Williams. The spread is equivalent to the spread above LIBOR rates on Williams' revolving credit facility. The interest rate of the note with Williams was 7.57% and 6.45%, at December 31, 2000 and 1999, respectively. As the interest rate on the affiliate note is variable, the carrying value of the affiliate note payable at December 31, 2000 and 1999, approximates its fair value.

                         WILLIAMS ENERGY PARTNERS L.P.

9. INCOME TAXES

     The provision for income taxes is as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2000     1999     1998
                                                             ------   ------   ------
Current:
  Federal..................................................  $   --   $   --   $2,073
  State....................................................      --       --      273
Deferred:
  Federal..................................................   1,617    3,646    1,092
  State....................................................     225      498      151
                                                             ------   ------   ------
                                                             $1,842   $4,144   $3,589
                                                             ======   ======   ======

     Reconciliations from the provision for income taxes at the U.S. federal statutory rate to the effective tax rate for the provision for income taxes are as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2000     1999     1998
                                                             ------   ------   ------
Income taxes at statutory rate.............................  $1,696   $3,819   $3,301
Increase resulting from:
  State taxes, net of federal income tax benefit...........     146      324      276
  Other....................................................      --        1       12
                                                             ------   ------   ------
Provision for income taxes.................................  $1,842   $4,144   $3,589
                                                             ======   ======   ======

     Significant components of deferred tax liabilities and assets are as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Deferred tax liabilities:
  Property, plant and equipment.............................  $39,798   $16,526
Deferred tax assets:
  Net operating loss carryforward...........................   25,270     3,709
  Environmental liability...................................      739       870
                                                              -------   -------
          Total deferred tax assets.........................  $26,009   $ 4,579
                                                              -------   -------
          Net deferred tax liabilities......................  $13,789   $11,947
                                                              =======   =======

     Williams Energy Partners L.P. recognized a $57.0 million and $9.8 million federal net operating loss for income tax purposes for the years 2000 and 1999, respectively. The $57.0 million federal net operating loss carryforward expires in 2020 and the $9.8 million federal net operating loss carryforward expires in 2019. Payments to Williams in lieu of income taxes were $2.3 million and $1.9 million for the years ended December 31, 1999 and 1998, respectively.

     As a result of the initial public offering and the concurrent transactions on February 9, 2001, (See Note 1), the net deferred tax liability on that date was assumed by Williams, in exchange for an additional equity investment in Williams Energy Partners, L.P.

                         WILLIAMS ENERGY PARTNERS L.P.

10. STOCK-BASED COMPENSATION

     As of December 31, 2000, Williams Energy Partners L.P. had not issued unit options, unit appreciation rights, restricted units or deferred units. In February 2001, the general partner adopted the Williams Energy Partners Long-Term Incentive Plan for Williams employees who perform services for Williams Energy Partners L.P. and directors of the general partner. The long-term incentive plan consists of two components, restricted units and unit options. The long-term incentive plan permits the grant of awards covering an aggregate of 700,000 common units. Williams Energy Partners L.P. has not yet issued any awards under its long-term incentive plan. The long-term incentive plan is administered by the compensation committee of the general partner's board of directors.

     Certain employees of Williams dedicated to or otherwise supporting Williams Energy Partners, L.P. receive stock-based compensation awards from Williams. Williams has several plans providing for common-stock-based awards to employees and to non-employee directors. The plans permit the granting of various types of awards including, but not limited to, stock options, stock-appreciation rights, restricted stock and deferred stock. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets being achieved. The purchase price per share for stock options and the grant price for stock-appreciation rights may not be less than the market price of the underlying stock on the date of grant. Depending upon terms of the respective plans, stock options generally become exercisable in one-third increments each year from the date of the grant or after three or five years, subject to accelerated vesting if certain future Williams' stock prices or if specific Williams' financial performance targets are achieved. Stock options expire 10 years after grant.

     The following summary reflects Williams' stock option activity for 2000, 1999 and 1998, for those employees principally supporting Williams Energy Partners L.P. operations:

                                      2000                  1999                  1998
                               -------------------   -------------------   -------------------
                                         WEIGHTED-             WEIGHTED-             WEIGHTED-
                                          AVERAGE               AVERAGE               AVERAGE
                                         EXERCISE              EXERCISE              EXERCISE
                               OPTIONS     PRICE     OPTIONS     PRICE     OPTIONS     PRICE
                               -------   ---------   -------   ---------   -------   ---------
Outstanding -- beginning of
  year.......................  54,002     $29.79     39,402     $24.72     27,504     $20.56
Granted......................  20,800      45.76     16,600      40.26     13,400      31.98
Exercised....................  (1,500)     17.31     (2,000)     16.69     (1,502)     13.31
                               ------                ------                ------
Outstanding -- ending of
  year.......................  73,302      34.58     54,002      29.79     39,402      24.72
                               ======                ======                ======
Exercisable at end of year...  73,302      34.58     54,002      29.79     26,002      20.98
                               ======                ======                ======

     The following summary provides information about outstanding and exercisable Williams stock options, held by employees principally supporting Williams Energy Partners L.P. operations, at December 31, 2000:

                                                                                WEIGHTED-
                                                                   WEIGHTED-     AVERAGE
                                                                    AVERAGE     REMAINING
                                                                   EXERCISE    CONTRACTUAL
RANGE OF EXERCISE PRICES                                 OPTIONS     PRICE        LIFE
------------------------                                 -------   ---------   -----------
$16.13 to $23.00.......................................  17,168     $19.81      6.1 years
$27.38 to $34.38.......................................  18,734      30.67      6.5 years
$39.94 to $40.50.......................................  37,400      43.32      7.9 years
                                                         ------
          Total........................................  73,302      34.58      7.0 years
                                                         ======

                         WILLIAMS ENERGY PARTNERS L.P.

     The estimated fair value at the date of grant of options for Williams common stock granted in 2000, 1999 and 1998, using the Black-Scholes option pricing model, is as follows (in thousands):

                                                             2000     1999    1998
                                                            ------   ------   -----
Weighted-average grant date fair value of options for
  Williams common stock granted during the year...........  $15.44   $11.90   $8.19
Assumptions:
  Dividend yield..........................................     1.5%     1.5%    2.0%
  Volatility..............................................    31.0%    28.0%   25.0%
  Risk-free interest rate.................................     6.5%     5.6%    5.3%
  Expected life (years)...................................     5.0      5.0     5.0

     Pro forma net income, assuming Williams Energy Partners L.P. had applied the fair-value method of SFAS No. 123, "Accounting for Stock-Based Compensation" in measuring compensation costs beginning with 1998 employee stock-based awards, are as follows (in thousands):

                                     2000                   1999                   1998
                             --------------------   --------------------   --------------------
                             PRO FORMA   REPORTED   PRO FORMA   REPORTED   PRO FORMA   REPORTED
                             ---------   --------   ---------   --------   ---------   --------
Net income.................   $2,861      $3,005     $6,579      $6,766     $5,785      $5,843
                              ======      ======     ======      ======     ======      ======

     Pro forma amounts for 2000 include the total compensation expense from the awards made in 2000, as these awards fully vested in 2000 as a result of the accelerated vesting provisions. Pro forma amounts for 1999 include the remaining total compensation expense from Williams awards made in 1998 and the total compensation expense from Williams awards made in 1999 as a result of the accelerated vesting provisions. Pro forma amounts for 1998 include the remaining total compensation expense from the awards made in 1997, because these awards fully vested in 1998 as a result of the accelerated vesting provisions. Since compensation expense from stock options is recognized over the future years' vesting period for pro forma disclosure purposes, and additional awards generally are made each year, pro forma amounts may not be representative of future years' amounts.

11. SEGMENT DISCLOSURES

     Management evaluates performance based upon segment profit or loss from operations which includes revenues from affiliate and external customers, operating expenses, depreciation and affiliate general and administrative expenses. The accounting policies of the segments are the same as those described in Note 3 -- Summary of Significant Accounting Policies. Affiliate revenues are accounted for as if the sales were to unaffiliated third parties, that is, at current market prices.

                         WILLIAMS ENERGY PARTNERS L.P.

     Williams Energy Partners L.P.'s reportable segments are strategic business units that offer different products and services. The segments are managed separately because each segment requires different marketing strategies and business knowledge.

                               YEAR ENDED DECEMBER 31, 2000      YEAR ENDED DECEMBER 31, 1999      YEAR ENDED DECEMBER 31, 1998
                              -------------------------------   -------------------------------   ------------------------------
                              PETROLEUM                         PETROLEUM                         PETROLEUM
                               PRODUCT    AMMONIA                PRODUCT    AMMONIA                PRODUCT    AMMONIA
                              TERMINALS   PIPELINE    TOTAL     TERMINALS   PIPELINE    TOTAL     TERMINALS   PIPELINE    TOTAL
                              ---------   --------   --------   ---------   --------   --------   ---------   --------   -------
Revenues:
  Third party customers.....  $ 43,367    $11,710    $ 55,077   $ 25,330    $12,139    $ 37,469    $ 5,114    $13,703    $18,817
  Affiliate customers.......    17,415         --      17,415      6,919         --       6,919      2,029         --      2,029
                              --------    -------    --------   --------    -------    --------    -------    -------    -------
    Total revenues..........  $ 60,782    $11,710    $ 72,492   $ 32,249    $12,139    $ 44,388    $ 7,143    $13,703    $20,846
Operating expenses..........  $ 29,496    $ 3,993    $ 33,489   $ 15,108    $ 3,527    $ 18,635    $ 3,544    $ 4,074    $ 7,618
Depreciation................     8,688        645       9,333      3,969        641       4,610        562        628      1,190
Affiliate general and
  administrative expenses...    10,351      1,612      11,963      3,915      1,543       5,458      2,049      1,901      3,950
                              --------    -------    --------   --------    -------    --------    -------    -------    -------
Segment profit..............  $ 12,247    $ 5,460    $ 17,707   $  9,257    $ 6,428    $ 15,685    $   988    $ 7,100    $ 8,088
                              ========    =======    ========   ========    =======    ========    =======    =======    =======
Total assets................  $296,819    $21,686    $318,505   $261,425    $21,914    $283,339    $19,321    $53,681    $73,002
Additions to long-lived
  assets....................  $ 41,648    $   401    $ 41,749   $227,243    $   384    $227,627    $ 6,403    $ 1,275    $ 7,678

12. COMMITMENTS AND CONTINGENT LIABILITIES

     In conjunction with the acquisition of the Gulf Coast marine terminals, Hess disclosed to Williams Energy Partners L.P. that there are no material claims, actions or proceedings, other than environmental, pending or threatened against Hess relating to the assets acquired by Williams. Hess agreed to indemnify Williams Energy Partners L.P. against all demands, actions or causes of action, judgments, damages, obligations, liabilities and claims of every type and nature, other than for environmental matters, incurred by Williams Energy Partners L.P. by January 31, 2001. Hess' maximum liability for such matters is limited to $5.0 million, unless the indemnification is related to any claims related to TPC, in which case Hess' liability is limited to $1.0 million. No material matters were raised by Williams as of January 31, 2001.

     In addition, Hess has disclosed to Williams Energy Partners L.P. all suits, actions, claims, arbitrations, administrative, governmental investigation, or other legal proceedings pending or threatened, against or related to the assets acquired by Williams Energy Partners L.P., which arise under environmental law. Hess agreed to indemnify Williams Energy Partners L.P. against all environmental claims and losses arising from any matters included in that disclosure through July 30, 2014. In the event that any pre-acquisition releases of hazardous substances are identified by Williams Energy Partners L.P. prior to July 20, 2004, Williams Energy Partners L.P. will be liable for the first $2.5 million of environmental remediation losses, Hess will be liable for the next $12.5 million of losses, and Williams Energy Partners L.P. will assume responsibility for any losses in excess of $15.0 million. Any pre-acquisition fines and claims that may be imposed or asserted against Williams Energy Partners L.P. under environmental laws will be indemnified by Amerada Hess. At December 31, 2000 and 1999, Williams Energy Partners L.P. had accrued $0.6 million and $1.2 million, respectively for costs that may not be recoverable under Hess' indemnification.

     Estimated liabilities for environmental costs, primarily associated with the petroleum product terminal operations, were $1.9 million and $2.3 million at December 31, 2000 and 1999, respectively. Management estimates that expenditures for environmental remediation liabilities will be incurred over the next five years. Receivables associated with environmental liabilities of $0.3 million at both December 31, 2000 and 1999, have been recognized as recoverable from third parties. These estimates, provided on an undiscounted basis, were determined based primarily on data provided by a third-party environmental evaluation service. These liabilities have been classified as current or noncurrent based on management's estimates regarding the timing of actual payments.

                         WILLIAMS ENERGY PARTNERS L.P.

     Williams Energy Partners L.P. is party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all claims, legal actions and complaints after consideration of amounts accrued, insurance coverage, or other indemnification arrangements will not have a material adverse effect upon Williams Energy Partners L.P.'s future financial position, results of operations or cash flows.

     Capital expenditure commitments were $11.0 million at December 31, 2000.

13. QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data is as follows (in thousands).

                                                  FIRST    SECOND     THIRD    FOURTH
                                                 QUARTER   QUARTER   QUARTER   QUARTER
                                                 -------   -------   -------   -------
2000
Revenues.......................................  $17,866   $18,754   $16,988   $18,884
Operating and depreciation expenses............    6,135    13,804     9,582    13,301
Net income.....................................    3,616      (779)      587      (419)

1999
Revenues.......................................  $ 7,008   $ 8,164   $12,045   $17,171
Operating and depreciation expenses............    2,120     4,109     6,639    10,377
Net income.....................................    2,443     2,269     2,144       (90)

     Revenues and expenses in 2000 were impacted by the Southlake terminal acquisition in March 2000 and the northeast terminal acquisition from Wyatt Energy in September 2000. Revenues and expenses in 1999 were impacted by the Gulf Coast terminal acquisition from Amerada Hess in August 1999 and the Amoco terminals acquisition in January 1999. See Note 4 -- Acquisitions. Second quarter 2000 expenses included a $0.5 million charge from the write-off of an unsuccessful business transaction. Third quarter 2000 expenses included a $0.6 million environmental accrual. A throughput revenue deficiency billing related to the August 1999 acquisition of certain assets from Amerada Hess resulted in adjustments to revenues of $1.1 million impacting third and fourth quarters of 1999 and $0.7 million impacting the first and second quarters of 2000.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Williams GP LLC

     We have audited the accompanying balance sheet of Williams GP LLC as of December 31, 2000. This balance sheet is the responsibility of the Williams Companies, Inc.'s management. Our responsibility is to express an opinion on this balance sheet based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

     In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Williams GP LLC at December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                            ERNST & YOUNG LLP

Tulsa, Oklahoma
March 16, 2001

                                WILLIAMS GP LLC

                                 BALANCE SHEET
                               DECEMBER 31, 2000

                               ASSETS

Current assets:
  Affiliate receivable......................................  $  990
  Investment in Williams Energy Partners L.P................      10
                                                              ------
          Total assets......................................  $1,000
                                                              ======

                           OWNER'S EQUITY

Owner's Equity..............................................  $1,000
                                                              ------
          Total owner's equity..............................  $1,000
                                                              ======

                             See accompanying note.

                                WILLIAMS GP LLC

                             NOTES TO BALANCE SHEET

1. NATURE OF OPERATIONS

     Williams GP LLC ("General Partner") is a Delaware limited liability company formed on August 30, 2000 to become the general partner of Williams Energy Partners L.P. ("Partnership"). As of December 31, 2000, General Partner is an indirect wholly-owned subsidiary of The Williams Companies, Inc. General Partner owns a 1% general partner interest in Partnership, which did not have any assets or operations until the completion of its initial public offering in February 2001 (See Note 2).

     On October 13, 2000, an affiliate of The Williams Companies, Inc. contributed, in a non-cash transaction, $1,000 to Williams GP LLC in exchange for a 100% ownership interest, and a $990 receivable.

     There have been no other transactions involving General Partner between October 13, 2000 and December 31, 2000.

2. SUBSEQUENT EVENTS

     The initial public offering for Williams Energy Partners L.P. was completed on February 9, 2001. In addition to its 1% general partner interest in the Partnership, in February 2001, Williams GP, LLC acquired a 1% general partner interest in the Partnership's 99%-owned operating limited partnership.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. PARTNERSHIP MANAGEMENT

     Our general partner manages our operations and activities. Unitholders do not directly or indirectly participate in our management or operation. Our general partner owes a fiduciary duty to the unitholders. Our general partner is liable, as a general partner, for all of our debts (to the extent not paid from our assets), except for specific non-recourse indebtedness or other obligations. Whenever possible, our general partner intends to incur indebtedness or other obligations that are non-recourse.

     Three members of the board of directors of our general partner will serve on a conflicts committee to review specific matters, which the board of directors believes may involve conflicts of interest. The conflicts committee will determine if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee will not be officers or employees of our general partner or directors, officers or employees of its affiliates. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders. In addition, the members of the conflicts committee will also serve on an audit committee, which reviews our external financial reporting, recommends engagement of our independent auditors and reviews procedures for internal auditing and the adequacy of our internal accounting controls.

     As is commonly the case with publicly-traded limited partnerships, we are managed and operated by the officers and are subject to the oversight of the directors of our general partner. All of our personnel are employees of our general partner or its affiliates.

     Some officers of our general partner may spend a substantial amount of time managing the business and affairs of The Williams Companies, Inc. and its affiliates. These officers may face a conflict regarding the allocation of their time between our business and the other business interests of The Williams Companies, Inc. Our general partner intends to cause its officers to devote as much time as is necessary for the proper conduct of our business and affairs. We expect that Steven J. Malcolm will devote approximately 15 percent of his time to Williams Energy Partners and that Phillip D. Wright and Craig R. Rich will devote approximately half of their time to our operations. Don R. Wellendorf, our Senior Vice President, Chief Financial Officer and Treasurer, will devote a majority of his time to our operations. The board of directors of the general partner is presently composed of four directors and will be expanded to seven directors upon the appointment of three independent directors during 2001.

DIRECTORS AND EXECUTIVE OFFICERS OF WILLIAMS GP LLC

     The following table sets forth certain information with respect to the executive officers and members of the board of directors of our general partner. Executive officers and directors are elected for one-year terms.

NAME                                        AGE         POSITION WITH GENERAL PARTNER
----                                        ---         -----------------------------
Steven J. Malcolm.........................  52    Chief Executive Officer and Chairman of
                                                  the Board
Phillip D. Wright.........................  45    President and Chief Operating Officer,
                                                  Director
Don R. Wellendorf.........................  48    Senior Vice President, Chief Financial
                                                  Officer and Treasurer, Director
Jay A. Wiese..............................  44    Vice President, Terminal Services and
                                                    Development
Craig R. Rich.............................  50    General Counsel
Keith E. Bailey...........................  58    Director

     Steven J. Malcolm serves as the Chief Executive Officer and Chairman of the Board of our general partner. He is currently President and Chief Executive Officer of Williams Energy Services, LLC and has served in that capacity since 1998. From 1994 to 1998, he served as Senior Vice President for The Williams Companies, Inc.'s midstream gas and liquids division, and from 1989 to 1994, worked as Senior Vice President of the mid-continent region for Williams Field Services. From 1984 to 1989, he held various positions with Williams Natural Gas Company, including director of business development, director of gas management and vice president of gas management and supply.

     Phillip D. Wright serves as President, Chief Operating Officer and Director of our general partner. He is currently Senior Vice President of Enterprise Development and Planning for Williams Energy Services, LLC and has served in that capacity since 1996. From 1989 to 1996 he held various senior management positions with The Williams Companies, Inc.'s primary refined product pipeline, Williams Pipe Line Company, Williams Energy Ventures, Inc. and Williams Energy Services Company. Prior to 1989, he spent 13 years working for Conoco, Inc.

     Don R. Wellendorf serves as Senior Vice President, Chief Financial Officer, Treasurer and Director of our general partner. Since 1998, he has served as Vice President of Strategic Development and Planning for Williams Energy Services, LLC. Prior to The Williams Companies, Inc.'s merger with MAPCO Inc. in 1998, he was Vice President and Treasurer for MAPCO from 1995 to 1998. From 1994 to 1995, he served as Vice President and Corporate Controller for MAPCO. He began his career in 1979 as an accountant with MAPCO and held various accounting positions with MAPCO from 1979 to 1994.

     Jay A. Wiese serves as Vice President, Terminal Services and Development of our general partner. He is currently Managing Director, Terminal Services and Commercial Development for Williams Energy Services, LLC and has served in that capacity since 2000. From 1995 to 2000, he served as Director, Terminal Services and Commercial Development of The Williams Companies, Inc.'s terminal distribution business. Prior to 1995, Mr. Wiese held various operations, marketing and business development positions with Williams Pipe Line Company, Williams Energy Ventures, Inc. and Williams Energy Services Company. He joined Williams Pipe Line Company in 1982.

     Craig R. Rich serves as General Counsel of our general partner. He is currently the Associate General Counsel of Williams Energy Services, LLC and has served in that capacity since 1996. From 1993 to 1996, he served as General Counsel of The Williams Companies, Inc.'s midstream gas and liquids division. Prior to that time, Mr. Rich was a Senior Attorney representing Williams Gas Pipeline-West. He joined Williams in 1985.

     Keith E. Bailey serves as a Director of the general partner. He is currently Chairman of the Board of The Williams Companies, Inc. and has served in that capacity since 1994. He served as President of The Williams Companies, Inc. from 1992 to 1994 and has served as its Chief Executive Officer since 1994. He served as Executive Vice President of The Williams Companies, Inc. from 1986 to 1992. Mr. Bailey is also Chairman of the Board of Williams Communications Group, Inc.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who beneficially own more than 10 percent of our units to file certain reports with the Securities and Exchange Commission and the New York Stock Exchange concerning their beneficial ownership of our equity securities. The Securities and Exchange Commission regulations also require that a copy of all such Section 16(a) forms filed must be furnished to us by the executive officers, directors and greater than 10 percent unitholders. No such forms or amendments were received by us during 2000. Therefore, we are not aware of any late filings.

ITEM 11. EXECUTIVE COMPENSATION

     We and our general partner were formed in August 2000, but the general partner paid no compensation to its directors and officers with respect to the 2000 fiscal year. No obligations were accrued with respect to management incentive or retirement benefits for the directors and officers for the 2000 fiscal year. Officers and employees of the general partner may participate in employee benefit plans and arrangements sponsored by the general partner or its affiliates, including plans which may be established by the general partner or its affiliates in the future.

COMPENSATION OF DIRECTORS

     Officers or employees of our general partner who also serve as directors do not receive additional compensation. Our general partner anticipates that each independent director will receive compensation for attending meetings of the board of directors as well as committee meetings. The amount of compensation to be paid to the independent directors has not yet been determined. In addition, each independent director will be reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

LONG-TERM INCENTIVE PLAN

     Our general partner adopted the Williams Energy Partners Long-Term Incentive Plan in February 2001 for employees and directors of our general partner and employees of its affiliates who perform services for us. The long-term incentive plan consists of two components, restricted units and unit options. The long-term incentive plan currently permits the grant of awards covering an aggregate of 700,000 common units. The plan will be administered by the compensation committee of our general partner's board of directors.

     Our general partner's board of directors in its discretion may terminate or amend the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. The general partner's board of directors also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted subject to unitholder approval as required by the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant.

     Restricted Units. A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit, or in the discretion of the compensation committee, cash equivalent to the value of a common unit. We expect to grant an aggregate of approximately 165,000 restricted units to employees of the general partner and its affiliates, including 103,000 restricted units to members of senior management. The compensation committee may, in the future, determine to make additional grants under the plan to employees and directors containing such terms as the compensation committee shall determine under the plan. The compensation committee will determine the time period over which restricted units granted to employees and directors will vest. The committee may base its determination upon the achievement of specified financial objectives. In addition, the restricted units will vest upon a change of control of Williams Energy Partners L.P., our general partner or The William Companies, Inc.

     If a grantee's employment or membership on the board of directors terminates for any reason, the grantee's restricted units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise. Common units to be delivered upon the vesting of restricted units may be common units acquired by the general partner in the open market, common units already owned by the general partner, common units acquired by the general partner directly from us or any other person or any combination of the foregoing. The general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. If we issue new common units upon vesting of the restricted units, the total number of common units outstanding will increase. Following the subordination period, the compensation committee, in its discretion, may grant tandem distribution equivalent rights with respect to restricted units.

     We intend the issuance of the common units pursuant to the restricted unit plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units.

     Unit Options. The long-term incentive plan currently permits the grant of options covering common units. No grants have been made under the long-term incentive plan. The compensation committee may, in the future, determine to make grants under the plan to employees and directors containing such terms as the committee shall determine. Unit options will have an exercise price that, in the discretion of the committee, may be less than, equal to or more than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the compensation committee. In addition, the unit options will become exercisable upon a change in control of Williams Energy Partners L.P., our general partner, The Williams Companies, Inc. or upon the achievement of specified financial objectives.

     Upon exercise of a unit option, our general partner will acquire common units in the open market or directly from us or any other person or use common units already owned by the general partner, or any combination of the foregoing. The general partner will be entitled to reimbursement by us for the difference between the cost incurred by the general partner in acquiring these common units and the proceeds received by the general partner from an optionee at the time of exercise. Thus, the cost of the unit options will be borne by us. If we issue new common units upon exercise of the unit options, the total number of common units outstanding will increase, and the general partner will pay us the proceeds it received from the optionee upon exercise of the unit option. The unit option plan has been designed to furnish additional compensation to employees and directors and to align their economic interests with those of common unitholders.

MANAGEMENT INCENTIVE PLAN

     The general partner adopted the Williams Energy Partners Annual Incentive Compensation Plan in February 2001. The management incentive plan is designed to enhance the performance of the general partner's key employees by rewarding them with cash awards for achieving annual financial and operational performance objectives. The compensation committee in its discretion may determine individual participants and payments, if any, for each fiscal year. The board of directors of the general partner may amend or change the management incentive plan at any time. We will reimburse the general partner for payments and costs incurred under the plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of units held by beneficial owners of five percent or more of the units, by directors of the general partner, by each named executive officer of the general partner and by all directors and executive officers of the general partner as a group as of March 26, 2001.

                                                 PERCENTAGE OF                  PERCENTAGE OF
                                                    COMMON       SUBORDINATED   SUBORDINATED    PERCENTAGE OF
NAME OF BENEFICIAL OWNER          COMMON UNITS       UNITS          UNITS           UNITS        TOTAL UNITS
------------------------          ------------   -------------   ------------   -------------   -------------
Williams Energy Services,
  LLC(1)........................    757,193      13.3 percent     4,589,193     80.8 percent    47.1 percent
Williams Natural Gas Liquids,
  Inc.(1).......................    322,501       5.7 percent     1,090,501     19.2 percent    12.4 percent
Steven J. Malcolm(2)(4)(5)......      1,500                --            --               --              --
Phillip D. Wright(4)(5).........         --                --            --               --              --
Don R. Wellendorf(4)(5).........         --                --            --               --              --
Jay A. Wiese(4)(5)..............         --                --            --               --              --
Craig R. Rich(4)(5).............         --                --            --               --              --
Keith E. Bailey(3)(4)...........         --                --            --               --              --
All directors and executive
  officer as a Group (five
  persons)(4)...................      1,500                --            --               --              --

---------------

(1) Williams GP LLC is owned through Williams Energy Services, LLC and Williams Natural Gas Liquids, Inc., which are subsidiaries of The Williams Companies, Inc. The address of The Williams Companies, Inc., Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and Williams GP LLC is One Williams Center, Tulsa, Oklahoma 74172.

(2) Does not include any common units or subordinated units owned by Williams Energy Services, LLC or by Williams Natural Gas Liquids, Inc. Mr. Malcolm in his capacity as Chairman and Chief Executive Officer of Williams Energy Services, LLC and as Chairman, President and Director of Williams Natural Gas Liquids, Inc. may be deemed to beneficially own these units.

(3) Does not include any common units or subordinated units owned by Williams Energy Services, LLC or by Williams Natural Gas Liquids, Inc. Mr. Bailey in his capacity as Chairman and Chief Executive Officer of The Williams Companies, Inc., which is the owner of Williams Energy Services, LLC and Williams Natural Gas Liquids, Inc., may be deemed to beneficially own these units.

(4) In each instance a "-- " indicates that the individual or group does not own any units, or the percentage calculation is less than 0.1 percent.

(5) Our general partner's board of directors has approved initial grants of 103,000 restricted units to members of senior management, including the named executive officers, during 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Affiliates of The Williams Companies, Inc. own 1,079,694 common units and 5,679,694 subordinated units representing an approximate aggregate 60 percent interest in the outstanding units of the partnership. In addition, Williams GP LLC owns an aggregate 2 percent general partner interest in us and Williams OLP, L.P. The general partner's ability, as general partner, to manage and operate Williams Energy Partners and The Williams Companies, Inc.'s affiliates' ownership of an approximate aggregate 60 percent limited partner interest in us effectively gives the general partner the right to veto some actions of Williams Energy Partners and to control the management of Williams Energy Partners L.P.

DISTRIBUTIONS AND PAYMENTS TO THE GENERAL PARTNER AND ITS AFFILIATES

     The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with the formation, ongoing operation and the liquidation of Williams Energy Partners. These distributions and payments were determined by and among affiliated entities and are not the result of arm's length negotiations.

FORMATION STAGE

The consideration received by our
general partner and its affiliates,
  Williams Energy Services, LLC and
  Williams Natural Gas Liquids,
  Inc., for the transfer of the
  affiliates' interests in the
  subsidiaries and a capital
  contribution......................     1,679,694 common units and 5,679,694
                                         subordinated units;

                                         a combined 2 percent general partner
                                         interest in Williams Energy Partners
                                         L.P. and Williams OLP, L.P.;

                                         the incentive distribution rights; and

                                         $166.5 million of the net proceeds of
                                         our initial public offering of the
                                         common units and the borrowings under
                                         the credit facility. In addition, the
                                         net proceeds of $12.1 million from the
                                         exercise of the underwriters'
                                         over-allotment option in our initial
                                         public offering were used to redeem
                                         600,000 common units from Williams
                                         Energy Services, LLC, an affiliate of
                                         the general partner, as partial
                                         reimbursement for capital expenditures
                                         incurred by Williams Energy Services,
                                         LLC for assets we own after the initial
                                         public offering.

                                         Williams Energy Services, LLC and
                                         Williams Natural Gas Liquids, Inc.,
                                         affiliates of The Williams Companies,
                                         Inc., transferred to us their interests
                                         in the entities that became our
                                         subsidiaries in exchange for 1,679,694
                                         common units, 5,679,694 subordinated
                                         units, the incentive distribution
                                         rights and the combined 2 percent
                                         general partner interest described
                                         above. The common units and
                                         subordinated units received by Williams
                                         Energy Services, LLC and Williams
                                         Natural Gas Liquids, Inc. were valued
                                         at the $21.50 initial public offering
                                         price. In addition, the over-allotment
                                         was exercised for 600,000 common units.
                                         Those units were redeemed from the
                                         1,357,193 common units initially owned
                                         by Williams Energy Services, LLC. After
                                         the redemption of these units,
                                         affiliates of the partnership owned
                                         1,079,694 common units.

OPERATIONAL STAGE

Distributions of available cash to
our general partner and its
  affiliates........................     Cash distributions will generally be
                                         made 98 percent to the unitholders,
                                         including to affiliates of the general
                                         partner as holders of common units and
                                         subordinated units, and 2 percent to
                                         the general partner. In addition, if
                                         distributions exceed the target levels
                                         in excess of the minimum quarterly
                                         distribution, our general partner will
                                         be entitled to receive increasing
                                         percentages of the distributions, up to
                                         50 percent of the distributions above
                                         the highest target level.

                                         Assuming we have sufficient available
                                         cash to pay the full minimum quarterly
                                         distribution on all of our outstanding
                                         units for four quarters, our general
                                         partner and its affiliates would
                                         receive a distribution of approximately
                                         $0.5 million on the combined 2 percent
                                         general partner interest and a
                                         distribution of approximately $14.2
                                         million on their common and
                                         subordinated units.

Payments to our general partner and
its affiliates......................     Our general partner and its affiliates
                                         will not receive any management fee or
                                         other compensation for the management
                                         of Williams Energy Partners L.P. Our
                                         general partner and its affiliates will
                                         be reimbursed, however, for direct and
                                         indirect expenses incurred on our
                                         behalf. Per the Omnibus Agreement, in
                                         2001 we will not be charged more than
                                         $6 million for general and
                                         administrative expenses, excluding
                                         expenses associated with incentive
                                         compensation plans.

Withdrawal or removal of our general
partner.............................     If our general partner withdraws in
                                         violation of the partnership agreement
                                         or is removed for cause, a successor
                                         general partner has the option to buy
                                         the general
                                         partner interests and incentive
                                         distribution rights for a cash price
                                         equal to fair market value. If our
                                         general partner withdraws or is removed
                                         under any other circumstances, the
                                         departing general partner has the
                                         option to require the successor general
                                         partner to buy the departing general
                                         partner interests and its incentive
                                         distribution rights for a cash price
                                         equal to fair market value.

                                         If either of these options is not
                                         exercised, the departing general
                                         partner's interests and incentive
                                         distribution rights will automatically
                                         convert into common units equal to the
                                         fair market value of those interests.
                                         In addition, we will be required to pay
                                         the departing general partner for
                                         expense reimbursements.

LIQUIDATION STAGE

Liquidation.........................     Upon our liquidation, the partners,
                                         including our general partner, will be
                                         entitled to receive liquidating
                                         distributions according to their
                                         particular capital account balances.

RIGHTS OF OUR GENERAL PARTNER

     Our general partner and its affiliates own 1,079,694 common units and 5,679,694 subordinated units, representing an aggregate 58.3 percent limited partner interest in Williams Energy Partners L.P. In addition, our general partner owns an aggregate 2 percent general partner interest in Williams Energy Partners L.P. and the operating limited partnership on a combined basis. Through the general partner's ability, as general partner, to manage and operate our business and The Williams Companies, Inc.'s affiliates' ownership of 1,079,694 common units and all of the outstanding subordinated units, the general partner will control the management of our business.

OMNIBUS AGREEMENT

     We entered into an agreement in February 2001 with The Williams Companies, Inc. and its affiliates and our general partner, that governs:

     - potential competition among us and the other parties to the agreement;

     - reimbursement of general and administrative expenses;

     - indemnification for environmental liabilities and right of way defects or failures;

     - the grant of a license for use of the ATLAS 2000 software system and other intellectual property; and

     - reimbursement of maintenance capital expenditures.

  Competition

     The Williams Companies, Inc. and its affiliates have agreed that they will not own or operate assets that are used to transport, store or distribute ammonia in the United States or terminal and store refined petroleum products in the continental United States. We refer to these assets below as "restricted assets." The Williams Companies, Inc. will not be prohibited from owning or operating the following restricted assets:

     - any restricted assets owned, leased or operated by The Williams Companies, Inc. at the closing of our initial public offering on February 9, 2001;

     - any restricted assets acquired after February 9, 2001 with a fair market value not greater than $20 million;

     - any restricted assets constructed by The Williams Companies, Inc. after February 9, 2001 with construction costs not greater than $20 million; and

     - any restricted assets constructed or acquired by The Williams Companies, Inc. after February 9, 2001 that are connected to assets owned by The Williams Companies, Inc. or are primarily related to and located within 50 miles of The Williams Companies, Inc.'s refinery in Memphis, Tennessee.

     If The Williams Companies, Inc. acquires or constructs restricted assets other than those identified above, it shall offer to sell such assets to us within six months of acquiring or completing construction. If we and The Williams Companies, Inc. are unable to agree on the terms of the sale, we and The Williams Companies, Inc. will appoint a mutually-agreed-upon, nationally-recognized investment banking firm to determine the fair market value of the restricted assets. Once the investment bank submits its valuation of the restricted assets to The Williams Companies, Inc. and us, we will have the right, but not the obligation, to purchase the business in accordance with the following process:

     - If the valuation of the investment bank is in the range between the proposed sale and purchase values of The Williams Companies, Inc. and us, we will have the right to purchase the business at the valuation submitted by the investment bank.

     - If the valuation of the investment bank is less than the proposed purchase value submitted by us, we will have the right to purchase the business for the amount submitted by us.

     - If the valuation of the investment bank is greater than the proposed sale value submitted by The Williams Companies, Inc., we will have the right to purchase the business for the amount submitted by The Williams Companies, Inc.

     If we elect not to purchase any restricted assets, The Williams Companies, Inc. will be permitted to own or operate such assets without limitation.

  General and Administrative Expenses

     In 2001, we will reimburse the general partner or The Williams Companies, Inc. for general and administrative expenses of not more than $6 million, excluding expenses associated with incentive compensation plans. This amount may increase during the next ten years as follows:

     - In each year after 2001, the amount of general and administrative expenses, excluding expenses associated with incentive compensation plans, allocated to us by The Williams Companies, Inc. and the general partner may increase by no more than the greater of 7 percent or the percentage increase in the consumer price index for that year.

     - If we make an acquisition, our general and administrative expense allocation may increase by the amount of these expenses included in our valuation of the business we acquire.

  Indemnification

     Williams Energy Services, LLC and Williams Natural Gas Liquids, Inc. have agreed to indemnify us for up to $15 million for environmental liabilities that exceed the amounts covered by the seller indemnities and insurance coverage. The indemnity applies to environmental liabilities arising from conduct prior to February 9, 2001 and discovered within three years of February 9, 2001. Liabilities resulting from a change in law after February 9, 2001 are excluded from this indemnity.

  ATLAS 2000 License

     The Williams Companies, Inc. and its affiliates have granted a license to us for the use of the ATLAS 2000 software system and other intellectual property, including our logo, for as long as The Williams Companies, Inc. controls our general partner, at no charge.

  Maintenance Capital Expenditures

     In 2001 and 2002, The Williams Companies, Inc. will reimburse us for maintenance capital expenditures for our current operations in excess of $4.9 million, subject to a maximum aggregate reimbursement of $15 million over this two year period.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1 and 2.

                                                               PAGE
                                                               ----
Covered by reports of independent auditors:
  Williams Energy Partners L.P.'s consolidated statements of income and partners' equity for the three years ended
     December 31, 2000......................................    29
  Williams Energy Partners L.P.'s consolidated balance
     sheets at December 31, 2000 and 1999...................    30
  Williams Energy Partners L.P.'s consolidated statements of cash flows for the three years ended December 31,
     2000...................................................    31
  Notes 1 through 12 of Williams Energy Partners L.P.'s
     consolidated financial statements......................    32
  Williams GP LLC's balance sheet at December 31, 2000......    46
  Williams GP LLC's notes to balance sheet..................    47
Not covered by reports of independent auditors:
  Quarterly financial data (unaudited) -- See Note 13 to
     Williams Energy Partners L.P.'s consolidated financial
     statements.............................................    44

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     (a) 3 and (c). The exhibits listed below are filed as part of this annual report.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
 Exhibit 3
         *(a)            -- Certificate of Limited Partnership of Williams Energy
                            Partners L.P. (filed as Exhibit 3.1 to Form S-1 filed
                            October 30, 2000).
         *(b)            -- Form of Amended and Restated Agreement of Limited
                            Partnership of Williams Energy Partners L.P. (filed as
                            Appendix A to Form S-1 filed October 30, 2000).
         *(c)            -- Certificate of Limited Partnership of Williams OLP, L.P.
                            (filed as Exhibit 3.3 to Form S-1 filed October 30,
                            2000).
         *(d)            -- Form of Amended and Restated Agreement of Limited
                            Partnership of Williams OLP, L.P. (filed as Exhibit 3.4
                            to Form S-1 filed October 30, 2000).
         *(e)            -- Certificate of Formation of Williams GP LLC (filed as
                            Exhibit 3.5 to Form S-1 filed October 30, 2000).
         *(f)            -- Limited Liability Company Agreement of Williams GP LLC
                            (filed as Exhibit 3.6 to Form S-1/A filed January 25,
                            2001).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
Exhibit 10
         *(a)            -- Form of Credit Facility (filed as Exhibit 10.1 to Form
                            S-1/A filed January 25, 2001).
         *(b)            -- Form of Contribution, Conveyance and Assumption Agreement
                            (filed as Exhibit 10.2 to Form S-1/A filed January 25,
                            2001).
         *(c)            -- Form of Williams GP LLC Long-Term Incentive Plan (filed as Exhibit 10.3 to Form S-1/A filed January 25, 2001).
         *(d)            -- Form of Omnibus Agreement (filed as Exhibit 10.4 to Form
                            S-1/A filed January 25, 2001).
         *(e)            -- Sale of Assets Agreement dated May 10, 1999 between
                            Amerada Hess Corporation and Williams Energy Ventures,
                            Inc., including Amendment No. 1 dated July 29, 1999,
                            Amendment No. 2 dated September 30, 1999, Amendment No. 3
                            dated September 8, 2000 and Amendment No. 4 dated
                            September 19, 2000 (filed as Exhibit 10.5 to Form S-1
                            filed October 30, 2000).
         *(f)            -- Asset Purchase and Sale Agreement dated July 31, 2000
                            between Wyatt Energy, Incorporated and Williams Energy
                            Ventures, Inc., including Amendment No. 1 dated August
                            31, 2000 (filed as Exhibit 10.6 to Form S-1 filed October
                            30, 2000).
         *(g)            -- Products Terminalling Agreement between Williams Terminal
                            Holdings, L.L.C. and Williams Energy Marketing and
                            Trading Company effective as of September 16, 1999 (filed
                            as Exhibit 10.7 to Form S-1/A filed January 25, 2001).
Exhibit 12               -- Computation of Ratio of Earnings to Consolidated Fixed
                            Charges and Preference Dividends.
*Exhibit 21              -- Subsidiaries of Williams GP LLC (filed as Exhibit 21.1 to
                            Form S-1/A filed January 25, 2001).
Exhibit 24               -- Power of Attorney together with certified resolution.

---------------

* Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

     (b) Reports on Form 8-K. None.

     (d) We do not own any partially-owned companies.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                            WILLIAMS ENERGY PARTNERS L.P.
                                            (Registrant)

                                            By: Williams GP LLC, its General
                                            Partner

                                            By:    /s/ SUZANNE H. COSTIN
                                              ----------------------------------
                                                      Suzanne H. Costin
                                                       Attorney-in-fact

Date: March 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

               /s/ STEVEN J. MALCOLM*                  Chief Executive Officer          March 29, 2001
-----------------------------------------------------    (Principal Executive
                  Steven J. Malcolm                      Officer) and Chairman of the
                                                         Board of Williams GP LLC,
                                                         General Partner of Williams
                                                         Energy Partners L.P.

               /s/ DON R. WELLENDORF*                  Senior Vice President, Chief     March 29, 2001
-----------------------------------------------------    Financial Officer and
                  Don R. Wellendorf                      Treasurer (Principal
                                                         Financial and Accounting
                                                         Officer) of Williams GP LLC,
                                                         General Partner of Williams
                                                         Energy Partners L.P.

               /s/ PHILLIP D. WRIGHT*                  President, Chief Operating       March 29, 2001
-----------------------------------------------------    Officer and Director of
                  Phillip D. Wright                      Williams GP LLC, General
                                                         Partner of Williams Energy
                                                         Partners L.P.

                /s/ KEITH E. BAILEY*                   Director of Williams GP LLC,     March 29, 2001
-----------------------------------------------------    General Partner of Williams
                   Keith E. Bailey                       Energy Partners L.P.

             *By: /s/ SUZANNE H. COSTIN                                                 March 29, 2001
  ------------------------------------------------
                  Suzanne H. Costin
                  Attorney-in-fact

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
 Exhibit 3
         *(a)            -- Certificate of Limited Partnership of Williams Energy
                            Partners L.P. (filed as Exhibit 3.1 to Form S-1 filed
                            October 30, 2000).
         *(b)            -- Form of Amended and Restated Agreement of Limited
                            Partnership of Williams Energy Partners L.P. (filed as
                            Appendix A to Form S-1 filed October 30, 2000).
         *(c)            -- Certificate of Limited Partnership of Williams OLP, L.P.
                            (filed as Exhibit 3.3 to Form S-1 filed October 30,
                            2000).
         *(d)            -- Form of Amended and Restated Agreement of Limited
                            Partnership of Williams OLP, L.P. (filed as Exhibit 3.4
                            to Form S-1 filed October 30, 2000).
         *(e)            -- Certificate of Formation of Williams GP LLC (filed as
                            Exhibit 3.5 to Form S-1 filed October 30, 2000).
         *(f)            -- Limited Liability Company Agreement of Williams GP LLC
                            (filed as Exhibit 3.6 to Form S-1/A filed January 25,
                            2001).
Exhibit 10
         *(a)            -- Form of Credit Facility (filed as Exhibit 10.1 to Form
                            S-1/A filed January 25, 2001).
         *(b)            -- Form of Contribution, Conveyance and Assumption Agreement
                            (filed as Exhibit 10.2 to Form S-1/A filed January 25,
                            2001).
         *(c)            -- Form of Williams GP LLC Long-Term Incentive Plan (filed as Exhibit 10.3 to Form S-1/A filed January 25, 2001).
         *(d)            -- Form of Omnibus Agreement (filed as Exhibit 10.4 to Form
                            S-1/A filed January 25, 2001).
         *(e)            -- Sale of Assets Agreement dated May 10, 1999 between
                            Amerada Hess Corporation and Williams Energy Ventures,
                            Inc., including Amendment No. 1 dated July 29, 1999,
                            Amendment No. 2 dated September 30, 1999, Amendment No. 3
                            dated September 8, 2000 and Amendment No. 4 dated
                            September 19, 2000 (filed as Exhibit 10.5 to Form S-1
                            filed October 30, 2000).
         *(f)            -- Asset Purchase and Sale Agreement dated July 31, 2000
                            between Wyatt Energy, Incorporated and Williams Energy
                            Ventures, Inc., including Amendment No. 1 dated August
                            31, 2000 (filed as Exhibit 10.6 to Form S-1 filed October
                            30, 2000).
         *(g)            -- Products Terminalling Agreement between Williams Terminal
                            Holdings, L.L.C. and Williams Energy Marketing and
                            Trading Company effective as of September 16, 1999 (filed
                            as Exhibit 10.7 to Form S-1/A filed January 25, 2001).
Exhibit 12               -- Computation of Ratio of Earnings to Consolidated Fixed
                            Charges and Preference Dividends.
*Exhibit 21              -- Subsidiaries of Williams GP LLC (filed as Exhibit 21.1 to
                            Form S-1/A filed January 25, 2001).
Exhibit 24               -- Power of Attorney together with certified resolution.

---------------

* Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.