Form 10-Q
period 2001-03-31
WILLIAMS ENERGY PARTNERS L P
filed 2001-05-15
CIK 1126975

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________


                          COMMISSION FILE NO.: 1-16335
                          ----------------------------


                          WILLIAMS ENERGY PARTNERS L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                           73-1599053
(STATE OR OTHER JURISDICTION OF                              (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)


            ONE WILLIAMS CENTER, P.O. BOX 3448, TULSA, OKLAHOMA 74172
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)


                                 (918) 573-2000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

          As of May 11, 2001, 5,679,694 common units were outstanding.

                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION


                                                                                                  Page
                                                                                                  ----

ITEM 1.    FINANCIAL STATEMENTS

           WILLIAMS ENERGY PARTNERS L.P.

           Consolidated Statements of Income for the three months ended
           March 31, 2001 and 2001...............................................................  2

           Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000................  3

           Consolidated Statements of Cash Flows for the three months ended
           March 31, 2001 and 2000...............................................................  4

           Consolidated Statement of Partners' Capital from January 1, 2001 to
           March 31, 2001........................................................................  5

           Notes to Consolidated Financial Statements............................................  6

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.............................................................  9

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................ 14

           FORWARD-LOOKING STATEMENTS............................................................ 14

                                     PART II

                                OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS....................................................................  15

 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS............................................  15

 ITEM 3.   DEFAULTS UPON SENIOR SECURITIES......................................................  16

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................  16

 ITEM 5.   OTHER INFORMATION....................................................................  16

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.....................................................  16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          WILLIAMS ENERGY PARTNERS L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                   -------------------------
                                                                                     2001             2000
                                                                                   --------         --------
Revenues:
     Third party ..........................................................        $ 16,233         $ 13,313
     Affiliate ............................................................           4,053            4,543
                                                                                   --------         --------
          Total revenues ..................................................          20,286           17,856
Costs and expenses:
     Operating ............................................................           8,120            6,774
     Depreciation .........................................................           3,106            2,113
     Affiliate general and administrative .................................           2,283            2,375
                                                                                   --------         --------
          Total costs and expenses ........................................          13,509           11,262
                                                                                   --------         --------
Operating profit ..........................................................           6,777            6,594
Interest expense:
     Affiliate interest expense ...........................................          (1,843)          (3,097)
     Other Interest expense ...............................................            (835)              --
Other expense .............................................................              (8)              --
                                                                                   --------         --------
Income before income taxes ................................................           4,091            3,497
Provision (benefit) for income taxes ......................................             187            1,329
                                                                                   --------         --------
Net income ................................................................        $  3,904         $  2,168
                                                                                   ========         ========
Allocation of first quarter 2001 net income:
   Portion applicable to the period January 1 through February 9, 2001 ....        $    304
   Portion applicable to the period February 10 through March 31, 2001 ....           3,600
                                                                                   --------
     Net income ..,........................................................        $  3,904

General partners' interest in income applicable to the period
 February 10 through March 31, 2001 .......................................        $     72
                                                                                   --------
Limited partners' interest in income applicable to the period
  February 10 through March 31, 2001 ......................................        $  3,528
                                                                                   ========
Basic and diluted net income per limited partner unit .....................        $   0.31
                                                                                   ========
Weighted average number of units outstanding for the period February 10
     through March 31, 2001 ...............................................          11,359
                                                                                   ========

                             See accompanying notes.

                          WILLIAMS ENERGY PARTNERS L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                         MARCH 31,       DECEMBER 31,
                                                           2001              2000
                                                        -----------      ------------
                                                        (UNAUDITED)

Current assets:
     Cash and cash equivalents ...................        $ 12,671        $     --
     Accounts receivable .........................          10,970          10,645
     Affiliate accounts receivable ...............           6,281           1,875
     Prepaid insurance ...........................           1,014             903
     Other current assets ........................             278             685
                                                          --------        --------
          Total current assets ...................          31,214          14,108

Property, plant and equipment, at cost ...........         342,813         340,975
     Less: accumulated depreciation ..............          43,233          40,127
                                                          --------        --------
          Net property, plant and equipment ......         299,580         300,848
Deferred equity offering costs ...................              --           2,539
Long-term affiliate receivables ..................           1,767              --
Long-term receivables ............................             262             262
Other noncurrent assets ..........................           1,660             748
                                                          --------        --------
     Total assets ................................        $334,483        $318,505
                                                          ========        ========
Current liabilities:
     Accounts payable ............................        $  2,062        $  3,640
     Affiliate payable ...........................          10,123              --
     Accrued affiliate payroll and benefits ......             651           1,169
     Accrued taxes other than income .............           1,193           1,919
     Accrued interest payable ....................             845              --
     Other liabilities ...........................             197              --
     Current portion of long-term debt ...........             100              --
                                                          --------        --------
          Total current liabilities ..............          15,171           6,728
Long-term debt ...................................          90,000              --
Affiliate note payable ...........................              --         226,188
Deferred income taxes ............................              --          13,789
Environmental liabilities ........................           2,029           1,944

Commitments and contingencies

Partners' capital ................................         227,283          69,856
                                                          --------        --------
     Total liabilities and partners' capital .....        $334,483        $318,505
                                                          ========        ========


                             See accompanying notes.

                          WILLIAMS ENERGY PARTNERS L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                            ---------------------------
                                                                                               2001             2000
                                                                                            ---------         ---------
Operating Activities:
     Net income ....................................................................        $   3,904         $   2,168
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation .............................................................            3,106             2,113
          Deferred income taxes ....................................................               --             1,329
          Changes in components of operating assets and liabilities:
              Accounts receivable ..................................................             (325)              984
              Affiliate accounts receivable ........................................           (4,406)           (3,003)
              Accounts payable .....................................................           (1,578)           (2,618)
              Affiliate accounts payable ...........................................            4,897                --
              Accrued income taxes due affiliate ...................................               --               343
              Accrued affiliate payroll and benefits ...............................             (518)              (40)
              Accrued taxes other than income ......................................             (726)              686
              Current and noncurrent environmental liabilities .....................              215                96
              Other current and noncurrent assets and liabilities ..................            1,977              (180)
                                                                                            ---------         ---------
                   Net cash provided by operating activities .......................            6,546             1,878

Investing Activities:
      Additions to property, plant & equipment .....................................           (1,772)           (1,517)
      Receipts on affiliate note receivable ........................................               --               135
      Other ........................................................................              (66)             (210)
                                                                                            ---------         ---------
          Net cash used by investing activities ....................................           (1,838)           (1,592)

Financing Activities:
     Sales of Common Units to public (less underwriters commissions) ...............           92,460                --
     Borrowings under credit facility ..............................................           90,100                --
     Debt placement costs ..........................................................             (909)               --
     Payment of formation costs associated with initial public offering ............           (3,098)               --
     Redemption of 600,000 Common Units from affiliate .............................          (12,060)               --
     Other contributions by affiliate ..............................................            2,737                --
     Cash advances from affiliate ..................................................            5,226                --
     Payment on affiliate note payable .............................................         (166,493)             (286)
                                                                                            ---------         ---------
          Net cash provided (used) by financing activities .........................            7,963              (286)
                                                                                            ---------         ---------
Change in cash and cash equivalents ................................................           12,671                --
Cash and cash equivalents at beginning of period ...................................               --                --
                                                                                            ---------         ---------
Cash and cash equivalents at end of period .........................................        $  12,671         $      --
                                                                                            =========         =========
Supplemental non-cash financing transactions:
     Contribution by affiliate of predecessor company deferred income
      tax liability.................................................................        $  13,789         $      --
     Contribution of long-term debt to partnership capital .........................           59,695                --
                                                                                            ---------         ---------
          Total ....................................................................        $  73,484         $      --
                                                                                            =========         =========

                             See accompanying notes.

                          WILLIAMS ENERGY PARTNERS L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                       (IN THOUSANDS, EXCEPT UNIT AMOUNTS)
                                   (UNAUDITED)


                                             NUMBER OF LIMITED
                                               PARTNER UNITS                LIMITED PARTNER                            TOTAL
                                        --------------------------     --------------------------      GENERAL       PARTNERS'
                                          COMMON      SUBORDINATED       COMMON      SUBORDINATED      PARTNER        CAPITAL
                                        ----------    ------------     ----------    ------------    -----------    -----------
Balance - January 1, 2001 .........             --              --     $   69,856      $       --     $       --     $   69,856
Issuance of units to public .......      4,600,000              --         92,460              --             --         92,460
Contribution of net assets of
predecessor companies .............      1,679,694       5,679,694        (37,028)        111,002          2,247         76,221
Redemption of Common Units ........       (600,000)             --        (12,060)             --             --        (12,060)
Payment of formation costs ........             --              --         (3,098)             --             --         (3,098)
Net income ........................             --              --          1,916           1,916             72          3,904
                                        ----------      ----------     ----------      ----------     ----------     ----------
Balance - March 31, 2001 ..........      5,679,694       5,679,694     $  112,046      $  112,918     $    2,319     $  227,283
                                        ==========      ==========     ==========      ==========     ==========     ==========


                             See accompanying notes.

                          WILLIAMS ENERGY PARTNERS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

     In the opinion of management, the accompanying financial statements of Williams Energy Partners L.P. (the "MLP" or the "Partnership"), which are unaudited, except for the Balance Sheet as of December 31, 2000 which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly the Partnership's financial position as of March 31, 2001 and the results of operations for the three month period ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

     Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

     Certain amounts in the financial statements for 2000 have been reclassified to conform to the current period's presentation.


2.  ORGANIZATION

     Williams Energy Partners L.P. is a Delaware limited partnership that was formed in August 2000, to acquire, own and operate: (a) selected petroleum product terminals owned by Williams Energy Ventures, Inc. ("WEV"), and (b) Williams Ammonia Pipeline, Inc., ("WAPI"). Prior to the closing of the Partnership's initial public offering ("IPO") in February 2001, WEV was owned by Williams Energy Services, LLC ("WES") and WAPI was owned by Williams Natural Gas Liquids, Inc. ("WNGL"). Both WES and WNGL are wholly-owned subsidiaries of The Williams Companies, Inc. ("Williams"). Williams GP LLC, (the "Managing GP") a Delaware limited liability company, was also formed in August 2000, to serve as managing general partner for the Partnership.

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

     On October 28, 2000, the MLP and the Managing GP formed a limited operating partnership named Williams OLP, L.P. ("OLP") to serve as limited partner of the operating limited partnerships. Concurrent with the closing of the IPO and pursuant to the Contribution and Conveyance dated February 9, 2001, WEV converted itself into Williams Terminals Holdings, L.P. ("WTH LP"). Williams Pipeline Holdings, LLC, a subsidiary of WTH LP, converted itself into Williams Pipeline Holdings, LP ("WPH LP") and Williams Ammonia Pipeline, Inc. converted itself into Williams Ammonia Pipeline, L.P. ("WAP LP"). All three converted entities are Delaware limited partnerships. WNGL contributed 3.05% of its ownership in WAP, LP and WES contributed 2.05% of its ownership in WTH LP to the Managing GP in exchange for 19.2% and 80.8% ownership interest in the Managing GP, respectively. WNGL contributed the remainder of its interest in WAP LP to the OLP and WES contributed the remainder of its interest in WTH LP and all of its interest in WPH LP to the OLP in exchange for ownership interests in the OLP. The Managing GP contributed all of its interest in WAP LP, WTH LP and WPH LP in exchange for: (a) a 1.0% managing general partner interest in the MLP and
(b) a 1.0101% managing general partner interest in the OLP. WNGL contributed to the MLP all of its limited partner interest in OLP in exchange for 322,501 Common Units and 1,090,501 Subordinated Units and WES contributed all of its limited partner interest in OLP to the MLP in exchange for 1,357,193 Common Units and 4,589,193 Subordinated Units.

     The resulting structure is as follows: Williams GP LLC serves as the managing general partner for both the MLP and the OLP. OLP is the limited partner of the operating limited partnerships. The operating limited partnerships are comprised of WTH LP, WPH LP and WAP LP. Williams NGL, LLC, was established to serve as general partner of the operating limited partnerships and is owned by OLP. Under the resulting structure, the limited partners' liability in each of the limited partnerships is limited to their investment.

     Also, concurrent with the closing of the IPO, the OLP entered into a $150.0 million credit facility. The credit facility consists of a $90.0 million term loan facility and a $60.0 million revolving credit facility, which is comprised of a $40.0 million acquisition sub-facility and a $20.0 million working capital sub-facility. On the closing date, the OLP borrowed $90.0 million under the term loan facility and $0.1 million under the acquisition sub-facility. The credit facility's term extends through February 5, 2004. Closing fees associated with the credit facility were $0.9 million. Borrowings under the credit facility carry an interest rate equal to the London Interbank Offer Rate plus a spread of from 1.0% to 1.45%, depending on the OLP's leverage ratio. Interest is also assessed on the unused portion of the credit facility at a spread from 0.2% to 0.4%, depending on the OLP's leverage ratio. The OLP's leverage ratio is defined as the ratio of consolidated total debt to consolidated earnings before interest, income taxes, depreciation and amortization for the period of the four fiscal quarters ending on such date.

     Subsequent to the IPO, the underwriters exercised their over-allotment option and purchased 600,000 Common Units, also at a price of $21.50 per unit. The net proceeds of $12.1 million, after underwriter commissions of $0.8 million, from this over-allotment option were used to redeem 600,000 of the Common Units held by WES, LLC to reimburse it for capital expenditures related to the Partnership's assets. Upon completion of this transaction, Williams owned 60% of the equity units of the Partnership. The MLP maintained the historical costs of the net assets received under the Contribution Agreement.


3.  ACCOUNTING POLICIES

     Cash and cash equivalents include demand deposits, time deposits and other marketable securities with maturities of three months or less when acquired.

     Net income per unit is computed by dividing the Limited Partners' interest in net income by the weighted average number of Common and Subordinated Units outstanding during the period.


4.  ACQUISITIONS

     In March 2001, the Partnership purchased a 6-mile pipeline that will enable connection of its existing Dallas area petroleum storage and distribution facility to Dallas Love Field. The acquisition was made in conjunction with a letter of intent calling for the Partnership to provide jet fuel delivery services into Dallas Love Field for Southwest Airlines. The Partnership plans to construct additional jet fuel storage tanks at its distribution facility in Dallas to support delivery of jet fuel to the airport. Cost of the pipeline and the construction costs for the additional jet fuel storage is estimated to be $5.4 million and is expected to be completed by November 2001.


5.  SEGMENT DISCLOSURES

     Management evaluates performance based upon segment profit or loss from operations which includes revenues from affiliate and external customers, operating expenses, depreciation and affiliate general and administrative expenses. Affiliate revenues are accounted for as if the sales were to unaffiliated third parties.

     The Partnership's reportable segments are strategic business units that offer different products and services. The segments are managed separately because each segment requires different marketing strategies and business knowledge.

                                         THREE MONTHS ENDED                     THREE MONTHS ENDED
                                           MARCH 31, 2001                         MARCH 31, 2000
                                 ------------------------------------   ------------------------------------
                                  PETROLEUM                              PETROLEUM
                                   PRODUCT      AMMONIA                   PRODUCT     AMMONIA
                                  TERMINALS     PIPELINE      TOTAL      TERMINALS    PIPELINE      TOTAL
                                 ------------  ----------  -----------  -----------  ----------   ----------
Revenues:
   Third party customers .....     $ 13,545     $  2,688     $ 16,233     $  9,683     $  3,630     $ 13,313
   Affiliate customers .......        4,053           --        4,053        4,543           --        4,543
                                   --------     --------     --------     --------     --------     --------
      Total revenues .........       17,598        2,688       20,286       14,226        3,630       17,856
Operating expenses ...........        7,177          943        8,120        5,849          925        6,774
Depreciation .................        2,944          162        3,106        1,952          161        2,113
Affiliate general and
 administrative expenses .....        2,016          267        2,283        1,912          463        2,375
                                   --------     --------     --------     --------     --------     --------
Segment profit ...............     $  5,461     $  1,316     $  6,777     $  4,513     $  2,081     $  6,594
                                   ========     ========     ========     ========     ========     ========
Total assets .................     $310,638     $ 23,845     $334,483     $260,981     $ 21,832     $282,813
                                   ========     ========     ========     ========     ========     ========


6.  RELATED PARTY TRANSACTIONS

     Beginning with the closing date of the IPO, the general partner, through provisions included in the Omnibus Agreement, has limited the amount of general and administrative costs charged to the Partnership. The additional general and administrative costs incurred by the general partner, but not charged to the Partnership, totaled $1.5 million for the period February 10, 2001 through March 31, 2001.


7.  COMMITMENTS AND CONTINGENCIES

      In conjunction with the 1999 acquisition of the Gulf Coast marine terminals from Amerada Hess Corporation ("Hess"), Hess has disclosed to the Partnership all suits, actions, claims, arbitrations, administrative, governmental investigation, or other legal proceedings pending or threatened, against or related to the assets acquired by the Partnership, which arise under environmental law. Hess agreed to indemnify the Partnership against all environmental claims and losses arising from any matters included in that disclosure through July 30, 2014. In the event that any pre-acquisition releases of hazardous substances are identified by the Partnership prior to July 20, 2004, the Partnership will be liable for the first $2.5 million of environmental remediation losses, Hess will be liable for the next $12.5 million of losses, and the Partnership will assume responsibility for any losses in excess of $15.0 million. Any pre-acquisition fines and claims that may be imposed or asserted against the Partnership under environmental laws will be indemnified by Amerada Hess. At both March 31, 2001 and December 31, 2000, the Partnership had accrued $0.6 million for costs that may not be recoverable under Hess' indemnification.

     Estimated liabilities for environmental costs, primarily associated with the petroleum product terminal operations, were $2.2 million and $1.9 million at March 31, 2001 and December 31, 2000, respectively. Management estimates that expenditures for environmental remediation liabilities will be incurred over the next five years. Receivables associated with environmental liabilities of $2.1 million and $0.3 million at March 31, 2001 and December 31, 2000, have been recognized as recoverable from affiliates and third parties. These estimates, provided on an undiscounted basis, were determined based primarily on data provided by a third-party environmental evaluation service. These liabilities have been classified as current or noncurrent based on management's estimates regarding the timing of actual payments.

     WES LLC and WNGL have agreed to indemnify the Partnership for up to $15.0 million for environmental liabilities that had been identified as of the closing date or those that become known within three years of the closing date, that existed as of the closing date. WNGL will indemnify the Partnership for losses or cost incurred as a result of right of way defects or failures in our ammonia pipeline for 15 years after the closing date. WES LLC has also indemnified the Partnership for losses or costs incurred as a result of right of way defects or failures associated with the marine terminal facilities at Galena Park, Corpus Christie and Marrero for 15 years after the closing date.

     The Partnership is party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all claims, legal actions and complaints after consideration of amounts accrued, insurance coverage, or other indemnification arrangements will not have a material adverse effect upon the Partnership's future financial position, results of operations or cash flows.


8.  DISTRIBUTIONS

     On April 19, 2001, the Partnership declared a cash distribution of $0.292 per unit on its outstanding Common and Subordinated Units. The distribution represents the minimum quarterly distribution for the 50-day period following the IPO closing date. The IPO closing was at the end of the day on February 9, 2000 and the 50-day distribution period was from February 10, 2001 through March 31, 2001. The $3.3 million distribution will be paid on May 15, 2001 to unitholders of record at the close of business on May 1, 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     These assets were acquired and have been owned by several wholly owned subsidiaries of The Williams Companies, Inc. Upon the closing of our initial public offering on February 9, 2001, these assets were transferred to the Partnership, including the related liabilities. The following discussion has been prepared as if the assets were operated as a stand-alone business throughout the periods presented.




RECENT DEVELOPMENTS

    On April 19, the Partnership declared a cash distribution of $0.292 per unit on its outstanding Common and Subordinated Units. The distribution represents the minimum quarterly distribution for the 50-day period from the IPO closing date through the end of the first quarter. The $3.4 million distribution will be paid on May 15 to unitholders of record at the close of business on May 1.

    On April 24, the Partnership announced that it had signed a letter of intent with Southwest Airlines to provide jet fuel delivery services into Dallas Love Field. This announcement coincides with the recent acquisition of a 6-mile pipeline that enables a connection of the Partnership's existing Dallas terminal to Love Field. The Partnership plans to build additional jet fuel storage facilities at its Dallas terminal to support this business. The total capital outlay for this project is estimated to be $5.4 million. The project is expected to add approximately $0.05 per unit accretion to our distributable cash after its expected completion in November 2001.


RESULTS OF OPERATIONS

          THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO MARCH 31, 2000

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                     -------------------
                                                                                       2001       2000
                                                                                     --------   --------
                                                                                           (MILLIONS)
FINANCIAL HIGHLIGHTS
Revenues:
     Petroleum product terminals ...............................................     $   17.6   $   14.3
     Ammonia pipeline and terminals system .....................................          2.7        3.6
                                                                                     --------   --------
          Total revenues .......................................................         20.3       17.9

Operating expenses:
     Petroleum product terminals ...............................................          7.2        5.9
     Ammonia pipeline and terminals system .....................................           .9         .9
                                                                                     --------   --------
          Total operating expenses .............................................          8.1        6.8
                                                                                     --------   --------
          Total operating margin ...............................................     $   12.2   $   11.1
                                                                                     ========   ========

OPERATING STATISTICS
Petroleum product terminals:
     Marine terminal facilities:
        Average storage capacity utilized per month (barrels in millions)(a) ...         15.2       11.7
        Throughput (barrels in millions)(b) ....................................          2.7        N/A
     Inland terminals:
        Throughput (barrels in millions) .......................................         11.7       12.6
Ammonia pipeline and terminals system:
     Volume shipped (tons in thousands) ........................................          160        233

---------------

     (a) For the three months ended March 31, 2000, represents the average storage capacity utilized per month for the Gulf Coast marine terminals. For the three months ended March 31, 2001, represents the average storage capacity utilized for the Gulf Coast facilities (12.3 million barrels) and the New Haven, Connecticut facility (2.9 million barrels).

     (b) Represents activity at the New Haven, Connecticut facility, which was acquired in September 2000.

     Our combined revenues for the three months ended March 31, 2001 were $20.3 million compared to $17.9 million for the three months ended March 31, 2000, an increase of $2.4 million, or 13%. This increase was the result of:

     o an increase in petroleum product terminals revenues of $3.3 million, or 23%, due to the following:

        -- an increase in the marine terminal facilities revenues of $4.4 million, from $9.8 million to $14.2 million. Approximately one-half of this increase is a result of the acquisition of the New Haven facility in September 2000. The remaining increase is a result of a
          0.6 million barrel per month increase in utilization of the Gulf Coast facilities and an increase in the average storage revenue rate at the Gulf Coast facilities of $.048 per barrel. Included in the 2001 increase is a $0.1 million increase in revenues, from $2.1 million in 2000 to $2.2 million in 2001, from Williams Energy Marketing and Trading, an affiliate of our general partner, which utilizes our facilities in connection with its trading business; and

          -- a decrease in inland terminal revenues of $1.1 million, from $4.5 million to $3.4 million, as throughput volumes declined by 0.9 million barrels and ancillary revenues declined. Throughput volume decreased primarily because of the December 2000 expiration of a customer's contractual commitment to utilize a specific amount of throughput capacity. This contract was entered into in January 1999 in connection with the acquisition of 12 inland terminals. This volume reduction was partially offset by a volume increase at the St. Charles, Missouri terminal resulting from connecting this terminal to the Explorer Pipeline in 2000. Ancillary revenues declined as a result of selling line fill in the 2000 quarter and lower 2001 revenues from volume metering differences. In the first quarter of 2000, we changed pipeline carriers at the St. Charles terminal and were no longer required to maintain linefill at that location. Terminalling throughput rates remained approximately the same from 2000 to 2001. Affiliate revenues at the inland terminals decreased $0.5 million from $2.4 million in 2000 to $1.9 million in 2001.

     o ammonia pipeline and terminals system revenues declined by $0.9 million, or 25%, primarily due to a 73,000 ton, or 31%, reduction in ammonia shipped through our pipeline. This decline reflects lower product demand due to a wet spring planting season and the continuing impact of higher prices for natural gas, the primary component for the production of ammonia. Due to higher natural gas prices, our customers have elected to produce and transport lower quantities of ammonia and instead draw more ammonia from their existing inventories to meet demand. This volume decline was partially offset by a higher weighted average tariff of $16.18 per ton for 2001 compared to a tariff of $14.87 per ton for 2000. The increase in the weighted average tariff resulted from the 2000 mid-year indexing adjustment allowed under our transportation agreements as well as the expiration of a discount received by one of our customers.

     Operating expenses for the three months ended March 31, 2001 were $8.1 million compared to $6.8 million for the three months ended March 31, 2000, an increase of $1.3 million, or 19%. This increase was a result of:

     o an increase in petroleum product terminals expenses of $1.3 million, or 22%, due to:

          -- an increase in marine terminal facilities expenses of $1.1 million, from $4.0 million to $5.1 million, due to the acquisition and assimilation of the New Haven, Connecticut facility in September 2000 and increased power and utility costs; and

          -- an increase in inland terminal expenses of $0.2 million, from $1.9 million to $2.1 million, primarily resulting from the acquisition of the Southlake, Texas terminal in March 2000;

     o ammonia pipeline and terminals system operating costs remained approximately the same.

     Depreciation expense for the three months ended March 31, 2001 was $3.1 million compared to $2.1 million for the three months ended March 31, 2000, an increase of $1.0 million, or 48%. This increase resulted in part from the acquisition of the New Haven, Connecticut facility in September 2000 and adjustments to depreciation expense in 2000 resulting from final purchase price allocations.

     General and administrative expenses for the three months ended March 31, 2001 were $2.3 million compared to $2.4 million for the three months ended March 31, 2000, a decrease of $0.1 million, or 4%.

     Interest expense for the three months ended March 31, 2001 was $2.7 million compared to interest expense of $3.1 million for the three months ended March 31, 2000. Affiliate interest expense was $1.8 million in 2001 and $3.1 million in 2000. The decline in interest expense is primarily due to the contribution of the predecessor company's affiliate note in connection with the closing of the initial public offering (IPO) of Williams Energy Partners on February 9, 2001. Concurrent with the closing of the offering, the Partnership borrowed $90.1 million under its term loan facility and revolving credit facility.

     We based our income tax provision for the period January 1, 2001 through February 9, 2001 and for the first quarter 2000 upon the 38% effective income tax rate for The Williams Companies, Inc. for those periods. The effective income tax rate exceeds the U.S. federal statutory income tax rate primarily due to state income taxes.

     Net income for the three months ended March 31, 2001 was $3.9 million compared to $2.2 million for the three months ended March 31, 2000, an increase of $1.7 million, or 77%. The operating margin increased by $1.1 million during the period, largely as a result of the New Haven, Connecticut facility acquisition in September 2000. In addition, depreciation and general and administrative expenses increased $0.9 million while interest expense decreased $0.4 million. Income taxes declined by $1.1 million as a result of the Partnership not paying income taxes after the IPO date on February 9, 2001.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS AND CAPITAL EXPENDITURES

     Net cash provided by operating activities for the three months ended March 31, 2001 was $6.5 million compared to $1.9 million for the three months ended March 31, 2000. The increase from 2000 to 2001 was primarily a result of an increase in a payable due to The Williams Companies, Inc. and its affiliates. The increase in the affiliate payable was primarily payroll costs for general, administrative and operational employees paid by Williams on the Partnership's behalf.

     Net cash used by investing activities for the three months ended March 31, 2001 and 2000 was $1.8 million and $1.6 million, respectively. Capital expenditures in the first quarter of 2001 were approximately $0.3 million higher than the first quarter of 2000.

     Net cash provided by financing activities for the three months ended March 31, 2001 was $8.0 million and net cash used by financing activities for the three months ended March 31, 2000 was $0.3 million. Cash from financing activities for the first quarter of 2001 is associated with cash advances from WES LLC and capital contributions made by The Williams Companies, Inc. associated with environmental indemnifications as well as capital expenditure reimbursements associated with carryforward capital as agreed to in the Omnibus Agreement. Cash from financing activities for the first quarter of 2000 represents interest paid to The Williams Companies, Inc. for the affiliate note. This note accrued interest at the London Interbank Offer Rate plus an applicable margin that ranged from 0.63% to 0.75%.


CAPITAL REQUIREMENTS

     The storage, transportation and distribution business requires continual investment to maintain or upgrade existing operations and to ensure compliance with safety and environmental regulations. The capital requirements of our business have consisted, and we expect them to continue to consist, primarily of:

     - maintenance capital expenditures, such as those required to maintain equipment reliability and safety and to address environmental regulations; and

     - expansion capital expenditures to acquire additional complementary assets to grow our business and to expand or upgrade our existing facilities, such as projects that increase storage or throughput volumes.

    According to the Omnibus Agreement between the Partnership and Williams, Williams will reimburse the Partnership for maintenance and carryforward capital in excess of $4.9 million in 2001 and 2002 up to a cumulative total of $15.0 million. The total amount the Partnership expects to spend on maintenance and carryforward capital in 2001 will exceed $4.9 million. As a result, Williams will continue to make capital contributions to the Partnership this year. In addition to maintenance capital, we are also planning to incur expansion and upgrade capital expenditures at our existing facilities, including a vapor combustion unit, dock automation, pipeline connections, a rail loading expansion and tankage construction. The total amount we plan to spend for expansion is approximately $10.8 million in 2001, not including capital needs associated with unidentified acquisition opportunities. We expect to fund our capital expenditures, including any acquisitions, from cash provided by operations and, to the extent necessary, from the proceeds of:

     - borrowings under the revolving credit facility discussed below and other borrowings; and

     -    issuance of additional Common Units.

LIQUIDITY

    Subsequent to the closing of the IPO of the Partnership, our partnership relies on cash generated from internal operations as its primary source of funding. Additional funding requirements are being served by a $150.0 million credit facility, which matures on February 5, 2004. This credit facility is comprised of a $90.0 million term loan and a $60.0 million revolving credit facility. The $60.0 million revolving credit facility includes a $20.0 million working capital sub-limit that can be used for ongoing working capital needs and general partnership purposes. The revolving credit facility is available for general partnership purposes, including future acquisitions.

    Immediately after the closing of the offering, our partnership borrowed all of the $90.0 million term loan and $0.1 million under the revolving credit facility and paid debt issuance costs of $0.9 million. The borrowings along with the $80.4 million in net proceeds of the offering were used to repay a portion of the affiliate note payable owed to The Williams Companies, Inc. and to pay $3.1 million of expenses associated with the offering and the related transactions. Net proceeds from the sale of the underwriters' over-allotment option in February 2001, after underwriter commissions of $0.8 million, were $12.1 million. These proceeds were used to redeem 600,000 common units from Williams Energy Services, LLC, an affiliate entity, to reimburse it for capital expenditures related to the Partnership. Currently, $59.9 million is available under our revolving credit facility.

    The credit facility contains various operational and financial covenants. Management believes that our partnership is in compliance with all of these covenants.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board, the "FASB," issued Statement of Financial Accounting, "SFAS," No. 133 "Accounting for Derivative Instruments and Hedging Activities." This was followed in June 2000 by the issuance of SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. SFAS No.133 and No. 138 establish accounting and reporting standards for derivative financial instruments. The standards require that all derivative financial instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives will be recorded each period in earnings if the derivative is not a hedge. If a derivative qualifies for special hedge accounting, changes in the fair value of the derivative will either be recognized in earnings as an offset against the change in fair value of hedged assets, liability or firm commitments also recognized in earnings, or the changes in fair value will be deferred on the balance sheet until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. We adopted these standards in our financial statements effective January 1, 2001. There was no impact to our financial condition, results of operations or cash flows from adopting these standards.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Williams Energy Partners currently does not engage in interest rate, foreign currency exchange rate or commodity price-hedging transactions.

    Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk. Debt we incur under our credit bears variable interest based on LIBOR. If the LIBOR were to change by 0.125%, our annual debt coverage obligations associated with the $90.1 million borrowings under the term loan and revolving credit facility would change by approximately $0.1 million. Unless interest rates increase significantly in the future, our exposure to interest rate market risk should be minimal.


FORWARD-LOOKING STATEMENTS

     Certain matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements - statements that discuss our expected future results based on current and pending business operations. We make these forward-looking statement in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

      Forward-looking statements can be identified by words such as "anticipates", "believes", "expects", "estimates", "forecasts", "projects", and other similar expressions. Although we believe our forward-looking statements are based on reasonable assumptions, statement made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document.

     The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

     o Changes in demand for refined petroleum products that we store and distribute;

     o    Changes in demand for storage in our petroleum product terminals;

     o Changes in the throughput on petroleum product pipelines owned and operated by third parties and connected to our petroleum product terminals;

     o    Loss of Williams Energy Marketing and Trading as a customer;

     o Loss of one or all of our three customers on our ammonia pipeline and terminals systems;

     o An increase in the price of natural gas, which increases ammonia production costs and could reduce the amount of ammonia transported through our ammonia pipeline and terminals system;

     o Changes in the federal government's policy regarding farm subsidies, which could negatively impact the demand for ammonia and reduce the amount of ammonia transported through our ammonia pipeline and terminals system;

     o An increase in the competition our petroleum products terminals and ammonia pipeline and terminals system encounter;

     o The occurrence of an unforeseen interruption in operations for which we are not adequately insured;

     o    Changes in the general economic conditions in the United States;

     o Changes in laws and regulations to which we are subject, including tax, environmental and employment laws and regulations;

     o The cost and effects of legal and administrative claims and proceedings against us or our subsidiaries;

     o    The ability to raise capital in a cost-effective way;

     o    The effect of changes in accounting policies;

     o    The ability to manage rapid growth;

     o    The ability to control costs.


                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     No material litigation has been filed against the Partnership during the three months ended March 31, 2001, and there have been no material changes in legal proceedings previously disclosed.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      On February 5, 2001, The Partnership's Registration Statement on Form S-1 (Registration No. 333-48866) with the Securities and Exchange Commission became effective. The managing underwriter for this transaction was Lehman Brothers Inc. Under the registration statement, the Partnership issued 5,679,694 Common Units and 5,679,694 Subordinated Units, of which, 1,679,694 Common Units and all of the Subordinated Units were issued to affiliates of our general partner.

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

     Net proceeds from the sale of Common Units, after underwriter commissions, were $92.5 million and net proceeds from the borrowings under the credit facility with Bank of America were $89.2 million, for total net proceeds of $181.7 million. The Partnership used $3.1 million of the net proceeds to pay legal, accounting and other professional services costs associated with the initial public offering. Another $12.1 million of the proceeds were used to redeem 600,000 Common Units from Williams Energy Services, LLC, an affiliate of our general partner, to reimburse it for capital expenditures related to our assets. The remaining proceeds of $166.5 million were used to pay down affiliate note balances with Williams.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.  OTHER INFORMATION

         On April 24, 2001, the Partnership filed an 8-K which included a press release of its first quarter earnings. Subsequent to that press release, two reclassifications were made which resulted in changes to the income statement and statement of cash flows. The current 10-Q cash flow statement reflects a $5.2 million reclassification to cash from operating activities to financing activities. As a result, cash from operating activities for the 50-day partial first quarter subsequent to the closing of the Partnership's IPO was $5.3 million. Cash from operating activities previously was reported as $10.5 million. Total cash generated for the quarter was unchanged at $12.7 million. The current 10-Q income statement also reflects a $0.6 million reclassification of depreciation expense from the pre-IPO period to the post-IPO period. As a result, net income for the 50 day partial period was $3.6 million, or $0.31 per unit. Net income was previously reported as $4.1 million, or $0.36 per unit. Because of differences in taxation on pre- versus post-IPO income, the reclassification resulted in only a $0.2 million reduction in net income for the full quarter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:
        None.

  (b) Reports on Form 8-K:

        None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 14, 2001.


                                 WILLIAMS ENERGY PARTNERS L.P.

                                 By:  Williams GP LLC
                                      its managing general partner



                                 /s/ Don R. Wellendorf
                                 -------------------------------------
                                 Don R. Wellendorf
                                 Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)