Form 10-Q
period 2001-06-30
WILLIAMS ENERGY PARTNERS L P
filed 2001-08-13
CIK 1126975

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                          COMMISSION FILE NO.: 1-16335


                          WILLIAMS ENERGY PARTNERS L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                     73-1599053
(STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


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

         As of August 9, 2001, 5,679,694 common units were outstanding.

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
                                                  PART I

                                          FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

           WILLIAMS ENERGY PARTNERS L.P.

           Consolidated Statements of Income for the three and six months ended
           June 30, 2001 and 2000...............................................................      2

           Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000................      3

           Consolidated Statements of Cash Flows for the six months ended
           June 30, 2001 and 2000...............................................................      4

           Notes to Consolidated Financial Statements...........................................      5

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS............................................................      9

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................     17

           FORWARD-LOOKING STATEMENTS...........................................................     17


                                                  PART II

                                             OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS....................................................................     18

 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS............................................     18

 ITEM 3.   DEFAULTS UPON SENIOR SECURITIES......................................................     18

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS................................     18

 ITEM 5.   OTHER INFORMATION....................................................................     18

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.....................................................     19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          WILLIAMS ENERGY PARTNERS L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                    JUNE 30,                JUNE 30,
                                                                              --------------------    --------------------
                                                                                2001        2000        2001        2000
                                                                              --------    --------    --------    --------
Revenues:
     Third party ..........................................................   $ 17,918    $ 13,889    $ 34,151    $ 27,202
     Affiliate ............................................................      3,728       4,875       7,781       9,418
                                                                              --------    --------    --------    --------
          Total revenues ..................................................     21,646      18,764      41,932      36,620
Costs and expenses:
     Operating ............................................................      8,469       8,762      16,589      15,536
     Depreciation and amortization ........................................      2,657       2,290       5,763       4,403
     Affiliate general and administrative .................................      1,848       3,491       4,131       5,866
                                                                              --------    --------    --------    --------
          Total costs and expenses ........................................     12,974      14,543      26,483      25,805
                                                                              --------    --------    --------    --------
Operating profit ..........................................................      8,672       4,221      15,449      10,815
Interest expense:
     Affiliate interest expense ...........................................         --      (3,309)     (1,843)     (6,406)
     Other interest expense ...............................................     (1,286)         --      (2,121)         --
     Interest capitalized .................................................         --         163          --         163
Other income ..............................................................          8          --          --          --
                                                                              --------    --------    --------    --------
Income before income taxes ................................................      7,394       1,075      11,485       4,572
Provision for income taxes ................................................         --         406         187       1,735
                                                                              --------    --------    --------    --------
Net income ................................................................   $  7,394    $    669    $ 11,298    $  2,837
                                                                              ========    ========    ========    ========

Allocation of 2001 net income:
   Portion applicable to the period January 1 through February 9, 2001 ....   $     --                $    304
   Portion applicable to the period after February 9, 2001 ................      7,394                  10,994
                                                                              --------                --------
      Net income ..........................................................      7,394                $ 11,298

General partners' interest in income applicable to the period after
      February 9, 2001 ....................................................   $    148                $    220
                                                                              --------                --------

Limited partners' interest in income applicable to the period after
     February 9, 2001 .....................................................   $  7,246                $ 10,774
                                                                              ========                ========

Basic and diluted net income per limited partner unit .....................   $   0.64                $   0.95
                                                                              ========                ========

Weighted average number of units outstanding for the period after
     February 9, 2001 .....................................................     11,359                  11,359
                                                                              ========                ========



                             See accompanying notes.

                          WILLIAMS ENERGY PARTNERS L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       JUNE 30,     DECEMBER 31,
                                                         2001           2000
                                                     ------------   ------------
                                                     (UNAUDITED)
Current assets:
     Cash and cash equivalents ...................   $     37,931   $         --
     Accounts receivable .........................         15,400         10,645
     Affiliate accounts receivable ...............          1,409          1,875
     Prepaid insurance ...........................             --            903
     Other current assets ........................            482            685
                                                     ------------   ------------
          Total current assets ...................         55,222         14,108
Property, plant and equipment, at cost ...........        374,293        340,975
     Less: accumulated depreciation ..............         45,770         40,127
                                                     ------------   ------------
          Net property, plant and equipment ......        328,523        300,848
Deferred equity offering costs ...................             --          2,539
Long-term affiliate receivables ..................          1,763             --
Long-term receivables ............................            262            262
Other noncurrent assets ..........................          1,648            748
                                                     ------------   ------------
     Total assets ................................   $    387,418   $    318,505
                                                     ============   ============

Current liabilities:
     Accounts payable ............................   $      2,095   $      3,640
     Acquisition payable .........................         29,100             --
     Affiliate payable ...........................          2,218            --
     Accrued affiliate payroll and benefits ......            601          1,169
     Accrued taxes other than income .............          1,987          1,919
     Accrued interest payable ....................            558             --
     Other liabilities ...........................            395             --
     Current portion of long-term debt ...........            100             --
                                                     ------------   ------------
          Total current liabilities ..............        37,054           6,728
Long-term debt ...................................        119,500             --
Unearned revenues ................................            259             --
Affiliate note payable ...........................             --        226,188
Deferred income taxes ............................             --         13,789
Environmental liabilities ........................          1,763          1,944

Commitments and contingencies

Partners' capital ................................        228,842         69,856
                                                     ------------   ------------
     Total liabilities and partners' capital .....   $    387,418   $    318,505
                                                     ============   ============



                             See accompanying notes.

                          WILLIAMS ENERGY PARTNERS L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                              ------------------------
                                                                                 2001          2000
                                                                              ----------    ----------
Operating Activities:
     Net income ...........................................................   $   11,298    $    2,837
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization ..................................        5,763         4,403
           Deferred income taxes ..........................................           --         1,735
           Changes in components of operating assets and liabilities:
              Accounts receivable .........................................       (4,673)       (3,022)
              Affiliate accounts receivable ...............................          466        (8,676)
              Accounts payable ............................................       (1,545)       (1,795)
              Affiliate accounts payable ..................................        2,218            --
              Accrued affiliate payroll and benefits ......................         (568)           85
              Accrued interest payable ....................................          558            --
              Accrued taxes other than income .............................           68         1,374
              Prepaid insurance ...........................................          913           (37)
              Current and noncurrent environmental liabilities ............           89           426
              Other current and noncurrent assets and liabilities .........        1,234          (484)
                                                                              ----------    ----------
                   Net cash provided (used) by operating activities .......       15,821        (3,154)

Investing Activities:
      Additions to property, plant & equipment ............................       (4,573)       (2,259)
      Purchase of businesses ..............................................           --          (300)
      Other ...............................................................          (66)           --
                                                                              ----------    ----------
          Net cash used by investing activities ...........................       (4,639)       (2,559)

Financing Activities:
     Dividends paid .......................................................       (3,385)           --
     Borrowings under credit facility .....................................      119,600            --
     Capital contributions by affiliate ...................................        2,915            --
     Return of capital contributions to affiliates ........................       (2,281)           --
     Sales of Common Units to public (less underwriters commissions) ......       92,460            --
     Debt placement costs .................................................         (909)           --
     Payment of formation costs associated with initial public offering ...       (3,098)           --
     Redemption of 600,000 Common Units from affiliate ....................      (12,060)           --
     Cash advances from affiliate .........................................        5,226            --
     Repayment of advances from affiliate .................................       (5,226)           --
     Proceeds on affiliate note payable ...................................           --         8,363
     Payments on affiliate note payable ...................................     (166,493)       (2,650)
                                                                              ----------    ----------
          Net cash provided by financing activities .......................       26,749         5,713
                                                                              ----------    ----------

Change in cash and cash equivalents .......................................       37,931            --
Cash and cash equivalents at beginning of period ..........................           --            --
                                                                              ----------    ----------
Cash and cash equivalents at end of period ................................   $   37,931    $       --
                                                                              ==========    ==========

Supplemental non-cash investing and financing transactions:
     Contribution by affiliate of predecessor company deferred income
          tax liability ...................................................   $   13,789    $       --
     Contribution of long-term debt to partnership capital ................       59,695
                                                                                            ----------
     Purchase of business .................................................       29,100            --
                                                                              ----------    ----------
          Total ...........................................................   $  102,584    $       --
                                                                              ==========    ==========



                             See accompanying notes.

                          WILLIAMS ENERGY PARTNERS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying financial statements of Williams Energy Partners L.P. (the "MLP" or the "Partnership"), which are unaudited, except for the Balance Sheet as of December 31, 2000, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly the Partnership's financial position as of June 30, 2001, and the results of operations for the three and six month periods ended June 30, 2001 and 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

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

     2. ORGANIZATION

     Williams Energy Partners L.P. is a Delaware limited partnership that was formed in August 2000, to acquire, own and operate: (a) selected petroleum product terminals owned by Williams Energy Ventures, Inc. ("WEV"), and (b) an ammonia pipeline and terminals system, Williams Ammonia Pipeline, Inc., ("WAPI"), owned by Williams Natural Gas Liquids Inc ("WNGL"). Prior to the closing of the Partnership's initial public offering ("IPO") in February 2001, WEV was owned by Williams Energy Services, LLC ("WES"). Both WES and WNGL are wholly-owned subsidiaries of The Williams Companies, Inc. ("Williams"). Williams GP LLC (the "Managing GP" or "General Partner") a Delaware limited liability company, was also formed in August 2000, to serve as managing general partner for the Partnership.

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

     On October 28, 2000, the MLP and the Managing GP formed a limited operating partnership named Williams OLP, L.P. ("OLP") to serve as limited partner of the operating limited partnerships. Concurrent with the closing of the IPO and pursuant to the Contribution and Conveyance dated February 9, 2001, WEV converted itself into Williams Terminals Holdings, L.P. ("WTH LP"). Williams Pipeline Holdings, LLC, a subsidiary of WTH LP, converted itself into Williams Pipeline Holdings, LP ("WPH LP") and Williams Ammonia Pipeline, Inc. converted itself into Williams Ammonia Pipeline, L.P. ("WAP LP"). All three converted entities are Delaware limited partnerships. WNGL contributed 3.05% of its ownership in WAP LP and WES contributed 2.05% of its ownership in WTH LP to the Managing GP in exchange for 19.2% and 80.8% ownership interest in the Managing GP, respectively. WNGL contributed the remainder of its interest in WAP LP to the OLP and WES contributed the remainder of its interest in WTH LP and all of its interest in WPH LP to the OLP in exchange for ownership interests in the OLP. The Managing GP contributed all of its interest in WAP LP, WTH LP and WPH LP in exchange for: (a) a 1.0% managing general partner interest in the MLP and
(b) a 1.0101% managing general partner interest in the OLP. WNGL contributed to the MLP all of its limited partner interest in OLP in exchange for 322,501 Common

Units and 1,090,501 Subordinated Units and WES contributed all of its limited partner interest in OLP to the MLP in exchange for 1,357,193 Common Units and 4,589,193 Subordinated Units.

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

     Subsequent to the IPO, the underwriters exercised their over-allotment option and purchased 600,000 Common Units, also at a price of $21.50 per unit. The net proceeds of $12.1 million, after underwriter commissions of $0.8 million, from this over-allotment option were used to redeem 600,000 of the Common Units held by WES to reimburse it for capital expenditures related to the Partnership's assets. Upon completion of this transaction, Williams owned 60% of the equity units of the Partnership. The MLP maintained the historical costs of the net assets received under the Contribution Agreement.

     3. ACQUISITIONS

     On June 30, 2001, the Partnership purchased two petroleum product terminals located in Little Rock, Arkansas from TransMontaigne Inc. at a cost of $29.1 million. Funds for the acquisition were disbursed on the first business day following the execution of the transaction.

     4. SEGMENT DISCLOSURES

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

                                                               (IN THOUSANDS)
                                              THREE MONTHS ENDED               THREE MONTHS ENDED
                                                JUNE 30, 2001                    JUNE 30, 2000
                                       ------------------------------   ------------------------------
                                       PETROLEUM                        PETROLEUM
                                        PRODUCT     AMMONIA              PRODUCT     AMMONIA
                                       TERMINALS   PIPELINE    TOTAL    TERMINALS   PIPELINE    TOTAL
                                       ---------   --------   -------   ---------   --------   -------
Revenues:
   Third party customers ...........   $  13,742   $  4,176   $17,918      11,562      2,327    13,889
   Affiliate customers .............       3,728         --     3,728       4,875         --     4,875
                                       ---------   --------   -------   ---------   --------   -------
      Total revenues ...............      17,470      4,176    21,646      16,437      2,327    18,764
Operating expenses .................       7,464      1,002     8,466       7,875        887     8,762
Depreciation .......................       2,415        162     2,577       2,129        161     2,290
Affiliate general and administrative
   expenses ........................       1,572        276     1,848       2,976        515     3,491
                                       ---------   --------   -------   ---------   --------   -------
Segment profit .....................   $   6,019   $  2,736   $ 8,755   $   3,457   $    764   $ 4,221
                                       =========   ========   =======   =========   ========   =======

                                                                     (IN THOUSANDS)
                                                   SIX MONTHS ENDED                 SIX MONTHS ENDED
                                                     JUNE 30, 2001                    JUNE 30, 2000
                                           -------------------------------   -------------------------------
                                           PETROLEUM                         PETROLEUM
                                            PRODUCT     AMMONIA               PRODUCT     AMMONIA
                                           TERMINALS   PIPELINE    TOTAL     TERMINALS   PIPELINE     TOTAL
                                           ---------   --------   --------   ---------   --------   --------
Revenues:
   Third party customers ...............   $  27,287   $  6,864   $ 34,151   $  21,245   $  5,957   $ 27,202
   Affiliate customers .................       7,781         --      7,781       9,418         --      9,418
                                           ---------   --------   --------   ---------   --------   --------
      Total revenues ...................      35,068      6,864     41,932      30,663      5,957     36,620
Operating expenses .....................      14,641      1,945     16,586      13,724      1,812     15,536
Depreciation ...........................       5,359        324      5,683       4,081        322      4,403
Affiliate general and administrative
   expenses ............................       3,588        543      4,131       4,888        978      5,866
                                           ---------   --------   --------   ---------   --------   --------
Segment profit .........................   $  11,480   $  4,052   $ 15,532   $   7,970   $  2,845   $ 10,815
                                           =========   ========   ========   =========   ========   ========

Total assets ...........................   $ 361,322   $ 26,096   $387,418   $ 271,600   $ 21,729   $293,329
                                           =========   ========   ========   =========   ========   ========


    The following tables reflect the reconciliation of operating profit as reported in the Consolidated Statements of Income to segment profit per the tables on pages 6 and 7 (in thousands):

                                                     THREE MONTHS ENDED   SIX MONTHS ENDED
                                                        JUNE 30, 2001       JUNE 30, 2001
                                                     ------------------   ----------------
Segment profit ...................................   $            8,755   $         15,532
Amortization of debt placement fees ..............                   80                 80
Other expense ....................................                    3                  3
                                                     ------------------   ----------------
Operating profit per consolidated statements of
    income .......................................   $            8,672   $         15,449
                                                     ==================   ================

     5. RELATED PARTY TRANSACTIONS

     Beginning with the closing date of the IPO, the general partner, through provisions included in the Omnibus Agreement, has limited the amount of general and administrative costs charged to the Partnership. The additional general and administrative costs incurred by the general partner, but not charged to the Partnership, totaled $2.4 million and $3.2 million for the three months ended June 30, 2001 and the period from February 10, 2001 through June 30, 2001, respectively.

     6. LONG-TERM DEBT

     Long-term debt at June 30, 2001, was $119.5 million and the current portion of long-term debt was $0.1 million. At June 30, 2001, the Partnership had a $150.0 million bank credit facility. The credit facility was comprised of a $90.0 million term loan facility and a $60.0 million revolving credit facility, which includes a $40.0 million acquisition sub-facility and a $20.0 million working capital sub-facility. On February 9, 2001, the OLP borrowed $90.0 million under the term loan facility and $0.1 million under the acquisition sub-facility. The credit facility's term extends through February 5, 2004. Borrowings under the credit facility carry an interest rate equal to the London Interbank Offered Rate ("LIBOR") plus a spread from 1.0% to 1.5%, depending on the OLP's leverage ratio. Interest is also assessed on the unused portion of the credit facility at a spread from 0.2% to 0.4%, depending on the OLP's leverage ratio. The OLP's leverage ratio is defined as the ratio of consolidated total debt to consolidated earnings before interest, income taxes, depreciation and amortization for the period of the four fiscal quarters ending on such date. Closing fees associated with the initiation of the credit facility were $0.9 million.

     In June 2001, the OLP borrowed an additional $29.5 million under the acquisition sub-facility to fund the TransMontaigne terminals acquisition. Average interest rates at June 30, 2001, were 5.84% for the term loan facility and 4.95% for the acquisition sub-facility.

     Effective July 31, 2001, the bank credit facility was modified such that the working capital sub-facility was reduced by $8.0 million and the acquisition sub-facility was increased by $33.0 million. The Partnership's bank credit facility is now $175.0 million, which is comprised of a $90.0 million term loan facility and a $85.0 million revolving credit facility. The $85.0 million revolving credit facility includes a $73.0 million acquisition sub-facility and a $12.0 million working capital sub-facility. After the acquisition of the terminals from TransMontaigne, the unused portion of the acquisition sub-facility is $43.5 million.

     7. RESTRICTED STOCK

     The General Partner has a restricted stock plan that provides for awards of common units to certain key employees, subject to forfeiture if employment terminates prior to the vesting dates. Certain awards are subject to forfeiture if the Partnership does not achieve specified performance conditions. In April 2001, awards of 151,700 restricted units were granted to employees of the General Partner and its affiliates, of which 87,500 units were a one-time grant associated with the IPO and 64,200 units were associated with the long-term incentive compensation plan. The one-time IPO restricted units will vest over a 34-month period ending on February 10, 2004. The restricted units granted as part of the long-term incentive compensation plan will also vest over a 34-month period; however, the vesting is conditional subject to the Partnership achieving certain performance measures. The one-time IPO restricted units are subject to early vesting conditional to the Partnership achieving certain performance measures. The fair market value of the restricted units associated with the one-time IPO grant was approximately $2.7 million on the grant date, and the fair value of the restricted units associated with the long-term incentive compensation grant was approximately $1.9 million as of June 30, 2001. Management intends to make the actual distribution of these restricted units through units acquired in the open market. For the three and six months ended June 30, 2001, the Partnership recognized $0.3 million of compensation expense associated with these restricted units.

     The Partnership's Omnibus Agreement stipulates that the general and administrative expenses charged to the Partnership by the General Partner are limited to $6.0 million annually for the initial asset base. However, incentive compensation costs are not subject to the $6.0 million general and administrative expense restriction, and the General Partner has charged the Partnership with these incentive costs above the expense limitation.

     8. COMMITMENTS AND CONTINGENCIES

     In conjunction with the 1999 acquisition of the Gulf Coast marine terminals from Amerada Hess Corporation ("Hess"), Hess has disclosed to the Partnership all suits, actions, claims, arbitrations, administrative, governmental investigation or other legal proceedings pending or threatened, against or related to the assets acquired by the Partnership, which arise under environmental law. Hess agreed to indemnify the Partnership against all environmental claims and losses arising from any matters related to the pre-acquisition period through July 30, 2014. In the event that any pre-acquisition releases of hazardous substances are identified by the Partnership prior to July 20, 2004, the Partnership will be liable for the first $2.5 million of environmental liabilities, Hess will be liable for the next $12.5 million of losses, and the Partnership will assume responsibility for any losses in excess of $15.0 million. Hess has indemnified the Partnership against any pre-acquisition fines and claims that may be imposed or asserted against the Partnership under environmental laws. At both June 30, 2001 and December 31, 2000, the Partnership had accrued $0.6 million for costs that may not be recoverable under Hess' indemnification.

     Williams Energy Services has agreed to indemnify the Partnership against any covered environmental losses, up to $15 million, relating to assets it contributed to the Partnership that arose prior to February 9, 2001, that become known within three years after February 9, 2001, and that exceed all amounts recovered or recoverable by the Partnership under contractual indemnities from third parties or under any applicable insurance policies. Covered environmental losses are those non-contingent environmental losses, costs, damages and expenses suffered or incurred by the Partnership arising from correction of violations of, or performance of remediation required by, environmental laws in effect at February 9, 2001, due to events and conditions associated with the operation of the assets and occurring before February 9, 2001.

     Estimated liabilities for environmental costs, primarily associated with the petroleum product terminal operations, were $2.0 million and $1.9 million at June 30, 2001 and December 31, 2000, respectively. Management estimates that these expenditures for environmental remediation liabilities will be paid over the next five years. Receivables associated with environmental liabilities of $2.0 million and $0.3 million at June 30, 2001 and December 31, 2000, respectively, have been recognized as recoverable from affiliates and third parties. These estimates, provided on an undiscounted basis, were determined based primarily on data provided by a third-party environmental evaluation service. These liabilities have been classified as current or noncurrent based on management's estimates regarding the timing of actual payments.

     WNGL will indemnify the Partnership for right of way defects or failures in our ammonia pipeline for 15 years after the closing date. WES has also indemnified the Partnership for right of way defects or failures associated with the marine terminal facilities at Galena Park, Corpus Christi and Marrero for 15 years after the closing date.

     The Partnership is party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all claims, legal actions and complaints after consideration of amounts accrued, insurance coverage or other indemnification arrangements will not have a material adverse effect upon the Partnership's future financial position, results of operations or cash flows.

     9. DISTRIBUTIONS

     On April 19, 2001, the Partnership declared a cash distribution of $0.292 per unit on its outstanding Common and Subordinated Units. The distribution represents the minimum quarterly distribution for the 50-day period following the IPO closing date. The IPO closing was at the end of the day on February 9, 2001 and the 50-day distribution period was from February 10, 2001 through March 31, 2001. The $3.4 million distribution was paid on May 15, 2001 to unitholders of record at the close of business on May 1, 2001.

     On July 24, 2001, the Partnership declared a cash distribution of $0.5625 per unit on its outstanding Common and Subordinated Units. The distribution exceeds the minimum quarterly distribution by $0.0375 per unit. The $6.5 million distribution will be paid on August 14, 2001 to unitholders of record at the close of business on August 2, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Williams Energy Partners L.P. is a Delaware limited partnership formed by The Williams Companies, Inc. to own, operate and acquire a diversified portfolio of complementary energy assets. We are principally engaged in the storage, transportation and distribution of refined petroleum products and ammonia. Our current asset portfolio consists of:

     -    four marine terminal facilities;

     -    26 inland terminals (some of which are partially owned); and

     -    an ammonia pipeline and terminals system.

     Other than the two inland terminals acquired in June 2001, these assets were owned by several wholly-owned subsidiaries of The Williams Companies, Inc. Upon the closing of our initial public offering on February 9, 2001, these assets were transferred to Williams Energy Partners L.P., including the related liabilities. The following discussion has been prepared as if the assets were operated as a stand-alone business throughout the periods presented.

RECENT DEVELOPMENTS

     On July 24, the Partnership declared an increase in the quarterly cash distribution from $0.525 to $0.5625 per Common and Subordinated unit, a 7.1% increase. The distribution increase is for the period of April 1 through June 30, 2001. The distribution will be paid on August 14 to unitholders of record at the close of business on August 2.

     On June 30, 2001, the Partnership completed an acquisition of two inland petroleum product terminals in Little Rock, Ark., from TransMontaigne Inc. for $29.1 million. This acquisition is expected to add $0.05 to $0.08 per unit accretion to our distributable cash on an annualized basis.

     On April 24, the Partnership announced that it had signed a letter of intent with Southwest Airlines to provide jet fuel delivery services into Dallas Love Field. This announcement coincided with the acquisition of a 6-mile pipeline that enables a connection of the Partnership's existing Dallas terminal to Love Field. The Partnership is in the process of building additional jet fuel storage at the Dallas terminal to support this business. The total capital outlay for this project is estimated to be $5.4 million and is expected to add approximately $0.05 per unit accretion to our distributable cash on an annualized basis. The project is on schedule to be completed by late November 2001.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

                                                                                     THREE MONTHS ENDED
                                                                                           JUNE 30,
                                                                                     -------------------
                                                                                       2001       2000
                                                                                     --------   --------
                                                                                          (MILLIONS)
FINANCIAL HIGHLIGHTS
Revenues:
     Petroleum product terminals .................................................   $   17.4   $   16.5
     Ammonia pipeline and terminals system .......................................        4.2        2.3
                                                                                     --------   --------
          Total revenues .........................................................       21.6       18.8

Operating expenses:
     Petroleum product terminals .................................................        7.5        7.9
     Ammonia pipeline and terminals system .......................................        1.0         .9
                                                                                     --------   --------
          Total operating expenses ...............................................        8.5        8.8
                                                                                     --------   --------
          Total operating margin .................................................   $   13.1   $   10.0
                                                                                     ========   ========
OPERATING STATISTICS
Petroleum product terminals:
     Marine terminal facilities:
          Average storage capacity utilized per month (barrels in millions)(a) ...       15.8       12.8
          Throughput (barrels in millions)(b) ....................................        2.3        N/A
     Inland terminals:
          Throughput (barrels in millions) .......................................       13.5       14.9
Ammonia pipeline and terminals system:
     Volume shipped (tons in thousands) ..........................................        180        141

----------

(a) For the three months ended June 30, 2000, represents the average storage capacity utilized per month for the Gulf Coast marine terminals. For the three months ended June 30, 2001, represents the average storage capacity utilized for the Gulf Coast facilities (12.8) and the New Haven, Connecticut facility (3.0).

(b) Represents activity at the New Haven, Connecticut facility, which was acquired in September, 2000.

     Combined revenues for the three months ended June 30, 2001 were $21.6 million compared to $18.8 million for the three months ended June 30, 2000, an increase of $2.8 million, or 15%. This increase was a result of:

     o an increase in petroleum product terminals revenues of $0.9 million, or 5%, due to the following:

     -- an increase in the marine terminal facilities revenues of $1.4 million, from $12.4 million to $13.8 million. This increase is partially a result of the acquisition of the New Haven facility in September 2000, which added revenues of $2.3 million. These increases were partially offset by the recording in 2000 of a receivable related to revenue guarantees associated with the acquisition of the Gulf Coast marine terminals and a reduction in 2001 pipeline revenues at Galena Park as a result of reduced third party shipments. Reflected in the revenue comparison is a $0.8 million decrease, from $2.7 million in 2000 to $1.9 million in 2001, in revenues from Williams Energy Marketing and Trading, an affiliate of our general partner, which utilizes our facilities in connection with its trading business; and

     -- a decrease in inland terminal revenues of $0.5 million, from $4.1 million to $3.6 million, as throughput volumes declined by 1.4 million barrels. Throughput volume decreased primarily because of the December, 2000 expiration of a customer's contractual commitment to utilize a specific amount of throughput capacity. This contract was executed in January 1999 in connection with the acquisition of 12 inland terminals. This volume reduction was partially offset by a volume increase at the St. Charles, Missouri terminal resulting from connecting this terminal to the Explorer Pipeline in late 2000. Terminalling throughput rates slightly improved from 2000 to 2001 but were offset by lower ancillary revenues. Included in the comparison is a $0.4 million decrease from $2.2 million in 2000 to $1.8 million in 2001 from Williams Energy Marketing and Trading;

     o an increase in ammonia pipeline and terminals system revenues of $1.9 million, or 83%, primarily due to a 39,000 ton, or 28%, increase in ammonia shipped through our pipeline and a throughput deficiency billing in the current quarter resulting from a shipper not meeting their minimum annual throughput commitment. In addition, tariffs increased by $0.61 per ton, from a weighted-average tariff of $15.40 per ton for 2000 compared to a tariff of $16.01 per ton for 2001. The increase in the weighted-average tariff resulted from the 2000 mid-year indexing adjustment allowed under the transportation agreements as well as the expiration of a discount received by one of our customers.

     Operating expenses for the three months ended June 30, 2001 were $8.5 million compared to $8.8 million for the three months ended June 30, 2000, a decrease of $0.3 million, or 3%. This decrease was a result of:

     o a decrease in petroleum product terminals expenses of $0.4 million, or 5%, due to:

     -- marine terminal facilities expenses that were unchanged, despite the addition of the New Haven, Connecticut facility in September 2000, which added $1.0 million to expense. This increase was offset by a net decrease in Gulf Coast facilities costs as significantly lower environmental accruals more than offset increases in outside services and utility costs; and

     -- a decrease in inland terminal expenses of $0.4 million, from $2.1 million to $1.7 million, primarily as a result of declines in environmental accruals;

     o an increase in ammonia pipeline and terminals system expenses of $0.1 million.

     Depreciation expense for the three months ended June 30, 2001 was $2.7 million compared to $2.3 million for the three months ended June 30, 2000, an increase of $0.4 million, or 17%. This increase was primarily due to the acquisition of the New Haven, Connecticut facility in September 2000.

     General and administrative expenses for the three months ended June 30, 2001 were $1.8 million compared to $3.5 million for the three months ended June 30, 2000, a decrease of $1.7 million, or 49%. This decrease is a result of the general and administrative expense limit of $1.5 million per quarter established in the Omnibus Agreement at the time of the Initial Public Offering ("IPO"). General and administrative expense exceeds the limit due to $0.3 million of management incentive compensation related to the Partnership's performance, which was recorded in the second quarter of 2001. Incentive compensation costs are specifically excluded from the $1.5 million expense limitation. The limit on general and administrative expense that can be charged by General Partner to the Partnership will also be adjusted in the future to reflect completed acquisitions.

     Interest expense for the three months ended June 30, 2001 was $1.3 million compared to interest expense of $3.1 million for the three months ended June 30, 2000. The decline in interest expense was primarily related to the partial pay down and cancellation of an affiliate note in connection with the closing of the IPO of Williams Energy Partners on February 9, 2001. Concurrent with the closing of the offering, the Partnership borrowed $90.1 million under its term loan facility and revolving credit facility. At the end of the second quarter 2001, the entire $90.1 million was still outstanding.

     We do not pay income taxes because we are a partnership. We based our income tax provision for the pre-IPO earnings upon the effective income tax rate for The Williams Companies, Inc. for those periods of 38.0%. The effective income tax rate exceeds the U.S. federal statutory income tax rate primarily due to state income taxes.

     Net income for the three months ended June 30, 2001, was $7.4 million compared to $0.7 million for the three months ended June 30, 2000, an increase of $6.7 million, or 957%. The operating margin increased by $3.2 million during the period, largely as a result of the New Haven, Connecticut facility acquisition in September 2000, the ammonia revenue deficiency bill and increased tariffs on the ammonia system. In addition, depreciation and general and administrative expenses decreased by $1.3 million while interest expense decreased $1.8 million. Income taxes declined by $0.4 million as a result of the Partnership not paying taxes after the IPO date of February 9, 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                    -------------------------
                                                                                         2001       2000
                                                                                     --------   --------
                                                                                         (MILLIONS)
FINANCIAL HIGHLIGHTS
Revenues:
     Petroleum product terminals .................................................   $   35.0   $   30.7
     Ammonia pipeline and terminals system .......................................        6.9        5.9
                                                                                     --------   --------
          Total revenues .........................................................       41.9       36.6

Operating expenses:
     Petroleum product terminals .................................................       14.7       13.7
     Ammonia pipeline and terminals system .......................................        1.9        1.8
                                                                                     --------   --------
          Total operating expenses ...............................................       16.6       15.5
                                                                                     --------   --------
          Total operating margin .................................................   $   25.3   $   21.1
                                                                                     ========   ========

OPERATING STATISTICS
Petroleum product terminals:
     Marine terminal facilities:
          Average storage capacity utilized per month (barrels in millions)(a) ...       15.5       12.3
          Throughput (barrels in millions)(b) ....................................        5.6        N/A
     Inland terminals:
          Throughput (barrels in millions) .......................................       25.2       27.5
Ammonia pipeline and terminals system:
     Volume shipped (tons in thousands) ..........................................        340        374

----------

(a) For the six months ended June 30, 2000, represents the average storage capacity utilized per month for the Gulf Coast marine terminals. For the six months ended June 30, 2001, represents the average storage capacity utilized for the Gulf Coast facilities (12.5) and the New Haven, Connecticut facility (3.0).

(b) Represents activity at the New Haven, Connecticut facility, which was acquired in September 2000.


     Our combined revenues for the six months ended June 30, 2001 were $41.9 million compared to $36.6 million for the six months ended June 30, 2000, an increase of $5.3 million, or 14%. This increase was a result of:

     o an increase in petroleum product terminals revenues of $4.3 million, or 14%, due to the following:

     -- an increase in the marine terminal facilities revenues of $5.9 million, from $22.1 million to $28.0 million. The majority of this increase resulted from the acquisition of the New Haven facility in September 2000, which added $4.6 million in revenue. The remaining increase is a result of a 0.2 million barrel per month increase in utilization of the Gulf Coast facilities, a storage rate increase at the Gulf Coast facilities of approximately $0.03 per barrel facilitated by an improved marketing environment and a reduction in Galena Park pipeline revenue of $1.2 million. Included in the revenue variance is a $0.7 million decrease in revenues, from $4.8 million in 2000 to $4.1 million in 2001, from Williams Energy Marketing and Trading, an affiliate of our general partner, which utilizes our facilities in connection with its trading business; and

     -- a decrease in inland terminal revenues of $1.6 million, from $8.6 million to $7.0 million, as throughput volumes declined by 2.3 million barrels and ancillary revenues declined. Throughput volume decreased primarily because of the December, 2000 expiration of a customer's contractual commitment to utilize a specific amount of throughput capacity. This contract was executed in January 1999 in connection with the acquisition of 12 inland terminals. The volume reduction was partially offset by a volume increase at the St. Charles, Missouri terminal resulting from connecting this terminal to the Explorer Pipeline in late 2000. Ancillary revenues declined as a result of selling line-fill and higher revenues resulting from volume metering differences in the first and second quarter of 2000. Terminalling throughput rates increased slightly from 2000 to 2001. Included in the inland terminal revenue variance is a $0.9 million decrease in revenues from $4.6 million in 2000 to $3.7 million in 2001 from Williams Energy Marketing and Trading;

     o an increase in ammonia pipeline and terminals system revenues of $1.0 million, or 17%, primarily due to a throughput deficiency billing in the current quarter resulting from a shipper not meeting their minimum annual throughput commitment. Revenue declines from a reduction in throughput of 34,000 tons were offset by tariff increases. The throughput decline was due to lower product demand resulting from a wet spring planting season as well as the continuing impact of higher prices for natural gas, the primary component for the production of ammonia. Due to higher natural gas prices, our customers elected to produce and transport lower quantities of ammonia and to draw more ammonia from their existing inventories to meet demand. A higher weighted-average tariff of $16.09 per ton for 2001 compared to a tariff of $15.07 per ton for 2000 was the result of a 2000 mid-year indexing adjustment allowed under the transportation agreements as well as the expiration of a discount received by one of our customers.

     Operating expenses for the six months ended June 30, 2001 were $16.6 million compared to $15.5 million for the six months ended June 30, 2000, an increase of $1.1 million, or 7%. This increase was a result of:

     o an increase in petroleum product terminals expenses of $1.0 million, or 7%, due to:

     -- an increase in marine terminal facilities expenses of $1.2 million, from $9.7 million to $10.9 million, primarily due to the acquisition and assimilation of the New Haven, Connecticut facility. Higher utility and outside services costs were offset by lower environmental accruals; and

     -- a decrease in inland terminal expenses of $0.2 million, from $4.0 million to $3.8 million, primarily resulting from lower environmental accruals, offset by an increase in non-income related taxes;

     o an increase in ammonia pipeline and terminals system expenses of $0.1 million.


     Depreciation and amortization expense for the six months ended June 30, 2001 was $5.8 million compared to $4.4 million for the six months ended June 30, 2000, an increase of $1.4 million, or 32%. This increase resulted from the acquisition of the New Haven, Connecticut facility in September 2000 and adjustments resulting from asset reclassifications.

     General and administrative expenses for the six months ended June 30, 2001 were $4.1 million compared to $5.9 million for the six months ended June 30, 2000, a decrease of $1.8 million, or 31%. After the closing of the IPO of Williams Energy Partners on February 9, 2001, general and administrative expenses have been limited to $1.5 million per quarter plus the cost of incentive compensation for the management of the general partner. Incentive compensation accruals totaled $0.3 million for the six months ended June 30, 2001.

     Interest expense for the six months ended June 30, 2001, was $4.0 million compared to interest expense of $6.2 million for the six months ended June 30, 2000. The decline in interest expense is primarily related to the partial extinguishment and cancellation of an affiliate note as a result of the closing of the IPO of Williams Energy Partners on February 9, 2001. Concurrent with the closing of the offering, the Partnership borrowed $90.1 million under its term loan facility and revolving credit facility. At the end of the second quarter 2001, the entire $90.1 million of this original term loan was still outstanding.

     We do not pay income taxes because we are a partnership. However, in the six months ended June 30, 2001, a small portion of our earnings were related to periods prior to the IPO and are subject to income taxes. We based our income tax provision for the pre-IPO earnings upon the 38.0% effective income tax rate for The Williams Companies, Inc. for those periods. The effective income tax rate exceeds the U.S. federal statutory income tax rate primarily due to state income taxes. No income taxes are calculated for the partnership income for the period February 10, 2001 to June 30, 2001.

     Net income for the six months ended June 30, 2001 was $11.3 million compared to $2.8 million for the six months ended June 30, 2000, an increase of $8.5 million, or 304%. The operating margin increased by $4.3 million during the period, largely as a result of the New Haven, Connecticut facility acquisition in September 2000 and the ammonia throughput deficiency billing. In addition, depreciation and general and administrative expenses decreased $0.4 million while interest expense decreased $2.3 million. Income taxes declined by $1.5 million as a result of the Partnership not paying taxes after the IPO date of February 9, 2001.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS AND CAPITAL EXPENDITURES

     Net cash provided (used) by operating activities for the six months ended June 30, 2001, was $15.8 million compared to $(3.2) million for the six months ended June 30, 2000. The $19.0 million increase in cash from 2000 to 2001 was primarily a result of the growth of net income and a significant reduction in our affiliate accounts receivable. Net income improved as a result of the addition of the New Haven, Connecticut marine terminal, income related to minimum throughput commitments on the ammonia pipeline system and changes resulting from the Partnership's initial public offering in February 2001, including the retirement of debt which lowered interest costs, a reduction in general and administrative costs and the lack of income taxes due to the partnership structure. The reduction in our affiliate receivable was the result of better internal cash management policies, which were developed in preparation for the public offering of this Partnership.

     Net cash used by investing activities for the six months ended June 30, 2001 and 2000, was $4.6 million and $2.6 million, respectively. The $2.0 million increase was partially the result of the Dallas jet fuel pipeline acquisition and the coinciding construction of jet fuel tanks at the Dallas terminal. The $0.3 million cash outlay in 2000 was for the purchase of a 50% interest in the Southlake, Texas terminal from Citgo Petroleum Corporation.

     Net cash provided by financing activities for the six months ended June 30, 2001 and 2000, was $26.7 million and $5.7 million, respectively. The cash inflow in the first half of 2001 is primarily comprised of $29.5 million associated with additional borrowings for the acquisition of the TransMontaigne terminals. The cash provided for the first six months of 2000 represented net proceeds on an affiliate note payable.

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

     According to the Omnibus Agreement between Williams Energy Partners L.P. and The Williams Companies, Inc., Williams will reimburse the Partnership for maintenance and carryforward capital in excess of $4.9 million per year on the base business in 2001 and 2002. The total amount the Partnership expects to spend on maintenance and carryforward capital in 2001 will exceed $4.9 million. As a result, Williams will continue to make capital contributions to the Partnership over the remainder of this fiscal year. In addition to maintenance capital, we are also planning to incur expansion and upgrade capital expenditures at our existing facilities, including a vapor combustion unit, dock automation, pipeline connections, a rail loading expansion and tankage construction at our Dallas, Texas terminal. The total amount we plan to spend for expansion is approximately $10.9 million in 2001, not including capital needs associated with unidentified acquisition opportunities and the $29.1 million for the Little Rock, Ark. terminals. We expect to fund our capital expenditures, including any acquisitions, from cash provided by operations and, to the extent necessary, from the proceeds of:

     - borrowings under the revolving credit facility discussed below and other borrowings; and

     - issuance of additional common units.

LIQUIDITY

     Subsequent to the closing of the offering of Williams Energy Partners L.P., our Partnership relies on cash generated from internal operations as its primary source of funding. Additional funding requirements are being served by a $150.0 million credit facility, which matures on February 5, 2004. This credit facility is comprised of a $90.0 million term loan and a $60.0 million revolving credit facility. In July 2001, the Partnership increased its revolving credit facility by $25.0 million. In addition, the Partnership restructured the revolver by reducing the working capital subfacility from $20.0 million to $12.0 million and shifting that commitment to the acquisition sub-facility. The new credit facility totals $175.0 million with $90.0 million as a term loan and $85.0 million as a revolver facility. The revolver is comprised of a $73.0 million acquisition sub-facility and a $12.0 million working capital sub-facility.

     Immediately after the closing of the offering, our Partnership borrowed all of the $90.0 million term loan and $0.1 million under the revolving credit facility and paid debt issuance costs of $0.9 million. The borrowings along with the $80.4 million in net proceeds of the offering were used to repay a portion of the affiliate note payable owed to The Williams Companies, Inc. and to pay $3.1 million of expenses associated with the offering and the related transactions. Net proceeds from the sale of the underwriters' over-allotment option in February 2001, after underwriter commissions of $0.8 million, were $12.1 million. These proceeds were used to redeem 600,000 common units from Williams Energy Services, LLC, an affiliate entity, to reimburse it for capital expenditures related to the Partnership. As of June 30, 2001, $30.4 million was available under the revolving credit facility after borrowing $29.5 million to fund the Little Rock, Ark. terminal acquisition and related expenses. On July 9, 2001 the Partnership repaid $0.1 million borrowed under the revolving credit facility, leaving $30.5 million available. Effective July 31, 2001, the overall credit facility was increased to $175.0 million and the remaining revolver capacity is $55.5 million, with $12.0 million for working capital and $43.5 million for acquisitions.

     The credit facility contains various operational and financial covenants. Management believes that our Partnership is in compliance with all of these covenants.


NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting, ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The Statement requires that goodwill no longer be amortized to earnings but instead be reviewed for impairment. The amortization of goodwill ceases upon the adoption of this standard. The Partnership plans to adopt this Statement on January 1, 2002, and management believes it will not have a material impact on our results of operations and financial position.

     The FASB issued SFAS No. 141, "Business Combinations". The Statement requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method. Management believes that the application of this Statement will not have a material impact on our results of operations and financial position.

     The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides guidance for determining whether a transfer of financial assets should be accounted for as a sale or a secured borrowing, and whether a liability has been extinguished. The Statement is effective for recognition and reclassification of collateral and for disclosures ending after December 15, 2000. The Statement became effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The initial application of SFAS No. 140 had no impact to our results of operations and financial position.

     In June 1998, the FASB issued, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This was followed in June 2000 by the issuance of SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. SFAS No. 133 and No. 138 establish accounting and reporting standards for derivative financial instruments. The standards require that all derivative financial instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives will be recorded each period in earnings if the derivative is not a hedge. If a derivative qualifies for hedge accounting, changes in the fair value of the derivative will either be recognized in earnings as an offset against the change in fair value of hedged assets, liability or firm commitments also recognized in earnings, or the changes in fair value will be deferred on the balance sheet until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. We adopted these standards in our financial statements effective January 1, 2001. The Partnership does not engage in hedging activities, accordingly, there was no impact to our financial condition, results of operations or cash flows from adopting these standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Williams Energy Partners currently does not engage in interest rate, foreign currency exchange rate or commodity price-hedging transactions.

     Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk. Debt we incur under our credit facility bears variable interest based on LIBOR. If the LIBOR changed by 0.125%, our annual debt coverage obligations associated with the $119.5 million of outstanding borrowings under the term loan and revolving credit facility would change by approximately $0.1 million. Unless interest rates change significantly in the future, our exposure to interest rate market risk is minimal.

FORWARD-LOOKING STATEMENTS

     Certain matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements - statements that discuss our expected future results based on current and pending business operations. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements can be identified by words such as "anticipates", "believes", "expects", "estimates", "forecasts", "projects" and other similar expressions. Although we believe our forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document.

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

          o    The ability to control costs.


                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     No material litigation has been filed against the Partnership during the three months ended June 30, 2001, and there have been no material changes in legal proceedings previously disclosed.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended June 30, 2001, the Partnership did not issue any equity securities.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

               Exhibit 10.1 Form of First Amendment to Credit Agreement and Limited Waiver dated as of July 31, 2001, to Credit Agreement dated February 6, 2001, among Williams OLP, L.P., as Borrower, certain Guarantors and Bank of America, N.A., as Agent.

               Exhibit 10.2 Form of Second Amendment to Credit Agreement dated as of July 31, 2001, to Credit Agreement dated February 6, 2001, as amended, among Williams OLP, L.P., as Borrower, certain Guarantors and Bank of America, N.A., as Agent.


     (b) Reports on Form 8-K:

               The Partnership's unaudited earnings for the three months ending March 31, 2001 and 2000, were issued on Form 8-K on April 24, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 10, 2001.



                                       WILLIAMS ENERGY PARTNERS L.P.


                                       By: Williams GP LLC
                                           its managing general partner




                                       /s/ Don R. Wellendorf
                                       ---------------------
                                       Don R. Wellendorf
                                       Senior Vice President, Chief Financial
                                       Officer and Treasurer (Principal
                                       Accounting and Financial Officer)

                                INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                     DESCRIPTION
        -------                    -----------
         10.1     Form of First Amendment to Credit Agreement and Limited Waiver
                  dated as of July 31, 2001, to Credit Agreement dated February
                  6, 2001, among Williams OLP, L.P., as Borrower, certain
                  Guarantors and Bank of America, N.A., as Agent.

         10.2     Form of Second Amendment to Credit Agreement dated as of July
                  31, 2001, to Credit Agreement dated February 6, 2001, as amended, among Williams OLP, L.P., as Borrower, certain
                  Guarantors and Bank of America, N.A., as Agent.