Form 10-Q
period 2001-09-30
WILLIAMS ENERGY PARTNERS L P
filed 2001-11-13
CIK 1126975

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM           TO
                                             ---------    ---------

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

        As of November 7, 2001, 5,679,694 common units were outstanding.

                                                  TABLE OF CONTENTS

                                                       PART I

                                                FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS                                                                                   Page
                                                                                                                ----

         WILLIAMS ENERGY PARTNERS L.P.

         Consolidated Statements of Income for the three and nine months ended
         September 30, 2001 and 2000 .............................................................                2

         Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000 ..............                3

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2001 and 2000 .............................................................                4

         Notes to Consolidated Financial Statements ..............................................                5

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...                9

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..............................               17

         FORWARD-LOOKING STATEMENTS ..............................................................               17

                                                       PART II

                                                  OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS .......................................................................               18

 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ...............................................               18

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES .........................................................               18

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .....................................               18

 ITEM 5. OTHER INFORMATION .......................................................................               18

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ........................................................               18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          WILLIAMS ENERGY PARTNERS L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                                               ----------------------      ----------------------
                                                                                 2001          2000          2001          2000
                                                                               --------      --------      --------      --------

Revenues:
     Third party .........................................................     $ 17,514      $ 12,660      $ 51,665      $ 39,862
     Affiliate ...........................................................        4,264         4,328        12,045        13,746
                                                                               --------      --------      --------      --------
          Total revenues .................................................       21,778        16,988        63,710        53,608
Costs and expenses:
     Operating ...........................................................        9,317         8,009        25,906        23,545
     Depreciation and amortization .......................................        2,743         1,573         8,506         5,976
     Affiliate general and administrative ................................        2,413         2,908         6,544         8,774
                                                                               --------      --------      --------      --------
          Total costs and expenses .......................................       14,473        12,490        40,956        38,295
                                                                               --------      --------      --------      --------
Operating profit .........................................................        7,305         4,498        22,754        15,313
Interest expense:
     Affiliate interest expense ..........................................           --        (3,553)       (1,843)       (9,796)
     Other interest expense ..............................................       (1,642)           --        (3,763)           --
                                                                               --------      --------      --------      --------
Income before income taxes ...............................................        5,663           945        17,148         5,517
Provision for income taxes ...............................................           --           358           187         2,093
                                                                               --------      --------      --------      --------
Net income ...............................................................     $  5,663      $    587      $ 16,961      $  3,424
                                                                               ========      ========      ========      ========

Allocation of 2001 net income:
   Portion applicable to the period January 1 through February 9, 2001 ...     $     --                    $    304
   Portion applicable to the period after February 9, 2001 ...............        5,663                      16,657
                                                                               --------                    --------
      Net income .........................................................        5,663                    $ 16,961

General partner's interest in income applicable to the period after
      February 9, 2001 ...................................................     $    113                    $    333
                                                                               --------                    --------

Limited partners' interest in income applicable to the period after
     February 9, 2001 ....................................................     $  5,550                    $ 16,324
                                                                               ========                    ========

Basic and diluted net income per limited partner unit ....................     $   0.49                    $   1.44
                                                                               ========                    ========

Weighted average number of units outstanding for the period after
     February 9, 2001 ....................................................       11,359                      11,359
                                                                               ========                    ========

                             See accompanying notes.

                          WILLIAMS ENERGY PARTNERS L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2001           2000
                                                    -------------   ------------
                                                     (UNAUDITED)

Current assets:
     Cash and cash equivalents ..................     $  6,763       $     --
     Accounts receivable ........................       15,678         10,645
     Affiliate accounts receivable ..............        2,291          1,875
     Prepaid insurance ..........................           --            903
     Other current assets .......................          491            685
                                                      --------       --------
          Total current assets ..................       25,223         14,108
Property, plant and equipment, at cost ..........      369,561        340,975
     Less: accumulated depreciation .............       48,515         40,127
                                                      --------       --------
          Net property, plant and equipment .....      321,046        300,848
Deferred equity offering costs ..................           --          2,539
Goodwill ........................................        8,848             --
Long-term affiliate receivables .................        1,287             --
Long-term receivables ...........................          262            262
Other noncurrent assets .........................        1,631            748
                                                      --------       --------
     Total assets ...............................     $358,297       $318,505
                                                      ========       ========

Current liabilities:
     Accounts payable ...........................     $  2,760       $  3,640
     Affiliate payable ..........................          216             --
     Accrued affiliate payroll and benefits .....          660          1,169
     Accrued taxes other than income ............        2,636          1,919
     Accrued interest payable ...................          269             --
     Environmental liabilities ..................          486             --
     Other liabilities ..........................          811             --
                                                      --------       --------
          Total current liabilities .............        7,838          6,728
Long-term debt ..................................      119,500             --
Long-term affiliate payable .....................          902             --
Other deferred liabilities ......................          284             --
Affiliate note payable ..........................           --        226,188
Deferred income taxes ...........................           --         13,789
Environmental liabilities .......................        1,789          1,944

Commitments and contingencies

Partners' capital ...............................      227,984         69,856
                                                      --------       --------
     Total liabilities and partners' capital ....     $358,297       $318,505
                                                      ========       ========

                             See accompanying notes.

                          WILLIAMS ENERGY PARTNERS L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                   ------------------------
                                                                                     2001           2000
                                                                                   ---------      ---------

Operating Activities:
     Net income ..............................................................     $  16,961      $   3,424
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization .....................................         8,506          5,976
           Deferred compensation expense .....................................         1,199             --
           Deferred income taxes .............................................            --          2,093
           Changes in components of operating assets and liabilities:
              Accounts receivable ............................................        (4,951)        (4,626)
              Affiliate accounts receivable ..................................          (416)        (3,691)
              Accounts payable ...............................................          (880)          (765)
              Affiliate accounts payable .....................................          (983)            --
              Accrued affiliate payroll and benefits .........................          (509)           336
              Accrued interest payable .......................................           269             --
              Accrued taxes other than income ................................           717          1,480
              Prepaid insurance ..............................................           903             --
              Deferred equity offering costs .................................         2,539             --
              Current and noncurrent environmental liabilities ...............           331           (503)
              Other current and noncurrent assets and liabilities ............           881         (2,211)
                                                                                   ---------      ---------
                   Net cash provided by operating activities .................        24,567          1,513

Investing Activities:
      Additions to property, plant & equipment ...............................        (8,767)        (5,341)
      Purchase of businesses .................................................       (29,100)       (31,100)
      Other ..................................................................           (66)            --
                                                                                   ---------      ---------
          Net cash used by investing activities ..............................       (37,933)       (36,441)

Financing Activities:
     Dividends paid ..........................................................        (9,905)            --
     Borrowings under credit facility ........................................       119,500             --
     Capital contributions by affiliate ......................................         2,915             --
     Return of capital contributions to affiliates ...........................        (2,281)            --
     Sales of Common Units to public (less underwriters' commissions) ........        92,460             --
     Debt placement costs ....................................................          (909)            --
     Payment of formation costs associated with initial public offering ......        (3,098)            --
     Redemption of 600,000 Common Units from affiliate .......................       (12,060)            --
     Cash advances from affiliate ............................................         5,226             --
     Repayment of advances from affiliate ....................................        (5,226)            --
     Proceeds on affiliate note payable ......................................            --         39,155
     Payments on affiliate note payable ......................................      (166,493)        (4,227)
                                                                                   ---------      ---------
          Net cash provided by financing activities ..........................        20,129         34,928
                                                                                   ---------      ---------

Change in cash and cash equivalents ..........................................         6,763             --
Cash and cash equivalents at beginning of period .............................            --             --
                                                                                   ---------      ---------
Cash and cash equivalents at end of period ...................................     $   6,763      $      --
                                                                                   =========      =========

Supplemental non-cash investing and financing transactions:
     Contribution by affiliate of predecessor company deferred income
          tax liability ......................................................     $  13,789      $      --
     Contribution of long-term debt to partnership capital ...................        59,695             --
                                                                                   ---------      ---------
          Total ..............................................................     $  73,484      $      --
                                                                                   =========      =========

                             See accompanying notes.

                          WILLIAMS ENERGY PARTNERS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying financial statements of Williams Energy Partners L.P. (the "MLP" or the "Partnership"), which are unaudited, except for the Balance Sheet as of December 31, 2000, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly the Partnership's financial position as of September 30, 2001, and the results of operations for the three and nine month periods ended September 30, 2001 and 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

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

     2. ORGANIZATION

     Williams Energy Partners L.P. is a Delaware limited partnership that was formed in August 2000, to acquire, own and operate: (a) selected petroleum product terminals owned by Williams Energy Ventures, Inc. ("WEV"), and (b) an ammonia pipeline and terminals system, Williams Ammonia Pipeline, Inc., ("WAPI"), owned by Williams Natural Gas Liquids Inc ("WNGL"). Prior to the closing of the Partnership's initial public offering ("IPO") in February 2001, WEV was owned by Williams Energy Services, LLC ("WES"). Both WES and WNGL are wholly-owned subsidiaries of The Williams Companies, Inc. ("Williams"). Williams GP LLC (the "Managing GP" or "General Partner"), a Delaware limited liability company, was also formed in August 2000, to serve as managing general partner for the Partnership.

     On February 9, 2001, the Partnership completed its IPO of 4,000,000 Common Units representing limited partner interests in the Partnership at a price of $21.50 per unit. The proceeds of $86.0 million were used to pay underwriter commissions of $5.6 million and legal, professional fees and costs associated with the IPO of $3.1 million, with the remainder used to reduce affiliate note balances with Williams.

     On October 28, 2000, the MLP and the Managing GP formed a limited operating partnership named Williams OLP, L.P. ("OLP") to serve as limited partner of the operating limited partnerships. Concurrent with the closing of the IPO and pursuant to the Contribution and Conveyance dated February 9, 2001, WEV converted itself into Williams Terminals Holdings, L.P. ("WTH LP"). Williams Pipeline Holdings, LLC, a subsidiary of WTH LP, converted itself into Williams Pipeline Holdings, LP ("WPH LP") and Williams Ammonia Pipeline, Inc. converted itself into Williams Ammonia Pipeline, L.P. ("WAP LP"). All three converted entities are Delaware limited partnerships. WNGL contributed 3.05% of its ownership in WAP LP and WES contributed 2.05% of its ownership in WTH LP to the Managing GP in exchange for 19.2% and 80.8% ownership interest in the Managing GP, respectively. WNGL contributed the remainder of its interest in WAP LP to the OLP and WES contributed the remainder of its interest in WTH LP and all of its interest in WPH LP to the OLP in exchange for ownership interests in the OLP. The Managing GP contributed all of its interest in WAP LP, WTH LP and WPH LP in exchange for: (a) a 1.0% managing general partner interest in the MLP and
(b) a 1.0101% managing general partner interest in the OLP. WNGL contributed to the MLP all of its limited partner interest in OLP in exchange for 322,501 Common Units and 1,090,501 Subordinated Units, and WES contributed all of its limited partner interest in OLP to the MLP in exchange for 1,357,193 Common Units and 4,589,193 Subordinated Units.

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

     3. ACQUISITIONS

     On June 30, 2001, the Partnership purchased the assets of two petroleum product terminals located in Little Rock, Arkansas from TransMontaigne Inc. at a cost of $29.1 million. During the current quarter, the Partnership recorded a purchase price adjustment associated with this acquisition and recognized goodwill of $8.9 million. The Partnership amortized $0.1 million of this goodwill in the current quarter.

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

                                                                (IN THOUSANDS)
                                           THREE MONTHS ENDED                     THREE MONTHS ENDED
                                           SEPTEMBER 30, 2001                     SEPTEMBER 30, 2000
                                     --------------------------------    --------------------------------
                                     PETROLEUM                           PETROLEUM
                                      PRODUCT    AMMONIA                  PRODUCT    AMMONIA
                                     TERMINALS   PIPELINE      TOTAL     TERMINALS   PIPELINE      TOTAL
                                     ---------   --------     -------    ---------   --------     -------

Revenues:
   Third party customers ........     $14,303     $ 3,211     $17,514      10,372       2,288      12,660
   Affiliate customers ..........       4,264          --       4,264       4,328          --       4,328
                                      -------     -------     -------     -------     -------     -------
      Total revenues ............      18,567       3,211      21,778      14,700       2,288      16,988
Operating expenses ..............       8,009       1,308       9,317       6,963       1,046       8,009
Depreciation and amortization ...       2,580         163       2,743       1,412         161       1,573
Affiliate general and
   administrative expenses ......       2,045         368       2,413       2,615         293       2,908
                                      -------     -------     -------     -------     -------     -------
Segment profit ..................     $ 5,933     $ 1,372     $ 7,305     $ 3,710     $   788     $ 4,498
                                      =======     =======     =======     =======     =======     =======

                                                                   (IN THOUSANDS)
                                            NINE MONTHS ENDED                        NINE MONTHS ENDED
                                            SEPTEMBER 30, 2001                       SEPTEMBER 30, 2000
                                     -----------------------------------     ----------------------------------
                                     PETROLEUM                               PETROLEUM
                                      PRODUCT      AMMONIA                    PRODUCT     AMMONIA
                                     TERMINALS     PIPELINE      TOTAL       TERMINALS    PIPELINE      TOTAL
                                     ---------     --------     --------     ---------    --------     --------

Revenues:
   Third party customers ........     $ 41,590     $ 10,075     $ 51,665     $ 31,617     $  8,245     $ 39,862
   Affiliate customers ..........       12,045           --       12,045       13,746           --       13,746
                                      --------     --------     --------     --------     --------     --------
      Total revenues ............       53,635       10,075       63,710       45,363        8,245       53,608
Operating expenses ..............       22,653        3,253       25,906       20,687        2,858       23,545
Depreciation and amortization ...        8,019          487        8,506        5,493          483        5,976
Affiliate general and
 administrative expenses ........        5,633          911        6,544        7,503        1,271        8,774
                                      --------     --------     --------     --------     --------     --------
Segment profit ..................     $ 17,330     $  5,424     $ 22,754     $ 11,680     $  3,633     $ 15,313
                                      ========     ========     ========     ========     ========     ========

Total assets ....................     $330,391     $ 27,906     $358,297     $302,357     $ 21,739     $324,096
                                      ========     ========     ========     ========     ========     ========

     5. RELATED PARTY TRANSACTIONS

     Beginning with the closing date of the IPO, the general partner, through provisions included in the Omnibus Agreement, has limited the amount of general and administrative costs charged to the Partnership. The additional general and administrative costs incurred by the general partner, but not charged to the Partnership, totaled $3.5 million and $6.7 million for the three months ended September 30, 2001 and the period from February 10, 2001 through September 30, 2001, respectively.

     6. LONG-TERM DEBT

     Long-term debt and available borrowing capacity at September 30, 2001, were $119.5 million and $55.5 million, respectively. At September 30, 2001, the Partnership had a $175.0 million bank credit facility. The credit facility was comprised of a $90.0 million term loan facility and a $85.0 million revolving credit facility, which includes a $73.0 million acquisition sub-facility and a $12.0 million working capital sub-facility. On February 9, 2001, the OLP borrowed $90.0 million under the term loan facility and $0.1 million under the acquisition sub-facility. The $0.1 million borrowed under the acquisition sub-facility was repaid in July 2001. In June 2001, the Partnership borrowed $29.5 million under the acquisition facility to fund the purchase of two terminals in Little Rock, Arkansas from TransMontaigne. The credit facility's term extends through February 5, 2004. Borrowings under the credit facility carry an interest rate equal to the London Interbank Offered Rate ("LIBOR") plus a spread from 1.0% to 1.5%, depending on the OLP's leverage ratio. Interest is also assessed on the unused portion of the credit facility at a spread from 0.2% to 0.4%, depending on the OLP's leverage ratio. The OLP's leverage ratio is defined as the ratio of consolidated total debt to consolidated earnings before interest, income taxes, depreciation and amortization for the period of the four fiscal quarters ending on such date. Closing fees associated with the initiation of the credit facility were $0.9 million, which is being amortized over the life of the facility. Average interest rates at September 30, 2001, were 4.74% for the term loan facility and 3.86% for the acquisition sub-facility. Cash paid for interest for the nine months ended September 30, 2001 was $3.7 million.

     7. RESTRICTED UNITS

     The General Partner has a restricted unit plan that provides for awards of common units to certain key employees, subject to forfeiture if employment terminates prior to the vesting dates. Certain awards are subject to forfeiture if the Partnership does not achieve specified performance conditions. In April 2001, awards of up to 215,900 restricted units were granted to employees of the General Partner and its affiliates, of which 87,500 units were a one-time grant associated with the IPO and rights for up to 128,400 units, associated with the long-term incentive compensation plan, were granted. The one-time IPO restricted units will vest over a 34-month period ending on February 10, 2004. Units granted under the one-time IPO award are subject to early vesting conditional to the Partnership achieving certain performance measures. The awards under the annual incentive compensation plan will be determined by the Partnership on February 10, 2004. At that time, the Partnership will assess whether certain performance criteria have been met and determine the number of units that will be awarded. The fair market value of the restricted units associated with the one-time IPO grant was approximately $2.7 million on the grant date, and the fair value of the restricted units associated with the long-term incentive compensation grant was approximately $4.8 million as of September 30, 2001. For the three and nine months ended September 30, 2001, the Partnership recognized $0.8 million and $1.2 million, respectively, of deferred compensation expense associated with these restricted units.

     The Partnership's Omnibus Agreement stipulates that the general and administrative expenses charged to the Partnership by the General Partner are limited to $6.0 million annually for the initial asset base. The Omnibus Agreement does provide that this $6.0 million ceiling will be adjusted for acquisitions completed by the Partnership. The General Partner adjusted the general and administrative expense ceiling to $6.25 million annually following the terminals acquisition from TransMontaigne. Costs associated with the long-term incentive compensation plan are not subject to the $6.25 million general and administrative expense restriction, and the General Partner has charged the Partnership with these incentive costs above the expense limitation.

     8. COMMITMENTS AND CONTINGENCIES

     In conjunction with the 1999 acquisition of the Gulf Coast marine terminals from Amerada Hess Corporation ("Hess"), Hess has disclosed to the Partnership all suits, actions, claims, arbitrations, administrative, governmental investigation or other legal proceedings pending or threatened, against or related to the assets acquired by the Partnership, which arise under environmental law. Hess agreed to indemnify the Partnership against all environmental claims and losses arising from any matters related to the pre-acquisition period through July 30, 2014. In the event that any pre-acquisition releases of hazardous substances are identified by the Partnership prior to July 20, 2004, the Partnership will be liable for the first $2.5 million of environmental liabilities, Hess will be liable for the next $12.5 million of losses, and the Partnership will assume responsibility for any losses in excess of $15.0 million. Hess has indemnified the Partnership against any pre-acquisition fines and claims that may be imposed or asserted against the Partnership under environmental laws. At both September 30, 2001 and December 31, 2000, the Partnership had accrued $0.6 million for costs that may not be recoverable under Hess' indemnification.

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

     Estimated liabilities for environmental costs were $2.3 million and $1.9 million at September 30, 2001 and December 31, 2000, respectively. Management estimates that these expenditures for environmental remediation liabilities will be paid over the next five years. Receivables associated with environmental liabilities of $1.8 million and $0.3 million at September 30, 2001 and December 31, 2000, respectively, have been recognized as recoverable from affiliates and third parties. These estimates, provided on an undiscounted basis, were determined based primarily on data provided by a third-party environmental evaluation service. These liabilities have been classified as current or non-current based on management's estimates regarding the timing of actual payments.

     WNGL will indemnify the Partnership for right of way defects or failures in our ammonia pipeline easements for 15 years after the closing date. WES has also indemnified the Partnership for right of way defects or failures associated with the marine terminal facilities at Galena Park, Corpus Christi and Marrero for 15 years after the closing date.

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

     9. DISTRIBUTIONS

     On May 15, 2001, the Partnership paid a cash distribution of $0.292 per unit on its outstanding Common and Subordinated Units to unitholders of record at the close of business on May 1, 2001. This distribution represented the minimum quarterly distribution for the 50-day period following the IPO closing date, which included February 10, 2001, through March 31, 2001. The total distribution, including distributions paid to the General Partner on its equivalent units, was $3.4 million.

     On August 14, 2001, the Partnership paid a cash distribution of $0.5625 per unit on its outstanding Common and Subordinated Units to unitholders of record at the close of business on August 2, 2001. The total distribution, including distributions paid to the General Partner on its equivalent units, was $6.5 million.

     On October 22, 2001, the Partnership declared a cash distribution of $0.5775 per unit on its outstanding Common and Subordinated Units. The $6.7 million distribution, including distributions on the General Partner's equivalent units, will be paid on November 14, 2001 to unitholders of record at the close of business on November 1, 2001.

     10. SUBSEQUENT EVENTS

     On October 18, 2001, the Partnership entered into an agreement with Geonet Gathering, Inc. to acquire their petroleum terminal assets located in Gibson County, Louisiana for $20.2 million. The transaction is effective October 31, 2001.

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

RECENT DEVELOPMENTS

     On October 22, the Partnership declared an increase in the quarterly cash distribution from $0.5625 to $0.5775 per Common and Subordinated Unit, representing a 2.7% increase and 10.0% increase since our Initial Public Offering in February 2001. The distribution increase is for the period of July 1 through September 30, 2001. The distribution will be paid on November 14 to unitholders of record at the close of business on November 1.

     On October 18, 2001, the Partnership entered into an agreement with Geonet Gathering, Inc. to acquire their petroleum terminal assets located in Gibson County, Louisiana for $20.2 million. The transaction is effective October 31, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000

                                                                                       THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                       ------------------
                                                                                         2001       2000
                                                                                        ------     ------
FINANCIAL HIGHLIGHTS                                                                       (MILLIONS)
Revenues:
     Petroleum product terminals ..................................................     $ 18.6     $ 14.7
     Ammonia pipeline and terminals system ........................................        3.2        2.3
                                                                                        ------     ------
          Total revenues ..........................................................       21.8       17.0

Operating expenses:
     Petroleum product terminals ..................................................        8.0        7.0
     Ammonia pipeline and terminals system ........................................        1.3        1.0
                                                                                        ------     ------
          Total operating expenses ................................................        9.3        8.0
                                                                                        ------     ------
          Total operating margin ..................................................     $ 12.5     $  9.0
                                                                                        ======     ======

OPERATING STATISTICS
Petroleum product terminals:
     Marine terminal facilities:
          Average storage capacity utilized per month (barrels in millions) (a) ...       15.8       11.6
          Throughput (barrels in millions) (b) ....................................        1.8        0.9
     Inland terminals:
          Throughput (barrels in millions) ........................................       16.2       14.3
Ammonia pipeline and terminals system:
     Volume shipped (tons in thousands) ...........................................        171        135

----------

(a) For the three months ended September 30, 2000, represents the average storage capacity utilized per month for the Gulf Coast marine terminal facilities but excludes one month of storage capacity utilized at the New Haven, Connecticut facility purchased in September 2000. For the three months ended September 30, 2001, represents the average storage capacity utilized for the Gulf Coast facilities (12.7) and the New Haven, Connecticut facility (3.1).

(b) Represents activity at the New Haven, Connecticut facility, which was acquired in September, 2000.

     Combined revenues for the three months ended September 30, 2001 were $21.8 million compared to $17.0 million for the three months ended September 30, 2000, an increase of $4.8 million, or 28%. This increase was a result of:

     o an increase in petroleum product terminals revenues of $3.9 million, or 27%, due to the following:

     -- an increase in the marine terminal facilities revenues of $4.0 million, from $9.6 million to $13.6 million. This increase is partially a result of the full impact of the acquisition of the New Haven facility in September 2000. In addition, increased average storage utilized and slightly higher rates at the Gulf Coast facilities resulted in additional revenues. The increase in marine terminal revenues was partially offset by a $0.5 million decrease in revenues from Williams Refining and Marketing, an affiliate of our general partner, which utilizes our facilities in connection with its trading business; and

     -- a decrease in inland terminal revenues of $0.1 million, from $5.1 million to $5.0 million. Revenues declined due to the December 2000 expiration of a customer's contractual commitment to utilize a specific amount of throughput capacity. This contract was executed in January 1999 in connection with the acquisition of 12 inland terminals. This decline was almost fully offset by increased revenues from the acquisition of two Little Rock inland terminals on June 30, 2001 and a $0.4 million increase, from $1.7 million in 2000 to $2.1 million in 2001, from Williams Refining and Marketing;

     o an increase in ammonia pipeline and terminals system revenues of $0.9 million, or 39%, primarily due to a 36,000 ton, or 27%, increase in ammonia shipped through our pipeline. Natural gas is the primary component for the production of ammonia. As the price of natural gas has declined more to historical levels, our customers have elected to produce and ship more ammonia through our pipeline instead of meeting demand with existing inventories. In addition, tariffs increased by $0.40 per ton, from a weighted-average tariff of $15.98 per ton for 2000 compared to a tariff of $16.38 per ton for 2001. The increase in the weighted-average tariff resulted from the 2001 mid-year indexing adjustment allowed under the transportation agreements.

     Operating expenses for the three months ended September 30, 2001 were $9.3 million compared to $8.0 million for the three months ended September 30, 2000, an increase of $1.3 million, or 16%. This increase was a result of:

     o an increase in petroleum product terminals expenses of $1.0 million, or 14%, due to:

     -- marine terminal facilities expenses increased $1.0 million from $4.9 million in third quarter 2000 to $5.9 million in 2001 due entirely to the addition of the New Haven, Connecticut facility in September 2000. Gulf Coast expenses were unchanged as lower environmental accruals offset increases in utility costs; and

     -- inland terminal expenses remained unchanged at $2.1 million for the three months ended September 2001 and 2000 as increased expenses due to the acquisition and assimilation of the Little Rock, Arkansas terminals were offset by declines in maintenance expenses and environmental accruals at our other inland terminals;

     o an increase in ammonia pipeline and terminals system expenses of $0.3 million primarily due to increased accruals for environmental expenses.

     Depreciation and amortization expense for the three months ended September 30, 2001 was $2.7 million compared to $1.6 million for the three months ended September 30, 2000, an increase of $1.1 million, or 69%. This increase was primarily due to the acquisition of the New Haven, Connecticut facility in September 2000 and the Little Rock, Arkansas terminals in June 2001. Amortization of goodwill associated with the Little Rock terminals was $0.1 million in the current quarter.

     General and administrative expenses for the three months ended September 30, 2001 were $2.4 million compared to $2.9 million for the three months ended September 30, 2000, a decrease of $0.5 million, or 17%. This decrease is a result of the general and administrative expense limit of $1.5 million per quarter established in the Omnibus Agreement at the time of the Initial Public Offering ("IPO"). General and administrative expense for the current quarter includes the established limit plus incentive compensation expenses related to the Partnership's performance. Incentive compensation costs are specifically excluded from the $1.5 million expense limitation and were $0.8 million during the three months ended September 30, 2001. The limit on general and administrative expense that can be charged by General Partner to the

Partnership will continue to be adjusted in the future to reflect additional direct general and administrative expenses associated with completed acquisitions.

     Interest expense for the three months ended September 30, 2001 was $1.6 million compared to interest expense of $3.6 million for the three months ended September 30, 2000. The decline in interest expense was primarily related to the partial payment and cancellation of an affiliate note in connection with the closing of the IPO of Williams Energy Partners on February 9, 2001. Concurrent with the closing of the offering, the Partnership borrowed $90.1 million under its term loan facility and revolving credit facility. At the end of the third quarter 2001, $90.0 million was still outstanding as well as $29.5 million associated with the acquisition of the Little Rock, Arkansas terminals.

     We do not pay income taxes because we are a partnership. We based our income tax provision for the pre-IPO earnings upon the effective income tax rate for The Williams Companies, Inc. for those periods of 38.0%. The effective income tax rate exceeds the U.S. federal statutory income tax rate primarily due to state income taxes.

     Net income for the three months ended September 30, 2001, was $5.7 million compared to $0.6 million for the three months ended September 30, 2000, an increase of $5.1 million, or 850%. The operating margin increased by $3.5 million during the period, largely as a result of the acquisitions of the New Haven, Connecticut facility in September 2000 and Little Rock, Arkansas terminals in June 2001, increased utilization of our Gulf Coast facilities and increased volumes and tariffs on the ammonia system. In addition, depreciation and general and administrative expenses increased by $0.7 million and interest expense decreased $1.9 million. Income taxes declined by $0.4 million as a result of the Partnership not paying taxes after the IPO date of February 9, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                   --------------------
                                                    2001           2000
                                                   -----          -----
FINANCIAL HIGHLIGHTS                                    (MILLIONS)
Revenues:
     Petroleum product terminals .............     $53.6          $45.4
     Ammonia pipeline and terminals system ...      10.1            8.2
                                                   -----          -----
          Total revenues .....................      63.7           53.6

Operating expenses:
     Petroleum product terminals .............      22.6           20.7
     Ammonia pipeline and terminals system ...       3.3            2.8
                                                   -----          -----
          Total operating expenses ...........      25.9           23.5
                                                   -----          -----
          Total operating margin .............     $37.8          $30.1
                                                   =====          =====

OPERATING STATISTICS
Petroleum product terminals:
     Marine terminal facilities:
          Average storage capacity utilized per month (barrels in millions) (a) ...      15.6      12.0
          Throughput (barrels in millions) (b) ....................................       7.4       0.9
     Inland terminals:
          Throughput (barrels in millions) ........................................      41.4      41.8
Ammonia pipeline and terminals system:
     Volume shipped (tons in thousands) ...........................................       511       508

----------

(a) For the nine months ended September 30, 2000, represents the average storage capacity utilized per month for the Gulf Coast marine terminal facilities but excludes one month of storage capacity utilized at the New Haven, Connecticut facility purchased in September 2000. For the nine months ended September 30, 2001, represents the average storage capacity utilized for the Gulf Coast facilities (12.6) and the New Haven, Connecticut facility (3.0).

(b) Represents activity at the New Haven, Connecticut facility, which was acquired in September 2000.

     Our combined revenues for the nine months ended September 30, 2001 were $63.7 million compared to $53.6 million for the nine months ended September 30, 2000, an increase of $10.1 million, or 19%. This increase was a result of:

     o an increase in petroleum product terminals revenues of $8.2 million, or 18%, due to the following:

     -- an increase in the marine terminal facilities revenues of $9.9 million, from $31.7 million to $41.6 million. The majority of this increase resulted from the acquisition of the New Haven facility in September 2000. The remaining increase is a result of a 0.6 million barrel per month increase in utilization of the Gulf Coast facilities and a storage rate increase at the Gulf Coast facilities, caused by an improved marketing environment. The increase in Marine terminal revenues was partially offset by a $1.2 million decrease in revenues, from $7.4 million in 2000 to $6.2 million in 2001, from Williams Refining and Marketing, an affiliate of our general partner, which utilizes our facilities in connection with its trading business; and

     -- a decrease in inland terminal revenues of $1.7 million, from $13.7 million to $12.0 million primarily due to the December, 2000 expiration of a customer's contractual commitment to utilize a specific amount of throughput capacity and a $0.5 million decrease in revenues, from $6.3 million in 2000 to $5.8 million in 2001, from Williams Refining and Marketing. The customer contract that expired in December 2000 was executed in January 1999 in connection with the acquisition of 12 inland terminals. These revenue decreases were partially offset by additional revenues from the acquisition of the assets of two inland terminals in Little Rock, Arkansas on June 30, 2001.

     o an increase in ammonia pipeline and terminals system revenues of $1.9 million, or 23%, primarily due to a $1.3 million throughput deficiency billing resulting from a shipper not meeting its minimum annual throughput commitment for the contract year ended June 2001. Revenue also increased due to a higher weighted-average tariff of $16.19 per ton for 2001 compared to a tariff of $15.31 per ton for 2000, resulting from mid-year indexing adjustments in 2000 and 2001 allowed under the transportation agreements as well as the expiration of a discount received by one of our customers. In addition, our slightly higher volumes for the period resulted in incremental revenue as our customers elected to produce and ship more ammonia with the return of high natural gas prices to lower historical levels.

     Operating expenses for the nine months ended September 30, 2001 were $25.9 million compared to $23.5 million for the nine months ended September 30, 2000, an increase of $2.4 million, or 10%. This increase was a result of:

     o an increase in petroleum product terminals expenses of $1.9 million, or 9%, due to:

     -- an increase in marine terminal facilities expenses of $2.1 million, from $14.6 million to $16.7 million. Expenses increased significantly due to the acquisition and assimilation of the New Haven, Connecticut facility. However, these expenses were partially offset by an expense reduction at the Gulf Coast facilities. Environmental accruals were lower at the Gulf Coast facilities, partially offset by higher utility costs; and

     -- a decrease in inland terminal expenses of $0.2 million, from $6.1 million to $5.9 million. While expenses increased due to the acquisition of the Little Rock, Arkansas terminals, these incremental costs were more than offset by lower environmental accruals and maintenance expenses at our other inland terminals;

     o an increase in ammonia pipeline and terminals system expenses of $0.5 million primarily due to environmental accruals.

     Depreciation and amortization expense for the nine months ended September 30, 2001 was $8.5 million compared to $6.0 million for the nine months ended September 30, 2000, an increase of $2.5 million, or 42%. This increase resulted from the acquisitions of the New Haven, Connecticut facility in September 2000 and the Little Rock, Arkansas terminals in June 2001 as well as asset reclassification adjustments. Amortization of goodwill associated with the Little Rock terminals was $0.1 million for the nine months ended September 30, 2001.

     General and administrative expenses for the nine months ended September 30, 2001 were $6.5 million compared to $8.8 million for the nine months ended September 30, 2000, a decrease of $2.3 million, or 26%. After the closing of the IPO of Williams Energy Partners on February 9, 2001, general and administrative expenses were limited to $1.5 million per quarter, until July 1, 2001 when the limit was raised to $1.6 million per quarter, plus the cost of incentive compensation for the management of the general partner and additional expenses associated with acquisitions. Incentive compensation accruals totaled $1.2 million for the nine months ended September 30, 2001.

     Interest expense for the nine months ended September 30, 2001, was $5.6 million compared to interest expense of $9.8 million for the nine months ended September 30, 2000. The decline in interest expense is primarily related to the partial extinguishment and cancellation of an affiliate note as a result of the closing of the IPO of Williams Energy Partners on February 9, 2001. Concurrent with the closing of the offering, the Partnership borrowed $90.1 million under its term loan facility and revolving credit facility. At the end of the third quarter 2001, $90.0 million of this original term loan was still outstanding as well as $29.5 million associated with the acquisition of the Little Rock, Arkansas terminals.

     We do not pay income taxes because we are a partnership. However, in the nine months ended September 30, 2001, a portion of our earnings was related to periods prior to the IPO and is subject to income taxes. We based our income tax provision for the pre-IPO earnings upon the 38.0% effective income tax rate for The Williams Companies, Inc. for those periods. The effective income tax rate exceeds the U.S. federal statutory income tax rate primarily due to state income taxes. No income taxes are calculated for the partnership income for the period February 10, 2001 to September 30, 2001.

     Net income for the nine months ended September 30, 2001 was $17.0 million compared to $3.4 million for the nine months ended September 30, 2000, an increase of $13.6 million, or 400%. The operating margin increased by $7.7 million during the period, largely as a result of the acquisitions of the New Haven, Connecticut facility in September 2000 and the Little Rock, Arkansas terminals in June 2001, increased rates and utilization at our Gulf Coast marine facilities and the ammonia throughput deficiency billing. In addition, depreciation and general and administrative expenses increased $0.3 million while interest expense decreased $4.2 million. Income taxes declined by $1.9 million as a result of the Partnership not paying taxes after the IPO date of February 9, 2001.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS AND CAPITAL EXPENDITURES

     Net cash provided by operating activities for the nine months ended September 30, 2001 was $24.6 million compared to $1.5 million for the nine months ended September 30, 2000. The $23.1 million increase in cash from 2000 to 2001 was primarily a result of the growth of net income, an increase in non-cash depreciation charges against income and a significant reduction in our affiliate accounts receivable. Net income improved as a result of the addition of the New Haven, Connecticut marine terminal and two Little Rock, Arkansas inland terminals, income related to minimum throughput commitments on the ammonia pipeline system and changes resulting from the Partnership's initial public offering in February 2001, including the retirement of debt which lowered interest costs, a reduction in general and administrative costs and the lack of income taxes due to the partnership structure. The reduction in our affiliate receivable was the result of improved internal cash management policies, which were developed in preparation for the public offering of this Partnership.

     Net cash used by investing activities for the nine months ended September 30, 2001 and 2000 was $37.9 million and $36.4 million, respectively. Investing activities in 2001 include $29.1 million for the two Little Rock, Arkansas inland terminals and $3.0 million for construction of jet fuel tanks at the Dallas terminal. Investing activities in 2000 included $30.8 million for the New Haven, Connecticut marine terminal facility.

     Net cash provided by financing activities for the nine months ended September 30, 2001 and 2000 was $20.1 million and $34.9 million, respectively. The cash inflow in the first nine months of 2001 is primarily comprised of proceeds from our equity and debt proceeds at the time of our initial public offering and $29.5 million associated with additional borrowings for the acquisition of the Little Rock, Arkansas terminals. The cash provided for the first nine months of 2000 represented net proceeds on an affiliate note payable.

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

     According to the Omnibus Agreement between Williams Energy Partners L.P. and The Williams Companies, Inc., Williams will reimburse the Partnership for maintenance capital in excess of $4.9 million per year on the assets initially included in the Initial Public Offering ("base business") in 2001 and 2002. The total amount the Partnership expects to spend on maintenance capital for the base business in 2001 will exceed $4.9 million. As a result, Williams will continue to make capital contributions to the Partnership over the remainder of this fiscal year. In addition to maintenance capital, we are also planning to incur expansion and upgrade capital expenditures at our existing facilities including pipeline connections. The total amount we plan to spend for expansion is approximately $8.8 million in 2001, not including capital needs associated with acquisition opportunities. We expect to fund our capital expenditures, including any acquisitions, from cash provided by operations and, to the extent necessary, from the proceeds of:

     - borrowings under the revolving credit facility discussed below and other borrowings; and

     - issuance of additional common units.

LIQUIDITY

     Subsequent to the closing of the offering of Williams Energy Partners L.P., our Partnership relies on cash generated from internal operations as its primary source of funding. Additional funding requirements are being served by a $175.0 million credit facility, which expires on February 5, 2004. This credit facility is comprised of a $90.0 million term loan and a $85.0 million revolving credit facility. The revolving credit facility is comprised of a $73.0 million acquisition sub-facility and a $12.0 million working capital sub-facility.

     Immediately after the closing of the offering, our Partnership borrowed all of the $90.0 million term loan and $0.1 million under the revolving credit facility and paid debt issuance costs of $0.9 million. The borrowings along with the $80.4 million in net proceeds of the offering were used to repay a portion of the affiliate note payable owed to The Williams Companies, Inc. and to pay $3.1 million of expenses associated with the offering and the related transactions. Net proceeds from the sale of the underwriters' over-allotment option in February 2001, after underwriter commissions of $0.8 million, were $12.1 million. These proceeds were used to redeem 600,000 common units from Williams Energy Services, LLC, an affiliate entity, to reimburse it for capital expenditures related to the Partnership. As of September 30, 2001, $55.5 million was available under the revolving credit facility after borrowing $29.5 million to fund the acquisition of the Little Rock, Arkansas terminals and related expenses.

     The credit facility contains various operational and financial covenants. Management believes that our Partnership is in compliance with all of these covenants.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes accounting and reporting standards for business combinations and requires all business combinations to be accounted for by the purchase method. The Statement is effective for all business combinations initiated after June 30, 2001, and any business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142 addresses accounting and reporting standards for goodwill and other intangible assets. Under this Statement, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will be tested annually for impairment. The Statement becomes effective for all fiscal years beginning after December 15, 2001. The Partnership will apply the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002. Application of the non-amortization provisions of the Statement will not be material.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The effect of this standard on the Partnership's results of operations and financial position is being evaluated.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement retains the basic framework of SFAS No 121, resolves certain implementation issues of SFAS No. 121, extends applicability to discontinued operations, and broadens the presentation of discontinued operations to include a component of an entity. The Statement is to be applied prospectively and is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Statement is not expected to have any initial impact on the Partnership's results of operations or financial position.

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

          o    Loss of Williams Refining and Marketing as a customer;

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

          o    The ability to manage rapid growth;

          o    The ability to control costs.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     No material litigation has been filed against the Partnership during the three months ended September 30, 2001, and there have been no material changes in legal proceedings previously disclosed.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended September 30, 2001, the Partnership did not issue any equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         None.

     (b) Reports on Form 8-K:

           The Partnership announced its acquisition of two petroleum distribution facilities in Little Rock, Arkansas from TransMontaigne Inc. on Form 8-K on July 3, 2001.

           The Partnership's unaudited earnings for the three and six months ending June 30, 2001 and 2000, were issued on Form 8-K on July 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 9, 2001.

                                  WILLIAMS ENERGY PARTNERS L.P.

                                  By: Williams GP LLC
                                      its managing general partner

                                  /s/ Don R. Wellendorf
                                  ----------------------------------------------
                                  Don R. Wellendorf
                                  Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)