Form 10-K/A
period 2001-12-31
WILLIAMS ENERGY PARTNERS L P
filed 2002-05-03
CIK 1126975

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A


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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE



     We are filing this Amendment No. 1 on Form 10-K/A in response to comments received from the Securities and Exchange Commission regarding our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 that was originally filed on March 7, 2002 (the "Original Filing").



     This report revises the disclosure under the "Use of Proceeds" section to include a description of the capital expenditures for which we were required to reimburse Williams Energy Services, LLC $12.1 million of the proceeds from our initial public offering in February 2001. In addition, the "Related Party Transactions" section has been revised to include additional disclosure on the nature of our contracts with Williams Energy Marketing & Trading Company and Williams Refining & Marketing, L.L.C. and appropriate cross-references to this disclosure have been added throughout the document. In addition, Management's Discussion & Analysis of Financial Condition and Results of Operations has been revised to describe our and our affiliate's contractual arrangements with Enron Corp. and its affiliates.



     This report continues to speak as of the date of the Original Filing, and we have not updated the disclosure in this report to speak as of a later date. All information contained in this report and the Original Filing is subject to updating and supplementing as provided in our periodic reports filed with the SEC.

                         WILLIAMS ENERGY PARTNERS L.P.



                                  FORM 10-K/A


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


     Within our terminal network, we operate two types of terminals: marine terminals and inland terminals. Our marine terminal facilities are located in close proximity to refineries and are large storage and distribution facilities that handle refined petroleum products, blendstocks and heavy oils and feedstocks. Our inland terminals are located in the southeastern United States and are primarily located along third party pipelines such as Colonial, TEPPCO and Plantation. These facilities receive products from pipelines and distribute them to third parties at the terminals, who in turn deliver them to end-users such as retail outlets. Because these terminals are unregulated, the marketplace determines the prices we can charge for our services. Williams Energy Marketing & Trading Company and Williams Refining & Marketing, L.L.C., subsidiaries of The Williams Companies, Inc., utilize our facilities to support their business activities and are among our largest terminal customers. Williams Energy Marketing & Trading Company and Williams Refining & Marketing, L.L.C. represented approximately 13 percent and 9 percent, respectively, of our terminal's revenues and 11 percent and 7 percent, respectively, of our total revenues for the year ended December 31, 2001. For additional information relating to our commercial agreements with The Williams Companies, Inc. and its affiliates, please read "Management's Discussion & Analysis of Financial Condition and Results of Operations -- Related Party Transactions," which begins on page 31.


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

     We wholly own 14 of these inland terminals and our percentage ownership of the remaining 11 inland terminals ranges from 50 percent to 79 percent. The following table sets forth our inland terminal locations, percentage ownership, capacities and methods of supply:

                                                           TOTAL STORAGE
                                            PERCENTAGE        CAPACITY
FACILITY                                    OWNERSHIP    (THOUSAND BARRELS)        CONNECTIONS
--------                                    ----------   ------------------        -----------
Alabama
  Mobile..................................     100               135          Barge
  Montgomery..............................     100               104          Plantation Pipeline
Arkansas
  South Little Rock.......................     100               273          TEPPCO Pipeline
  North Little Rock.......................     100               179          TEPPCO Pipeline
Florida
  Jacksonville............................     100               252          Barge and ship
Georgia
  Doraville...............................     100               295          Colonial and
                                                                              Plantation Pipelines
  Albany..................................      79               124          Colonial Pipeline
Missouri
  St. Charles.............................     100               118          Explorer Pipeline
North Carolina
  Charlotte...............................     100               334          Colonial Pipeline
  Selma...................................      79               305          Colonial Pipeline
  Greensboro..............................      60               248          Colonial Pipeline
  Greensboro..............................      79               239          Colonial and
                                                                              Plantation Pipelines
  Charlotte...............................      79               158          Colonial Pipeline
South Carolina
  North Augusta...........................      79               156          Colonial Pipeline
  North Augusta...........................     100               123          Colonial Pipeline
  Spartanburg.............................     100               116          Colonial Pipeline
Tennessee
  Nashville...............................      50               252          Colonial Pipeline and
                                                                              barge
  Nashville...............................     100               164          Colonial Pipeline
  Nashville...............................      79               148          Colonial Pipeline
  Knoxville...............................     100               115          Colonial and
                                                                              Plantation Pipelines
  Chattanooga.............................     100               105          Colonial Pipeline
Texas
  Dallas..................................     100               400          Explorer and Magtex
                                                                              Pipelines and
                                                                              pipeline to Dallas
                                                                              Love Field owned by
                                                                              us
  Southlake...............................      50               277          Explorer, Koch and
                                                                              UDS Pipelines
Virginia
  Montvale................................      79               171          Colonial Pipeline
  Richmond................................      79               169          Colonial Pipeline
                                                               -----
          Total...........................                     4,960
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


     For the year ended December 31, 2001, Williams Refining & Marketing, L.L.C. accounted for approximately 38 percent of our inland terminal revenues. For a further discussion of revenues from major customers and concentration of credit risk, refer to Note 6 to the Consolidated Financial Statements. For additional information relating to our commercial agreements with The Williams Companies, Inc. and its affiliates, please read "Management's Discussion & Analysis of Financial Condition and Results of Operations -- Related Party Transactions," which begins on page 31.


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


     Net proceeds from the sale of common units, after underwriter commissions, were $92.5 million, and net proceeds from the borrowings under the credit facility with Bank of America were $89.2 million, for total net proceeds of $181.7 million. We used $3.1 million of the net proceeds to pay legal, accounting and other professional services costs associated with the initial public offering. Another $12.1 million of the proceeds was used to redeem 600,000 common units from Williams Energy Services, LLC, an affiliate of our general partner, to partially reimburse it for capital expenditures related to our assets. This partial reimbursement related to Williams Energy Services, LLC's September 2000 acquisition of a petroleum products terminal facility in New Haven, Connecticut from Wyatt Energy Incorporated for approximately $30.8 million. The remaining proceeds of $166.5 million were used to reduce affiliate note balances with Williams.

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

RELATED PARTY TRANSACTIONS


     We estimate that approximately $15.9 million of our revenues in 2001 were generated from agreements with affiliates. Williams Energy Marketing & Trading Company and Williams Refining & Marketing, L.L.C., subsidiaries of The Williams Companies, Inc. and affiliates of us, are significant customers at our petroleum products terminals, representing 11.0 percent and 7.2 percent, respectively, of our total revenues for the year ended December 31, 2001. The principal business of Williams Energy Marketing & Trading Company is energy marketing and trading. Williams Refining & Marketing L.L.C. primarily owns and operates a refinery in Memphis, Tennessee, but also engages in the purchase and sale of crude and refined petroleum products. We have entered into a number of commercial agreements with affiliates. These agreements vary depending upon location and the types of services provided. A summary of the significant agreements follows:



     Inland Terminal Use and Access Agreements. We have entered into several agreements with Williams Energy Marketing & Trading and William Refining & Marketing for the access and utilization of our inland terminals. The services provided under these agreements include the receipt and delivery of refined petroleum products via connecting pipelines, tank trucks or transport terminals. Additional services include product handling, storage and additive injection. These agreements establish a fixed fee at which these services are provided at the rates consistent with those charged to non-affiliated entities. A majority of these contracts have a term of one year and are renewed on an annual basis. The revenue associated with these agreements in 2001 was approximately $6.5 million.



     Products Terminalling Agreement for our Galena Park, Texas Marine Terminal Facility. We entered into an agreement with Williams Energy Marketing & Trading to provide approximately 2.5 million barrels of storage capacity and to provide other ancillary services at our Galena Park, Texas marine terminal facility. Because the storage fees are fixed and the storage capacity is already committed, revenues only fluctuate to the extent other ancillary services are utilized. The primary services provided include receipt and delivery of refined petroleum products and blendstocks via marine vessel, pipeline, tank truck or other transfers from customers within the terminal facility. Upon the request of Williams Energy Marketing & Trading, we provide gasoline-blending services to their product at an additional cost. The prices we charge under this agreement are consistent with those charged to non-affiliated entities. The agreement generated approximately $7.4 mil-lion of revenue in 2001 and extends until September 30, 2004, at which time it may be renewed monthly.



     Products Terminalling Agreement for Marrero, Louisiana and Galena Park, Texas Marine Terminal Facilities. We entered an agreement with Williams Energy Marketing & Trading to provide up to 0.4 million barrels of storage at our Marrero and 0.1 million barrels of storage capacity at Galena Park. We also agreed to provide other ancillary services including blending and tank heating services. The primary services provided include receipt and delivery of refined petroleum products and blendstocks at Galena Park and heavy oils and feedstocks at Marrero. The prices charged under this agreement are consistent with those charged to non-affiliated entities. The agreement generated approximately $1.4 million of revenue during 2001. This contract has been canceled and replaced with the contract described immediately above.



Products Terminalling Agreement for the Gibson, Louisiana Marine Terminal Facility. We entered an agreement to provide Williams Energy Marketing & Trading with capacity utilization rights to substantially all of the capacity of the Gibson, Louisiana facility for nine years starting November 1, 2001. This agreement allows for the delivery of crude oil and condensate to our facility by barge, truck and pipeline where we then provide storage, blending and throughput services. We ship the majority of the crude oil and condensate received through our pipelines to Ship Shoal Pipeline. Williams Energy Marketing & Trading has committed to utilize substantially all of the capacity at our facility at a fixed rate which is consistent with rates charged by other service providers for similar services at other locations. As a result, the revenues we receive should not vary as long as the services we provide do not fall below certain performance standards. This contract expires after nine years and we expect to generate approximately $4.0 million in revenue in 2002. This contract generated approximately $0.6 million in revenue for the two months that we owned the facility in 2001.



ENRON EXPOSURE



     We have a crude storage contract with an affiliate of Enron. Following Enron's voluntary bankruptcy petition, the Enron affiliate failed to pay approximately $200,000 of the amount due to us under this contract. Under the terms of our agreement, we seized assets from Enron's affiliate in an amount sufficient to settle the obligation. As a result, we did not incur any loss exposure associated with Enron or its affiliates at December 31, 2001. We have continued our business dealings with Enron's affiliate but the terms have been changed such that the crude storage services are on a pre-paid basis.



     Through a variety of energy commodity and derivative contracts, our affiliate Williams Energy Marketing & Trading has credit exposure to various Enron entities. During the fourth-quarter 2001, Williams Energy Marketing & Trading recorded a reduction in trading revenues of approximately $130 million as a part of its valuation of energy commodity and derivative tracking contracts with Enron entities. Approximately $91 million of this reduction in revenues was recorded pursuant to events immediately preceding and following Enron's announced bankruptcy. At December 31, 2001, The Williams Companies, Inc. had reduced its exposure to accounts receivable from Enron, net of margin deposits, to expected recoverable amounts.


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


     For the year ended December 31, 2001, our affiliates Williams Energy Marketing & Trading and Williams Refining & Marketing collectively accounted for approximately 18 percent of our revenues. If Williams Energy Marketing & Trading and Williams Refining & Marketing were to decrease the throughput volume they allocate to our terminals for any reason, we could experience difficulty in replacing those lost volumes. Because our operating costs are primarily fixed, a reduction in throughput would result in not only a reduction of revenues, but also a decline in net income and cash flow of a similar magnitude, which would reduce our ability to pay cash distributions to you. Either Williams Energy Marketing & Trading or Williams Refining & Marketing could reduce the volume of throughput it allocates to us because of market conditions or because of factors that specifically affect Williams Energy Marketing & Trading or Williams Refining & Marketing, including a decrease in demand for products in the markets served by our terminals or a loss of customers in those markets. For additional information relating to our commercial agreements with The Williams Companies, Inc. and its affiliates, please read "Management's Discussion & Analysis of Financial Condition and Results of Operations -- Related Party Transactions," which begins on page 31.


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

                         WILLIAMS ENERGY PARTNERS L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                      (IN THOUSANDS, EXCEPT UNIT AMOUNTS)

                                           NUMBER OF LIMITED PARTNER
                                                     UNITS                                                    TOTAL
                                           --------------------------                             GENERAL   PARTNERS'
                                             COMMON     SUBORDINATED     COMMON    SUBORDINATED   PARTNER    CAPITAL
                                           ----------   -------------   --------   ------------   -------   ---------
Balance -- January 1, 1999...............         --             --     $ 60,085     $     --     $   --    $ 60,085
Net income...............................                                  6,766                               6,766
                                           ---------      ---------     --------     --------     ------    --------
Balance -- December 31, 1999.............         --             --       66,851           --         --      66,851
Net income...............................                                  3,005                               3,005
                                           ---------      ---------     --------     --------     ------    --------
Balance -- December 31, 2000.............         --             --       69,856           --         --      69,856
Portion of net income applicable to
  period Jan. 1, 2001 through Feb. 9,
  2001...................................         --             --          304           --         --         304
                                           ---------      ---------     --------     --------     ------    --------
Balance -- February 9, 2001..............         --             --       70,160           --         --      70,160
Issuance of units to public..............  4,600,000             --       89,362           --         --      89,362
Contribution of net assets of predecessor
  companies..............................  1,679,694      5,679,694      (48,484)     118,762      2,326      72,604
Redemption of common units...............   (600,000)            --      (12,060)          --         --     (12,060)
Distributions............................         --             --       (8,134)      (8,134)      (331)    (16,599)
Portion of net income applicable to
  period Feb. 10 through Dec. 31, 2001...         --             --       10,608       10,609        226      21,443
                                           ---------      ---------     --------     --------     ------    --------
Balance -- December 31, 2001.............  5,679,694      5,679,694     $101,452     $121,237     $2,221    $224,910
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

                         WILLIAMS ENERGY PARTNERS L.P.

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

                         WILLIAMS ENERGY PARTNERS L.P.

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

                         WILLIAMS ENERGY PARTNERS L.P.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Steve Malcolm, Phil Wright and Don Wellendorf serve in various capacities as executive officers of The Williams Companies, Inc., Williams Energy Services, LLC and Williams Natural Gas Liquids, Inc. For more information with respect to each individual's roles with these affiliated entities, please read "Item 10. Partnership Management -- Directors and Executive Officers of Williams GP LLC" on page 61.



     Williams Energy Marketing & Trading Company and Williams Refining & Marketing, L.L.C., subsidiaries of The Williams Companies, Inc. and affiliates of the Partnership, are significant customers at our petroleum product terminals, representing 11.0 percent and 7.2 percent, respectively, of our total revenues for the year ended December 31, 2001. The services we provide them are conducted pursuant to various contracts between them and the Partnership. For additional information relating to our commercial agreements with The Williams Companies and its affiliates, please read "Management's Discussion & Analysis of Financial Condition and Results of Operations -- Related Party Transactions," which begins on page 31.

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

     (a) 3 and (c). The exhibits listed below are filed as part of this annual report.


EXHIBIT NO.                             DESCRIPTION
-----------                             -----------
  Exhibit 3
     *(a)       -- Amended and Restated Agreement of Limited Partnership of
                   Williams Energy Partners L.P. dated February 9, 2001.
     *(b)       -- Amended and Restated Agreement of Limited Partnership of
                   Williams OLP, L.P. dated February 9, 2001.
    **(c)       -- Second Restated and Amended LLC Agreement for Williams GP
                   LLC (filed as Exhibit 4.3 to Form S-8 filed October 16,
                   2001).
     *(d)       -- Reorganization Agreement dated March 4, 2002 among
                   Williams Energy Partners L.P., Williams OLP, L.P.,
                   Williams GP LLC, and Williams GP Inc.

  Exhibit 10
     *(a)       -- Credit Agreement dated February 6, 2001 between Williams
                   OLP, L.P., Bank of America, N.A., Lehman Commercial
                   Paper, Inc., and Suntrust Bank, including Amendment No. 1
                   dated July 31, 2001, and Amendment No. 2 dated July 31,
                   2001.
     *(b)       -- Contribution, Conveyance and Assumption Agreement dated
                   February 9, 2001, between Williams Energy Partners L.P.;
                   Williams OLP, L.P.; Williams GP LLC; Williams Energy
                   Services, LLC; Williams Natural Gas Liquids, Inc.;
                   Williams NGL, LLC; Williams Terminal Holdings, L.P.;
                   Williams Terminal Holdings, L.L.C.; Williams Ammonia
                   Pipeline, L.P. and Williams Bio-Energy, LLC.

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------
     *(c)       -- Omnibus Agreement dated February 9, 2001, between
                   Williams Companies, Inc.; Williams Energy Services, LLC;
                   Williams Natural Gas Liquids, Inc.; Williams Pipe Line
                   Company, LLC; Williams Information Services Corporation;
                   Williams Energy Partners L.P.; Williams OLP, L.P. and
                   Williams GP LLC, and Amendment 1 to the Omnibus Agreement
                   dated January 28, 2002.
     *(d)       -- Purchase and Sale Agreement dated October 18, 2001,
                   between Geonet Gathering, Inc. and Williams Terminals
                   Holdings, L.P., including Exhibits A, B, C and D.
     *(e)       -- Products Terminalling Agreement dated November 1, 2001, between Williams Terminals Holdings, L.P. and Williams
                   Energy Marketing & Trading Company.
     *(f)       -- Facilities Sale Agreement dated June 30, 2001, between
                   Transmontaigne, Inc. and Williams Terminals Holdings,
                   L.P., including Schedules 2.1(a) and 2.1(b) and (c).
    **(g)       -- Williams Energy Partners Long-Term Incentive Plan (filed as Exhibit 4.1 to Form S-8 filed October 16, 2001).
 *Exhibit 21    -- Subsidiaries of Williams GP LLC.
*Exhibit 23.1   -- Consent of Independent Auditor.
 *Exhibit 24    -- Power of Attorney together with certified resolution.
 *Exhibit 99    -- Williams GP LLC's balance sheet of December 31, 2001 and notes thereto.


---------------


 *Each such exhibit has heretofore been filed with the Securities and Exchange
  Commission with the Form 10-K Annual Report of Williams Energy Partners L.P. for the year ended December 31, 2001.



** Each such exhibit has heretofore been filed with the Securities and Exchange
   Commission as part of the filing indicated and is incorporated herein by reference.


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


Date: May 3, 2002


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


                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----


              /s/ STEVEN J. MALCOLM*                 Chief Executive Officer (Principal    May 3, 2002
 ------------------------------------------------      Executive Officer) and Chairman
                Steven J. Malcolm                      of the Board of Williams GP LLC,
                                                       General Partner of Williams
                                                       Energy Partners L.P.


              /s/ DON R. WELLENDORF*                 Senior Vice President, Chief          May 3, 2002
 ------------------------------------------------      Financial Officer and Treasurer
                Don R. Wellendorf                      (Principal Financial and
                                                       Accounting Officer) of Williams
                                                       GP LLC, General Partner of
                                                       Williams Energy Partners L.P.


              /s/ PHILLIP D. WRIGHT*                 President, Chief Operating Officer    May 3, 2002
 ------------------------------------------------      and Director of Williams GP LLC,
                Phillip D. Wright                      General Partner of Williams
                                                       Energy Partners L.P.


               /s/ KEITH E. BAILEY*                  Director of Williams GP LLC,          May 3, 2002
 ------------------------------------------------      General Partner of Williams
                 Keith E. Bailey                       Energy Partners L.P.


          /s/ WILLIAM A. BRUCKMANN, III*             Director of Williams GP LLC,          May 3, 2002
 ------------------------------------------------      General Partner of Williams
            William A. Bruckmann, III                  Energy Partners L.P.


               /s/ DON J. GUNTHER*                   Director of Williams GP LLC,          May 3, 2002
 ------------------------------------------------      General Partner of Williams
                  Don J. Gunther                       Energy Partners L.P.

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----



              /s/ WILLIAM W. HANNA*                  Director of Williams GP LLC,          May 3, 2002
 ------------------------------------------------      General Partner of Williams
                 William W. Hanna                      Energy Partners L.P.

 *By:             /s/ SUZANNE H. COSTIN                                                    May 3, 2002
        ------------------------------------------
                    Suzanne H. Costin
                     Attorney-in-fact

                               INDEX TO EXHIBITS


EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
Exhibit 3
     *(a)      -- Amended and Restated Agreement of Limited Partnership of
                  Williams Energy Partners L.P. dated February 9, 2001.
     *(b)      -- Amended and Restated Agreement of Limited Partnership of
                  Williams OLP, L.P. dated February 9, 2001.
    **(c)      -- Second Restated and Amended LLC Agreement for Williams GP
                  LLC (filed as Exhibit 4.3 to Form S-8 filed October 16,
                  2001).
     *(d)      -- Reorganization Agreement dated March 4, 2002 among
                  Williams Energy Partners L.P., Williams OLP, L.P.,
                  Williams GP LLC, and Williams GP Inc.

Exhibit 10
     *(a)      -- Credit Agreement dated February 6, 2001 between Williams
                  OLP, L.P., Bank of America, N.A., Lehman Commercial
                  Paper, Inc., and Suntrust Bank, including Amendment No. 1
                  dated July 31, 2001, and Amendment No. 2 dated July 31,
                  2001.
     *(b)      -- Contribution, Conveyance and Assumption Agreement dated
                  February 9, 2001, between Williams Energy Partners L.P.;
                  Williams OLP, L.P.; Williams GP LLC; Williams Energy
                  Services, LLC; Williams Natural Gas Liquids, Inc.;
                  Williams NGL, LLC; Williams Terminal Holdings, L.P.;
                  Williams Terminal Holdings, L.L.C.; Williams Ammonia
                  Pipeline, L.P. and Williams Bio-Energy, LLC.
     *(c)      -- Omnibus Agreement dated February 9, 2001, between
                  Williams Companies, Inc.; Williams Energy Services, LLC;
                  Williams Natural Gas Liquids, Inc.; Williams Pipe Line
                  Company, LLC; Williams Information Services Corporation;
                  Williams Energy Partners L.P.; Williams OLP, L.P. and
                  Williams GP LLC, and Amendment 1 to the Omnibus Agreement
                  dated January 28, 2002.
     *(d)      -- Purchase and Sale Agreement dated October 18, 2001,
                  between Geonet Gathering, Inc. and Williams Terminals
                  Holdings, L.P., including Exhibits A, B, C and D.
     *(e)      -- Products Terminalling Agreement dated November 1, 2001, between Williams Terminals Holdings, L.P. and Williams
                  Energy Marketing & Trading Company.
     *(f)      -- Facilities Sale Agreement dated June 30, 2001, between
                  Transmontaigne, Inc. and Williams Terminals Holdings,
                  L.P., including Schedules 2.1(a) and 2.1(b) and (c).
    **(g)      -- Williams Energy Partners Long-Term Incentive Plan (filed as Exhibit 4.1 to Form S-8 filed October 16, 2001).
*Exhibit 21    -- Subsidiaries of Williams GP LLC.
*Exhibit 23.1  -- Consent of Independent Auditor.
*Exhibit 24    -- Power of Attorney together with certified resolution.
*Exhibit 99    -- Williams GP LLC's balance sheet of December 31, 2001 and notes thereto.


---------------


 *Each such exhibit has heretofore been filed with the Securities and Exchange
  Commission with Form 10-K Annual Report of Williams Energy Partners L.P. for the year ended December 31, 2001.



** Each such exhibit has heretofore been filed with the Securities and Exchange
   Commission as part of the filing indicated and is incorporated herein by reference.