Form 10-Q
period 2002-03-31
WILLIAMS ENERGY PARTNERS L P
filed 2002-05-10
CIK 1126975

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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


           As of May 10, 2002, 5,679,694 common units were outstanding.

                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION

                                                                                                     Page
                                                                                                     ----
ITEM 1.    FINANCIAL STATEMENTS

           WILLIAMS ENERGY PARTNERS L.P.

           Consolidated Statements of Income for the three months ended
           March 31, 2002 and 2001..................................................................   2

           Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001...................   3

           Consolidated Statement of Cash Flows for the three months ended
           March 31, 2002 and 2001 .................................................................   4

           Notes to Consolidated Financial Statements...............................................   5

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...  10

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..............................  15

           FORWARD-LOOKING STATEMENTS...............................................................  15

                                                  PART II

                                             OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS........................................................................  16

 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS................................................  16

 ITEM 3.   DEFAULTS UPON SENIOR SECURITIES..........................................................  16

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................  16

 ITEM 5.   OTHER INFORMATION........................................................................  17

           Consolidated Statements of Income Restated to Include Williams Pipe Line Company, LLC
              for the three months ended March 31, 2002 and 2001....................................  18

           Consolidated Balance Sheets Restated to Include Williams Pipe Line Company, LLC as of
              March 31, 2002 and December 31, 2001 .................................................  19

           Consolidated Statement of Cash Flows Restated to Include Williams Pipe Line Company,
              LLC for the three months ended March 31, 2002 and 2001................................  20

           Notes to Consolidated Financial Statements Restated to Include Williams Pipe Line
              Company, LLC..........................................................................  21

           Management's Discussion and Analysis of Financial Condition and Results of
              Operations............................................................................  27

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.........................................................  35

PART I

                              FINANCIAL INFORMATION

The financial statements in Item 1 and the related management's discussion and analysis of financial condition and results of operations in Item 2 reflect only the historical results of operations, financial position and cash flows of Williams Energy Partners L.P. and do not include Williams Pipe Line Company, LLC, which was acquired on April 11, 2002. The restated financial statements and related management's discussion and analysis of financial condition and results of operations, which include Williams Pipe Line Company, LLC, are provided in this filing under Item 5.

ITEM 1.  FINANCIAL STATEMENTS

                          WILLIAMS ENERGY PARTNERS L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                          -------------------
                                                                                            2002       2001
                                                                                          --------   --------
Revenues:
   Third party ........................................................................   $ 19,921   $ 16,233
   Affiliate ..........................................................................      4,301      4,053
                                                                                          --------   --------
     Total revenues ...................................................................     24,222     20,286
Costs and expenses:
   Operating ..........................................................................      8,557      8,120
   Depreciation and amortization ......................................................      2,908      3,106
   Affiliate general and administrative ...............................................      3,228      2,283
                                                                                          --------   --------
     Total costs and expenses .........................................................     14,693     13,509
                                                                                          --------   --------
Operating profit ......................................................................      9,529      6,777
Interest expense:
   Affiliate interest expense .........................................................         --      1,843
   Other interest expense .............................................................        906        835
Other expense .........................................................................        116          8
                                                                                          --------   --------
Income before income taxes ............................................................      8,507      4,091
Provision for income taxes ............................................................         --        187
                                                                                          --------   --------
Net income ............................................................................   $  8,507   $  3,904
                                                                                          ========   ========

Allocation of 2001 net income:
   Portion applicable to the period January 1 through February 9, 2001 ................              $    304
   Portion applicable to the period February 10 through March 31, 2001 ................                 3,600
                                                                                                     --------
     Net income .......................................................................              $  3,904
                                                                                                     ========

General partner's interest in net income applicable to the three months ended
   March 31, 2002 and the period February 10 through March 31, 2001 ...................   $    242   $     72
                                                                                          --------   --------

Limited partners' interest in net income applicable to the three months ended
   March 31, 2002 and the period February 10 through March 31, 2001 ...................   $  8,265   $  3,528
                                                                                          ========   ========

Basic net income per limited partner unit .............................................   $   0.73   $   0.31
                                                                                          ========   ========

Weighted average number of limited partner units outstanding used for basic
   net income per unit calculation ....................................................     11,359     11,359
                                                                                          ========   ========

Diluted net income per limited partner unit ...........................................   $   0.72   $   0.31
                                                                                          ========   ========

Weighted average number of limited partner units outstanding used for diluted
   net income per unit calculation ....................................................     11,407     11,359
                                                                                          ========   ========

                             See accompanying notes.

                          WILLIAMS ENERGY PARTNERS L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    MARCH 31,    DECEMBER 31,
                                                                                   -----------   ------------
                                                                                      2002           2001
                                                                                   -----------   ------------
                                                                                   (UNAUDITED)
                                   ASSETS

Current assets:
   Cash and cash equivalents ...................................................   $     8,150   $    13,831
   Accounts receivable (less allowance for doubtful accounts of $236 and
     $285 at March 31, 2002 and December 31, 2001, respectively) ...............        15,992        13,822
   Affiliate accounts receivable ...............................................         1,399         2,874
   Other current assets ........................................................           604           330
                                                                                   -----------   -----------
     Total current assets ......................................................        26,145        30,857
Property, plant and equipment, at cost .........................................       384,512       380,706
   Less: accumulated depreciation ..............................................        54,217        51,326
                                                                                   -----------   -----------
     Net property, plant and equipment .........................................       330,295       329,380
Goodwill (less accumulated amortization of $145) ...............................        22,429        22,282
Other intangibles (less accumulated amortization of $327 and $310 at
   March 2002 and December 31, 2001, respectively) .............................         2,622         2,639
Long-term affiliate receivables ................................................         4,459         4,459
Long-term receivables ..........................................................         8,753         8,809
Other noncurrent assets ........................................................           690         1,018
                                                                                   -----------   -----------
   Total assets ................................................................   $   395,393   $   399,444
                                                                                   ===========   ===========

                       LIABILITIES & PARTNERS' CAPITAL
Current liabilities:
   Accounts payable ............................................................   $     3,921   $     5,795
   Affiliate accounts payable ..................................................         3,901         6,681
   Accrued affiliate payroll and benefits ......................................           711           797
   Accrued taxes other than income .............................................         1,968         2,314
   Accrued interest payable ....................................................           169           277
   Environmental liabilities ...................................................           860           905
   Other current liabilities ...................................................           268         1,136
   Acquisition payable .........................................................            --         8,854
                                                                                   -----------   -----------
     Total current liabilities .................................................        11,798        26,759
Long-term debt .................................................................       148,000       139,500
Long-term affiliate payable ....................................................         1,112         1,262
Other deferred liabilities .....................................................           284           284
Environmental liabilities ......................................................         4,479         4,479
Minority interest ..............................................................            --         2,250
Commitments and contingencies
Partners' capital ..............................................................       229,720       224,910
                                                                                   -----------   -----------
   Total liabilities and partners' capital .....................................   $   395,393   $   399,444
                                                                                   ===========   ===========

                             See accompanying notes.

                          WILLIAMS ENERGY PARTNERS L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         ----------------------------
                                                                                             2002            2001
                                                                                         ------------    ------------
Operating Activities:
   Net income ........................................................................   $      8,507    $      3,904
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ...................................................          2,908           3,106
     Debt issuance costs amortization ................................................             95              --
     Deferred compensation expense ...................................................            998              --
     Changes in components of operating assets and liabilities:
       Accounts receivable ...........................................................         (2,170)           (325)
       Affiliate accounts receivable .................................................          1,475          (4,406)
       Accounts payable ..............................................................         (1,874)         (1,578)
       Affiliate accounts payable ....................................................         (4,862)          4,897
       Accrued affiliate payroll and benefits ........................................            (86)           (518)
       Accrued taxes other than income ...............................................           (346)           (726)
       Accrued interest payable ......................................................           (108)             --
       Current and noncurrent environmental liabilities ..............................            (45)            215
       Other current and noncurrent assets and liabilities ...........................           (981)          1,977
                                                                                         ------------    ------------
         Net cash provided by operating activities ...................................          3,511           6,546

Investing Activities:
   Additions to property, plant and equipment ........................................         (3,952)         (1,772)
   Purchase of business ..............................................................         (8,854)             --
   Other .............................................................................             --             (66)
                                                                                         ------------    ------------
     Net cash used by investing activities ...........................................        (12,806)         (1,838)

Financing Activities:
   Distributions paid ................................................................         (6,861)             --
   Borrowings under credit facility ..................................................          8,500          90,100
   Capital contributions by affiliate ................................................          1,975           2,737
   Sales of common units to public (less underwriters' commissions and payment of
     formation costs) ................................................................             --          89,362
   Debt placement costs ..............................................................             --            (909)
   Redemption of 600,000 common units from affiliate .................................             --         (12,060)
   Payments on affiliate note payable ................................................             --        (166,493)
   Cash advances from affiliate ......................................................             --           5,226
                                                                                         ------------    ------------
     Net cash provided by financing activities .......................................          3,614           7,963
                                                                                         ------------    ------------

Change in cash and cash equivalents ..................................................         (5,681)         12,671
Cash and cash equivalents at beginning of period .....................................         13,831              --
                                                                                         ------------    ------------
Cash and cash equivalents at end of period ...........................................   $      8,150    $     12,671
                                                                                         ============    ============

Supplemental non-cash investing and financing transactions:

   Contributions by affiliate of predecessor company deferred income tax liability....             --          13,789
   Contribution of long-term debt to Partnership capital .............................             --          59,695
                                                                                         ------------    ------------
     Total ...........................................................................   $         --    $     73,484
                                                                                         ============    ============

                             See accompanying notes.

                          WILLIAMS ENERGY PARTNERS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying financial statements of Williams Energy Partners L.P. (the "Partnership"), which are unaudited, except for the Balance Sheet as of December 31, 2001 which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly the Partnership's financial position as of March 31, 2002 and the results of operations for the three month period ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

     Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

     Certain amounts in the financial statements for 2001 have been reclassified to conform to the current period's presentation.

2. ORGANIZATION

     Williams Energy Partners L.P. is a Delaware limited partnership that was formed in August 2000, to own, operate and acquire a diversified portfolio of complementary energy assets. At the time of the Partnership's initial public offering in February 2001, the Partnership owned: (a) selected petroleum products terminals previously owned by Williams Energy Ventures, Inc., and (b) an ammonia pipeline system, Williams Ammonia Pipeline Inc., previously owned by Williams Natural Gas Liquids, Inc. Prior to the closing of the Partnership's initial public offering in February 2001, Williams Energy Ventures, Inc. was owned by Williams Energy Services, LLC ("WES"). Both WES and Williams Natural Gas Liquids, Inc. are wholly owned subsidiaries of The Williams Companies, Inc. ("Williams"). Williams GP LLC ("General Partner"), a Delaware limited liability company, was also formed in August 2000, to serve as general partner for the Partnership.

     On February 9, 2001, the Partnership completed its initial public offering ("IPO") of 4,000,000 common units representing limited partner interests in the Partnership at a price of $21.50 per unit. The proceeds of $86.0 million were used to pay underwriting discounts and commissions of $5.6 million and legal, professional fees and costs associated with the initial public offering of $3.1 million, with the remainder used to reduce affiliate note balances with Williams.

     As part of the initial public offering, the underwriters exercised their over-allotment option and purchased 600,000 common units, also at a price of $21.50 per unit. The net proceeds of $12.1 million, after underwriting discounts and commissions of $0.8 million, from this over-allotment option were used to redeem 600,000 of the common units held by WES to reimburse it for capital expenditures related to the Partnership's assets. The Partnership maintained the historical costs of the net assets in connection with the initial public offering. Following the exercise of the underwriters over-allotment option, 40 percent of the Partnership is owned by the public and 60 percent, including the General Partner's ownership, is owned by affiliates of the Partnership. Generally the limited partners' liability in the Partnership is limited to their investment.

     On February 26, 2002, the Partnership formed a wholly owned Delaware corporation named Williams GP Inc. ("GP Inc.") The Partnership then contributed a 0.001 percent limited partner interest in Williams OLP, L.P. ("OLP") to GP Inc. as a capital contribution. The OLP agreement was then amended to convert GP Inc.'s OLP limited partner interest to a general partner interest and to convert the General Partner's existing interest to a limited partner interest. The General Partner then contributed its 1.0101 percent OLP limited partner interest to the Partnership in exchange for an additional 1.0 percent general partner interest in the Partnership.

     Williams GP LLC serves as the General Partner for the Partnership. The Partnership is the limited partner of the operating limited partnership and GP Inc. serves as its general partner.

3. SEGMENT DISCLOSURES

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

                                              THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                 MARCH 31, 2002                      MARCH 31, 2001
                                      ------------------------------------   ------------------------------------
                                       PETROLEUM      AMMONIA                 PETROLEUM      AMMONIA
                                       PRODUCTS      PIPELINE                 PRODUCTS      PIPELINE
                                       TERMINALS      SYSTEM       TOTAL      TERMINALS      SYSTEM        TOTAL
                                      -----------   -----------   --------   -----------   -----------   --------
Revenues:
   Third party customers ..........   $    15,546   $     4,375   $ 19,921   $    13,545   $     2,688   $ 16,233
   Affiliate customers ............         4,301            --      4,301         4,053            --      4,053
                                      -----------   -----------   --------   -----------   -----------   --------
     Total revenues ...............        19,847         4,375     24,222        17,598         2,688     20,286
Operating expenses ................         7,412         1,145      8,557         7,177           943      8,120
Depreciation and amortization .....         2,744           164      2,908         2,944           162      3,106
Affiliate general and
   administrative expenses ........         2,677           551      3,228         2,016           267      2,283
                                      -----------   -----------   --------   -----------   -----------   --------
Segment profit ....................   $     7,014   $     2,515   $  9,529   $     5,461   $     1,316   $  6,777
                                      ===========   ===========   ========   ===========   ===========   ========

Total assets ......................   $   362,073   $    33,320   $395,393   $   310,638   $    23,845   $334,483
                                      ===========   ===========   ========   ===========   ===========   ========

4. RELATED PARTY TRANSACTIONS

     Beginning with the closing date of the IPO, the General Partner, through provisions included in the omnibus agreement, has limited the amount of general and administrative costs charged to the Partnership. The additional general and administrative costs incurred by the General Partner, but not charged to the Partnership, totaled $2.8 million for the three months ended March 31, 2002 and $0.5 million for the period February 10, 2001 through March 31, 2001.

5. LONG-TERM DEBT

    Long-term debt and available borrowing capacity at March 31, 2002, were $148.0 million and $27.0 million, respectively. At March 31, 2002, the Partnership had a $175.0 million bank credit facility. The credit facility was comprised of a $90.0 million term loan facility and an $85.0 million revolving credit facility, which includes a $73.0 million acquisition sub-facility and a $12.0 million working capital sub-facility. On February 9, 2001, the OLP borrowed $90.0 million under the term loan facility and $0.1 million under the acquisition sub-facility. The $0.1 million borrowed under the acquisition sub-facility was repaid in July 2001. In June 2001, the Partnership borrowed $29.5 million under the acquisition sub-facility to fund the purchase of two terminals in Little Rock, Arkansas from TransMontaigne, Inc. In October 2001, the Partnership borrowed $20.0 million to fund the acquisition of the Gibson, Louisiana terminal from Geonet Gathering, Inc. In January 2002, the Partnership borrowed $8.5 million to fund the acquisition of a pipeline from Aux Sable Liquid Products L.P.

    The credit facility's term extends through February 5, 2004, with all amounts due at that time. Borrowings under the credit facility carry an interest rate equal to the Eurodollar rate plus a spread from 1.0 percent to 1.5 percent, depending on the OLP's leverage ratio. Interest is also assessed on the unused portion of the credit facility at a rate from 0.2 percent to 0.4 percent, depending on the OLP's leverage ratio. The OLP's leverage ratio is defined as the ratio of consolidated total debt to consolidated earnings before interest, income taxes, depreciation and amortization for the period of the four fiscal quarters ending on such date. Closing fees associated with the initiation of the credit facility were $0.9 million, which are being amortized over the life of the facility. The average interest rates at March 31, 2002 and 2001 were 3.3 percent and 6.5 percent, respectively, on the credit facility.

6. COMMITMENTS AND CONTINGENCIES

     WES has agreed to indemnify the Partnership against any covered environmental losses, up to $15.0 million, relating to assets it contributed to the Partnership that arose prior to February 9, 2001, that become known within three years after February 9, 2001, and that exceed all amounts recovered or recoverable by the Partnership under contractual indemnities from third parties or under any applicable insurance policies. Covered environmental losses are those non-contingent terminal and ammonia system environmental losses, costs, damages and expenses suffered or incurred by the Partnership arising from correction of violations of, or performance of remediation required by, environmental laws in effect at February 9, 2001, due to events and conditions associated with the operation of the assets and occurring before February 9, 2001.

     Estimated liabilities for environmental costs were $5.3 million and $5.4 million at March 31, 2002 and December 31, 2001, respectively. Management estimates that expenditures associated with these environmental remediation liabilities will be paid over the next two to five years. Receivables associated with these environmental liabilities of $5.1 million at March 31, 2002 and December 31, 2001 have been recognized as recoverable from affiliates and third parties. These estimates, provided on an undiscounted basis, were determined based primarily on data provided by a third-party environmental evaluation service. These liabilities have been classified as current or non-current based on management's estimates regarding the timing of actual payments.

     In conjunction with the 1999 acquisition of the Gulf Coast marine terminals from Amerada Hess Corporation ("Hess"), Hess has disclosed to the Partnership all suits, actions, claims, arbitrations, administrative, governmental investigation or other legal proceedings pending or threatened, against or related to the assets acquired by the Partnership, which arise under environmental law. Hess agreed to indemnify the Partnership through July 30, 2014 against all known and required environmental remediation costs at the Corpus Christi and Galena Park, Texas marine terminal facilities from any matters related to pre-acquisition actions. Also, in the event that any pre-acquisition releases of hazardous substances at the Partnership's Corpus Christi and Galena Park, Texas and Marrero, Louisiana marine terminal facilities are identified by the Partnership prior to July 30, 2004, the Partnership will be liable for the first $2.5 million of environmental liabilities, Hess will be liable for the next $12.5 million of losses, and the Partnership will assume responsibility for any losses in excess of $15.0 million. Hess has indemnified the Partnership for a variety of pre-acquisition fines and claims that may be imposed or asserted against the Partnership under certain environmental laws. At both December 31, 2001 and December 31, 2000, the Partnership had accrued $0.6 million for costs that may not be recoverable under Hess' indemnification.

     During 2001, the Partnership recorded an environmental liability of $2.6 million at its New Haven, Connecticut facility, which was acquired in September 2000. This liability was based on third-party environmental engineering estimates completed as part of a Phase II environmental assessment, routinely required by the State of Connecticut to be conducted by the purchaser following the acquisition of a petroleum storage facility. The Partnership will complete a Phase III environmental assessment at this facility during the second or third quarter of 2002, and the environmental liability could change materially based on this more thorough analysis. The seller of these assets agreed to indemnify the Partnership for certain of these environmental liabilities. In addition, the Partnership purchased insurance for up to $25.0 million of environmental liabilities associated with these assets, which carries a deductible of $0.3 million. Any environmental liabilities at this location not covered by the seller's indemnity and not covered by insurance are covered by the WES environmental indemnifications to the Partnership, subject to the $15.0 million limitation.

     WNGL will indemnify the Partnership for right-of-way defects or failures in the ammonia pipeline easements for 15 years after the initial public offering closing date. WES has also indemnified the Partnership for right-of-way defects or failures associated with the marine terminal facilities at Galena Park, Corpus Christi and Marrero for 15 years after the initial public offering closing date.

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

7. RESTRICTED UNITS

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

     In April 2001, the General Partner issued grants of 92,500 restricted units, which are also referred to as phantom units, to certain key employees associated with the Partnership's initial public offering in February 2001. These one-time initial public offering phantom units will vest over a 34-month period ending on February 9, 2004, and are subject to forfeiture if employment is terminated prior to vesting. These units are subject to early vesting if the Partnership achieves certain performance measures. The Partnership achieved the first of two performance measures in February 2002 and as a result, 46,250 of the phantom units vested, resulting in a charge to compensation expense of approximately $1.0 million. The Partnership recognized additional compensation expense of $0.2 million related to the remaining non-vested units associated with these grants in the three months ended March 31, 2002. The fair market value of the phantom units associated with this grant was $2.8 million on the grant date.

     In April 2001, the General Partner issued grants of 64,200 phantom units associated with the annual incentive compensation plan. The actual number of units that will be awarded under this grant will be determined by the Partnership on February 9, 2004. At that time, the Partnership will assess whether certain performance criteria have been met and determine the number of units that will be awarded, which could range from zero units up to a total of 128,400 units. These units are also subject to forfeiture if employment is terminated prior to February 9, 2004. These awards do not have an early vesting feature. The Partnership recognized $0.4 million of deferred compensation expense associated with these awards for the three months ended March 31, 2002. The fair market value of the phantom units associated with this grant was $5.0 million on March 31, 2002.

8. DISTRIBUTIONS

    Distributions paid by the Partnership during 2001 and 2002 are as follows:

                              Date
                              Cash             Per Unit Cash            Total
                          Distribution          Distribution            Cash
                              Paid                 Amount           Distribution
                          ------------         -------------        ------------
                            05/15/01(a)           $0.2920           $3.4 million
                            08/14/01              $0.5625           $6.5 million
                            11/14/01              $0.5775           $6.7 million
                            02/14/02              $0.5900           $6.9 million
                            05/15/02(b)           $0.6125           $7.2 million

     (a) This distribution represented the prorated minimum quarterly distribution for the 50-day period following the initial public offering closing date, which included February 10, 2001 through March 31, 2001.

     (b) The General Partner declared this cash distribution on April 22, 2002 to be paid on May 15, 2002, to unitholders of record at the close of business on May 2, 2002.

9. NET INCOME PER UNIT

      The following table provides details of the basic and diluted net income per unit computations (in thousands, except per unit amounts):

                                                          FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                                          ------------------------------------------
                                                            INCOME          UNITS         PER UNIT
                                                          (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                          ------------   ------------   ------------
Limited partners' interest in net income ..............   $      8,265

Basic net income per common and subordinated unit .....   $      8,265         11,359   $       0.73

Effect of dilutive restrictive unit grants ............             --             48          (0.01)
                                                          ------------   ------------   ------------

Diluted net income per common and subordinated unit ...   $      8,265         11,407   $       0.72
                                                          ============   ============   ============

    Units reported as dilutive securities are related to restricted unit grants associated with the one-time initial public offering award (see Note 7).

10. SUBSEQUENT EVENTS

    On April 11, 2002, the Partnership acquired Williams Pipe Line Company, LLC ("Williams Pipe Line"), which owns a 6,700-mile refined petroleum products pipeline with 39 related storage and distribution terminal assets, from a subsidiary of Williams for approximately $1.0 billion. The Partnership remitted to WES cash consideration in the amount of $674.4 million and WES retained $15.0 million of Williams Pipe Line's receivables. The $310.6 million balance of the purchase price consisted of $304.4 million of Class B units representing limited partner interests in the Partnership and the contribution to the Partnership by Williams GP LLC of $6.2 million to maintain its 2.0 percent general partner interest. To initially fund the acquisition, the Partnership borrowed $700.0 million under a six-month loan from a group of financial institutions consisting of Bank of America, N.A., Citibank, N.A., J.P. Morgan Chase Bank, Lehman Brothers Inc. and Merrill Lynch Credit Corporation. From these funds, the Partnership paid transaction fees and costs of $10.6 million, remitted $674.4 million to WES and retained $15.0 million for working capital requirements. The Partnership expects to replace this interim financing in the future with permanent financing in the form of additional equity and long-term debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto. Williams Energy Partners L.P. is a Delaware limited partnership formed by The Williams Companies, Inc. ("Williams") to own, operate and acquire a diversified portfolio of complementary energy assets. We are principally engaged in the transportation, storage and distribution of refined petroleum products and ammonia. Our asset portfolio as of March 31, 2002 consisted of:

     -    five marine terminal facilities;

     -    25 inland terminals (some of which are partially owned); and

     -    an ammonia pipeline system.

    Most of these assets were acquired and owned by several wholly owned subsidiaries of Williams prior to our initial public offering. Upon the closing of our initial public offering on February 9, 2001, these assets were transferred to us, including the related liabilities. The following discussion has been prepared as if the assets were operated as a stand-alone business throughout the periods presented.

RECENT DEVELOPMENTS

    On April 22, 2002, our General Partner declared an increase in the quarterly cash distribution from $0.59 to $0.6125 per common and subordinated unit, representing a 3.8 percent increase over the previous quarter's distribution and a 16.7 percent increase since our initial public offering in February 2001. The distribution increase is for the period of January 1 through March 31, 2002. The distribution will be paid on May 15, 2002 to unitholders of record at the close of business on May 2, 2002.

    On April 11, 2002, we acquired Williams Pipe Line Company, LLC from a subsidiary of Williams for approximately $1.0 billion. Williams Pipe Line Company, LLC owns the Williams Pipe Line system, which consists of a 6,700-mile refined petroleum products pipeline with 39 related storage and distribution terminal assets. The Partnership remitted to Williams Energy Services cash consideration in the amount of $674.4 million and Williams Energy Services retained $15.0 million of Williams Pipe Line's receivables. The $310.6 million balance of the purchase price consisted of $304.4 million of Class B units representing limited partner interests in the Partnership and the contribution to us by Williams GP LLC of $6.2 million to maintain its 2 percent general partner interest. To initially fund the acquisition, we borrowed $700.0 million under a six-month loan from a group of financial institutions consisting of Bank of America, N.A., Citibank, N.A., J.P. Morgan Chase Bank, Lehman Brothers Inc. and Merrill Lynch Credit Corporation. From these funds, we paid transaction fees and costs of $10.6 million, remitted $674.4 million to Williams and retained $15.0 million for working capital requirements. We expect to replace this interim financing in the future with permanent financing in the form of additional equity and long-term debt.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO MARCH 31, 2001

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                 -------------------
                                                                                   2002       2001
                                                                                 --------   --------
                                                                                     (MILLIONS)
FINANCIAL HIGHLIGHTS
Revenues:
     Petroleum products terminals .............................................  $   19.8   $   17.6
     Ammonia pipeline system ..................................................       4.4        2.7
                                                                                 --------   --------
          Total revenues ......................................................      24.2       20.3

Operating expenses:
     Petroleum products terminals .............................................       7.5        7.2
     Ammonia pipeline system ..................................................       1.1        0.9
                                                                                 --------   --------
          Total operating expenses ............................................       8.6        8.1
                                                                                 --------   --------
          Total operating margin ..............................................  $   15.6   $   12.2
                                                                                 ========   ========


OPERATING STATISTICS
Petroleum products terminals:
     Marine terminal facilities:
          Average storage capacity utilized per month (barrels in millions) ...      16.0       15.2
          Throughput (barrels in millions) (a) ................................       5.0        3.3
     Inland terminals:
          Throughput (barrels in millions) ....................................      13.9       11.7
Ammonia pipeline system:
     Volume shipped (tons in thousands) .......................................       257        160

----------

(a) For the three months ended March 31, 2002, represents throughput at the Gibson and New Haven marine facilities. As the Gibson facility was acquired in October 2001, the three months ended March 31, 2001 represents throughput at the New Haven facility only.

     Combined revenues for the three months ended March 31, 2002 were $24.2 million compared to $20.3 million for the three months ended March 31, 2001, an increase of $3.9 million, or 19 percent. This increase was a result of:

     o an increase in petroleum products terminals revenues of $2.2 million, or 13 percent, due to the following:

      -- an increase in the marine terminal facilities revenues of $1.1 million, from $14.2 million to $15.3 million. This increase is primarily attributable to the addition of the Gibson facility that was acquired in October 2001. Included in this revenue is a $0.9 million increase, from $2.2 million in 2001 to $3.1 million in 2002, from Williams Energy Marketing & Trading Company, an affiliate of our General Partner that utilizes our facilities in connection with its trading business; and

      -- an increase in inland terminal revenues of $1.1 million, from $3.4 million to $4.5 million. Revenues increased primarily due to the June 2001 acquisition of two Little Rock inland terminals and the initiation of jet fuel service to Dallas Love Field, partially offset by lower throughput volumes at several of our other inland terminals due to unfavorable market conditions. Included in this revenue is a $0.7 million decrease, from $1.9 million in 2001 to $1.2 million in 2002, from Williams Refining & Marketing, L.L.C. and Williams Energy Marketing & Trading Company, affiliates of our General Partner that utilize our facilities in connection with their trading businesses;

     o an increase in ammonia pipeline system revenues of $1.7 million, or 63 percent, primarily due to a 97,000 ton, or 61 percent, increase in ammonia shipped through our pipeline. Natural gas is the primary component for the production of ammonia. As the price of natural gas has declined to more historical levels, our customers have elected to produce and ship more ammonia through our pipeline. In addition, tariffs increased by $0.36 per ton, from a weighted-average tariff of $16.18 per ton for 2001 compared to $16.54 per ton for 2002. The increase in the weighted-average tariff resulted from the 2001 mid-year indexing adjustment allowed under the transportation agreements.

     Operating expenses for the three months ended March 31, 2002 were $8.6 million compared to $8.1 million for the three months ended March 31, 2001, an increase of $0.5 million, or 6 percent. This increase was a result of:

     o an increase in petroleum products terminals expenses of $0.3 million, or 4 percent, due to:

       -- marine terminal facilities expenses increased $0.1 million from $5.1 million in first quarter 2001 to $5.2 million in 2002 due to the addition of the Gibson facility in October 2001. Higher property taxes at New Haven were offset by reduced utility costs at the Gulf Coast facilities; and

       -- inland terminal expenses increased $0.2 million from $2.1 million for the three months ended March 2001 to $2.3 million for the same period in 2002. These increased expenses were principally due to the acquisition of the Little Rock terminals in June 2001;

     o an increase in ammonia pipeline system expenses of $0.2 million primarily due to higher property taxes and increased costs associated with greater volume shipments.

     Depreciation and amortization expenses for the three months ended March 31, 2002 were $2.9 million compared to $3.1 million for the three months ended March 31, 2001, a decrease of $0.2 million, or 6 percent. This decrease was primarily due to adjustments resulting from asset reclassifications in the first quarter of 2001, partially offset by an increase in depreciation expense due primarily to acquisitions.

     General and administrative expenses for the three months ended March 31, 2002 were $3.2 million compared to $2.3 million for the three months ended March 31, 2001, an increase of $0.9 million, or 39 percent. General and administrative expenses are allocated from Williams as defined by the omnibus agreement. For 2002, these expense allocations were limited to $1.7 million per quarter plus actual incentive compensation expenses related to Williams Energy Partners' performance. The amount of general and administrative expenses incurred by the General Partner but not allocated to us was $2.8 million for the three months ended March 31, 2002. Incentive compensation costs associated with our long-term incentive plan are specifically excluded from the expense limitation and were $1.5 million during the three months ended March 31, 2002. The current quarter incentive compensation costs included a $1.0 million charge associated with the early vesting of a portion of the phantom units issued to key employees at the time of our initial public offering. The early vesting was triggered as a result of our growth in cash distributions paid to unitholders. The limit on general and administrative expense that can be charged by our General Partner to us will continue to be adjusted in the future to reflect additional general and administrative expenses associated with completed acquisitions.

     Interest expense for the three months ended March 31, 2002 was $0.9 million compared to $2.7 million for the three months ended March 31, 2001. The decline in interest expense was primarily related to the partial payment and cancellation of an affiliate note in connection with the closing of the initial public offering on February 9, 2001. In addition, the average interest rate on borrowings has declined from 6.5 percent at March 31, 2001 to 3.3 percent at March 31, 2002.

    We do not pay income taxes because we are a partnership. We primarily based our income tax rate of 38 percent for our pre-IPO earnings in 2001 upon the effective income tax rate for Williams. The effective income tax rate exceeds the U.S. federal statutory income tax rate primarily due to state income taxes.

     Net income for the three months ended March 31, 2002, was $8.5 million compared to $3.9 million for the three months ended March 31, 2001, an increase of $4.6 million, or 118 percent. The operating margin increased by $3.4 million during the period, largely as a result of the acquisitions of the Little Rock and Gibson facilities and increased volumes on the ammonia system. In addition, general and administrative expenses increased by $0.9 million while depreciation and interest expenses decreased by $2.0 million.

Income taxes declined by $0.2 million as a result of the elimination of income taxes after the close of our initial public offering on February 9, 2001.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS AND CAPITAL EXPENDITURES

    Net cash provided by operating activities for the three months ended March 31, 2002 was $3.5 million compared to $6.5 million for the three months ended March 31, 2001. The $3.0 million decrease in cash from 2001 to 2002 was primarily a result of a decrease in affiliate accounts payable due to the payment of the outstanding amounts owed to Williams for payroll and other general and administrative functions performed by our affiliate for us. This cash decline was partially offset by the growth of our net income before non-cash expenses such as depreciation and deferred compensation. Acquisitions and enhanced operations of our initial assets increased operating margins between these periods.

    Net cash used by investing activities for the three months ended March 31, 2002 and 2001 was $12.8 million and $1.8 million, respectively. Investing activities in 2002 include $8.9 million for the purchase of the natural gas liquids pipeline from Aux Sable Liquid Products L.P. ("Aux Sable") that was effective December 2001. Maintenance capital for the period ended March 31, 2002 was $4.0 million, compared with $1.4 million during 2001. Please see Capital Requirements below for more discussion of capital expenditures.

    Net cash provided by financing activities for the three months ended March 31, 2002 and 2001 was $3.6 million and $8.0 million, respectively. The cash provided for the first three months of 2002 principally involved borrowings for the purchase of the pipeline from Aux Sable, partially offset by distributions paid to unitholders. The cash inflow in the first three months of 2001 is primarily comprised of proceeds from equity and debt issued at the time of our initial public offering, partially offset by payments on our affiliate note payable.

CAPITAL REQUIREMENTS

    The transportation, storage and distribution business requires continual investment to upgrade or enhance existing operations and to ensure compliance with safety and environmental regulations. The capital requirements of our business have consisted, and we expect them to continue to consist, primarily of:

    - maintenance capital expenditures, such as those required to maintain equipment reliability and safety and to address environmental regulations; and

    - expansion capital expenditures to acquire additional complementary assets to grow our business and to expand or upgrade our existing facilities, such as projects that increase storage or throughput volumes.

    Williams has agreed to reimburse us for maintenance capital in excess of $4.9 million per year during 2001 and 2002 on the assets initially included in the initial public offering up to a combined maximum reimbursement of $15.0 million. During 2001, we incurred $3.9 million of maintenance capital costs in excess of the $4.9 million limit agreement with Williams. The total amount we expect to spend on maintenance capital for these assets in 2002 is $16.0 million. Through March 2002, our maintenance capital expenditures were $4.0 million. After we spend an additional $0.9 million for maintenance capital in 2002, Williams will reimburse us over the remainder of this fiscal year up to $11.1 million. Excluding reimbursements from Williams, all maintenance capital expenditures are funded through cash from operating activities.

    In addition to maintenance capital, we are also planning to incur expansion and upgrade capital expenditures at our existing facilities including pipeline connections and construction of additional tankage. The total amount we plan to spend for expansion is approximately $7.0 million in 2002, not including capital needs associated with acquisition opportunities. We expect to fund our capital expenditures, including any acquisitions, from:

     o    cash provided by operations;

     o borrowings under the revolving credit facility discussed below and other borrowings; and

     o    issuance of additional common and other classes of equity units.

LIQUIDITY

    Subsequent to the closing of our initial public offering, we have relied on cash generated from internal operations as our primary source of funding for uses other than expansion capital expenditures. Additional funding requirements are met by a $175.0 million credit facility, which expires on February 5, 2004. This credit facility is comprised of a $90.0 million term loan and an $85.0 million revolving credit facility. The revolving credit facility is comprised of a $73.0 million acquisition sub-facility and a $12.0 million working capital sub-facility. As of March 31, 2002, $15.0 million was available under the acquisition sub-facility and $12.0 million was available under the working capital sub-facility.

    The credit facility contains various operational and financial covenants. Management believes that we are in compliance with all of these covenants.

NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement retains the basic framework of SFAS No. 121, resolves certain implementation issues of SFAS No. 121, extends applicability to discontinued operations and broadens the presentation of discontinued operations to include a component of an entity. The Statement is to be applied prospectively and is effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted this standard in January 2002. The Statement had no initial impact on our results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes accounting and reporting standards for business combinations and requires all business combinations to be accounted for by the purchase method. The Statement is effective for all business combinations for which the date of acquisition is July 1, 2001 or later. SFAS No. 142 addresses accounting and reporting standards for goodwill and other intangible assets. Under this Statement, goodwill and intangible assets with indefinite useful lives will no longer be amortized but will be tested annually for impairment. The Statement becomes effective for all fiscal years beginning after December 15, 2001. We have applied the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002. Based on the amount of goodwill recorded as of December 31, 2001, application of the non-amortization provision of the Statement resulted in a decrease to amortization expense in the first quarter of 2002 of approximately $0.2 million.

RELATED PARTY TRANSACTIONS

         Williams Energy Marketing & Trading Company and Williams Refining & Marketing, L.L.C., subsidiaries of Williams and affiliates of ours, are significant customers at our petroleum products terminals, representing 12.8 percent and 4.9 percent, respectively, of our total revenues for the quarter ended March 31, 2002. The principal business of Williams Energy Marketing & Trading is energy marketing and trading. Williams Refining & Marketing primarily owns and operates a refinery in Memphis, Tennessee, but also engages in the purchase and sale of crude and refined petroleum products. We have entered into a number of commercial agreements with affiliates. These agreements vary depending upon location and the types of services provided. A summary of the significant agreements follows:

     Inland Terminal Use and Access Agreements. We have entered into several agreements with Williams Energy Marketing & Trading and Williams Refining & Marketing for the access and utilization of our inland terminal facilities. The services provided under these agreements include the receipt and delivery of refined petroleum products via connecting pipelines, tank trucks or transport terminals. Additional services include product handling, storage and additive injection. These agreements establish a fixed fee at which these services are provided at rates consistent with those we charge to non-affiliated entities. A majority of these contracts have a term of one year and are renewed on an annual basis

     Products Terminalling Agreement for our Galena Park, Texas Marine Terminal Facility. We have entered into an agreement with Williams Energy Marketing & Trading to provide approximately 2.5 million barrels of storage and to provide other ancillary services at our Galena Park, Texas marine terminal facility. Because the storage fees are fixed and the storage capacity is already committed, revenues fluctuate only to the extent other ancillary services are utilized. The primary services provided include receipt and delivery of refined petroleum products and blendstocks via marine vessel, pipeline, tank truck or other customers within the terminal facility. Upon the request of Williams Energy Marketing & Trading, we provide gasoline-blending services to their product at an additional cost. The prices we charge under this agreement are consistent with those we charge to non-affiliated entities. The agreement extends until September 30, 2004, at which time the agreement may be renewed on a monthly basis.

     Products Terminalling Agreement for Galena Park, Texas Marine Terminal Facility. We entered an agreement with Williams Energy Marketing & Trading to provide up to 0.1 million barrels of storage at our Galena Park facility and to provide other ancillary services including blending and tank heating services. The primary services we provide include receipt and delivery of refined petroleum products and blendstocks at Galena Park. The prices charged under this agreement are consistent with those charged to non-affiliated entities.

     Products Terminalling Agreement for the Gibson, Louisiana Marine Terminal Facility. We have entered into an agreement to provide Williams Energy Marketing & Trading with capacity utilization rights to substantially all of the capacity of the Gibson, Louisiana terminal for nine years starting November 1, 2001. This agreement provides for the delivery of crude oil and condensate to our terminal by barge, truck and pipeline where we then provide storage, blending and throughput services. Williams Energy Marketing & Trading has committed to utilize primarily all of the capacity at our facility at a fixed rate that is consistent with rates charged by other service providers for similar services at other locations and will only increase approximately 1 percent per year or when volumes exceed predetermined levels. As a result, the revenues we receive should not vary as long as the services we provide do not fall below certain performance standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Williams Energy Partners currently does not engage in interest rate, foreign currency exchange rate or commodity price-hedging transactions.

    Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk. Debt we incur under our credit facility bears variable interest based on the Eurodollar rate. If the Eurodollar rate changed by 0.125 percent, our annual debt coverage obligations associated with the $148.0 million of outstanding borrowings under the credit facility at March 31, 2002 would change by approximately $0.2 million. Unless interest rates change significantly in the future, our exposure to interest rate market risk is minimal.

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

     o    Changes in demand for storage in our petroleum products terminals;

     o Changes in the throughput on petroleum products pipelines owned and operated by third parties and connected to our petroleum products terminals;

     o Loss of Williams Energy Marketing & Trading or Williams Refining & Marketing as customers;

     o Loss of one or all of our three customers on our ammonia pipeline system;

     o An increase in the price of natural gas, which increases ammonia production costs and could reduce the amount of ammonia transported through our ammonia pipeline system;

     o Changes in the federal government's policy regarding farm subsidies, which could negatively impact the demand for ammonia and reduce the amount of ammonia transported through our ammonia pipeline system;

     o An increase in the competition our petroleum products terminals and ammonia pipeline system encounter;

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

     o    The ability to manage rapid growth; and

     o    The ability to control costs.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     No material litigation has been filed against the Partnership during the three months ended March 31, 2002, and there have been no material changes in legal proceedings previously disclosed.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the quarter ended March 31, 2002, the Partnership did not issue any equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     On April 11, 2002, the Partnership acquired all of the membership interests of Williams Pipe Line for approximately $1.0 billion. Williams Pipe Line is a subsidiary of Williams and an affiliate company of the Partnership. Because of our affiliate relationship with Williams Pipe Line, the transaction was between entities under common control and, as such, was accounted for similarly to a pooling of interest. Accordingly, the following consolidated financial statements and notes have been restated to reflect the historical results of operations, financial position and cash flows of the companies on a combined basis throughout the periods presented.

                          WILLIAMS ENERGY PARTNERS L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
               RESTATED TO INCLUDE WILLIAMS PIPE LINE COMPANY, LLC
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                        ----------------------
                                                                                          2002         2001
                                                                                        ---------    ---------
Transportation and terminalling revenues:
   Third party ......................................................................   $  73,261    $  71,880
   Affiliate ........................................................................       7,569        5,924
Product sales revenues:
   Third party ......................................................................       6,117       14,886
   Affiliate ........................................................................      15,491       14,606
Affiliate construction and management fee revenues ..................................         210          380
                                                                                        ---------    ---------
     Total revenues .................................................................     102,648      107,676
Costs and expenses:
   Operating ........................................................................      33,066       37,355
   Product purchases ................................................................      18,409       27,844
   Depreciation and amortization ....................................................       8,964        9,041
   General and administrative .......................................................      13,457       10,578
                                                                                        ---------    ---------
     Total costs and expenses .......................................................      73,896       84,818
                                                                                        ---------    ---------
Operating profit ....................................................................      28,752       22,858
Interest expense:
   Affiliate interest expense .......................................................         407        4,151
   Other interest expense ...........................................................         906          835
Interest income .....................................................................        (550)        (729)
Other income ........................................................................        (953)        (211)
                                                                                        ---------    ---------
Income before income taxes ..........................................................      28,942       18,812
Provision for income taxes ..........................................................       7,816        5,759
                                                                                        ---------    ---------
Net income ..........................................................................   $  21,126    $  13,053
                                                                                        =========    =========

Allocation of net income:
   Portion applicable to the period January 1 through February 9, 2001 ..............   $      --    $     304
   Portion applicable to partnership interests for the period January 1 through
     March 31, 2002 and February 10 through March 31, 2001 ..........................       8,507        3,600
   Portion applicable to Williams Pipe Line .........................................      12,619        9,149
                                                                                        ---------    ---------
     Net income .....................................................................   $  21,126    $  13,053
                                                                                        =========    =========

General partner's interest in net income applicable to the three months ended
   March 31, 2002 and the period February 10 through March 31, 2001 .................   $     242    $      72
                                                                                        ---------    ---------

Limited partners' interest in net income applicable to the three months ended
   March 31, 2002 and the period February 10 through March 31, 2001 .................   $   8,265    $   3,528
                                                                                        =========    =========

Basic net income per limited partner unit ...........................................   $    0.73    $    0.31
                                                                                        =========    =========

Weighted average number of limited partner units outstanding used for basic net
   income per unit calculation ......................................................      11,359       11,359
                                                                                        =========    =========

Diluted net income per limited partner unit .........................................   $    0.72    $    0.31
                                                                                        =========    =========

Weighted average number of limited partner units outstanding used for diluted
   net income per unit calculation ..................................................      11,407       11,359
                                                                                        =========    =========


                             See accompanying notes.

                          WILLIAMS ENERGY PARTNERS L.P.
                           CONSOLIDATED BALANCE SHEETS
               RESTATED TO INCLUDE WILLIAMS PIPE LINE COMPANY, LLC
                                 (IN THOUSANDS)


                                                                                    MARCH 31,   DECEMBER 31,
                                                                                   ----------   ------------
                                                                                      2002          2001
                                                                                   ----------   ------------
                                                                                   (UNAUDITED)
                                   ASSETS

Current assets:
   Cash and cash equivalents ...................................................   $    8,150   $     13,837
   Accounts receivable (less allowance for doubtful accounts of $461 and
     $510 at March 31, 2002 and December 31, 2001) .............................       20,896         18,157
   Other accounts receivable ...................................................        9,225         10,754
   Affiliate accounts receivable ...............................................        2,369          6,386
   Inventory ...................................................................       16,075         21,057
   Deferred income taxes - affiliate ...........................................        1,690          1,690
   Other current assets ........................................................        4,993          3,185
                                                                                   ----------   ------------
     Total current assets ......................................................       63,398         75,066
Property, plant and equipment, at cost .........................................    1,347,215      1,338,393
   Less: accumulated depreciation ..............................................      383,482        374,653
                                                                                   ----------   ------------
     Net property, plant and equipment .........................................      963,733        963,740
Goodwill (less amortization of $145) ...........................................       22,429         22,282
Other intangibles (less amortization of $327 and $310 at March 31, 2002 and
   December 31, 2001) ..........................................................        2,622          2,639
Long-term affiliate receivables ................................................       23,461         21,296
Long-term receivables ..........................................................       11,890          8,809
Other noncurrent assets ........................................................        6,998         10,727
                                                                                   ----------   ------------
   Total assets ................................................................   $1,094,531   $  1,104,559
                                                                                   ==========   ============

                      LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable ............................................................   $    9,423   $     12,636
   Affiliate accounts payable ..................................................       18,141         10,157
   Affiliate income taxes payable ..............................................       11,183          8,544
   Accrued affiliate payroll and benefits ......................................        2,483          4,606
   Accrued taxes other than income .............................................       10,220          9,948
   Accrued interest payable ....................................................          169            277
   Environmental liabilities ...................................................        8,500          8,650
   Deferred revenue ............................................................        4,658          5,103
   Other current liabilities ...................................................        7,687          8,503
   Acquisition payable .........................................................           --          8,853
                                                                                   ----------   ------------
     Total current liabilities .................................................       72,464         77,277
Long-term debt .................................................................      148,000        139,500
Long-term affiliate note payable ...............................................      108,392        138,172
Long-term affiliate payable ....................................................        1,112          1,262
Other deferred liabilities .....................................................        1,028          1,127
Deferred income taxes ..........................................................      148,164        147,029
Environmental liabilities ......................................................        8,260          8,260
Minority interest ..............................................................           --          2,250
Commitments and contingencies
Partners' capital ..............................................................      607,111        589,682
                                                                                   ----------   ------------
     Total liabilities and partners' capital ...................................   $1,094,531   $  1,104,559
                                                                                   ==========   ============

                             See accompanying notes.

                          WILLIAMS ENERGY PARTNERS L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               RESTATED TO INCLUDE WILLIAMS PIPE LINE COMPANY, LLC
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         -----------------------------
                                                                                           2002                 2001
                                                                                         --------             --------
Operating Activities:
   Net income ........................................................................   $ 21,126             $ 13,053
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ...................................................      8,964                9,041
     Debt issuance costs amortization ................................................         95                   --
     Deferred compensation expense ...................................................        998                   --
     Deferred income taxes ...........................................................      1,135                1,219
     Gain on sale of assets ..........................................................     (1,017)                  --
     Changes in components of operating assets and liabilities:
       Accounts receivable and other accounts receivable .............................     (1,210)              10,861
       Affiliate accounts receivable .................................................      4,017               15,812
       Inventories ...................................................................      4,982               (6,769)
       Accounts payable ..............................................................     (3,213)              (3,328)
       Affiliate accounts payable ....................................................      5,902                6,345
       Accrued income taxes due affiliate ............................................      2,639                 (721)
       Accrued affiliate payroll and benefits ........................................     (2,123)              (3,135)
       Accrued taxes other than income ...............................................        272                5,695
       Accrued interest payable ......................................................       (108)                  --
       Current and noncurrent environmental liabilities ..............................       (150)                 843
       Other current and noncurrent assets and liabilities ...........................     (4,907)                 780
                                                                                         --------             --------
         Net cash provided by operating activities ...................................     37,402               49,696

Investing Activities:
   Additions to property, plant and equipment ........................................     (9,110)              (8,901)
   Purchase of business ..............................................................     (8,854)                  --
   Proceeds from sale of assets ......................................................      1,041                   --
   Other .............................................................................         --                  (66)
                                                                                         --------             --------
     Net cash used by investing activities ...........................................    (16,923)              (8,967)

Financing Activities:
   Distributions paid ................................................................     (6,861)                  --
   Borrowings under credit facility ..................................................      8,500               90,100
   Capital contributions by affiliate ................................................      1,975                2,737
   Sales of common units to public (less underwriters' commissions and payment of
     formation costs) ................................................................         --               89,362
   Debt placement costs ..............................................................         --                 (909)
   Redemption of 600,000 common units from affiliate .................................         --              (12,060)
   Payments on affiliate note payable ................................................    (29,780)            (202,515)
   Cash advances from affiliate ......................................................         --                5,226
                                                                                         --------             --------
     Net cash used by financing activities ...........................................    (26,166)             (28,059)
                                                                                         --------             --------

Change in cash and cash equivalents ..................................................     (5,687)              12,670
Cash and cash equivalents at beginning of period .....................................     13,837                   10
                                                                                         --------             --------
Cash and cash equivalents at end of period ...........................................   $  8,150             $ 12,680
                                                                                         ========             ========

Supplemental non-cash investing and financing transactions:

   Contributions by affiliate of predecessor company deferred income tax liability ...         --               13,789

   Contribution of long-term debt to Partnership capital .............................         --               59,695
                                                                                         --------             --------
     Total ...........................................................................   $     --             $ 73,484
                                                                                         ========             ========

                             See accompanying notes.

                          WILLIAMS ENERGY PARTNERS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               RESTATED TO INCLUDE WILLIAMS PIPE LINE COMPANY, LLC

1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying financial statements of Williams Energy Partners L.P. (the "Partnership"), which include Williams Pipe Line Company, LLC ("Williams Pipe Line"), which are unaudited, except for the Balance Sheet as of December 31, 2001 which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly the Partnership's financial position as of March 31, 2002 and the results of operations for the three month periods ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

     On April 11, 2002, the Partnership acquired all of the membership interests of Williams Pipe Line for approximately $1.0 billion. Williams Pipe Line is a subsidiary of Williams and an affiliate company of the Partnership. Because of our affiliate relationship with Williams Pipe Line, the transaction was between entities under common control and, as such, will be accounted for similarly to a pooling of interest. Accordingly, the following consolidated financial statements and notes have been restated to reflect the historical results of operations, financial position and cash flows of the companies on a combined basis throughout the periods presented. Williams Pipe Line's operations are reported as a separate operating segment of the Partnership.

    The historical results for Williams Pipe Line include income and expenses and assets and liabilities that were conveyed to and assumed by an affiliate of Williams Pipe Line prior to its acquisition by the Partnership. The assets principally include Williams Pipe Line's interest in and agreements related to Longhorn Partners Pipeline ("Longhorn"), a discontinued refinery site at Augusta, Kansas and the ATLAS 2000 software system. The liabilities principally include the environmental liabilities associated with the discontinued refinery site in Augusta, Kansas and the current and deferred income taxes and affiliate note payable. The current and deferred income taxes and the affiliate note payable were contributed to the Partnership in form of a capital contribution by an affiliate of The William Companies, Inc. ("Williams"). The income and expenses associated with Longhorn will not be included in the future financial results of the Partnership. Also, as agreed between the Partnership and Williams, Williams Pipe Line's blending operations, other than an annual blending fee of approximately $3.0 million, will not be included in the future financial results of the Partnership. In addition, general and administrative expenses related to the Williams Pipe Line system that the Partnership will reimburse to its General Partner will be limited to $30.0 million per year, subject to an escalation provision.

     Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001 and the restated consolidated financial statements, which include Williams Pipe Line, included in the Partnership's 8-K filing on May 3, 2002.

     Certain amounts in the financial statements for 2001 have been reclassified to conform to the current period's presentation.

2. ORGANIZATION

     Williams Energy Partners L.P. is a Delaware limited partnership that was formed in August 2000, to own, operate and acquire a diversified portfolio of complementary energy assets. Prior to the closing of the Partnership's initial public offering in February 2001, Williams Energy Ventures, Inc. was owned by Williams Energy Services, LLC ("WES"). Both WES and Williams Natural Gas Liquids, Inc. are wholly owned subsidiaries of Williams. Williams GP LLC ("General Partner"), a Delaware limited liability company, was also formed in August 2000, to serve as general partner for the Partnership.

     On February 9, 2001, the Partnership completed its initial public offering ("IPO") of 4,000,000 common units representing limited partner interests in the Partnership at a price of $21.50 per unit. The proceeds of $86.0 million were used to pay underwriting discounts and commissions of $5.6 million and legal, professional fees and costs associated with the initial public offering of $3.1 million, with the remainder used to reduce affiliate note balances with Williams.

     As part of the initial public offering, the underwriters exercised their over-allotment option and purchased 600,000 common units, also at a price of $21.50 per unit. The net proceeds of $12.1 million, after underwriting discounts and commissions of $0.8 million, from this over-allotment option were used to redeem 600,000 of the common units held by WES to reimburse it for capital expenditures related to the Partnership's assets. The Partnership maintained the historical costs of the net assets in connection with the initial public offering. Following the exercise of the underwriters over-allotment option, 40 percent of the Partnership is owned by the public and 60 percent, including the General Partner's ownership, is owned by affiliates of the Partnership. Generally the limited partners' liability in the Partnership is limited to their investment.

     On February 26, 2002, the Partnership formed a wholly owned Delaware corporation named Williams GP Inc. ("GP Inc.") The Partnership then contributed a 0.001 percent limited partner interest in Williams OLP, L.P. ("OLP") to GP Inc. as a capital contribution. The OLP agreement was then amended to convert GP Inc.'s OLP limited partner interest to a general partner interest and to convert the General Partner's existing interest to a limited partner interest. The General Partner then contributed its 1.0101 percent OLP limited partner interest to the Partnership in exchange for an additional 1.0 percent general partner interest in the Partnership.

     Williams GP LLC serves as the General Partner for the Partnership. The Partnership is the limited partner of the operating limited partnership and GP Inc. serves as its General Partner.

3. SEGMENT DISCLOSURES

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

                                                         THREE MONTHS ENDED MARCH 31, 2002
                                                -----------------------------------------------------
                                                 WILLIAMS     PETROLEUM      AMMONIA
                                                 PIPE LINE     PRODUCTS     PIPELINE
                                                  SYSTEM      TERMINALS       SYSTEM         TOTAL
                                                -----------   -----------   -----------   -----------
                                                                      (IN THOUSANDS)
Revenues:
Third party customers .......................   $    59,457   $    15,546   $     4,375   $    79,378
Affiliate customers .........................        18,969         4,301            --        23,270
                                                -----------   -----------   -----------   -----------
Total revenues ..............................        78,426        19,847         4,375       102,648

Operating expenses ..........................        24,509         7,412         1,145        33,066
Product purchases ...........................        18,409            --            --        18,409
Depreciation and amortization ...............         6,056         2,744           164         8,964
Affiliate general and administrative
  expenses ..................................        10,229         2,677           551        13,457
                                                -----------   -----------   -----------   -----------
Segment profit ..............................   $    19,223   $     7,014   $     2,515   $    28,752
                                                ===========   ===========   ===========   ===========

                                                          THREE MONTHS ENDED MARCH 31, 2001
                                                -----------------------------------------------------
                                                  WILLIAMS     PETROLEUM      AMMONIA
                                                 PIPE LINE     PRODUCTS      PIPELINE
                                                  SYSTEM       TERMINALS      SYSTEM          TOTAL
                                                -----------   -----------   -----------   -----------
                                                                      (IN THOUSANDS)
Revenues:
Third party customers .......................   $    70,533   $    13,545   $     2,688   $    86,766
Affiliate customers .........................        16,857         4,053            --        20,910
                                                -----------   -----------   -----------   -----------
Total revenues ..............................        87,390        17,598         2,688       107,676

Operating expenses ..........................        29,235         7,177           943        37,355
Product purchases ...........................        27,844            --            --        27,844
Depreciation and amortization ...............         5,935         2,944           162         9,041
Affiliate general and administrative expenses         8,295         2,016           267        10,578
                                                -----------   -----------   -----------   -----------
Segment profit ..............................   $    16,081   $     5,461   $     1,316   $    22,858
                                                ===========   ===========   ===========   ===========

4. RELATED PARTY TRANSACTIONS

     Beginning with the closing date of the IPO, the General Partner, through provisions included in the omnibus agreement, has limited the amount of general and administrative costs charged to the Partnership. For the terminal and ammonia pipeline operations, the current annual reimbursement limitation is $6.7 million. The additional general and administrative costs incurred by the General Partner, but not charged to the Partnership, totaled $2.8 million for the three months ended March 31, 2002 and $0.5 million for the period February 10, 2001 through March 31, 2001.

     The Partnership has entered into a similar agreement with Williams associated with the Williams Pipe Line acquisition. The Partnership and Williams have agreed that the general and administrative expenses to be reimbursed by the Partnership for Williams Pipe Line will be $30.0 million for 2002, prorated for the actual number of months in 2002 that the Partnership will own Williams Pipe Line. After 2002, these expenses will increase by the lesser of 2.5 percent per year or the percent increase in the Consumer Price Index.

5. DEBT

    Long-term debt and available borrowing capacity at March 31, 2002, were $148.0 million and $27.0 million, respectively. At March 31, 2002, the Partnership had a $175.0 million bank credit facility. The credit facility was comprised of a $90.0 million term loan facility and an $85.0 million revolving credit facility, which includes a $73.0 million acquisition sub-facility and a $12.0 million working capital sub-facility. On February 9, 2001, the OLP borrowed $90.0 million under the term loan facility and $0.1 million under the acquisition sub-facility. The $0.1 million borrowed under the acquisition sub-facility was repaid in July 2001. In June 2001, the Partnership borrowed $29.5 million under the acquisition sub-facility to fund the purchase of two terminals in Little Rock, Arkansas from TransMontaigne, Inc. In October 2001, the Partnership borrowed $20.0 million to fund the acquisition of the Gibson, Louisiana terminal from Geonet Gathering, Inc. In January 2002, the Partnership borrowed $8.5 million to fund the acquisition of a pipeline from Aux Sable Liquid Products L.P.

    The credit facility's term extends through February 5, 2004, with all amounts due at that time. Borrowings under the credit facility carry an interest rate equal to the Eurodollar rate plus a spread from 1.0 percent to 1.5 percent, depending on the OLP's leverage ratio. Interest is also assessed on the unused portion of the credit facility at a rate from 0.2 percent to 0.4 percent, depending on the OLP's leverage ratio. The OLP's leverage ratio is defined as the ratio of consolidated total debt to consolidated earnings before interest, income taxes, depreciation and amortization for the period of the four fiscal quarters ending on such date. Closing fees associated with the initiation of the credit facility were $0.9 million, which are being amortized over the life of the facility. The average interest rates at March 31, 2002 and 2001 were 3.3 percent and 6.5 percent, respectively, on the credit facility.

     During the periods shown, Williams Pipe Line was a participant in an intercompany note with WES and Williams. Terms of the affiliate note required payment on demand; however, Williams had no plans or intentions to demand payment within the next twelve months. Under WES' cash management practices, Williams Pipe Line shared banking arrangements with other WES subsidiaries. Interest expense charges from WES were allocated to Williams Pipe Line based on WES' subsidiaries intercompany balances. Interest rates were 2.6 percent and 6.1 percent at March 31, 2002 and 2001, respectively.

     In conjunction with the acquisition of Williams Pipe Line, the Partnership borrowed $700.0 million from a group of financial institutions. The note matures in October 2002 and carries an interest rate of the Eurodollar rate plus 2.5 percent that is adjusted monthly. The rate increases to the Eurodollar rate plus
4.0 percent in August 2002 and is adjusted monthly through the maturity date. The current interest rate on the note is 4.4 percent.

6. COMMITMENTS AND CONTINGENCIES

     WES has agreed to indemnify the Partnership against any covered environmental losses, up to $15.0 million, relating to assets it contributed to the Partnership that arose prior to February 9, 2001, that become known within three years after February 9, 2001, and that exceed all amounts recovered or recoverable by the Partnership under contractual indemnities from third parties or under any applicable insurance policies. Covered environmental losses are those non-contingent terminal and ammonia system environmental losses, costs, damages and expenses suffered or incurred by the Partnership arising from correction of violations of, or performance of remediation required by, environmental laws in effect at February 9, 2001, due to events and conditions associated with the operation of the assets and occurring before February 9, 2001.

     In connection with the Partnership's acquisition of Williams Pipe Line on April 11, 2002, WES agreed to indemnify the Partnership for losses and damages related to breach of environmental representations and warranties and the failure to comply with environmental laws prior to closing in excess of $2.0 million up to a maximum of $125.0 million. This environmental indemnification obligation applies to liabilities that result from operations prior to the closing of the Partnership's acquisition of the Williams Pipe Line and that are discovered within six years of closing.

     Estimated liabilities for environmental remediation costs were $16.8 million and $16.9 million at March 31, 2002 and December 31, 2001, respectively. Management estimates that expenditures associated with the accrued environmental remediation liabilities will be paid over the next two to five years. Receivables associated with these environmental liabilities of $5.1 million at March 31, 2002 and December 31, 2001, respectively, have been recognized as recoverable from affiliates and third parties. These estimates, provided on an undiscounted basis, were determined based primarily on data provided by a third-party environmental evaluation service. These liabilities have been classified as current or non-current based on management's estimates regarding the timing of actual payments. Environmental liabilities of $1.9 million associated with a discontinued refinery site in Augusta, Kansas that were previously part of Williams Pipe Line's operations were conveyed to and assumed by a Williams affiliate prior to the acquisition of Williams Pipe Line by the Partnership.

       In conjunction with the 1999 acquisition of the Gulf Coast marine terminals from Amerada Hess Corporation ("Hess"), Hess has disclosed to the Partnership all suits, actions, claims, arbitrations, administrative, governmental investigation or other legal proceedings pending or threatened, against or related to the assets acquired by the Partnership, which arise under environmental law. Hess agreed to indemnify the Partnership through July 30, 2014 against all known and required environmental remediation costs at the Corpus Christi and Galena Park, Texas marine terminal facilities from any matters related to pre-acquisition actions. Also, in the event that any pre-acquisition releases of hazardous substances at the Partnership's Corpus Christi and Galena Park, Texas and Marrero, Louisiana marine terminal facilities are identified by the Partnership prior to July 30, 2004, the Partnership will be liable for the first $2.5 million of environmental liabilities, Hess will be liable for the next $12.5 million of losses, and the Partnership will assume responsibility for any losses in excess of $15.0 million. Hess has indemnified the Partnership for a variety of pre-acquisition fines and claims that may be imposed or asserted against the Partnership under certain environmental laws. At both December 31, 2001 and December 31, 2000, the Partnership had accrued $0.6 million for costs that may not be recoverable under Hess' indemnification.

     During 2001, the Partnership recorded an environmental liability of $2.6 million at its New Haven, Connecticut facility, which was acquired in September 2000. This liability was based on third-party environmental engineering estimates completed as part of a Phase II environmental assessment, routinely required by the State of Connecticut to be conducted by the purchaser following the acquisition of a petroleum storage facility. The Partnership will complete a Phase III environmental assessment at this facility during the second or third quarter of 2002, and the environmental liability could change materially based on this more thorough analysis. The seller of these assets agreed to indemnify the Partnership for certain of these environmental liabilities. In addition, the Partnership purchased insurance for up to $25.0 million of environmental liabilities associated with these assets, which carries a deductible of $0.3 million. Any environmental liabilities at this location not covered by the seller's indemnities and not covered by insurance are covered by the WES environmental indemnifications to the Partnership, subject to the $15.0 million limitation.

     WNGL will indemnify the Partnership for right-of-way defects or failures in the Partnership's ammonia pipeline easements for 15 years after the initial public offering closing date. WES has also indemnified the Partnership for right-of-way defects or failures associated with the marine terminal facilities at Galena Park and Corpus Christi, Texas and Marrero, Louisiana for 15 years after the initial public offering closing date. In addition, WES has indemnified the Partnership for right-of-way defects or failures in Williams Pipe Line's easements for 10 years after the closing date of its acquisition by the Partnership up to a maximum of $125.0 million with a deductible of $6.0 million.

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

7. RESTRICTED UNITS

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

     In April 2001, the General Partner issued grants of 92,500 restricted units, as referred to as phantom units, to certain key employees associated with the Partnership's initial public offering in February 2001. These one-time initial public offering phantom units will vest over a 34-month period ending on February 9, 2004, and are subject to forfeiture if employment is terminated prior to vesting. These units are subject to early vesting if the Partnership achieves certain performance measures. The Partnership achieved the first of two performance measures in February 2002 and as a result, 46,250 of the phantom units vested, resulting in a charge to compensation expense of approximately $1.0 million. The Partnership recognized additional compensation expense of $0.2 million related to the remaining non-vested units associated with these grants in the three months ended March 31, 2002. The fair market value of the phantom units associated with this grant was $2.8 million on the grant date.

     In April 2001, the General Partner issued grants of 64,200 phantom units associated with the annual incentive compensation plan. The actual number of units that will be awarded under this grant will be determined by the Partnership on February 9, 2004. At that time, the Partnership will assess whether certain performance criteria have been met and determine the number of units that will be awarded, which could range from zero units up to a total of 128,400 units. These units are also subject to forfeiture if employment is terminated prior to February 9, 2004. These awards do not have an early vesting feature. The Partnership recognized $0.4 million of deferred compensation expense associated with these awards for the three months ended March 31, 2002. The fair market value of the phantom units associated with this grant was $5.0 million on March 31, 2002.

8. DISTRIBUTIONS

    Distributions paid by the Partnership, excluding amounts attributable to Williams Pipe Line, during 2001 and 2002 are as follows:

                              Date
                              Cash             Per Unit Cash            Total
                          Distribution          Distribution            Cash
                              Paid                 Amount           Distribution
                          ------------         -------------        ------------
                            05/15/01(a)           $0.2920           $3.4 million
                            08/14/01              $0.5625           $6.5 million
                            11/14/01              $0.5775           $6.7 million
                            02/14/02              $0.5900           $6.9 million
                            05/15/02(b)           $0.6125           $7.2 million

     (a) This distribution represented the prorated minimum quarterly distribution for the 50-day period following the initial public offering closing date, which included February 10, 2001 through March 31, 2001.

     (b) The General Partner declared this cash distribution on April 22, 2002 to be paid on May 15, 2002, to unitholders of record at the close of business on May 2, 2002.

9. NET INCOME PER UNIT

      The following table provides details of the basic and diluted net income per unit computations (in thousands, except per unit amounts):

                                                               FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                                              -------------------------------------------
                                                                INCOME          UNITS          PER UNIT
                                                              (NUMERATOR)   (DENOMINATOR)       AMOUNT
                                                              ------------   ------------    ------------
     Limited partners' interest in net income ..............  $      8,265

     Basic net income per common and subordinated unit .....  $      8,265         11,359    $       0.73

     Effect of dilutive restrictive unit grants ............            --             48           (0.01)
                                                              ------------   ------------    ------------
     Diluted net income per common and subordinated unit ...  $      8,265         11,407    $       0.72
                                                              ============   ============    ============

    Units reported as dilutive securities are related to restricted unit grants associated with the one-time initial public offering award (see Note 7).

10. SUBSEQUENT EVENTS

    On April 11, 2002, the Partnership acquired Williams Pipe Line Company from a subsidiary of Williams for approximately $1.0 billion. The Partnership remitted to WES cash consideration in the amount of $674.4 million and WES retained $15.0 million of Williams Pipe Line's receivables. The $310.6 million balance of the purchase price consisted of $304.4 million of Class B units representing limited partner interests in the Partnership and the contribution to the Partnership by Williams GP LLC of $6.2 million to maintain its 2.0 percent general partner interest. To initially fund the acquisition, the Partnership borrowed $700.0 million under a six-month loan from a group of financial institutions consisting of Bank of America, N.A., Citibank, N.A., J.P. Morgan Chase Bank,

Lehman Brothers Inc. and Merrill Lynch Credit Corporation. From these funds, the Partnership paid transaction fees and costs of $10.6 million, remitted $674.4 million to WES and retained $15.0 million for working capital requirements. The Partnership expects to replace this interim financing in the future with permanent financing in the form of additional equity and long-term debt.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS RESTATED TO INCLUDE
                         WILLIAMS PIPE LINE COMPANY, LLC

INTRODUCTION

    Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto. Williams Energy Partners L.P. is a publicly traded limited partnership formed by The Williams Companies, Inc. ("Williams") to own, operate and acquire a diversified portfolio of complementary energy assets. We are principally engaged in the transportation, storage and distribution of refined petroleum products and ammonia. During the first quarter of 2002, our asset portfolio consisted of:

          -    five marine terminal facilities;

          -    25 inland terminals (some of which are partially owned); and

          -    an ammonia pipeline system.

      Most of these assets were acquired and owned by several wholly owned subsidiaries of Williams prior to our initial public offering. Upon the closing of our initial public offering on February 9, 2001, these assets were transferred to us, including the related liabilities. The following discussion has been prepared as if the assets were operated as a stand-alone business throughout the periods presented.

RECENT DEVELOPMENTS

    On April 22, 2002, our general partner declared an increase in the quarterly cash distribution from $0.59 to $0.6125 per common and subordinated unit, representing a 3.8 percent increase over the previous quarter's distribution and a 16.7 percent increase since our initial public offering in February 2001. The distribution increase is for the period of January 1 through March 31, 2002. The distribution will be paid on May 15, 2002 to unitholders of record at the close of business on May 2, 2002.

    On April 11, 2002, we acquired Williams Pipe Line Company, LLC ("Williams Pipe Line") from a subsidiary of Williams for approximately $1.0 billion. Williams Pipe Line owns the Williams Pipe Line system, which consists of a 6,700-mile refined petroleum products pipeline with 39 related storage and distribution terminal assets. We remitted to Williams Energy Services, LLC ("WES") cash consideration in the amount of $674.4 million and WES retained $15.0 million of Williams Pipe Line's receivables. The $310.6 million balance of the purchase price consisted of $304.4 million of Class B units representing limited partner interests in the Partnership and the contribution to the Partnership by Williams GP LLC of $6.2 million to maintain its 2.0 percent general partner interest. To initially fund the acquisition, we borrowed $700.0 million under a six-month loan from a group of financial institutions consisting of Bank of America, N.A., Citibank, N.A., J.P. Morgan Chase Bank, Lehman Brothers Inc. and Merrill Lynch Credit Corporation. From these funds, we paid transaction fees and costs of $10.6 million, remitted $674.4 million to WES and retained $15.0 million for working capital requirements. We expect to replace this interim financing in the future with permanent financing in the form of additional equity and long-term debt.

    Williams Pipe Line Company was a subsidiary of Williams and is thus considered to be an affiliate of ours. Because of our affiliate relationship, the acquisition was between entities under common control and, as such, was accounted for similarly to a pooling of interest. Accordingly, the consolidated financial statements and notes have been restated to reflect the historical results of operations, financial position and cash flows of the companies on a combined basis throughout the periods presented. The historical results for Williams Pipe Line include income and expenses and assets and liabilities that were conveyed to and assumed by an affiliate of Williams Pipe Line prior to our acquisition of it. These assets primarily include Williams Pipe Line's interest in and agreements related to Longhorn Partners Pipeline ("Longhorn"), a discontinued refinery site at Augusta, Kansas and the ATLAS 2000 software system. The results from these assets will not be included in our future financial results. In addition, Williams Pipe Line's blending operations, other than an annual blending fee of approximately $3.0 million, will not be included in our future financial results. The Williams Pipe Line system's operations will be reported as a separate operating segment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO MARCH 31, 2001

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                               ---------------------
                                                                                 2002        2001
                                                                               ---------   ---------
                                                                                  ($ in millions)
  FINANCIAL HIGHLIGHTS
  Revenues:
    Williams Pipe Line system transportation and related activities ........   $    56.6   $    57.5
    Petroleum products terminals ...........................................        19.8        17.6
    Ammonia pipeline system ................................................         4.4         2.7
                                                                               ---------   ---------
       Revenues excluding product and construction revenues ................   $    80.8   $    77.8
    Williams Pipe Line system product and construction revenues ............        21.8        29.9
                                                                               ---------   ---------
       Total revenues ......................................................   $   102.6   $   107.7
  Operating expenses:
    Williams Pipe Line system transportation and related activities ........   $    24.5   $    29.3
    Petroleum products terminals ...........................................         7.5         7.2
    Ammonia pipeline system ................................................         1.1         0.9
                                                                               ---------   ---------
       Operating expenses excluding product purchases ......................   $    33.1   $    37.4
    Williams Pipe Line system product purchases ............................        18.4        27.8
                                                                               ---------   ---------
       Total operating expenses ............................................   $    51.5   $    65.2
                                                                               ---------   ---------
       Total operating margin ..............................................   $    51.1   $    42.5
                                                                               =========   =========

  OPERATING STATISTICS
  Williams Pipe Line system:
    Transportation revenue per barrel shipped (cents per barrel) ...........        88.4        90.5
    Transportation barrels shipped (million barrels) .......................        52.1        53.2
    Barrel miles (billions) ................................................        14.5        15.4
  Petroleum products terminals:
    Marine terminal facilities:
       Average storage capacity utilized per month (barrels in millions) ...        16.0        15.2
       Throughput (barrels in millions) (a) ................................         5.0         3.3
    Inland terminals:
       Throughput (barrels in millions) ....................................        13.9        11.7
  Ammonia pipeline system:
    Volume shipped (tons in thousands) .....................................         257         160

----------
(a) For the three months ended March 31, 2002, represents throughput at the Gibson and New Haven marine facilities. As the Gibson facility was acquired in October 2001, the three months ended March 31, 2001 represents throughput at the New Haven facility only.

    Combined revenues excluding product and construction revenues for the three months ended March 31, 2002 were $80.8 million compared to $77.8 million for the three months ended March 31, 2001, an increase of $3.0 million, or 4 percent. This increase was a result of:

     o a decrease in Williams Pipe Line system's transportation and related activities revenues of $0.9 million, or 2 percent. This decrease was primarily attributable to reduced transportation volumes and lower weighted-average tariffs. Demand for distillate, utilized in the farming industry as a fuel oil, was lower as farmers took advantage of the warm weather during late 2001 to begin working their fields versus waiting until the first quarter of 2002. In addition, gasoline volumes were slightly lower due to competitive market conditions. The transportation revenue per barrel shipped declined due to our customers transporting products a shorter distance which results in a lower tariff;

     o an increase in petroleum products terminals revenues of $2.2 million, or 13 percent, primarily due to the acquisition of the Gibson marine facility that was acquired in October 2001 and the two Little Rock inland terminals that were acquired in June 2001. Further, revenues increased due to the initiation of jet fuel service to Dallas Love Field, partially offset by lower throughput volumes at several of our inland terminals due to unfavorable market conditions;

     o an increase in ammonia pipeline system revenues of $1.7 million, or 63 percent, primarily due to a 97,000 ton, or 61 percent, increase in ammonia shipped through our pipeline. Natural gas is the primary component for the production of ammonia. As the price of natural gas has declined to more historical levels, our customers have elected to produce and ship more ammonia through our pipeline.

    Operating expenses excluding product purchases for the three months ended March 31, 2002 were $33.1 million compared to $37.4 million for the three months ended March 31, 2001, a decrease of $4.3 million, or 12 percent. This decrease was a result of:

     o a decrease in Williams Pipe Line system expenses of $4.8 million, or 16 percent, primarily due to reduced power associated with less volume transported, lower property taxes and reduced environmental expenses;

     o an increase in petroleum products terminals expenses of $0.3 million, or 4 percent, primarily due to the addition of the Gibson marine facility and the Little Rock inland terminals;

     o an increase in ammonia pipeline system expenses of $0.2 million primarily due to higher property taxes and increased costs associated with greater volume shipments.

    Revenues from product sales were $21.6 million for the three months ended March 31, 2002, while product purchases were $18.4 million, resulting in a net margin of $3.2 million in 2002. The 2002 net margin represents an increase of $1.5 million compared to a net margin in 2001 of $1.7 million resulting from product sales in 2001 of $29.5 million and product purchases of $27.8 million. This increase was due to lower average product costs in the current quarter.

    Affiliate construction and management fee revenues for the three months ended March 31, 2002 were $0.2 million compared to $0.4 million for the three months ended March 31, 2001. Williams Pipe Line received a fee to manage Longhorn and to provide consulting services associated with the pipeline's construction and start-up, as needed. During 2002, no consulting services were rendered.

    Depreciation and amortization expense for the three months ended March 31, 2002 was unchanged from 2001 at $9.0 million. Additional depreciation associated with acquisitions and capital improvements was offset by lower depreciation on existing assets.

    General and administrative expenses for the three months ended March 31, 2002 were $13.5 million compared to $10.6 million for the three months ended March 31, 2001, an increase of $2.9 million, or 27 percent. For our petroleum products terminals and ammonia pipeline system, general and administrative expenses are allocated from Williams as defined by the omnibus agreement. For 2002, these expense allocations were limited to $1.7 million per quarter plus actual incentive compensation expenses related to Williams Energy Partners' performance. The amount of general and administrative expenses incurred by the General Partner but not allocated to us was $2.8 million for the three months ended March 31, 2002. Incentive compensation costs associated with our long-term incentive plan are specifically excluded from the expense limitation and were $1.5 million during the three months ended March 31, 2002. The current quarter incentive compensation costs included a $1.0 million charge associated with the early vesting of a portion of the phantom units issued to key employees at the time of our initial public offering. The early vesting was triggered as a result of our growth in cash distributions paid to unitholders. Williams Pipe Line was allocated general and administrative costs from Williams during these periods based on a three-factor formula that considers operating margin, payroll costs and property, plant and equipment. The amounts allocated to Williams Pipe Line were $10.2 million during the three months ended March 31, 2002 compared to $8.3 million for 2001. The limit on general and administrative expenses that can be charged by our general partner to us will continue to be adjusted in the future to reflect additional general and administrative expenses associated with completed acquisitions. Following the acquisition of Williams Pipe Line, we expect the aggregate limit to be $9.2 million per quarter plus long-term incentive compensation expenses.

    Net interest expense for the three months ended March 31, 2002 was $0.8 million compared to $4.3 million for the three months ended March 31, 2001. The decline in interest expense was primarily related to the partial payment and cancellation of an affiliate note in connection with the closing of our initial public offering on February 9, 2001. In addition, the average interest rate on borrowings has declined significantly from 6.1 percent at March 31, 2001 to 2.6 percent at March 31, 2002.

    We do not pay income taxes because we are a partnership. However, Williams Pipe Line was subject to income taxes prior to our acquisition of it in April 2002, and our pre-IPO earnings in 2001 were also taxable. We primarily based our income tax rate of 38.2 percent and 37.9 percent for the three months ended March 31, 2002 and 2001, respectively, upon the effective income tax rate for Williams. The effective income tax rate exceeds the U.S. federal statutory income tax rate primarily due to state income taxes.

    Net income for the three months ended March 31, 2002 was $21.1 million compared to $13.1 million for the three months ended March 31, 2001, an increase of $8.0 million, or 61 percent. The operating margin increased by $8.7 million during the period, largely as a result of reduced operating expenses for the Williams Pipe Line system and enhanced earnings from the acquisitions of the Little Rock and Gibson terminal facilities and increased volumes on the ammonia system. General and administrative expenses increased by $2.9 million while net interest expenses decreased by $3.5 million. Other income increased $0.7 million primarily due to a gain on the sale of land, and income taxes increased $2.1 million primarily due to the increase in Williams Pipe Line's operating income.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS AND CAPITAL EXPENDITURES

    Net cash provided by operating activities for the three months ended March 31, 2002 was $37.4 million compared to $49.7 million for the three months ended March 31, 2001. The $12.3 million decrease in cash from 2001 to 2002 was primarily a result of changes in our affiliate and accounts receivable balances. Prior to 2001, some of Williams Pipe Line's affiliates did not remit payment each month associated with intercompany receivables, allowing the balances to build. Beginning in 2001, these affiliate accounts receivable balances were paid each month, resulting in a large cash inflow during the first quarter of 2001 to eliminate the accumulated balance. In addition, 2001 further benefited from the collection of a significant accounts receivable balance associated with a one-time service provided to a third party. This cash decline was partially offset by changes in our inventory balances due primarily to changes in product prices. These working capital changes were partially offset by increased net income before depreciation and deferred compensation costs due to enhanced results from our existing assets and acquisitions.

    Net cash used by investing activities for the three months ended March 31, 2002 and 2001 was $16.9 million and $9.0 million, respectively. Investing activities in 2002 include $8.9 million for the purchase of the natural gas liquids pipeline from Aux Sable in December 2001. Maintenance capital for the period ended March 31, 2002 was $7.7 million, compared with $4.6 million during 2001. Please see Capital Requirements below for more discussion of capital expenditures.

    Net cash used by financing activities for the three months ended March 31, 2002 and 2001 was $26.2 million and $28.1 million, respectively. The cash used for the first three months of 2002 principally involved the partial repayment of an affiliate note by Williams Pipe Line. The cash inflow in the first three months of 2001 is comprised of proceeds from equity and debt issued at the time of our initial public offering used to repay an affiliate note. In addition, Williams Pipe Line also partially repaid an affiliate note during 2001.

CAPITAL REQUIREMENTS

    The transportation, storage and distribution business requires continual investment to upgrade or enhance existing operations and to ensure compliance with safety and environmental regulations. The capital requirements of our businesses consist primarily of:

     o maintenance capital expenditures, such as those required to maintain equipment reliability and safety and to address environmental regulations; and

     o expansion capital expenditures to acquire additional complementary assets to grow its business and to expand or upgrade its existing facilities, such as projects that increase storage or throughput volumes or develop pipeline connections to new supply sources.

    Williams has agreed to reimburse us for maintenance capital expenditures incurred in 2001 and 2002 in excess of $4.9 million per year related to the assets contributed to us at the time of our initial public offering. This reimbursement obligation is subject to a maximum combined reimbursement for 2001 and 2002 of $15.0 million. We incurred $8.8 million of maintenance capital expenditures in 2001 and recorded a reimbursement from Williams of $3.9 million during 2001. As a result of these reimbursements, the maximum reimbursement obligation of Williams with respect to these assets has been reduced to $11.1 million for 2002. For 2002 we expect to incur maintenance capital expenditures for these assets of approximately $16.0 million.

    In connection with the acquisition of the Williams Pipe Line system, Williams has agreed to reimburse us for maintenance capital expenditures incurred in 2002, 2003 and 2004 in excess of $19.0 million per year related to the Williams Pipe Line system, subject to a maximum combined reimbursement for 2002, 2003 and 2004 of $15.0 million. In 2002, we expect to incur maintenance capital expenditures related to the Williams Pipe Line system of approximately $16.8 million and, therefore, do not anticipate that we will be reimbursed for such expenditures.

    We expect to incur aggregate maintenance capital expenditures for 2002 for all of our businesses, net of reimbursements from Williams, of $21.7 million.

    In addition to maintenance capital, we are also planning to incur expansion and upgrade capital expenditures at its existing facilities, including pipeline connections. The total we plan to spend for expansion is approximately $7.0 million in 2002, not including capital needs associated with additional acquisitions, if any. We expect to fund our expansion capital expenditures, including any acquisitions, from:

     o    cash provided by operations;

     o borrowings under the revolving credit facility discussed below and other borrowings; and

     o    the issuance of additional common and other classes of equity units.

LIQUIDITY

    Operating Partnership Credit Facility. Subsequent to the closing of our initial public offering on February 9, 2001, we have relied on cash generated from internal operations as our primary source of funding for uses other than expansion capital expenditures. Additional funding requirements are met by a $175.0 million credit facility of our operating partnership that expires on February 5, 2004. This credit facility is comprised of a $90.0 million term loan and an $85.0 million revolving credit facility. The revolving credit facility is comprised of a $73.0 million acquisition sub-facility and a $12.0 million working capital sub-facility. As of March 31, 2002, $15.0 million was available under the acquisition sub-facility and $12.0 million was available under the working capital sub-facility.

    The credit facility contains various operational and financial covenants. Management believes that we are in compliance with all of these covenants.

    Williams Pipe Line Short-term Loan. In connection with the acquisition of the Williams Pipe Line system, we and our subsidiary, Williams Pipe Line, entered into a six-month $700.0 million credit agreement. All of the proceeds were used to finance this acquisition.

    Our obligations under this short-term loan are unsecured. This indebtedness ranks equally with all of our outstanding unsecured and unsubordinated debt. Our operating partnership is not a borrower under this credit agreement. We may prepay this short-term loan at any time, in whole or in part, without penalty. This indebtedness will bear interest, at our election, at the Eurodollar rate plus 2.5 percent, or the prime rate plus 1.5 percent, for the first 120 days of the short-term loan and, thereafter, at the Eurodollar rate plus 4.0 percent, or the prime rate plus 3.0 percent.

    In addition, the credit agreement contains various covenants limiting our and Williams Pipe Line's ability to:

     o incur additional unsecured indebtedness other than under our operating partnership's credit facility described above;

     o grant liens other than tax liens, mechanic's and materialman's liens and other liens and encumbrances incurred in the ordinary course of their business;

     o make investments, other than investments in the Williams Pipe Line system, cash and short-term securities and acquisitions;

     o    merge or consolidate;

     o    dispose of their assets;

     o make distributions other than from available cash or, in the case of Williams Pipe Line, in excess of $7.5 million in each quarter;

     o engage in any business other than the transportation, storage and distribution of hydrocarbons and ammonia;

     o    create obligations for some lease payments; or

     o engage in transactions with affiliates other than arm's-length transactions.

    The credit agreement also contains a covenant requiring Williams Pipe Line to maintain EBITDA (as defined in the credit agreement) of at least $20.0 million for each fiscal quarter.

RELATED PARTY TRANSACTIONS

     We have entered into a number of commercial agreements with affiliates, including Williams Energy Marketing & Trading Company and Williams Refining & Marketing, L.L.C., Williams Ethanol Services, Inc. and Mid-America Pipeline Company. Each of these entities is a subsidiary of Williams and an affiliate of ours and of our general partner. The principal business of Williams Energy Marketing & Trading is the marketing and trading of energy commodities including natural gas, natural gas liquids, power, crude oil and refined petroleum products. Williams Refining & Marketing primarily owns and operates a refinery in Memphis, Tennessee and also engages in the purchase and sale of crude and refined petroleum products. Williams Ethanol Services operates two ethanol plans and an ethanol distribution system and also engages in the purchase and sale of ethanol. Mid-America Pipeline is an interstate common carrier pipeline company engaged in the transportation and distribution of natural gas liquids.

     The agreements with our affiliates vary depending upon location and the types of services provided. Approximately $4.3 million of our revenues for the three months ended March 31, 2002 was generated from agreements with affiliates at our petroleum products terminals while approximately $19.0 million of revenues for the three months ended March 31, 2002 were generated from agreements with affiliates on the

Williams Pipe Line system. In addition, approximately, $18.4 million of expenses were incurred from product purchases with our affiliates on the Williams Pipe Line system. A summary of the significant agreements follows:

The Williams Pipe Line System

    Tariff-Based Shipments. Williams Energy Marketing & Trading and Williams Refining & Marketing ship refined petroleum products on our pipeline system. We charge rates for the shipments based upon tariffs filed with the FERC or the applicable state agency that are the same rates we charge to non-affiliated entities. These tariffs serve as individual contractual agreements that commit our affiliate to pay for volume transported on our system as long as we abide by the terms of the tariff. As a result, contracts do not exist that obligate our affiliates to ship volume or make payments to us in the future.

    System Lease Storage Agreements. We have entered into several agreements with Williams Energy Marketing & Trading and Williams Refining & Marketing for the access and utilization of storage along the Williams Pipe Line system. These agreements provide for a fixed monthly storage capacity on the pipeline system at a fixed rate. The rates charged to our affiliates are consistent with those charged to non-affiliated entities. Services provided under these agreements include the receipt of refined petroleum products into our system at any origin point on our system. Our affiliates remain responsible for tariff charges related to the actual shipment of product and delivery through our terminals. A majority of these contracts have a term of one to two years. Historically, at the end of the contract term, we have extended the agreements for one to two additional years.

    Ethanol Storage and Throughput Agreements. We have entered into several agreements with Williams Ethanol Services for the access and utilization of storage along the Williams Pipe Line system. These agreements provide for a fixed monthly ethanol storage capacity at our terminals at a fixed storage rate. In addition, we charge additional fees ranging from $0.80 per barrel to over $1.25 per barrel for blending services and handling fees at certain terminals. The rates charged to our affiliates are consistent with those charged to non-affiliated entities. A majority of these contracts have a term ranging from less than one year and up to two years.

    Facility Rental Agreement. We have entered into an agreement to lease to Mid-America Pipeline approximately 292 miles of pipeline, three active pump stations and a propane storage and loading facility in Canton, South Dakota. Mid-America Pipeline is responsible for utilities and other operating costs. The agreement was entered into in 1998 and has been renewed yearly since that time. The rate charged for this lease has not changed from year to year.

    System Services Agreements. We have entered into agreements with Williams Energy Marketing & Trading, Williams Refining & Marketing and Williams Ethanol Services providing them with a non-exclusive and non-transferable license to use the ATLAS 2000 software system. The system can be utilized to access data for monitoring shipment and inventory status and performing other functions related to shipment activities. The agreements established fixed rates at which certain services are provided.

    Over & Short Settlement and Product Purchases and Sales Agreements. We have entered into agreements with Williams Energy Marketing & Trading to buy natural gas liquids blendstocks and sell the refined petroleum products related to our blending program and to purchase or sell us refined petroleum products needed to maintain inventory balances on our pipeline system (which we refer to as over and short settlements). These transactions are subject to master purchase and sale agreements for refined petroleum products or a master purchase agreement for natural gas liquids. Each transaction with our affiliate is recorded on a confirmation statement, which is subject to the general terms outlined in the master agreements. These confirmation statements determine the volume, price and timing associated with the product purchases and sales. Because the confirmation statements are generally associated with discrete transactions over short time frames, contracts do not exist that obligate our affiliate to buy or sell refined petroleum products or natural gas liquids to us in the future. Additional details related to the activities that produce the purchase and sale opportunities are as follows:

     o Blending. Historically, Williams Pipe Line purchased natural gas liquids from Williams Energy Marketing & Trading at cost plus a fixed fee of $0.105 per barrel. Williams Energy Marketing & Trading purchased at prevailing market prices a majority of the finished gasoline that was produced from blending. In connection with the acquisition of the Williams Pipe Line system, we and

          Williams Energy Services agreed that the Williams Pipe Line system will no longer take title to the natural gas liquids it blends or the resulting product. We will continue to perform these blending services for Williams Energy Services under a ten-year agreement for an annual fee of approximately $3.0 million.

     o Over and Short Settlement. Generally, the physical volumes on our system will not match the balances recorded by our customers. These differences are either product quality differences or absolute volume differences. Quality differences usually result from the commingling of product on the pipeline during times when we change the product being shipped on our pipeline. When these differences occur, we purchase and sell product at prevailing market prices from our affiliate to manage the imbalances.

    Longhorn Partners Pipeline Construction Revenue Agreement. Williams Pipe Line entered into agreements with Longhorn Partners Pipeline to provide engineering, design, construction, start-up and pipeline operating services. Under these agreements, Williams Pipe Line was reimbursed for costs incurred and received contractor and operating fees. In connection with our acquisition of Williams Pipe Line, these agreements were transferred to another affiliate of Williams and consequently we will no longer provide these services and receive these fees.

    Mid-America Pipeline Agreements. We have entered into agreements to lease from Mid-America Pipeline underground natural gas liquids storage in Kansas, to ship natural gas liquids on Mid-America Pipeline at published tariffs and to lease from Mid-America Pipeline approximately 15 miles of pipeline in Illinois. The natural gas liquids storage leases are typically renewed yearly, and the pipeline lease has a term of ten years. Any tariff-based shipments are subject to the prevailing tariff and are not subject to any other contract.

    Natural Gas and Fuel Oil Supply Agreements. We have entered into agreements with Williams Energy Marketing & Trading and Williams Refining & Marketing for the supply of natural gas and fuel oil used at pump stations throughout the Williams Pipe Line system. We purchase fuel oil from Williams Refining & Marketing at the prevailing market price. These purchases are identified on confirmation statements that are subject to the master refined products purchase and sale agreements used in the blending and over and short program. We purchase natural gas from Williams Energy Marketing & Trading either based on indexed prices or at fixed prices. In 2001, we elected to purchase a majority of our natural gas at fixed prices, which required that we commit to a definite volume of natural gas purchases. Long-term volume commitments are not required for index-based pricing. The natural gas purchase agreement expires in August 2002. At that time, we expect to enter into a new agreement with Williams Energy Marketing & Trading on terms similar to those in the existing contract.

Petroleum Products Terminals

    Inland Terminal Use and Access Agreements. We have entered into several agreements with Williams Energy Marketing & Trading and Williams Refining & Marketing for the access and utilization of our inland terminal facilities. The services provided under these agreements include the receipt and delivery of refined petroleum products via connecting pipelines, tank trucks or transport terminals. Additional services include product handling, storage and additive injection. These agreements establish a fixed fee at which these services are provided at rates consistent with those we charge to non-affiliated entities. A majority of these contracts have a term of one year and are renewed on an annual basis

    Products Terminalling Agreement for our Galena Park, Texas Marine Terminal Facility. We have entered into an agreement with Williams Energy Marketing & Trading to provide approximately 2.5 million barrels of storage and to provide other ancillary services at our Galena Park, Texas marine terminal facility. Because the storage fees are fixed and the storage capacity is already committed, revenues fluctuate only to the extent other ancillary services are utilized. The primary services provided include receipt and delivery of refined petroleum products and blendstocks via marine vessel, pipeline, tank truck or other customers within the terminal facility. Upon the request of Williams Energy Marketing & Trading, we provide gasoline-blending services to their product at an additional cost. The prices we charge under this agreement are consistent with those we charge to non-affiliated entities. The agreement extends until September 30, 2004, at which time the agreement may be renewed on a monthly basis.

    Products Terminalling Agreement for Galena Park, Texas Marine Terminal Facility. We entered an agreement with Williams Energy Marketing & Trading to provide up to 0.1 million barrels of storage at our Galena Park facility and to provide other ancillary services including blending and tank heating services. The primary services we provide include receipt and delivery of refined petroleum products and blendstocks at Galena Park. The prices charged under this agreement are consistent with those charged to non-affiliated entities.

    Products Terminalling Agreement for the Gibson, Louisiana Marine Terminal Facility. We have entered into an agreement to provide Williams Energy Marketing & Trading with capacity utilization rights to substantially all of the capacity of the Gibson, Louisiana terminal for nine years starting November 1, 2001. This agreement provides for the delivery of crude oil and condensate to our terminal by barge, truck and pipeline where we then provide storage, blending and throughput services. Williams Energy Marketing & Trading has committed to utilize primarily all of the capacity at our facility at a fixed rate that is consistent with rates charged by other service providers for similar services at other locations and will only increase approximately 1 percent per year or when volumes exceed predetermined levels. As a result, the revenues we receive should not vary as long as the services we provide do not fall below certain performance standards.

OMNIBUS AGREEMENT

    At the time of our initial public offering, we entered into an agreement with Williams and its affiliates, including Williams GP LLC. Those parties amended the omnibus agreement in connection with our acquisition of the Williams Pipe Line system as described below.

  COMPETITION

    Williams and its affiliates have agreed that they will not, for as long as Williams GP LLC or any other affiliate of Williams is our general partner:

    - until April 1, 2005:

      - engage in or acquire any business having assets involved in the transportation of refined petroleum products to a delivery point that is within a 50-mile radius of a delivery point owned or supplied by us; or

      - engage in the transportation of refinery grade butane from certain Midwestern refineries.

    We refer to the assets described above as "restricted assets." Notwithstanding the foregoing, Williams is not prohibited from owning or operating any restricted assets owned, leased or operated by them as of April 11, 2002.

    We have agreed that we will not, for as long as Williams GP LLC or any other affiliate of Williams is our general partner, or until April 1, 2005 if earlier:

    - engage in or acquire any business having assets involved in the transportation of natural gas liquids to a delivery point that is within a 50-mile radius of a delivery point owned or supplied by us;

    - engage in or acquire any business having assets involved in the transportation of propane into our terminal in Carthage, Missouri other than on Williams' Mid-America Pipe Line;

    - engage in or acquire any business having assets involved in the transportation of blendstocks into the El Dorado, Kansas connection to the Williams Pipe Line other than on Williams' Mid-America Pipe Line; or

    - construct or acquire any connection to the Cochin pipeline system, located in western Canada and the upper midwestern United States.

  GENERAL AND ADMINISTRATIVE EXPENSES

    The initial amount of general and administrative expenses incurred by Williams to be reimbursed by us that relate exclusively to the Williams Pipe Line system will not exceed $30.0 million for the year ended 2002, as pro rated from the acquisition date. In each subsequent year through 2017, this baseline amount (as it may have been previously adjusted) may increase by no more than the lesser of 2.5 percent or the percentage increase in the consumer price index for that year.

  INDEMNIFICATION

    Williams will indemnify us for environmental liabilities related to Williams Pipe Line as described above.

  MAINTENANCE CAPITAL EXPENDITURES

    In 2002, 2003 and 2004, Williams will reimburse us for annual maintenance capital expenditures related to the Williams Pipe Line system in excess of $19.0 million in any of those years, subject to a maximum aggregate reimbursement of $15.0 million over this three-year period.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

           Exhibit 10.1 AMENDMENT NO. 1 TO AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP OF WILLIAMS ENERGY PARTNERS L.P.

           Exhibit 10.2  SECOND AMENDMENT TO OMNIBUS AGREEMENT

     (b)  Reports on Form 8-K:

           The Partnership filed on Form 8-K on May 3, 2002 restated Management's Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements and notes to reflect the results of operations, financial position and cash flows as if the Partnership and Williams Pipe Line Company had been combined throughout the periods presented.

           The Partnership's earnings for the three months ended March 31, 2002 and 2001 were issued on Form 8-K on April 29, 2002.

           The Partnership filed the following financial statements associated with its purchase of all the membership interests of Williams Pipe Line Company for $1 billion effective April 11, 2002 on Form 8-K on April 19, 2002:

               o Unaudited pro forma balance sheet as of December 31, 2001, and unaudited pro forma statement of income for the year ended December 31, 2001.

               o The consolidated balance sheets of Williams Pipe Line Company, LLC as of December 31, 2001 and 2000, and the related consolidated statements of income and member's equity and cash flows for each of the three years in the period ended December 31, 2001, with report of independent auditors.

           The Partnership reported that The Williams Companies, Inc. had announced that it closed the sale of Williams Pipe Line Company to the Partnership for $1 billion on Form 8-K on April 11, 2002.

           The Partnership announced that it was pursuing the acquisition of Williams Pipe Line Company from The Williams Companies, Inc. for at least $900 million on Form 8-K on March 8, 2002.

           The Partnership's earnings for the twelve months ended December 31, 2001 and 2000 were issued on Form 8-K on January 30, 2002.

           The Partnership filed the following financial statements associated with its purchase of the crude oil and storage assets of Geonet Gathering, Inc. for $20.0 million effective October 31, 2001 on Form 8-K/A on January 14, 2002:

               o Pro forma balance sheet as of September 30, 2001 and pro forma statements of income for the year ended December 31, 2000 and the nine months ended September 30, 2001.

               o The financial statements with report of independent accountants for Geonet Gathering, Inc. as of and for the year ended December 31, 2000 and the interim financial statements as of and for the nine months ended September 30, 2001.

               The Partnership reported that it had purchased a natural gas liquids pipeline from Aux Sable Liquid Products L.P. for $8.9 million on Form 8-K on January 3, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 10, 2002.

                                                WILLIAMS ENERGY PARTNERS L.P.


                                                By:   Williams GP LLC
                                                      its General Partner

                                                /s/ Don R. Wellendorf
                                                --------------------------------
                                                Don R. Wellendorf
                                                Senior Vice President, Chief
                                                Financial Officer and Treasurer
                                                (Principal Accounting and
                                                Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
 10.1           AMENDMENT NO. 1 TO AMENDED AND RESTATED AGREEMENT OF
                LIMITED PARTNERSHIP OF WILLIAMS ENERGY PARTNERS L.P.

 10.2           SECOND AMENDMENT TO OMNIBUS AGREEMENT