Form 10-Q
period 2002-06-30
WILLIAMS ENERGY PARTNERS L P
filed 2002-08-14
CIK 1126975

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     As of August 12, 2002, there were 13,679,694 common units outstanding.

                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS                                                                     Page
                                                                                                    ----
           WILLIAMS ENERGY PARTNERS L.P.

           Consolidated Statements of Income for the three and six months ended
           June 30, 2002 and 2001 .................................................................   2

           Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001 ..................   3

           Consolidated Statements of Cash Flows for the six months ended
           June 30, 2002 and 2001 .................................................................   4

           Notes to Consolidated Financial Statements .............................................   5

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..  13

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .............................  23

           FORWARD-LOOKING STATEMENTS .............................................................  23


                                                  PART II

                                             OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS ......................................................................  24

 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS ..............................................  24

 ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ........................................................  25

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS ............... ..................  25

 ITEM 5.   OTHER INFORMATION ......................................................................  25

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K .......................................................  25

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          WILLIAMS ENERGY PARTNERS L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                          JUNE 30,                  JUNE 30,
                                                                                  ----------------------    ----------------------
                                                                                    2002         2001         2002         2001
                                                                                  ---------    ---------    ---------    ---------
Transportation and terminalling revenues:
     Third party ..............................................................   $  82,801    $  80,845    $ 156,062    $ 152,725
     Affiliate ................................................................       8,837        6,059       16,406       11,983
Product sales revenues:
     Third party ..............................................................      10,006       10,239       16,123       25,125
     Affiliate ................................................................       2,480       11,533       17,971       26,139
Affiliate construction and management fee revenues ............................          --          214          210          594
                                                                                  ---------    ---------    ---------    ---------
            Total revenues ....................................................     104,124      108,890      206,772      216,566
Costs and expenses:
     Operating ................................................................      37,292       36,701       70,358       74,056
     Product purchases ........................................................      12,015       18,647       30,424       46,491
     Depreciation and amortization ............................................       8,628        8,643       17,592       17,684
     General and administrative ...............................................       9,498       11,385       22,955       21,963
                                                                                  ---------    ---------    ---------    ---------
          Total costs and expenses ............................................      67,433       75,376      141,329      160,194
                                                                                  ---------    ---------    ---------    ---------
Operating profit ..............................................................      36,691       33,514       65,443       56,372
Interest expense:
     Affiliate interest expense ...............................................          --        1,391          407        5,542
     Other interest expense ...................................................       6,817        1,286        7,723        2,121
Interest income ...............................................................        (195)        (607)        (745)      (1,336)
Debt placement fee amortization ...............................................       4,935           80        5,030           80
Other income ..................................................................          --         (959)      (1,048)      (1,170)
                                                                                  ---------    ---------    ---------    ---------
Income before income taxes ....................................................      25,134       32,323       54,076       51,135
Provision for income taxes ....................................................         506        9,436        8,322       15,195
                                                                                  ---------    ---------    ---------    ---------
Net income ....................................................................   $  24,628    $  22,887    $  45,754    $  35,940
                                                                                  =========    =========    =========    =========

Allocation of net income:
   Portion applicable to the pre-initial public offering period ...............   $      --    $      --    $      --    $     304
   Portion applicable to Williams Pipe Line earnings prior to its acquisition
      on April 11, 2002 .......................................................         826       15,493       13,445       24,642
   Portion applicable to partners' interest ...................................      23,802        7,394       32,309       10,994
                                                                                  ---------    ---------    ---------    ---------
      Net income ..............................................................   $  24,628    $  22,887    $  45,754    $  35,940
                                                                                  =========    =========    =========    =========

Limited partners' interest in net income ......................................   $  22,721    $   7,246    $  30,986    $  10,774
General partner's interest in net income ......................................       1,081          148        1,323          220
                                                                                  ---------    ---------    ---------    ---------
Portion of net income applicable to partners' interest ........................   $  23,802    $   7,394    $  32,309    $  10,994
                                                                                  =========    =========    =========    =========

Basic net income per limited partner unit .....................................   $    1.05    $    0.64    $    1.87    $    0.95
                                                                                  =========    =========    =========    =========

Weighted average number of limited partner units outstanding used for
   basic net income per unit calculation ......................................      21,670       11,359       16,543       11,359
                                                                                  =========    =========    =========    =========

Diluted net income per limited partner unit ...................................   $    1.05    $    0.64    $    1.87    $    0.95
                                                                                  =========    =========    =========    =========

Weighted average number of limited partner units outstanding used for
  diluted net income per unit calculation .....................................      21,726       11,359       16,595       11,359
                                                                                  =========    =========    =========    =========


                             See accompanying notes.

                          WILLIAMS ENERGY PARTNERS L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 JUNE 30,   DECEMBER 31,
                                                                                  2002         2001
                                                                                ----------  ------------
                                                                               (UNAUDITED)
                                   ASSETS
Current assets:
   Cash and cash equivalents ................................................   $   43,019   $   13,837
   Accounts receivable (less allowance for doubtful accounts of $399 and
     $510 at June 30, 2002 and December 31, 2001) ...........................       18,160       18,157
   Other accounts receivable ................................................       10,502       10,754
   Affiliate accounts receivable ............................................        7,457        8,765
   Inventory ................................................................        9,508       21,057
   Deferred income taxes - affiliate ........................................           --        1,690
   Other current assets .....................................................        6,235          806
                                                                                ----------   ----------
     Total current assets ...................................................       94,881       75,066
Property, plant and equipment, at cost ......................................    1,319,319    1,338,393
   Less: accumulated depreciation ...........................................      386,938      374,653
                                                                                ----------   ----------
     Net property, plant and equipment ......................................      932,381      963,740
Goodwill (less amortization of $145 for both June 30, 2002 and December 31,
     2001) ..................................................................       22,429       22,282

Other intangibles (less amortization of $170 and $310 at June 30, 2002 and
   December 31, 2001) .......................................................        2,559        2,639
Long-term affiliate receivables .............................................        7,520       21,296
Long-term receivables .......................................................       11,536        8,809
Other noncurrent assets .....................................................        2,621       10,727
                                                                                ----------   ----------
   Total assets .............................................................   $1,073,927   $1,104,559
                                                                                ==========   ==========

                      LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Accounts payable .........................................................   $   16,521   $   12,636
   Affiliate accounts payable ...............................................       29,322       10,157
   Affiliate income taxes payable ...........................................           --        8,544
   Accrued affiliate payroll and benefits ...................................        2,605        4,606
   Accrued taxes other than income ..........................................       12,200        9,948
   Accrued interest payable .................................................          239          277
   Environmental liabilities ................................................        6,183        8,650
   Deferred revenue .........................................................        5,940        5,103
   Other current liabilities ................................................        6,939        8,503
   Short-term note payable ..................................................      411,000           --
   Acquisition payable ......................................................           --        8,853
                                                                                ----------   ----------
     Total current liabilities ..............................................      490,949       77,277
Long-term debt ..............................................................      148,000      139,500
Long-term affiliate note payable ............................................           --      138,172
Long-term affiliate payable .................................................          450        1,262
Deferred income taxes .......................................................           --      147,029
Other deferred liabilities ..................................................          917        1,127
Environmental liabilities ...................................................        8,188        8,260
Minority interest ...........................................................           --        2,250
Class B equity securities ...................................................      304,388           --
Commitments and contingencies
Partners' capital ...........................................................      121,035      589,682
                                                                                ----------   ----------
     Total liabilities and partners' capital ................................   $1,073,927   $1,104,559
                                                                                ==========   ==========



                             See accompanying notes.

                          WILLIAMS ENERGY PARTNERS L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                      ----------------------
                                                                                        2002         2001
                                                                                      ---------    ---------
Operating Activities:
   Net income .....................................................................   $  45,754    $  35,940
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ................................................      17,592       17,684
     Debt issuance costs amortization .............................................       5,030           80
     Deferred compensation expense ................................................       1,264          349
     Deferred income taxes ........................................................       1,641        3,284
     Gain on sale of assets .......................................................      (1,059)          --
     Changes in components of operating assets and liabilities excluding certain assets and liabilities of Williams Pipe Line Company excluded as part of its acquisition:
       Accounts receivable and other accounts receivable ..........................     (11,891)       1,909
       Affiliate accounts receivable ..............................................        (188)         496
       Inventories ................................................................         757       (8,754)
       Accounts payable ...........................................................        (742)      (2,565)
       Affiliate accounts payable .................................................      12,946       15,268
       Accrued income taxes due affiliate .........................................         487          239
       Accrued affiliate payroll and benefits .....................................      (2,001)      (2,695)
       Accrued taxes other than income ............................................       2,252        6,432
       Accrued interest payable ...................................................         (38)         558
       Current and noncurrent environmental liabilities ...........................          99        1,122
       Other current and noncurrent assets and liabilities ........................      (4,051)       1,784
                                                                                      ---------    ---------
         Net cash provided by operating activities ................................      67,852       71,131

Investing Activities:
   Additions to property, plant and equipment .....................................     (18,630)     (18,300)
   Purchase of businesses .........................................................    (689,430)          --
   Proceeds from sale of assets ...................................................       1,186           --
   Other ..........................................................................          --          (66)
                                                                                      ---------    ---------
     Net cash used by investing activities ........................................    (706,874)     (18,366)

Financing Activities:
   Distributions paid .............................................................     (14,023)      (3,385)
   Borrowings under credit facility ...............................................       8,500      119,600
   Borrowings under short-term note ...............................................     700,000           --
   Payments on short-term note ....................................................    (289,000)          --
   Capital contributions by affiliate .............................................      14,990          634
   Sales of common units to public (less underwriters' commissions)  ..............     284,568       92,460
   Debt placement costs ...........................................................      (7,087)        (909)
   Payment of formation costs associated with initial public offering .............          --       (3,098)
   Redemption of 600,000 common units from affiliate ..............................          --      (12,060)
   Payments on affiliate note payable .............................................     (29,780)    (208,077)
   Other ..........................................................................          36           --
                                                                                      ---------    ---------
     Net cash provided (used) by financing activities .............................     668,204      (14,835)
                                                                                      ---------    ---------

Change in cash and cash equivalents ...............................................      29,182       37,930
Cash and cash equivalents at beginning of period ..................................      13,837           10
                                                                                      ---------    ---------
Cash and cash equivalents at end of period ........................................   $  43,019    $  37,940
                                                                                      =========    =========

Supplemental non-cash investing and financing transactions:
   Contributions by affiliate of long-term debt, deferred income taxes
      liabilities, and other assets and liabilities to Partnership capital.........     186,890       73,484
   Purchase of business ...........................................................    (304,388)      29,100
   Issuance of Class B equity securities ..........................................     304,388           --
                                                                                      ---------    ---------
     Total ........................................................................   $ 186,890    $ 102,584
                                                                                      =========    =========



                             See accompanying notes.

                          WILLIAMS ENERGY PARTNERS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

     In the opinion of management, the accompanying financial statements of Williams Energy Partners L.P. (the "Partnership"), which are unaudited, except for the balance sheet as of December 31, 2001 which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly the Partnership's financial position as of June 30, 2002 and the results of operations for the three and six month periods ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

     The historical results for Williams Pipe Line Company ("Williams Pipe Line") include income and expenses and assets and liabilities that were conveyed to and assumed by an affiliate of Williams Pipe Line prior to its acquisition by the Partnership. The assets principally include Williams Pipe Line's interest in and agreements related to Longhorn Partners Pipeline ("Longhorn"), an inactive refinery site at Augusta, Kansas and the ATLAS 2000 software system. The liabilities principally include the environmental liabilities associated with the inactive refinery site in Augusta, Kansas and the current and deferred income taxes and affiliate note payable. The current and deferred income taxes and the affiliate note payable were contributed to the Partnership in the form of a capital contribution by an affiliate of The Williams Companies, Inc. ("Williams"). The income and expenses associated with Longhorn will not be included in the future financial results of the Partnership. Also, as agreed between the Partnership and Williams, revenues from Williams Pipe Line's blending operations, other than an annual blending fee of approximately $3.0 million, will not be included in the future financial results of the Partnership. In addition, general and administrative expenses related to the Williams Pipe Line system that the Partnership will reimburse to its general partner will be limited to $30.0 million per year, subject to an escalation provision.

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

2.  ORGANIZATION

     Williams Energy Partners L.P. is a Delaware limited partnership that was formed in August 2000, to own, operate and acquire a diversified portfolio of complementary energy assets. At the time of the Partnership's initial public offering in February 2001, the Partnership owned: (a) selected petroleum products terminals previously owned by Williams Energy Ventures, Inc., and (b) an ammonia pipeline system, Williams Ammonia Pipeline Inc., previously owned by Williams Natural Gas Liquids, Inc. ("WNGL"). Prior to the closing of the Partnership's initial public offering in February 2001, Williams Energy Ventures, Inc. was owned by Williams Energy Services, LLC ("WES"). Both WES and WNGL are wholly owned subsidiaries of Williams. Williams GP LLC ("General Partner"), a Delaware limited liability company, was also formed in August 2000, to serve as general partner for the Partnership.

     On February 9, 2001, the Partnership completed its initial public offering of 4 million common units representing limited partner interests in the Partnership at a price of $21.50 per unit. The proceeds of $86.0 million were used to pay underwriting discounts and commissions of $5.6 million and legal, professional fees and costs associated with the initial public offering of $3.1 million, with the remainder used to reduce affiliate note balances with Williams.

     As part of the initial public offering, the underwriters exercised their over-allotment option and purchased 600,000 common units, also at a price of $21.50 per unit. The net proceeds of $12.1 million, after underwriting discounts and commissions of $0.8 million, from this over-allotment option were used to redeem 600,000 of the common units held by WES to reimburse it for capital expenditures related to the Partnership's assets. The Partnership maintained the historical costs of the net assets in connection with the initial public offering. Following the exercise of the underwriters' over-allotment option, 40% of the Partnership was owned by the public and 60%, including the General Partner's ownership, was owned by affiliates of the Partnership. Generally, the limited partners' liability in the Partnership is limited to their investment.

     On April 11, 2002, the Partnership acquired all of the membership interests of Williams Pipe Line for approximately $1.0 billion (see Note 3 - Acquisitions). Because Williams Pipe Line was an affiliate of the Partnership at the time of the acquisition, the transaction was between entities under common control and, as such, has been accounted for similarly to a pooling of interests. Accordingly, the consolidated financial statements and notes of the Partnership have been restated to reflect the combined historical results of operations, financial position and cash flows of Williams Energy Partners and Williams Pipe Line throughout the periods presented. Williams Pipe Line's operations are presented as a separate operating segment of the Partnership (see
Note 4 - Segment Disclosures).

     On April 11, 2002, the Partnership issued 7,830,924 Class B units representing limited partner interests to its general partner, Williams GP LLC. The securities, valued at $304.4 million, were issued as partial payment for the acquisition of Williams Pipe Line (See Note 3 - Acquisitions). The Partnership has the right to redeem the Class B units for cash based on the 15-day average closing price of the common units prior to the redemption date. If the Class B units are not redeemed by April 11, 2003, upon the request of the General Partner and approval of the holders of a majority of the common units voting at a meeting of the unitholders, the Class B units will convert into common units. If the approval of the conversion by the common unitholders is not obtained within 120 days of our General Partner's request, our General Partner will be entitled to receive distributions with respect to its Class B units, on a per unit basis, equal to 115% of the amount of distributions paid on a common unit.

     In May 2002, the Partnership issued 8 million common units representing limited partner interests in the Partnership at a price of $37.15 per unit. A portion of the total proceeds of $297.2 million was used to pay underwriting discounts and commissions of $12.6 million. Legal, professional fees and costs associated with this offering are estimated at $1.5 million. The remaining cash proceeds were used to partially repay the $700.0 million short-term note assumed by the Partnership to help finance the Williams Pipe Line acquisition (see Note 7 - Debt).

3.  ACQUISITIONS

    On April 11, 2002, the Partnership acquired all of the membership interests of Williams Pipe Line for approximately $1.0 billion. The Partnership financed the transaction through short-term debt and equity issued to Williams. Consideration of $304.4 million was given to Williams in the form of Class B units representing limited partner interests in the Partnership issued to the General Partner. Williams retained $15.0 million of Williams Pipe Line's accounts receivable and the remaining $680.6 million of the consideration for Williams Pipe Line was settled by the Partnership remitting to Williams $674.4 million in cash, after netting Williams' $6.2 million required contribution to maintain its 2% general partner interest. The Partnership borrowed $700.0 million from a group of financial institutions, paid Williams Energy Services $674.4 million and used $7.1 million of the borrowed funds to pay debt fees. The Partnership reserved $3.5 million of the borrowed funds to pay transaction costs and retained $15.0 million to meet working capital needs.

    As a result of recording Williams Pipe Line's assets and liabilities at their historical book values, as required by generally accepted accounting principles, while acquiring Williams Pipe Line at market value, the General Partner's capital account was decreased by $415.1 million. Because of this unusual adjustment, the Partnership's debt to total capitalization ratio is 56.8%; however, excluding this adjustment, the debt to total capitalization ratio is 39.9%.

    In May, the Partnership issued 8.0 million common units, representing limited partner interests, to the public for proceeds of $297.2 million. Associated with this offering, Williams paid the Partnership $6.1 million to maintain its 2% general partner interest. After paying underwriting discounts and commissions and estimated legal, professional fees and other associated offering costs, the Partnership made a $289.0 million payment on the $700.0 million acquisition borrowing, leaving a balance of $411.0 million.

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

                                                                 THREE MONTHS ENDED JUNE 30, 2002
                                                  -------------------------------------------------------------
                                                                    PETROLEUM        AMMONIA
                                                    WILLIAMS        PRODUCTS        PIPELINE
                                                    PIPE LINE       TERMINALS        SYSTEM            TOTAL
                                                  -------------   -------------   -------------   -------------
                                                                   (IN THOUSANDS - UNAUDITED)

Revenues:
   Third party customers ......................   $      75,065   $      15,219   $       2,523   $      92,807
   Affiliate customers ........................           6,775           4,542              --          11,317
                                                  -------------   -------------   -------------   -------------
     Total revenues ...........................          81,840          19,761           2,523         104,124
Operating expenses ............................          28,107           8,102           1,083          37,292
Product purchases .............................          12,015              --              --          12,015
Depreciation and amortization .................           5,627           2,837             164           8,628
Affiliate general and administrative expenses .           7,550           1,636             312           9,498
                                                  -------------   -------------   -------------   -------------
Segment profit ................................   $      28,541   $       7,186   $         964   $      36,691
                                                  =============   =============   =============   =============

                                                                  THREE MONTHS ENDED JUNE 30, 2001
                                                  -------------------------------------------------------------
                                                                    PETROLEUM        AMMONIA
                                                    WILLIAMS        PRODUCTS        PIPELINE
                                                    PIPE LINE       TERMINALS        SYSTEM            TOTAL
                                                  -------------   -------------   -------------   -------------
                                                                   (IN THOUSANDS - UNAUDITED)
Revenues:
   Third party customers ......................   $      73,166   $      13,742   $       4,176   $      91,084
   Affiliate customers ........................          14,078           3,728              --          17,806
                                                  -------------   -------------   -------------   -------------
     Total revenues ...........................          87,244          17,470           4,176         108,890
Operating expenses ............................          28,232           7,467           1,002          36,701
Product purchases .............................          18,647              --              --          18,647
Depreciation and amortization .................           5,986           2,495             162           8,643
Affiliate general and administrative expenses .           9,537           1,572             276          11,385
                                                  -------------   -------------   -------------   -------------
Segment profit ................................   $      24,842   $       5,936   $       2,736   $      33,514
                                                  =============   =============   =============   =============

                                                                   SIX MONTHS ENDED JUNE 30, 2002
                                                  -------------------------------------------------------------
                                                                    PETROLEUM        AMMONIA
                                                    WILLIAMS        PRODUCTS        PIPELINE
                                                    PIPE LINE       TERMINALS        SYSTEM            TOTAL
                                                  -------------   -------------   -------------   -------------
                                                                   (IN THOUSANDS - UNAUDITED)
Revenues:
   Third party customers ......................   $     134,522   $      30,765   $       6,898   $     172,185
   Affiliate customers ........................          25,744           8,843              --          34,587
                                                  -------------   -------------   -------------   -------------
     Total revenues ...........................         160,266          39,608           6,898         206,772
Operating expenses ............................          52,616          15,514           2,228          70,358
Product purchases .............................          30,424              --              --          30,424
Depreciation and amortization .................          11,683           5,581             328          17,592
Affiliate general and administrative expenses .          17,779           4,313             863          22,955
                                                  -------------   -------------   -------------   -------------
Segment profit ................................   $      47,764   $      14,200   $       3,479   $      65,443
                                                  =============   =============   =============   =============

                                                                   SIX MONTHS ENDED JUNE 30, 2001
                                                  -------------------------------------------------------------
                                                                    PETROLEUM        AMMONIA
                                                    WILLIAMS        PRODUCTS        PIPELINE
                                                    PIPE LINE       TERMINALS        SYSTEM            TOTAL
                                                  -------------   -------------   -------------   -------------
                                                                   (IN THOUSANDS - UNAUDITED)
Revenues:
   Third party customers ......................   $     143,699   $      27,287   $       6,864   $     177,850
   Affiliate customers ........................          30,935           7,781              --          38,716
                                                  -------------   -------------   -------------   -------------
     Total revenues ...........................         174,634          35,068           6,864         216,566
Operating expenses ............................          57,467          14,644           1,945          74,056
Product purchases .............................          46,491              --              --          46,491
Depreciation and amortization .................          11,921           5,439             324          17,684
Affiliate general and administrative expenses .          17,832           3,588             543          21,963
                                                  -------------   -------------   -------------   -------------
Segment profit ................................   $      40,923   $      11,397   $       4,052   $      56,372
                                                  =============   =============   =============   =============

5.  RELATED PARTY TRANSACTIONS

          The Partnership has entered into agreements with various Williams subsidiaries. Agreements with Williams Energy Marketing & Trading Company ("EM&T") provide for sales of pipeline inventory overages and product blending and fractionation services, as well as lease storage capacity and, historically, for sales of blended gasoline. (See Note 1 - Basis of Presentation for more information about income and expenses associated with Williams Pipe Line historical operations that are no longer being conducted by the Partnership). Because of the nature of the Partnership's agreements with Williams, the Partnership has limited product price exposure. The Partnership has several agreements with EM&T, which provide for: (i) the access to and utilization of one of the Partnership's inland terminals, (ii) approximately 2.8 million barrels of storage and other ancillary services at the Partnership's marine terminal facilities, (iii) capacity utilization rights to substantially all of the capacity of the Gibson, Louisiana marine terminal facility and (iv) throughput commitments with Williams Pipe Line that allows Williams Pipe Line to satisfy its throughput commitments on third party pipe lines. Williams Pipe Line has entered into agreements with Mid-America Pipeline Company and Williams Bio-Energy, LLC, affiliate companies of Williams, to provide tank storage and pipeline system storage, respectively. Both EM&T and Williams Refining & Marketing, L.L.C. ship product on the Williams Pipe Line system. Additionally, the Partnership has agreements with Williams Refining & Marketing for the access and utilization of the Partnership's inland terminal facilities. The following are revenues from various Williams subsidiaries (in thousands):

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                        -------------------------   -------------------------
                                           2002          2001          2002          2001
                                        -----------   -----------   -----------   -----------
Williams Energy Marketing & Trading .   $     6,890   $    14,461   $    25,283   $    32,198
Williams Refining & Marketing .......         2,231         2,193         5,818         4,251
Williams Bio Energy .................         1,229           735         2,122         1,399
Mid-America Pipeline ................            66            71           141           142
Other ...............................           901           346         1,223           726
                                        -----------   -----------   -----------   -----------
     Total ..........................   $    11,317   $    17,806   $    34,587   $    38,716
                                        ===========   ===========   ===========   ===========

     Beginning with the closing date of the initial public offering, the General Partner, through provisions included in the omnibus agreement, has limited the amount of general and administrative costs charged to the Partnership for the petroleum products terminals and ammonia pipeline system operations. In addition, beginning with the acquisition of Williams Pipe Line, the General Partner has limited the amount of general and administrative expense charged to the Partnership for these operations. The additional general and administrative costs incurred by the General Partner, but not charged to the Partnership, totaled $6.3 million and $2.4 million for the three months ended June 30, 2002 and 2001, respectively, and $9.1 million for the six months ended June 30, 2002 and $3.2 million for the period February 10, 2001 through June 30, 2001.

     On August 1, 2002, Williams announced that it had sold 98% of Mapletree LLC, which owns Mid-America Pipeline Company to Enterprise Products Partners L.P. ("Enterprise). The Partnership has a shared operating cost agreement between Williams Ammonia Pipeline L.P. and Mid-America Pipeline Company that Enterprise has agreed to continue for a six-month transition period, which can be extended to one-year agreement unless either party provides a 90-day written notification to cancel the agreement. The operating costs of the ammonia pipeline could increase substantially when this transition period ends. Williams Pipe Line's operating expense could also increase as a result of the sale of Mid-America Pipeline due to the certain cost sharing arrangements between Williams Pipe Line and Mid-America Pipeline.

6.  INVENTORIES

        Inventories at June 30, 2002 and December 31, 2001 were as follows (in thousands):


                                                      JUNE 30,       DECEMBER 31,
                                                        2002            2001
                                                    ------------    ------------
   Refined petroleum products ..................    $      4,760    $      5,926
   Natural gas liquids .........................           3,304          14,210
   Additives ...................................           1,037             480
   Other .......................................             407             441
                                                    ------------    ------------
        Total inventories ......................    $      9,508    $     21,057
                                                    ============    ============

          The decrease in the natural gas liquids inventory is the result of the Partnership changing its butane blending operations to that of a service provider only.

7.  DEBT

    At June 30, 2002, the Partnership had a $175.0 million bank credit facility with $148.0 million borrowed under that facility and $27.0 million of additional borrowing capacity. The credit facility was comprised of a $90.0 million term loan facility and an $85.0 million revolving credit facility, which includes a $73.0 million acquisition sub-facility and a $12.0 million working capital sub-facility. As of June 30, 2002, the Partnership had borrowed $90.0 million under the term loan facility and $58.0 million under the acquisition facility. The credit facility's term extends through February 5, 2004, with all amounts due at that time. Borrowings under the credit facility carry an interest rate equal to the Eurodollar rate plus a spread from 1.0% to 1.5%, depending on Williams OLP, L.P.'s ("OLP") leverage ratio. Interest is also assessed on the unused portion of the credit facility at a rate from 0.2% to 0.4%, depending on the OLP's leverage ratio. The OLP's leverage ratio is defined as the ratio of consolidated total debt to consolidated earnings before interest, income taxes, depreciation and amortization for the period of the four fiscal quarters ending on such date. Closing fees associated with the initiation of the credit facility were $0.9 million, which are being amortized over the life of the facility. The average interest rates at June 30, 2002 and 2001 were 3.3% and 5.6%, respectively, on the credit facility.

    In April 2002, the Partnership borrowed $700.0 million from a group of financial institutions. This note, used to help finance the Partnership's acquisition of Williams Pipe Line, has a maturity date of October 8, 2002 and carries an interest rate, adjusted monthly, equal to the Eurodollar rate plus 2.5%. On August 9, 2002 the rate on this short-term note increased to the Eurodollar rate plus 4.0%. The interest rate on this note at June 30, 2002, was 4.3%. Closing fees associated with the note were $7.1 million and are being amortized over the life of the note. In the current quarter, the Partnership amortized $4.8 million of the debt closing fees associated with this short-term note. In May 2002, the Partnership issued 8.0 million common units to the public. The net proceeds of $283.1 million, after underwriting discounts and commissions and estimated legal, professional fees and other associated offering costs, were used to partially repay the note. Also, the Partnership made an additional $6.0 million partial repayment in June 2002 from the funds received from Williams to maintain its 2% general partner interest following the equity issuance. The net short-term borrowings as of June 30, 2002, were $411.0 million.

8.  COMMITMENTS AND CONTINGENCIES

     WES has agreed to indemnify the Partnership against any covered environmental losses, up to $15.0 million, relating to assets it contributed to the Partnership at the time of the initial public offering that arose prior to February 9, 2001, that become known within three years after February 9, 2001, and that exceed all amounts recovered or recoverable by the Partnership under contractual indemnities from third parties or under any applicable insurance policies. Covered environmental losses are those non-contingent terminal and ammonia system environmental losses, costs, damages and expenses suffered or incurred by the Partnership arising from correction of violations of, or performance of remediation required by, environmental laws in effect at February 9, 2001, due to events and conditions associated with the operation of the assets and occurring before February 9, 2001.

     In connection with the acquisition of Williams Pipe Line, WES agreed to indemnify the Partnership for any breach of a representation or warranty that results in losses and damages of up to $110.0 million after the payment of a $6.0 million deductible. With respect to any amount exceeding $110.0 million, WES will be responsible for one-half of that amount up to $140.0 million. In no event will WES' liability exceed $125.0 million. These indemnification obligations will survive for one year, except that those relating to employees and employee benefits will survive for the applicable statute of limitations and those relating to real property, including title to WES' assets, will survive for ten years. This indemnity also provides that the Partnership will be indemnified for an unlimited amount of losses and damages related to tax liabilities. In addition, any losses and damages related to environmental liabilities that arose prior to the acquisition will be subject only to a $2.0 million deductible, which will survive for six years.

     Estimated liabilities for environmental costs were $14.4 million and $16.9 million at June 30, 2002 and December 31, 2001, respectively. Management estimates that expenditures associated with these environmental remediation liabilities will be paid over the next two to five years. Receivables associated with these environmental liabilities of $12.5 million and $5.1 million at June 30, 2002 and December 31, 2001, respectively, have been recognized as recoverable from affiliates and third parties. These estimates, provided on an undiscounted basis, were determined based primarily on data provided by a third-party environmental evaluation service. These liabilities have been classified as current or non-current based on management's estimates regarding the timing of actual payments.

     In conjunction with the 1999 acquisition of the Gulf Coast marine terminals from Amerada Hess Corporation ("Hess"), Hess has disclosed to the Partnership all suits, actions, claims, arbitrations, administrative, governmental investigation or other legal proceedings pending or threatened, against or related to the assets acquired by the Partnership, which arise under environmental law. In the event that any pre-acquisition releases of hazardous substances at the Partnership's Corpus Christi and Galena Park, Texas and Marrero, Louisiana marine terminal facilities that were unknown at closing but subsequently identified by the Partnership prior to July 30, 2004, the Partnership will be liable for the first $2.5 million of environmental liabilities, Hess will be liable for the next $12.5 million of losses and the Partnership will assume responsibility for any losses in excess of $15.0 million. Also, Hess agreed to indemnify the Partnership through July 30, 2014, against all known and required environmental remediation costs at the Corpus Christi and Galena Park, Texas marine terminal facilities from any matters related to pre-acquisition actions. Hess has indemnified the Partnership for a variety of pre-acquisition fines and claims that may be imposed or asserted against the Partnership under certain environmental laws. At both June 30, 2002 and December 31, 2001, the Partnership had accrued $0.6 million for costs that may not be recoverable under Hess' indemnification.

     During 2001, the Partnership recorded an environmental liability of $2.6 million at its New Haven, Connecticut facility, which was acquired in September 2000. This liability was based on third-party environmental engineering estimates completed as part of a Phase II environmental assessment, routinely required by the State of Connecticut to be conducted by the purchaser following the acquisition of a petroleum storage facility. The Partnership has begun a Phase III environmental assessment at this facility, which is expected to be completed during the third quarter of 2002, and the environmental liability could change materially based on this more thorough analysis. The seller of these assets agreed to indemnify the Partnership for certain of these environmental liabilities. In addition, the Partnership purchased insurance for up to $25.0 million of environmental liabilities associated with these assets, which carries a deductible of $0.3 million. Any environmental liabilities at this location not covered by the seller's indemnity and not covered by insurance are covered by the WES environmental indemnifications to the Partnership, subject to the $15.0 million limitation.

     As a result of an Environmental Protection Agency investigation and associated report of benzene contamination in Corpus Christi, Texas, Elementis Chromium Inc. brought suit against El Paso CGP Company ("El Paso"), formerly Coastal Corporation, Hess, Citgo Petroleum Corporation and Koch Industries, Inc. asserting that these entities should share liability for the associated clean up and remediation costs. As a result of being named in the suit, El Paso sent a demand letter to the Partnership, which presented a claim for $5.3 million, representing El Paso's costs to date. El Paso has asserted that the property acquired by the Partnership from Hess in 1999 is a contributing source of benzene contamination from historical Hess operations and the terminal facility, which currently operates on that site. The Partnership has denied responsibility for any of the contamination at issue in this litigation and believes that any contamination that may have migrated from the property was present at the time the property was purchased from Hess. The Partnership has subsequently received from Hess a complete indemnification and, as such, believes that El Paso's claim against Partnership will not have a material impact on the financial position, results of operations or cash flows of the Partnership.

     During 2001, the Environmental Protection Agency ("EPA"), pursuant to
Section 308 of the Clean Water Act, preliminarily determined that Williams may have systemic problems with petroleum discharges from pipeline operations. The inquiry primarily focused on Williams Pipe Line, which was subsequently acquired by the Partnership. The response to the EPA's information request was submitted during November 2001. Any claims the EPA may assert, relative to this inquiry, would be covered by the Partnership's environmental indemnifications with Williams.

     WNGL will indemnify the Partnership for right-of-way defects or failures in the ammonia pipeline easements for 15 years after the initial public offering closing date. WES has also indemnified the Partnership for right-of-way defects or failures associated with the marine terminal facilities at Galena Park, Corpus Christi and Marrero for 15 years after the initial public offering closing date. In addition, WES has indemnified the Partnership for right-of-way defects or failures in Williams Pipe Line's easements for 10 years after the closing date of its acquisition by the Partnership up to a maximum of $125.0 million with a deductible of $6.0 million. This $125.0 million amount will also be subject to indemnification claims made by the Partnership for breaches of other representations and warranties.

     On May 31, 2002, Farmland Industries, Inc. ("Farmland") and several of its subsidiaries filed for Chapter 11 bankruptcy protection. Farmland, the largest customer on the ammonia pipeline system, is also a customer of Williams Pipe Line and petroleum products terminals. Prior to Farmland's bankruptcy filing, the Partnership placed Farmland on a pre-payment basis for its ammonia shipments. As a result, the receivable amount owed by Farmland to the Partnership at June 30, 2002 was less than $0.1 million. The Partnership received approximately $2.3 million in payments from Farmland during the preference period prior to Farmland filing for bankruptcy. Management believes that the Partnership will not be required to reimburse these funds to the bankruptcy trustee because they were received in the ordinary course of business with Farmland.

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

9.  RESTRICTED UNITS

     In February 2001, the General Partner adopted the Williams Energy Partners' Long-Term Incentive Plan for Williams' employees who perform services for Williams Energy Partners L.P. and directors of the General Partner. The Long-Term Incentive Plan consists of two components: phantom units and unit options. The Long-Term Incentive Plan permits the grant of awards covering an aggregate of 700,000 common units. The Long-Term Incentive Plan is administered by the compensation committee of the General Partner's board of directors.

     In April 2001, the General Partner issued grants of 92,500 restricted units, which are also referred to as phantom units, to certain key employees associated with the Partnership's initial public offering in February 2001. These one-time initial public offering phantom units will vest over a 34-month period ending on February 9, 2004, and are subject to forfeiture if employment is terminated prior to vesting. These units are subject to early vesting if the Partnership achieves certain performance measures. The Partnership achieved the first of two performance measures in February 2002 and as a result, 46,250 of the phantom units vested, resulting in a charge to compensation expense of approximately $1.0 million. The Partnership recognized additional compensation expense of $0.1 million and $0.3 million related to the remaining non-vested units associated with these grants in the three and six months ended June 30, 2002, respectively. The Partnership expects that in the fourth quarter of 2002 it will achieve the final performance measure associated with the initial public offering unit awards and that the remaining awards will vest at that time. The Partnership expects that it will recognize an expense of $0.7 million associated with the vesting of these awards. The fair market value of the phantom units associated with this grant was $2.8 million on the grant date.

     In April 2001, the General Partner issued grants of 64,200 phantom units associated with the annual incentive compensation plan. The actual number of units that will be awarded under this grant will be determined by the Partnership on February 9, 2004. At that time, the Partnership will assess whether certain performance criteria have been met and determine the number of units that will be awarded, which could range from zero units up to a total of 128,400 units. These units are also subject to forfeiture if employment is terminated prior to February 9, 2004. These awards do not have an early vesting feature, unless there is a change in control of the Partnership's general partner. The Partnership is assuming that the full 128,400 will ultimately be awarded and recognized $0.2 million and $0.5 million of deferred compensation expense associated with these awards for the three months and six months ended June 30, 2002. The fair market value of the phantom units associated with this grant was $4.3 million on June 30, 2002.

10.  DISTRIBUTIONS

    Distributions paid by the Partnership during 2001 and 2002 are as follows:

                              DATE
                              CASH               PER UNIT CASH              TOTAL
                          DISTRIBUTION           DISTRIBUTION               CASH
                              PAID                   AMOUNT             DISTRIBUTION
                         ----------------      -----------------     ----------------
                            05/15/01      (a)      $0.2920              $3.4 million
                            08/14/01               $0.5625              $6.5 million
                            11/14/01               $0.5775              $6.7 million
                            02/14/02               $0.5900              $6.9 million
                            05/15/02               $0.6125              $7.2 million
                            08/14/02      (b)      $0.6750             $19.2 million

      (a) This distribution represented the prorated minimum quarterly distribution for the 50-day period following the initial public offering closing date, which included February 10, 2001 through March 31, 2001.

      (b) The General Partner declared this cash distribution on July 24, 2002, to be paid on August 14, 2002, to unitholders of record at the close of business on August 5, 2002. Total cash distributions of $19.2 million include $5.3 million of distributions associated with the Class B units. These distributions will be reserved but will not be actually distributed until the short-term note, used to help finance the Williams Pipe Line acquisition, is paid off. This short-term note matures in October 2002 but the Partnership expects to pay the note off during the third quarter of 2002. The $19.2 million cash distribution includes an incentive distribution to the Partnership's General Partner of $0.5 million.

11. NET INCOME PER UNIT

      The following table provides details of the basic and diluted net income per unit computations (in thousands, except per unit amounts):

                                                             FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                                           ---------------------------------------------
                                                              INCOME          UNITS          PER UNIT
                                                            (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                                           -------------   -------------   -------------
Limited partners' interest in net income ...............   $      22,721

Basic net income per common and subordinated unit ......   $      22,721          21,670   $        1.05

Effect of dilutive restricted unit grants ..............              --              56              --
                                                           -------------   -------------   -------------

Diluted net income per common and subordinated unit ....   $      22,721          21,726   $        1.05
                                                           =============   =============   =============

                                                           FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                           ---------------------------------------
                                                             INCOME         UNITS       PER UNIT
                                                           (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                                           -----------   -----------   -----------
Limited partners' interest in net income ...............   $    30,986

Basic net income per common and subordinated unit ......   $    30,986        16,543   $      1.87

Effect of dilutive restricted unit grants ..............            --            52            --
                                                           -----------   -----------   -----------

Diluted net income per common and subordinated unit ....   $    30,986        16,595   $      1.87
                                                           ===========   ===========   ===========

    Units reported as dilutive securities are related to restricted unit grants associated with the one-time initial public offering award (see Note 9).

12. SUBSEQUENT EVENTS

    The Board of Directors of the Partnership's General Partner approved 22,150 units associated with the 2002 incentive compensation plan. Based on the closing price of $33.50 per unit at June 30, 2002, these units were valued at $0.7 million. The Partnership will begin expensing the costs associated with these units in the third quarter of 2002.

     On July 30, 2002, the Partnership entered into a throughput and deficiency agreement with a connecting carrier, which provides the Partnership with space on the connecting carrier's pipeline. The agreement runs until December 31, 2005, and obligates the Partnership to pay approximately $1.2 million per year for pipeline tariffs, or a total obligation for the length of the agreement of approximately $6.0 million.

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

      -   the Williams Pipe Line system;

      -   five marine terminal facilities;

      -   25 inland terminals (some of which are partially owned); and

      -   an ammonia pipeline system.

      On April 11, 2002, we acquired for approximately $1.0 billion all of the membership interests of Williams Pipe Line Company ("Williams Pipe Line"), which owns and operates the Williams Pipe Line system. Because Williams Pipe Line was an affiliate of ours at the time of the acquisition, the transaction was between entities under common control and, as such, was accounted for similarly to a pooling of interest. Accordingly, our consolidated financial statements and notes have been restated to reflect the historical results of operations, financial position and cash flows of Williams Energy Partners and Williams Pipe Line on a combined basis throughout the periods presented.

    The historical results for Williams Pipe Line include revenue and expenses and assets and liabilities that were conveyed to and assumed by an affiliate of Williams Pipe Line prior to our acquisition of it. These assets primarily include Williams Pipe Line's interest in and agreements related to Longhorn Partners Pipeline ("Longhorn"), an inactive refinery site at Augusta, Kansas and the ATLAS 2000 software system. The results from these assets will not be included in our future financial results. In addition, revenues from Williams Pipe Line's blending operations, other than an annual blending fee of approximately $3.0 million, will not be included in our future financial results. We have reported the Williams Pipe Line system's operations as a separate operating segment.

RECENT DEVELOPMENTS

    On July 24, 2002, our general partner declared an increase in the quarterly cash distribution from $0.6125 to $0.675 per unit, representing a 10% increase over the previous quarter's distribution and a 29% increase since our initial public offering in February 2001. The distribution increase is for the period of April 1 through June 30, 2002. The distribution will be paid on August 14, 2002 to unitholders of record at the close of business on August 5, 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2001

                                                                               THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                             ---------------------
                                                                               2002        2001
                                                                             ---------   ---------
                                                                               ($ in millions)
  FINANCIAL HIGHLIGHTS
  Revenues:
    Williams Pipe Line system transportation and related activities ......   $    69.3   $    65.3
    Petroleum products terminals .........................................        19.8        17.4
    Ammonia pipeline system ..............................................         2.5         4.2
                                                                             ---------   ---------
       Revenues excluding product and construction revenues ..............   $    91.6   $    86.9
    Williams Pipe Line system product and construction revenues ..........        12.5        22.0
                                                                             ---------   ---------
       Total revenues ....................................................   $   104.1   $   108.9
  Operating expenses:
    Williams Pipe Line system transportation and related activities ......   $    28.1   $    28.2
    Petroleum products terminals .........................................         8.1         7.5
    Ammonia pipeline system ..............................................         1.1         1.0
                                                                             ---------   ---------
       Operating expenses excluding product purchases ....................   $    37.3   $    36.7
    Williams Pipe Line system product purchases ..........................        12.0        18.6
                                                                             ---------   ---------
       Total operating expenses ..........................................   $    49.3   $    55.3
                                                                             ---------   ---------
       Total operating margin ............................................   $    54.8   $    53.6
                                                                             =========   =========

  OPERATING STATISTICS
  Williams Pipe Line system:
    Transportation revenue per barrel shipped (cents per barrel) .........        95.4        89.4
    Transportation barrels shipped (million barrels) .....................        59.5        61.3
    Barrel miles (billions) ..............................................        18.2        18.1
  Petroleum products terminals:
    Marine terminal facilities:
       Average storage capacity utilized per month (barrels in millions) .        16.4        15.8
       Throughput (barrels in millions) (a) ..............................         5.4         2.3
    Inland terminals:
       Throughput (barrels in millions) ..................................        15.2        13.5
  Ammonia pipeline system:
    Volume shipped (tons in thousands) ...................................         134         180

----------------

(a) For the three months ended June 30, 2002, represents throughput at the Gibson and New Haven marine facilities. As the Gibson facility was acquired in October 2001, the three months ended June 30, 2001 represents throughput at the New Haven facility only.

    Combined revenues excluding product and construction revenues for the three months ended June 30, 2002 were $91.6 million compared to $86.9 million for the three months ended June 30, 2001, an increase of $4.7 million, or 5%. This increase was a result of:

    o an increase in Williams Pipe Line system's transportation and related activities revenues of $4.0 million, or 6%. This increase was partially attributable to higher transportation revenue per barrel shipped, resulting from a tariff increase on July 1, 2001 and customers transporting products longer distances. Williams Pipe Line revenue further increased due to increased storage utilization, higher rates imposed on data services and increased ethanol terminalling rates;

    o an increase in petroleum products terminals revenues of $2.4 million, or 14%, primarily due to the acquisition of the Gibson marine facility that was acquired in October 2001 and the two Little Rock inland terminals that were acquired in June 2001. Revenues were further increased by higher utilization at the Gulf Coast marine facilities due to a favorable marketing environment;

    o a decrease in ammonia pipeline system revenues of $1.7 million, or 40%, primarily due to a throughput deficiency billing in the prior year that resulted from a shipper not meeting its minimum annual throughput commitment for the contract year ended June 2001. Revenue also declined due to a 46,000 ton, or 26%, decrease in ammonia shipped through our pipeline due to poor spring planting conditions coupled with high customer inventory levels, partially offset by a higher weighted average tariff of $16.90 compared to $16.01 during second quarter 2001.

    Operating expenses excluding product purchases for the three months ended June 30, 2002 were $37.3 million compared to $36.7 million for the three months ended June 30, 2001, an increase of $0.6 million, or 2%. This increase consisted of:

    o a decrease in Williams Pipe Line system expenses of $0.1 million. Reductions in environmental expenses and reduced power costs were primarily offset by increased pipeline lease expenses. Power costs were lower primarily due to lower power rates in the current quarter. The pipeline lease expenses are costs, which are charged back to our customers, for tariffs paid on connecting pipelines to move a customer's product to its ultimate destination. This service began in the current year, hence, there are no associated pipeline lease expenses in the prior year quarter;

    o an increase in petroleum products terminals expenses of $0.6 million, or 8%, primarily due to the addition of the Gibson marine facility and the Little Rock inland terminals. Lower utility expenses, reflecting lower natural gas prices in the current quarter compared to last year at the Gulf Coast facilities, were offset by higher maintenance expenses at the inland terminals. The increase in maintenance costs was primarily attributable to the timing of tank cleaning and American Petroleum Institute ("API") 653 inspection expenses;

    o an increase in ammonia pipeline system expenses of $0.1 million primarily due to higher property taxes.

    Revenues from product sales were $12.5 million for the three months ended June 30, 2002, while product purchases were $12.0 million, resulting in a net margin of $0.5 million in 2002. The 2002 net margin represents a decrease of $2.7 million compared to a net margin in 2001 of $3.2 million. This margin decline primarily results from butane blending activities prior to the partnership's ownership. In conjunction with our acquisition of Williams Pipe Line, we will provide butane blending services for a fee of $0.8 million per quarter rather than operating on a margin basis.

    Affiliate construction and management fee revenues for the three months ended June 30, 2002 were zero compared to $0.2 million for the three months ended June 30, 2001. Historically, Williams Pipe Line received a fee to manage Longhorn and to provide consulting services associated with the pipeline's construction and start-up, as needed. Prior to our acquisition of Williams Pipe Line, this Longhorn obligation was transferred to an affiliate of Williams Pipe Line and will not be provided by us.

    Depreciation and amortization expense for the three months ended June 30, 2002 was unchanged from 2001 at $8.6 million. Additional depreciation associated with acquisitions and capital improvements was offset by the elimination of depreciation associated with assets we did not acquire as part of the Williams Pipe Line acquisition.

    General and administrative expenses for the three months ended June 30, 2002 were $9.5 million compared to $11.4 million for the three months ended June 30, 2001, a decrease of $1.9 million, or 17%. General and administrative expenses are allocated from Williams as defined by the omnibus agreement. For 2002, these expense allocations are limited to $9.2 million per quarter plus actual equity-based incentive compensation expenses related to Williams Energy Partners' performance. The amount of general and administrative expenses incurred by the General Partner but not allocated to us was $6.3 million for the three months ended June 30, 2002. Incentive compensation costs associated with our equity-based long-term incentive plan are specifically excluded from the expense limitation and were $0.3 million during the three months ended June 30, 2002. Prior to our acquisition, Williams Pipe Line was allocated general and administrative costs from Williams based on a three-factor formula that considers operating margin, payroll costs and property, plant and equipment. The limit on general and administrative expenses that can be charged by our general partner to us will continue to be adjusted in the future to reflect additional general and administrative expenses incurred with acquisitions.

    Net interest expense for the three months ended June 30, 2002 was $6.6 million compared to $2.1 million for the three months ended June 30, 2001. The increase in interest expense was primarily related to the financing associated with the acquisition of Williams Pipe Line. Partially offsetting the higher debt was a reduction in our average interest rate on borrowings from 5.2% at June 30, 2001 to 4.1% at June 30, 2002.

    We do not pay income taxes because we are a partnership. However, Williams Pipe Line was subject to income taxes prior to our acquisition of it in April 2002, and our pre-initial public offering earnings in 2001 were also taxable. We primarily based our income tax rate of 38.0% and 37.9% for the three months ended June 30, 2002 and 2001, respectively, upon the effective income tax rate for Williams. The effective income tax rate exceeds the U.S. federal statutory income tax rate primarily due to state income taxes.

    Net income for the three months ended June 30, 2002 was $24.6 million compared to $22.9 million for the three months ended June 30, 2001, an increase of $1.7 million, or 7%. The operating margin increased by $1.2 million during the period, largely as a result of increased revenues on the Williams Pipe Line system and enhanced earnings from the acquisitions of the Little Rock and Gibson terminal facilities, partially offset by reduced ammonia revenues and product sales margins. General and administrative expenses decreased by $1.9 million while net interest expenses increased by $4.5 million. Debt placement fee amortization expense increased $4.8 million primarily due to the amortization of the debt costs associated with the financing and early redemption of a portion of the debt associated with the acquisition of Williams Pipe Line. Other income decreased $1.0 million because the 2001 quarter included amounts received by Williams Pipe Line from certain insurance settlements. Income taxes decreased $8.9 million due to the elimination of income taxes on Williams Pipe Line in the partnership structure.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2001

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                           ---------------------
                                                                                             2002         2001
                                                                                           --------     --------
                                                                                              ($ in millions)

  FINANCIAL HIGHLIGHTS
  Revenues:
    Williams Pipe Line system transportation and related activities ..................     $  126.0     $  122.8
    Petroleum products terminals .....................................................         39.6         35.0
    Ammonia pipeline system ..........................................................          6.9          6.9
                                                                                           --------     --------
       Revenues excluding product and construction revenues ..........................     $  172.5     $  164.7
    Williams Pipe Line system product and construction revenues ......................         34.3         51.9
                                                                                           --------     --------
       Total revenues ................................................................     $  206.8     $  216.6
  Operating expenses:
    Williams Pipe Line system transportation and related activities ..................     $   52.6     $   57.5
    Petroleum products terminals .....................................................         15.5         14.6
    Ammonia pipeline system ..........................................................          2.2          1.9
                                                                                           --------     --------
       Operating expenses excluding product purchases ................................     $   70.3     $   74.0
    Williams Pipe Line system product purchases ......................................         30.4         46.5
                                                                                           --------     --------
       Total operating expenses ......................................................     $  100.7     $  120.5
                                                                                           --------     --------
       Total operating margin ........................................................     $  106.1     $   96.1
                                                                                           ========     ========


OPERATING STATISTICS
Williams Pipe Line system:
  Transportation revenue per barrel shipped (cents per barrel) .................       92.1       89.5
  Transportation barrels shipped (million barrels) .............................      111.6      115.0
  Barrel miles (billions) ......................................................       32.7       33.5
Petroleum products terminals:
  Marine terminal facilities:
     Average storage capacity utilized per month (barrels in millions) .........       16.3       15.5
     Throughput (barrels in millions) (a) ......................................       10.4        5.6
  Inland terminals:
     Throughput (barrels in millions) ..........................................       29.1       25.2
Ammonia pipeline system:
  Volume shipped (tons in thousands) ...........................................        391        340

----------

(a) For the six months ended June 30, 2002, represents throughput at the Gibson and New Haven marine facilities. As the Gibson facility was acquired in October 2001, the six months ended June 30, 2001 represents throughput at the New Haven facility only.

    Combined revenues excluding product and construction revenues for the six months ended June 30, 2002 were $172.5 million compared to $164.7 million for the six months ended June 30, 2001, an increase of $7.8 million, or 5%. This increase consisted of:

    o an increase in Williams Pipe Line system's transportation and related activities revenues of $3.2 million, or 3%, primarily attributable to increased storage utilization, higher rates imposed on data services and increased ethanol terminalling rates. Transportation revenue was unchanged between periods as reduced shipments were offset by higher tariffs, primarily resulting from a July 1, 2001 tariff increase;

    o an increase in petroleum products terminals revenues of $4.6 million, or 13%, primarily due to the Gibson marine facility which was acquired in October 2001 and the two Little Rock inland terminals which were acquired in June 2001. Revenues were further increased by higher utilization at the Gulf Coast marine facilities due to a favorable marketing environment;

    o ammonia pipeline system revenues were unchanged at $6.9 million. Revenue during 2002 increased due to 51,000 additional tons shipped during the period, representing a 15% increase, due to lower natural gas prices compared with the previous year. In addition, 2002 benefited from a higher weighted average tariff of $16.66 compared to $16.09 during second quarter 2001. These increases were offset by a throughput deficiency billing in the prior year that resulted from a shipper not meeting its minimum annual throughput commitment for the contract year ended June 2001.

    Operating expenses excluding product purchases for the six months ended June 30, 2002 were $70.3 million compared to $74.0 million for the six months ended June 30, 2001, a decrease of $3.7 million, or 5%. This increase consisted of:

    o a decrease in Williams Pipe Line system expenses of $4.9 million, or 9%, primarily due to reduced power associated with less volume transported coupled with reduced power rates and lower environmental expenses;

    o an increase in petroleum products terminals expenses of $0.9 million, or 6%, primarily due to the addition of the Gibson marine facility and the Little Rock inland terminals. Lower utility expenses at the Gulf Coast facilities were offset by higher maintenance expenses at the inland terminals. The increase in maintenance costs was primarily attributable to the timing of tank cleaning and API 653 inspection expenses;

    o an increase in ammonia pipeline system expenses of $0.3 million primarily due to higher property taxes and increased costs associated with larger volume shipments.

    Revenues from product sales were $34.1 million for the six months ended June 30, 2002, while product purchases were $30.4 million, resulting in a net margin of $3.7 million in 2002. The 2002 net margin represents a decrease of $1.1 million compared to a net margin in 2001 of $4.8 million resulting from product sales in 2001 of $51.3 million and product purchases of $46.5 million. This margin decline results from butane blending activities prior to the partnership's ownership. In conjunction with our acquisition of Williams Pipe Line, we will provide butane blending services for a fee of $0.8 million per quarter rather than operating on a margin basis.

    Affiliate construction and management fee revenues for the six months ended June 30, 2002 were $0.2 million compared to $0.6 million for the six months ended June 30, 2001. Historically, Williams Pipe Line received a fee to manage Longhorn and to provide consulting services associated with the pipeline's construction and start-up, as needed. Prior to our acquisition of Williams Pipe Line, this Longhorn obligation was transferred to an affiliate of Williams Pipe Line and will not be provided by us.

    Depreciation and amortization expense for the six months ended June 30, 2002 was $17.6 million, representing a $0.1 million decrease from 2001 at $17.7 million. Additional depreciation associated with acquisitions and capital improvements primarily offset the elimination of depreciation associated with assets we did not acquire as part of the Williams Pipe Line acquisition.

    General and administrative expenses for the six months ended June 30, 2002 were $23.0 million compared to $22.0 million for the six months ended June 30, 2001, an increase of $1.0 million, or 5%. General and administrative expenses are allocated from Williams as defined by the omnibus agreement. For 2002, these expense allocations are limited to $9.2 million per quarter plus actual incentive compensation expenses related to Williams Energy Partners' performance. The amount of general and administrative expenses incurred by the General Partner but not allocated to us was $9.3 million for the six months ended June 30, 2002. Incentive compensation costs associated with our long-term incentive plan are specifically excluded from the expense limitation and were $1.8 million during the six months ended June 30, 2002. The first-quarter incentive compensation costs included a $1.0 million charge associated with the early vesting of a portion of the phantom units issued to key employees at the time of our initial public offering. The early vesting was triggered as a result of our growth in cash distributions paid to unitholders. Prior to our acquisition, Williams Pipe Line was allocated general and administrative costs from Williams based on a three-factor formula that considers operating margin, payroll costs and property, plant and equipment. The limit on general and administrative expenses that can be charged by our general partner to us will continue to be adjusted in the future to reflect additional general and administrative expenses incurred with acquisitions.

    Net interest expense for the six months ended June 30, 2002 was $7.4 million compared to $6.3 million for the six months ended June 30, 2001. The increase in interest expense was primarily related to the financing associated with the acquisition of Williams Pipe Line. Partially offsetting the higher debt was a reduction in our average interest rate on borrowings from 5.2% at June 30, 2001 to 4.1% at June 30, 2002.

    We do not pay income taxes because we are a partnership. However, Williams Pipe Line was subject to income taxes prior to our acquisition of it in April 2002, and our pre-initial public offering earnings in 2001 were also taxable. We primarily based our income tax rate of 38.2% and 38.1% for the six months ended June 30, 2002 and 2001, respectively, upon the effective income tax rate for Williams. The effective income tax rate exceeds the U.S. federal statutory income tax rate primarily due to state income taxes.

    Net income for the six months ended June 30, 2002 was $45.8 million compared to $35.9 million for the six months ended June 30, 2001, an increase of $9.9 million, or 28%. The operating margin increased by $10.0 million during the period, largely as a result of increased revenues and decreased expenses on the Williams Pipe Line system, earnings from the acquisitions of the Little Rock and Gibson terminal facilities and enhanced utilization of the Gulf Coast marine facilities, partially offset by lower product sales margins. Depreciation expense decreased by $0.1 million while general and administrative expenses increased by $1.0 million and net interest expenses increased by $1.1 million. Debt placement fee amortization expense increased $5.0 million primarily due to the amortization of the debt costs associated with the financing and early redemption of a portion of the debt associated with the acquisition of Williams Pipe Line. Other income decreased $0.1 million. Income taxes decreased $6.9 million due to the elimination of income taxes on Williams Pipe Line in the partnership structure.

    OTHER KNOWN TRENDS OR EVENTS

    The Partnership has significant relationships with Williams, the owner of its general partner and Farmland. Farmland has filed for bankruptcy and Williams has recently completed certain asset sales and entered into secure credit facilities to address its liquidity needs. Our relationships with these two entities are described below:

    Williams - The Partnership and Williams are engaged contractually on several fronts, including commercial relationships, contracted services and indemnities. The extent of these relationships include:

    o Williams is the owner of our General Partner and owns approximately 55% of the Partnership.

    o Williams is our customer, representing approximately 13% of the Partnership's $402 million of revenues for the year ended December 31, 2001 on a pro forma basis for the Williams Pipe Line system that was acquired April 2002. Management has indicated that it expects to replace a majority of these earnings if Williams is unable to perform on its obligations.

        In addition, EM&T, a subsidiary of Williams, has contracted to fully utilize our Gibson, Louisiana, marine facility. If EM&T is unable to perform under the agreement, we believe that we have several options available for future utilization of this facility.

    o Williams provides various services for us. Through these services, Williams operates our assets and provides general and administrative services. All employees supporting the Partnership are employees of Williams. We pay full cost for the operating expenses associated with our assets which amount to approximately $40 million per year for general and administrative services. Management considers the amounts paid for these services to be reasonable and does not expect an interruption in the services provided, except as described below.

        One of the services provided by Williams and its affiliates is the shared operating costs of the ammonia pipeline system with Mid-America Pipeline Company. On August 1, 2002, Williams announced that it had sold 98% of Mapletree LLC, which owns Mid-America Pipeline Company to Enterprise Products Partners L.P. ("Enterprise"). Enterprise has agreed to continue this cost sharing agreement for a six-month transition period which can be extended to a one-year agreement unless either party provides a 90-day written notification to cancel the agreement. The operating costs of the ammonia pipeline system could increase substantially when this transition period ends. Williams Pipe Line's operating expense could also increase as a result of the sale of Mid-America Pipeline due to the certain cost sharing arrangements between Williams Pipe Line and Mid-America Pipeline.

    o For assets included in the initial public offering, Williams will provide maintenance capital reimbursements for expenditures in excess of $4.9 million during 2002. In addition, Williams has agreed to pay maintenance capital associated with the Williams Pipe Line system in excess of $19 million per year for 2002, 2003 and 2004 up to a cumulative maximum of $15 million. Management expects to spend less than $19 million annually for maintenance capital for the Williams Pipe Line system and does not expect a reimbursement obligation from Williams associated with these assets.

    o Williams has provided various indemnifications to us. The most significant indemnification covers environmental remediation costs associated with assets purchased from Williams relating to events prior to the purchase. For assets involved in the initial public offering, this indemnification extends until February 2004 up to an aggregate liability of $15 million. For the Williams Pipe Line system, this indemnification extends until April 2008 up to an aggregate liability of $125 million.

     Farmland - Farmland filed for Chapter 11 bankruptcy protection on May 31, 2002. Farmland is the largest customer on the ammonia pipeline system. Farmland also owns and operates a refinery in Coffeyville, Kansas, with its products marketed through a third party shipper on Williams Pipe Line. This third party shipper is not affiliated with either Farmland or Williams. Combined total revenues associated with Farmland's ammonia shipments and from this third-party shipper on the Williams Pipe Line were $16.4 million and $14.6 million for the six months ended June 30, 2002 and 2001, respectively, and $43.0 million for the year ended December 31, 2001, representing 7.9%, 6.7% and 9.6% of total revenues for the six months ended June 30, 2002, June 30, 2001 and the twelve months ended December 31, 2001, respectively. Management is uncertain as to what impact Farmland's bankruptcy may have on our financial position, results of operations or cash flows. However, demand for products from Farmland's Coffeyville, Kansas refinery have continued to be strong and there is nothing in the foreseeable future which the Partnership believes will significantly change that demand. Also, Management believes that Farmland will either continue to operate its Coffeyville, Kansas refinery or will sell it to a third party who will continue its operation. Additionally, demand for anhydrous ammonia has not changed significantly and Management believes that the Partnership will ship a significant portion of Farmland's anhydrous ammonia tons either through continued business with Farmland or through one of our other ammonia pipeline customers.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS AND CAPITAL EXPENDITURES

    Net cash provided by operating activities for the six months ended June 30, 2002 was $67.9 million compared to $71.1 million for the six months ended June 30, 2001. The $3.2 million decrease in cash from 2001 to 2002 was primarily a result of a decrease in our cash flows from accounts receivables, taxes other than income and other current assets, partially offset by increases in our cash flows from net income and inventories. The change in the accounts receivable balances resulted in reduced cash flows of $14.5 million. The primary reason for this reduction was because an affiliate company retained $15.0 million of Williams Pipe Line's accounts receivable at the time we acquired it in April 2002. During the second quarter of 2002, those receivable balances were largely replaced as part of our normal on-going operations. Cash flows associated with accrued taxes other than income taxes decreased $4.2 million from 2001 to 2002. Most of this difference is due to the fact that the 2001 accruals were over-accrued by $4.4 million, which was corrected by year-end 2001. The $5.4 million decrease in cash flows from other current assets is primarily attributable to increases in prepaid insurance, prepaid Department of Transportation user fees and prepaid storage. These negative changes were partially offset by increased cash flows from inventories of $9.5 million and an increase in net income of $9.8 million. The change in inventories resulted primarily from the reduction of inventories in the current quarter associated with the Williams Pipe Line's butane blending operations.

    Net cash used by investing activities for the six months ended June 30, 2002 and 2001 was $706.9 million and $18.4 million, respectively. Investing activities in 2002 include the acquisition of Williams Pipe Line and the Aux Sable pipeline. Maintenance capital for the period ended June 30, 2002 was $12.7 million, compared with $10.3 million during 2001. Please see Capital Requirements below for more discussion of capital expenditures.

    Net cash provided by financing activities for the six months ended June 30, 2002 was $668.2 million compared to net cash used of $14.8 million in 2001. The cash provided for the six months of 2002 principally involved the debt and equity funding associated with the acquisition of Williams Pipe Line. The cash inflow during 2001 is comprised of proceeds from debt borrowings and equity issued at the time of our initial public offering used to repay an affiliate note. In addition, Williams Pipe Line also partially repaid an affiliate note during both 2001 and 2002.

    Federal Energy Regulatory Commission ("FERC") Notice of Proposed Rulemaking
- On August 1, 2002, the FERC issued a Notice of Proposed Rulemaking that, if adopted, would amend its Uniform Systems of Accounts for public utilities, natural gas companies and oil pipeline companies by requiring specific written documentation concerning the management of funds from a FERC-regulated subsidiary by a non-FERC-regulated parent. Under the proposed rule, as a condition for participating in a cash management or money pool arrangement, the FERC-regulated entity would be required to maintain a minimum proprietary capital balance (stockholder's equity) of 30 percent, and the FERC-regulated entity and its parent would be required to maintain investment grade credit ratings. If either of these conditions is not met, the FERC-regulated entity would not be eligible to participate in the cash management or money pool arrangement. This proposed rule is subject to a comment period of 15 days after its publication in the Federal Register. We do not know when or if the rule will be enacted. Although it appears that, if enacted, the rule may affect the way in which we manage cash, we are unable to predict the full impact of this proposed regulation on our business.

     Subsequent Event - On July 30, 2002, the Partnership entered into a throughput and deficiency agreement with a connecting carrier, which provides the Partnership with space on the connecting carrier's pipeline. The agreement runs until December 31, 2005, and obligates the Partnership to pay approximately $1.2 million per year for pipeline tariffs, or a total obligation for the length of the agreement of approximately $6.0 million.

CAPITAL REQUIREMENTS

    The transportation, storage and distribution business requires continual investment to upgrade or enhance existing operations and to ensure compliance with safety and environmental regulations. The capital requirements of our businesses consist primarily of:

    o maintenance capital expenditures, such as those required to maintain and upgrade equipment reliability and safety and to address environmental regulations; and

    o expansion capital expenditures to acquire additional complementary assets to grow our business and to expand or upgrade our existing facilities, such as projects that increase storage or throughput volumes or develop pipeline connections to new supply sources.

    Williams has agreed to reimburse us for maintenance capital expenditures incurred in 2001 and 2002 in excess of $4.9 million per year related to the assets contributed to us at the time of our initial public offering. This reimbursement obligation is subject to a maximum combined reimbursement for 2001 and 2002 of $15.0 million. We incurred $8.8 million of maintenance capital expenditures for these assets in 2001 and recorded a reimbursement from Williams of $3.9 million during 2001. As a result of these reimbursements, the maximum reimbursement obligation of Williams with respect to these assets has been reduced to $11.1 million for 2002. We have recorded a reimbursement from Williams of $1.4 million as of June 30, 2002. For 2002 we expect to incur maintenance capital expenditures for these assets of approximately $16.0 million, with $11.1 million being reimbursed by Williams.

    In connection with the acquisition of the Williams Pipe Line system, Williams has agreed to reimburse us for maintenance capital expenditures incurred in 2002, 2003 and 2004 in excess of $19.0 million per year related to the Williams Pipe Line system, subject to a maximum combined reimbursement for all years of $15.0 million. In 2002, we expect to incur maintenance capital expenditures related to the Williams Pipe Line system of approximately $15.0 million and, therefore, do not anticipate any reimbursements from Williams associated with Williams Pipe Line's 2002 maintenance capital expenditures.

    We expect to incur aggregate maintenance capital expenditures for 2002 for all of our businesses, net of reimbursements from Williams, of $19.9 million.

    In addition to maintenance capital, we are also planning to incur expansion and upgrade capital expenditures at our existing facilities, including pipeline connections. The total we plan to spend for expansion is approximately $13.0 million in 2002, not including capital needs associated with additional acquisitions, if any. We expect to fund our expansion capital expenditures, including any acquisitions, from:

    o   cash provided by operations;

    o borrowings under the revolving credit facility discussed below and other borrowings; and

    o   the issuance of additional common units.

LIQUIDITY

    Operating Partnership Credit Facility. Subsequent to the closing of our initial public offering on February 9, 2001, we have relied on cash generated from internal operations as our primary source of funding for uses other than expansion capital expenditures. Additional funding requirements are met by a $175.0 million credit facility of our operating partnership that expires on February 5, 2004. This credit facility is comprised of a $90.0 million term loan and an $85.0 million revolving credit facility. The revolving credit facility is comprised of a $73.0 million acquisition sub-facility and a $12.0 million working capital sub-facility. As of June 30, 2002, $15.0 million was available under the acquisition sub-facility and $12.0 million was available under the working capital sub-facility.

    The credit facility contains various operational and financial covenants. Management believes that we are in compliance with all of these covenants.

    Williams Pipe Line Short-term Loan. In connection with the acquisition of the Williams Pipe Line system, we and our subsidiary, Williams Pipe Line, entered into a six-month $700.0 million credit agreement. All of the proceeds from this loan were used to finance this acquisition. During May 2002, we issued an additional 8.0 million common units to the public at a price of $37.15 per unit. After paying underwriter discounts and commissions and equity issuance fees, we received net proceeds of $283.1 million from the common equity issuance. In addition, Williams paid us $6.1 million to maintain its 2% general partner interest. Using these proceeds, we paid $289.0 million on the loan, resulting in an outstanding balance of $411.0 million at June 30, 2002.

    Our obligations under this short-term loan are unsecured. This indebtedness ranks equally with all of our outstanding unsecured and non-subordinated debt. Our operating partnership is not a borrower under this credit agreement. We may prepay this short-term loan at any time, in whole or in part, without penalty. This indebtedness will bear interest, at our election, at the Eurodollar rate plus 2.5% or the prime rate plus 1.5%, for the first 120 days of the short-term loan and, thereafter, at the Eurodollar rate plus 4.0% or the prime rate plus 3.0%.

    In addition, the credit agreement contains various covenants limiting our and Williams Pipe Line's ability to:

    o incur additional unsecured indebtedness other than under our operating partnership's credit facility described above;

    o grant liens other than tax liens, mechanic's and materialman's liens and other liens and encumbrances incurred in the ordinary course of business;

    o make investments, other than investments in the Williams Pipe Line system, cash and short-term securities and acquisitions;

    o   merge or consolidate;

    o   dispose of assets;

    o make distributions other than from available cash or, in the case of Williams Pipe Line, in excess of $7.5 million in each quarter;

    o engage in any business other than the transportation, storage and distribution of hydrocarbons and ammonia;

    o   create obligations for some lease payments; or

    o engage in transactions with affiliates other than arm's-length transactions.

     The credit agreement also contains a covenant requiring Williams Pipe Line to maintain EBITDA (as defined in the credit agreement) of at least $20.0 million for each fiscal quarter. Management believes that we are in compliance with all of these covenants.

     Management intends to refinance the Williams Pipe Line short-term loan with long-term debt financing prior to the October 8, 2002 maturity of this outstanding loan. The Partnership's cost of future debt could be influenced by Williams credit ratings. Currently, Williams credit rating is not investment grade.

    Debt to Total Capitalization - The ratio of debt / total capitalization is a measure frequently used by the financial community to assess the reasonableness of a company's debt levels compared to total capitalization, calculated by summing total debt and total equity. Based on the figures shown in our balance sheet, debt / total capitalization appears to be 56.8%. Since accounting rules require that the acquisition of Williams Pipe Line be recorded at historical book values due to the affiliate nature of the transaction, the $415 million difference between the purchase price paid and book value was recorded as a decrease to the general partner's capital account, thus lowering the equity component. If the pipeline had been purchased from a third party, the asset would have been recorded at market value, resulting in a debt / total capitalization of 39.9%. Management has indicated that it is targeting a debt / total capitalization of approximately 40%.

NEW ACCOUNTING PRONOUNCEMENTS

    In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13 and Technical Corrections". The provisions of SFAS No. 145 regarding the rescission of Statement 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item should be reclassified. Certain provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement will be effective for financial statements issued on or after May 15, 2002. We plan to adopt this standard in January 2003, and it is not expected to have a material impact on our results of operations or financial position.

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

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes accounting and reporting standards for business combinations and requires all business combinations to be accounted for by the purchase method. The Statement is effective for all business combinations for which the date of acquisition is July 1, 2001 or later. SFAS No. 142 addresses accounting and reporting standards for goodwill and other intangible assets. Under this Statement, goodwill and intangible assets with indefinite useful lives will no longer be amortized but will be tested annually for impairment. The Statement becomes effective for all fiscal years beginning after December 15, 2001. We have applied the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002. Based on the amount of goodwill recorded as of December 31, 2001, application of the non-amortization provision of the Statement resulted in a decrease to amortization expense in the first six months of 2002 of approximately $0.4 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Williams Energy Partners currently does not engage in interest rate or foreign currency exchange rate hedging transactions.

    Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk. Debt we incur under our credit facility and the Williams Pipe Line short-term loan bear variable interest based on the Eurodollar rate. If the Eurodollar rate changed by 0.125%, our annual debt coverage obligations associated with the $148.0 million of outstanding borrowings under the credit facility at June 30, 2002 and the $411.0 million of outstanding borrowings under the Williams Pipe Line short-term loan would change by approximately $0.7 million.

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

    The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

    o Price trends and overall demand for natural gas liquids, refined petroleum products, natural gas, crude oil and ammonia in the United States and globally; economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demand;

    o Our failure to make principal or interest payments on our short-term loan incurred to finance the acquisition of Williams Pipe Line;

    o Mergers among our customers and competitors, could result in lower volumes being shipped on our pipelines and/or demand for product storage and terminal services at our terminal facilities;

    o The closure of mid-continent refineries that supply the Williams Pipe Line could result in disruptions or reductions in the volumes transported on the system;

    o Changes in demand for refined petroleum products that we store and distribute;

    o   Changes in demand for storage in our petroleum products terminals;

    o Changes in our tariff rate implemented by the Federal Energy Regulatory Commission and the United States Surface Transportation Board;

    o Shut-downs or cutbacks at major refineries, petrochemical plants, ammonia production facilities or other businesses that use our services or supply services to us;

    o Changes in the throughput on petroleum products pipelines owned and operated by third parties and connected to our petroleum products terminals;

    o Loss of Williams Energy Marketing & Trading Company or Williams Refining & Marketing, L.L.C. as customers;

    o Loss of one or all of our three customers on our ammonia pipeline system: in particular, the loss of volumes from Farmland Industries, which filed for Chapter 11 bankruptcy protection on May 31, 2002;

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

    o The occurrence of an operational hazard or unforeseen interruption for which we are not adequately insured;

    o Our ability to integrate any acquired operations into our existing operations;

    o   Changes in the general economic conditions in the United States;

    o Changes in laws and regulations to which we are subject, including tax, safety, environmental and employment laws and regulations;

    o The condition of the capital markets and equity markets in the United States;

    o The cost and effects of legal and administrative claims and proceedings against us or our subsidiaries;

    o   The ability to raise capital in a cost-effective way;

    o   The effect of changes in accounting policies;

    o   The ability to control costs;

    o The political and economic stability of the oil producing nations of the world; and

    o Our relationship with Williams, which subjects us to risks that are beyond our control.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As a result of an Environmental Protection Agency investigation and associated report of benzene contamination in Corpus Christi, Texas, Elementis Chromium Inc. brought suit against El Paso CGP Company which, in turn, sent a demand letter to the Partnership which presented a claim for $5.3 million, representing El Paso's costs to date. The Partnership has denied all responsibility for any of the contamination issues in the litigation. The Partnership has received a complete indemnification from Hess associated with this claim.

     During 2001, the Environmental Protection Agency ("EPA"), pursuant to
Section 308 of the Clean Water Act, preliminarily determined that Williams may have systemic problems with petroleum discharges from pipeline operations. The inquiry primarily focused on Williams Pipe Line, which was subsequently acquired by the Partnership. The response to the EPA's information request was submitted during November 2001.

     No other material litigation or claims were filed against the Partnership during the three months ended June 30, 2002, and there have been no material changes in legal proceedings previously disclosed.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the quarter ended June 30, 2002, the Partnership issued the following securities that were not registered under the Securities Act:

    On April 11, 2002, the Partnership issued 7,830,924 Class B units representing limited partner interests to its general partner, Williams GP LLC. The securities, valued at $304.4 million, were issued as partial payment for the acquisition of Williams Pipe Line. The Partnership has the right to redeem the Class B units for cash based on the 15-day average closing price of the common units prior to the redemption date. If the Class B units are not redeemed by April 11, 2003, upon the request of the General Partner and approval of the holders of a majority of the common units voting at a meeting of the unitholders, the Class B units will convert into common units. If the approval of the conversion by the common unitholders is not obtained within 120 days of our General Partner's request, our General Partner will be entitled to receive distributions with respect to its Class B units, on a per unit basis, equal to 115% of the amount of distributions paid on a common unit. These securities are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        Exhibit 99.1 - Williams GP LLC's balance sheets as of June 30, 2002 and December 31, 2001 and notes thereto.

    (b) Reports on Form 8-K:

            On July 31, 2002, the Partnership reported on Form 8-K its earnings for the three and six months ended June 30, 2002 and 2001.

            On July 25, 2002, the Partnership reported on Form 8-K that it had held a conference call with analysts on July 23, 2002 to discuss the news announced on July 22, 2002, by The Williams Companies, Inc., owner of its general partner.

            On May 23, 2002, the Partnership reported on Form 8-K that it had entered into an underwriting agreement with Lehman Brothers and Salomon Smith Barney as the lead underwriters with respect to the issuance and sale by the Partnership of 8,000,000 units representing limited partner interests in the Partnership in an underwritten public offering.

            On May 15, 2002, the Partnership reported on Form 8-K that the board of directors for the general partner of the Partnership had elected Phil Wright as chairman of the board and Don Wellendorf as president and chief executive officer. The board also elected Mike Mears as vice president, transportation, and Rick Olson as vice president, pipeline operations.

            On May 3, 2002, the Partnership filed on Form 8-K, restated Management's Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements and notes to reflect the results of operations, financial position and cash flows as if the Partnership and Williams Pipe Line Company had been combined throughout the periods presented. This filing was amended on Form 8-K/A on May 9, 2002, to correct certain typographical errors.

            On April 29, 2002, the Partnership's earnings for the three months ended March 31, 2002 and 2001 were issued on Form 8-K on April 25, 2002.

            On April 19, 2002, the Partnership filed on Form 8-K the following financial statements associated with its purchase of all the membership interests of Williams Pipe Line Company for $1 billion effective April 11, 2002:

                o Unaudited pro forma balance sheet as of December 31, 2001, and unaudited pro forma statement of income for the year ended December 31, 2001;

                o The consolidated balance sheets of Williams Pipe Line Company, LLC as of December 31, 2001 and 2000, and the related consolidated statements of income and member's equity and cash flows for each of the three years in the period ended December 31, 2001, with report of independent auditors.

            On April 11, 2002, on Form 8-K, the Partnership reported that The Williams Companies, Inc. had announced that it closed the sale of Williams Pipe Line Company to the Partnership for $1 billion.


                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 14, 2002.


                                        WILLIAMS ENERGY PARTNERS L.P.

                                        By:  Williams GP LLC
                                             its General Partner


                                        /s/ John D. Chandler
                                        ---------------------------------------
                                        John D. Chandler
                                        Chief Financial Officer
                                        and Treasurer (Principal Accounting and
                                        Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 99.1      Williams GP LLC's balance sheets as of June 30, 2002 and December
           31, 2001 and notes thereto.