Form 10-Q
period 2002-09-30
WILLIAMS ENERGY PARTNERS L P
filed 2002-11-14
CIK 1126975

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

    As of November 11, 2002, there were 13,679,694 common units outstanding.

                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION

                                                                           Page
                                                                           ----

ITEM 1. FINANCIAL STATEMENTS

        WILLIAMS ENERGY PARTNERS L.P.

        Consolidated Statements of Income for the three and nine
        months ended September 30, 2002 and 2001 .........................   2

        Consolidated Balance Sheets as of September 30, 2002 and
        December 31, 2001 ................................................   3

        Consolidated Statements of Cash Flows for the nine months
        ended September 30, 2002 and 2001 ................................   4

        Notes to Consolidated Financial Statements .......................   5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS ........................................  15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .......  26

ITEM 4. CONTROLS AND PROCEDURES ..........................................  26

        FORWARD-LOOKING STATEMENTS .......................................  27


                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ................................................  28

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ........................  28

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ..................................  28

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS ............  28

ITEM 5. OTHER INFORMATION ................................................  28

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................................  28

        CERTIFICATIONS ...................................................  31

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         WILLIAMS ENERGY PARTNERS L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                            ----------------------------    ----------------------------
                                                                2002            2001            2002            2001
                                                            ------------    ------------    ------------    ------------

Transportation and terminalling revenues:
     Third party ........................................   $     84,878    $     81,846    $    240,940    $    234,571
     Affiliate ..........................................          8,560           7,699          24,966          19,682
Product sales revenues:
     Third party ........................................         13,818          10,264          29,941          35,389
     Affiliate ..........................................          6,120          18,178          24,091          44,317
Affiliate construction and management fee
  revenues ..............................................             --             213             210             807
                                                            ------------    ------------    ------------    ------------
          Total revenues ................................        113,376         118,200         320,148         334,766
Costs and expenses:
     Operating ..........................................         42,509          42,635         112,867         116,691
     Product purchases ..................................         18,039          25,428          48,463          71,919
     Depreciation and amortization ......................          8,753           8,813          26,345          26,497
     General and administrative .........................          9,776          12,995          32,731          34,958
                                                            ------------    ------------    ------------    ------------
          Total costs and expenses ......................         79,077          89,871         220,406         250,065
                                                            ------------    ------------    ------------    ------------
Operating profit ........................................         34,299          28,329          99,742          84,701
Interest expense:
     Affiliate interest expense .........................             --           1,593             407           7,135
     Other interest expense .............................          6,467           1,642          14,190           3,763
Interest income .........................................           (192)           (536)           (937)         (1,872)
Debt placement fee amortization .........................          2,191              80           7,221             160
Other income ............................................             --            (205)         (1,048)         (1,375)
                                                            ------------    ------------    ------------    ------------
Income before income taxes ..............................         25,833          25,755          79,909          76,890
Provision for income taxes ..............................             --           7,605           8,322          22,800
                                                            ------------    ------------    ------------    ------------
Net income ..............................................   $     25,833    $     18,150    $     71,587    $     54,090
                                                            ============    ============    ============    ============

Allocation of net income:
   Portion applicable to the pre-initial
      public offering period ............................   $         --    $         --    $         --    $        304
   Portion applicable to Williams Pipe Line
      earnings prior to its acquisition on
      April 11, 2002 ....................................             --          12,487          13,445          37,129
   Portion applicable to partners' interest .............         25,833           5,663          58,142          16,657
                                                            ------------    ------------    ------------    ------------
      Net income ........................................   $     25,833    $     18,150    $     71,587    $     54,090
                                                            ============    ============    ============    ============

Limited partners' interest in net income ................   $     24,428    $      5,550    $     55,414    $     16,324
General partner's interest in net income ................          1,405             113           2,728             333
                                                            ------------    ------------    ------------    ------------
Portion of net income applicable to partners' interest ..   $     25,833    $      5,663    $     58,142    $     16,657
                                                            ============    ============    ============    ============

Basic net income per limited partner unit ...............   $       0.90    $       0.49    $       2.75    $       1.44
                                                            ============    ============    ============    ============

Weighted average number of limited partner units
  outstanding used for basic net income per unit
  calculation ...........................................         27,190          11,359          20,131          11,359
                                                            ============    ============    ============    ============

Diluted net income per limited partner unit .............   $       0.90    $       0.49    $       2.75    $       1.44
                                                            ============    ============    ============    ============

Weighted average number of limited partner units
   outstanding used for diluted net income per unit
   calculation ..........................................         27,247          11,359          20,185          11,359
                                                            ============    ============    ============    ============

                             See accompanying notes.

                          WILLIAMS ENERGY PARTNERS L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                     2002            2001
                                                                 ------------    ------------
                                                                  (UNAUDITED)
                             ASSETS
Current assets:
    Cash and cash equivalents ................................   $     42,564    $     13,837
    Accounts receivable (less allowance for doubtful
        accounts of $399 and $510 at September 30, 2002
        and December 31, 2001, respectively) .................         19,692          16,828
    Other accounts receivable ................................          7,583          11,598
    Affiliate accounts receivable ............................         10,872           8,228
    Inventory ................................................          4,401          21,057
    Deferred income taxes - affiliate ........................             --           1,690
    Other current assets .....................................         13,257           1,828
                                                                 ------------    ------------
        Total current assets .................................         98,369          75,066
Property, plant and equipment, at cost .......................      1,325,106       1,338,393
    Less: accumulated depreciation ...........................        394,608         374,653
                                                                 ------------    ------------
        Net property, plant and equipment ....................        930,498         963,740
Goodwill (less amortization of $145 for both
    September 30, 2002 and December 31, 2001) ................         22,209          22,282
Other intangibles (less amortization of $233 and $310 at
    September 30, 2002 and December 31, 2001, respectively)
 .............................................................          2,495           2,639
Long-term affiliate receivables ..............................         15,897          21,296
Long-term receivables ........................................         11,158           8,809
Other noncurrent assets ......................................          2,322          10,727
                                                                 ------------    ------------
          Total assets .......................................   $  1,082,948    $  1,104,559
                                                                 ============    ============

                   LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable .........................................   $      9,351    $     12,636
    Affiliate accounts payable ...............................         17,199          10,157
    Affiliate income taxes payable ...........................             --           8,544
    Accrued affiliate payroll and benefits ...................          5,836           4,606
    Accrued taxes other than income ..........................         13,754           9,948
    Accrued interest payable .................................            125             277
    Environmental liabilities ................................         10,811           8,650
    Deferred revenue .........................................         11,955           5,103
    Other current liabilities ................................          6,262           8,503
    Affiliate distributions payable ..........................          5,291              --
    Acquisition payable ......................................             --           8,853
                                                                 ------------    ------------
        Total current liabilities ............................         80,584          77,277
Long-term debt ...............................................        559,000         139,500
Long-term affiliate note payable .............................             --         138,172
Long-term affiliate payable ..................................            450           1,262
Deferred income taxes ........................................             --         147,029
Other deferred liabilities ...................................            807           1,127
Environmental liabilities ....................................         12,087           8,260
Minority interest ............................................             --           2,250
Class B equity securities ....................................        304,388              --
Commitments and contingencies
Partners' Capital:
     Partners' capital .......................................        126,627         589,682
     Accumulated other comprehensive income ..................           (995)             --
                                                                 ------------    ------------
          Total partners' capital ............................        125,632         589,682
                                                                 ------------    ------------
          Total liabilities and partners' capital ............   $  1,082,948    $  1,104,559
                                                                 ============    ============

                             See accompanying notes.

                          WILLIAMS ENERGY PARTNERS L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                     ----------------------------
                                                                                         2002            2001
                                                                                     ------------    ------------
Operating Activities:
    Net income ...................................................................   $     71,587    $     54,090
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ............................................         26,345          26,497
        Debt placement fee amortization ..........................................          7,221             160
        Deferred compensation expense ............................................          1,857           1,199
        Deferred income taxes ....................................................          1,641           4,950
        Gain on sale of assets ...................................................         (1,032)             --
        Changes in components of operating assets and liabilities
          excluding certain assets and liabilities of Williams Pipe Line
        Company excluded as part of its acquisition:
           Accounts receivable and other accounts receivable .....................         (7,625)           (116)
           Affiliate accounts receivable .........................................         (4,140)           (898)
           Inventories ...........................................................          5,864         (18,304)
           Accounts payable ......................................................         (3,285)         (1,174)
           Affiliate accounts payable ............................................         (1,533)         15,049
           Accrued income taxes due affiliate ....................................            487           1,012
           Accrued affiliate payroll and benefits ................................          1,230            (709)
           Accrued taxes other than income .......................................          3,806           6,178
           Accrued interest payable ..............................................           (152)            269
           Long-term affiliate receivables .......................................         (8,225)           (441)
           Current and noncurrent environmental liabilities ......................          8,154           1,086
           Other current and noncurrent assets and liabilities ...................         (5,974)          4,566
                                                                                     ------------    ------------
               Net cash provided by operating activities .........................         96,226          93,414

Investing Activities:
    Additions to property, plant and equipment ...................................        (25,644)        (27,293)
    Purchase of businesses .......................................................       (692,493)        (29,100)
    Proceeds from sale of assets .................................................          1,367              --
    Payment of acquisition deposit ...............................................         (6,000)
    Other ........................................................................            (62)            (66)
                                                                                     ------------    ------------
        Net cash used by investing activities ....................................       (722,832)        (56,459)

Financing Activities:
    Distributions paid ...........................................................        (27,959)         (9,905)
    Borrowings under credit facility .............................................          8,500         119,500
    Borrowings under short-term note .............................................        700,000              --
    Payments on short-term note ..................................................       (289,000)             --
    Capital contributions by affiliate ...........................................         17,051             634
    Sales of common units to public (less underwriters' commissions) .............        284,568          92,460
    Debt placement costs .........................................................         (7,087)           (909)
    Payment of formation costs associated with initial public offering ...........             --          (3,098)
    Redemption of 600,000 common units from affiliate ............................             --         (12,060)
    Payments on affiliate note payable ...........................................        (29,780)       (216,815)
    Payment of interest rate hedge ...............................................           (995)             --
    Other ........................................................................             35              --
                                                                                     ------------    ------------
        Net cash provided (used) by financing activities .........................        655,333         (30,193)
                                                                                     ------------    ------------

Change in cash and cash equivalents ..............................................         28,727           6,762
Cash and cash equivalents at beginning of period .................................         13,837              10
                                                                                     ------------    ------------
Cash and cash equivalents at end of period .......................................   $     42,564    $      6,772
                                                                                     ============    ============

Supplemental non-cash investing and financing transactions:
    Contributions by affiliate of long-term debt, deferred income tax liabilities, and other assets and liabilities to Partnership
        capital ..................................................................        186,847          73,484
    Purchase of business .........................................................       (304,388)             --
    Issuance of Class B equity securities ........................................        304,388              --
                                                                                     ------------    ------------
        Total ....................................................................   $    186,847    $     73,484
                                                                                     ============    ============

                             See accompanying notes.

                          WILLIAMS ENERGY PARTNERS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

         In the opinion of management, the accompanying financial statements of Williams Energy Partners L.P. (the "Partnership"), which are unaudited, except for the balance sheet as of December 31, 2001 which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly the Partnership's financial position as of September 30, 2002, the results of operations for the three and nine month periods ended September 30, 2002 and 2001, and its cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 and the cash flows for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

         The historical results for Williams Pipe Line Company ("Williams Pipe Line") included income and expenses and assets and liabilities that were conveyed to and assumed by an affiliate of Williams Pipe Line prior to its acquisition by the Partnership. The assets principally included Williams Pipe Line's interest in and agreements related to Longhorn Partners Pipeline ("Longhorn"), an inactive refinery site at Augusta, Kansas and the ATLAS 2000 software system. The liabilities principally included the environmental liabilities associated with the inactive refinery site in Augusta, Kansas and current and deferred income taxes and affiliate note payable. The current and deferred income taxes and the affiliate note payable were contributed to the Partnership in the form of a capital contribution by an affiliate of The Williams Companies, Inc. ("Williams"). The income and expenses associated with Longhorn have not been included in the financial results of the Partnership since the acquisition of Williams Pipe Line by the Partnership in April 2002. Also, as agreed between the Partnership and Williams, revenues from Williams Pipe Line's blending operations, other than an annual blending fee of approximately $3.0 million, have not been included in the financial results of the Partnership since April 2002. In addition, general and administrative expenses related to the Williams Pipe Line system that the Partnership has been reimbursing to Williams GP LLC ("General Partner"), its General Partner, have been limited to $30.0 million on an annual basis. See Note 12 - Subsequent Events regarding changes to the General Partner after September 30, 2002.

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


2. ORGANIZATION

         Williams Energy Partners L.P. is a Delaware limited partnership that was formed in August 2000 to own, operate and acquire a diversified portfolio of complementary energy assets. At the time of the Partnership's initial public offering in February 2001, the Partnership owned: (a) selected petroleum products terminals previously owned by Williams Energy Ventures, Inc., and (b) an ammonia pipeline system, Williams Ammonia Pipeline Inc., previously owned by Williams Natural Gas Liquids, Inc. ("WNGL"). Prior to the closing of the Partnership's initial public offering in February 2001, Williams Energy Ventures, Inc. was owned by Williams Energy Services, LLC ("WES"). Both WES and WNGL are wholly owned subsidiaries of Williams. Williams GP LLC, a Delaware limited liability company, was also formed in August 2000, to serve as General Partner for the Partnership.

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

         On April 11, 2002, the Partnership issued 7,830,924 Class B units representing limited partner interests to its General Partner, Williams GP LLC. The securities, valued at $304.4 million, were issued as partial payment for the acquisition of Williams Pipe Line (See Note 3 - Acquisitions). The Partnership has the right to redeem the Class B units for cash based on the 20-day average closing price of the common units prior to the redemption date. If the Class B units are not redeemed by April 11, 2003, then upon the request of the General Partner and approval of the holders of a majority of the common units voting at a meeting of the unitholders, the Class B units will convert into common units. If the approval of the conversion by the common unitholders is not obtained within 120 days of the General Partner's request, the General Partner will be entitled to receive distributions with respect to its Class B units, on a per unit basis, equal to 115% of the amount of distributions paid on a common unit. See Note 12 - Subsequent Events for changes to the unit voting rights and changes to the General Partner.

         In May 2002, the Partnership issued 8 million common units representing limited partner interests in the Partnership at a price of $37.15 per unit for total proceeds of $297.2 million. Associated with this offering, Williams paid the Partnership $6.1 million to maintain its 2% general partner interest. A portion of the total proceeds was used to pay underwriting discounts and commissions of $12.6 million. Legal, professional fees and costs associated with this offering were approximately $1.7 million. The remaining cash proceeds of $289.0 million were used to partially repay the $700.0 million short-term note assumed by the Partnership to help finance the Williams Pipe Line acquisition (see Note 7 - Debt).

         See Note 12 - Subsequent Events regarding changes to the General Partner after September 30, 2002.

3. ACQUISITIONS

         On April 11, 2002, the Partnership acquired all of the membership interests of Williams Pipe Line for approximately $1.0 billion. The Partnership financed the transaction through equity issued to Williams and with short-term debt. Consideration of $304.4 million was given to Williams in the form of Class B units representing limited partner interests in the Partnership issued to the General Partner. Williams retained $15.0 million of Williams Pipe Line's accounts receivable and the remaining $680.6 million of the consideration for Williams Pipe Line was settled by the Partnership remitting to Williams $674.4 million in cash, after netting Williams' $6.2 million required contribution to maintain its 2% general partner interest. The Partnership borrowed $700.0 million from a group of financial institutions, paid WES $674.4 million and used $7.1 million of the borrowed funds to pay debt fees. The Partnership reserved $3.5 million of the borrowed funds to pay transaction costs and retained $15.0 million to meet working capital needs.

         Because Williams Pipe Line was an affiliate of the Partnership at the time of the acquisition, the transaction was between entities under common control. As such, generally accepted accounting principles required that Williams Pipe Line's assets and liabilities be recorded on the Partnership's consolidated financial statements at their historical values, despite their having been acquired at market value. As a result, the General Partner's capital account was decreased by $415.1 million, which equaled the difference between the historical and market values of Williams Pipe Line. The effect of this treatment on the Partnership's overall capital balance resulted in a debt-to-total capitalization ratio of 56.5%. Excluding this treatment, the debt-to-total capitalization ratio is 39.8%.

         On August 23, 2002, Williams Pipe Line entered into a purchase and sale agreement ("PSA") with Tesoro Refining and Marketing Company ("Tesoro") to acquire Tesoro's pipeline that runs from Mandan, North Dakota to Roseville, Minneapolis for $110.0 million. Acquisition and transition costs are estimated to be approximately $3.8 million. The line includes approximately 280 miles of pipe and four marketing terminals. At the time the PSA was signed, Williams Pipe Line paid Tesoro an acquisition commitment fee of $6.0 million. In the event Williams Pipe Line is unable to close within five days of the Federal Trade Commission's ("FTC") approval of the transaction, or if the Partnership breaches the PSA, the $6.0 million commitment fee will belong to Tesoro. The expected closing date is uncertain due to the extensive requests made by the FTC. The Partnership will fund the acquisition through additional borrowings. See Note 12
- Subsequent Events for events, which occurred after September 30, 2002, applicable to the Tesoro pipeline acquisition.


4. SEGMENT DISCLOSURES

         Management evaluates performance based upon segment profit or loss from operations, which includes revenues from affiliate and external customers, operating expenses, depreciation and affiliate general and administrative expenses. Affiliate revenues, which reflect transactions that are generally at market values, are accounted for as if the sales were to unaffiliated third parties.

         The Partnership's reportable segments are strategic business units that offer different products and services. The segments are managed separately because each segment requires different marketing strategies and business knowledge.

                                                              THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                    ---------------------------------------------------------
                                                                     PETROLEUM       AMMONIA
                                                      WILLIAMS        PRODUCTS      PIPELINE
                                                     PIPE LINE       TERMINALS       SYSTEM         TOTAL
                                                    ------------   ------------   ------------   ------------
                                                                    (IN THOUSANDS - UNAUDITED)
Revenues:
    Third party customers .......................   $     80,860   $     16,112   $      1,724   $     98,696
    Affiliate customers .........................         10,435          4,245             --         14,680
                                                    ------------   ------------   ------------   ------------
        Total revenues ..........................         91,295         20,357          1,724        113,376
Operating expenses ..............................         32,415          9,254            840         42,509
Product purchases ...............................         18,039             --             --         18,039
Depreciation and amortization ...................          5,664          2,924            165          8,753
Affiliate general and administrative expenses ...          7,500          2,141            135          9,776
                                                    ------------   ------------   ------------   ------------
Segment profit ..................................   $     27,677   $      6,038   $        584   $     34,299
                                                    ============   ============   ============   ============


                                                             THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                    ---------------------------------------------------------
                                                                     PETROLEUM      AMMONIA
                                                      WILLIAMS        PRODUCTS      PIPELINE
                                                     PIPE LINE       TERMINALS       SYSTEM         TOTAL
                                                    ------------   ------------   ------------   ------------
                                                                   (IN THOUSANDS - UNAUDITED)
Revenues:
    Third party customers .......................   $     74,596   $     14,303   $      3,211   $     92,110
    Affiliate customers .........................         21,826          4,264             --         26,090
                                                    ------------   ------------   ------------   ------------
        Total revenues ..........................         96,422         18,567          3,211        118,200
Operating expenses ..............................         33,318          8,009          1,308         42,635
Product purchases ...............................         25,428             --             --         25,428
Depreciation and amortization ...................          6,070          2,580            163          8,813
Affiliate general and administrative expenses ...         10,582          2,045            368         12,995
                                                    ------------   ------------   ------------   ------------
Segment profit ..................................   $     21,024   $      5,933   $      1,372   $     28,329
                                                    ============   ============   ============   ============

                                                              NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                    ---------------------------------------------------------
                                                                     PETROLEUM      AMMONIA
                                                      WILLIAMS        PRODUCTS     PIPELINE
                                                     PIPE LINE       TERMINALS      SYSTEM           TOTAL
                                                    ------------   ------------   ------------   ------------
                                                                   (IN THOUSANDS - UNAUDITED)

Revenues:
    Third party customers .......................   $    215,382   $     46,877   $      8,622   $    270,881
    Affiliate customers .........................         36,179         13,088             --         49,267
                                                    ------------   ------------   ------------   ------------
        Total revenues ..........................        251,561         59,965          8,622        320,148
Operating expenses ..............................         85,031         24,768          3,068        112,867
Product purchases ...............................         48,463             --             --         48,463
Depreciation and amortization ...................         17,347          8,505            493         26,345
Affiliate general and administrative expenses ...         25,279          6,454            998         32,731
                                                    ------------   ------------   ------------   ------------
Segment profit ..................................   $     75,441   $     20,238   $      4,063   $     99,742
                                                    ============   ============   ============   ============

                                                               NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                    ---------------------------------------------------------
                                                                     PETROLEUM       AMMONIA
                                                      WILLIAMS        PRODUCTS      PIPELINE
                                                     PIPE LINE       TERMINALS       SYSTEM         TOTAL
                                                    ------------   ------------   ------------   ------------
                                                                   (IN THOUSANDS - UNAUDITED)
Revenues:
    Third party customers .......................   $    218,295   $     41,590   $     10,075   $    269,960
    Affiliate customers .........................         52,761         12,045             --         64,806
                                                    ------------   ------------   ------------   ------------
        Total revenues ..........................        271,056         53,635         10,075        334,766
Operating expenses ..............................         90,785         22,653          3,253        116,691
Product purchases ...............................         71,919             --             --         71,919
Depreciation and amortization ...................         17,991          8,019            487         26,497
Affiliate general and administrative expenses ...         28,414          5,633            911         34,958
                                                    ------------   ------------   ------------   ------------
Segment profit ..................................   $     61,947   $     17,330   $      5,424   $     84,701
                                                    ============   ============   ============   ============

5. RELATED PARTY TRANSACTIONS

         The Partnership has entered into agreements with various Williams subsidiaries. Agreements with Williams Energy Marketing & Trading Company ("EM&T") provide for sales of pipeline inventory overages and product blending and fractionation services, as well as lease storage capacity and, historically, for sales of blended gasoline. (See Note 1 - Basis of Presentation for more information about income and expenses associated with Williams Pipe Line historical operations that are no longer being conducted by the Partnership). Because of the nature of the Partnership's agreements with Williams, the Partnership has limited commodity price exposure. The Partnership has several agreements with EM&T, which provide for: (i) the access to and utilization of one of the Partnership's inland terminals, (ii) approximately 2.8 million barrels of storage and other ancillary services at the Partnership's marine terminal facilities, (iii) capacity utilization rights to substantially all of the capacity of the Gibson, Louisiana marine terminal facility, and (iv) throughput commitments with Williams Pipe Line that allows Williams Pipe Line to satisfy its throughput commitments on third party pipelines. Williams Pipe Line has entered into agreements with Williams Petroleum Services Inc. and Williams Bio-Energy, LLC ("Williams Bio-Energy"), affiliates of Williams, to provide butane blending services and ethanol storage, respectively. Williams Bio-Energy also leases ethanol storage at the Partnership's Galena Park, Texas marine facility. Both EM&T and Williams Refining & Marketing, L.L.C. ship product on the Williams Pipe Line system and EM&T leases tank storage on the Williams Pipe Line system. Additionally, the Partnership has agreements with Williams Refining & Marketing for access to and utilization of the Partnership's inland terminal facilities and with Williams Bio-Energy for access to and utilization of both the Partnership's inland and marine facilities. The following are revenues from various Williams subsidiaries (in thousands):

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                              ---------------------------   ---------------------------
                                                  2002           2001           2002           2001
                                              ------------   ------------   ------------   ------------
Williams Energy Marketing & Trading ........  $     10,212   $     20,995   $     35,495   $     53,193
Williams Refining & Marketing ..............         1,699          3,705          7,517          7,956
Williams Bio-Energy ........................         1,278          1,095          3,400          2,494
Williams Petroleum Services ................           875             --          1,750             --
Other ......................................           616            295          1,105          1,163
                                              ------------   ------------   ------------   ------------
     Total .................................  $     14,680   $     26,090   $     49,267   $     64,806
                                              ============   ============   ============   ============

         Beginning with the closing date of the initial public offering, the General Partner, through provisions included in the Omnibus Agreement, has limited the amount of general and administrative costs charged to the Partnership for the petroleum products terminals and ammonia pipeline system operations. In addition, beginning with the acquisition of Williams Pipe Line, the General Partner has limited the amount of general and administrative expense charged to the Partnership for these operations. The additional general and administrative costs incurred by the General Partner, but not charged to the Partnership, totaled $6.2 million and $3.5 million for the three months ended September 30, 2002 and 2001, respectively, and $15.3 million for the nine months ended September 30, 2002 and $6.7 million for the period February 10, 2001 through September 30, 2001.

         On August 1, 2002, Williams announced that it had sold 98% of Mapletree LLC, which owns Mid-America Pipeline Company ("MAPL") to Enterprise Products Partners L.P. ("Enterprise). The Partnership has an agreement with MAPL, which addresses shared operating costs as well as commercial and general and administrative support costs related to the Partnership's ammonia pipeline system. Enterprise has agreed to continue this agreement for a six-month transition period, which can be extended to a one-year period unless either party provides a 90-day written notification to cancel the agreement. However, the agreement also stipulates that the shared operating costs with MAPL will remain in effect as long as MAPL owns and operates the natural gas liquids pipeline system adjoining the Partnership's ammonia pipeline system, unless the parties mutually agree to terminate the agreement.


6. INVENTORIES

         Inventories at September 30, 2002 and December 31, 2001 were as follows (in thousands):

                                       SEPTEMBER 30,   DECEMBER 31,
                                           2002            2001
                                       -------------   ------------
Refined petroleum products ..........   $        257   $      5,926
Natural gas liquids .................          2,664         14,210
Additives ...........................          1,074            480
Other ...............................            406            441
                                        ------------   ------------
     Total inventories ..............   $      4,401   $     21,057
                                        ============   ============

         The decrease in the natural gas liquids inventory is the result of the Partnership changing its butane blending operations to that of a service provider only. The decrease in refined petroleum products is the result of the selling of inventories due to favorable market conditions during the current quarter.

7. DEBT

         As of September 30, 2002, the Partnership had a $175.0 million bank credit facility with $148.0 million borrowed under that facility and $27.0 million of additional borrowing capacity. The credit facility is comprised of a $90.0 million term loan facility and an $85.0 million revolving credit facility, which includes a $73.0 million acquisition sub-facility and a $12.0 million working capital sub-facility. As of September 30, 2002, the Partnership had borrowed $90.0 million under the term loan facility and $58.0 million under the acquisition facility. The credit facility's term extends through February 5, 2004, with all amounts due at that time. Borrowings under the credit facility carry an interest rate equal to the Eurodollar rate plus a spread from 1.0% to 1.5%, depending on the leverage ratio of Williams OLP, L.P. ("OLP"), a subsidiary of the Partnership. Interest is also assessed on the unused portion of the credit facility at a rate from 0.2% to 0.4%, depending on the OLP's leverage ratio. The OLP's leverage ratio is defined as the ratio of consolidated total debt to consolidated earnings before interest, income taxes, depreciation and amortization for the period of the four fiscal quarters ending on such date. Debt placement fees associated with the initiation of the credit facility were $0.9 million, which are being amortized over the life of the facility. The weighted average interest rate on the credit facility was 3.4% for both the three and nine months ended September 30, 2002, and 5.5% for the three months ended September 30, 2001, and 6.0% for the period February 9, 2001 through September 30, 2001.

         In April 2002, the Partnership borrowed $700.0 million from a group of financial institutions. This note was used to help finance the Partnership's acquisition of Williams Pipe Line. During the second quarter of 2002, with net proceeds from an equity offering, the Partnership repaid $289.0 million of the note. The weighted average interest rate on this note was 5.2% for the three months ended September 30, 2002, and 4.6% for the period April 11, 2002 through September 30, 2002. Debt placement fees associated with the note were $7.1 million and were amortized over the life of the note, including $2.1 million amortized in the current quarter. In October 2002, the Partnership negotiated an extension to the maturity of this note from October 8, 2002, to November 27, 2002. During the extension period, the note will carry an interest rate equal to the Eurodollar rate plus 4.0%, or the prime rate plus 3.0%, at the Partnership's discretion. The Partnership paid debt financing costs of approximately $2.1 million associated with the maturity date extension. Because the Partnership has both the ability and the intent to refinance this loan with long-term debt, the loan has been classified as long-term on the balance sheet. If the short-term note is repaid after November 15, 2002, the Partnership will incur additional debt financing costs of approximately $4.1 million.

         During September 2002, in anticipation of a new debt placement to replace the short-term debt assumed to acquire Williams Pipe Line, the Partnership entered into an interest rate hedge. The effect of this interest rate hedge was to set the coupon rate on a portion of the fixed-rate debt at 7.75% prior to actual execution of the debt agreement. The cost of the hedge, approximately $1.0 million, was recorded in other comprehensive income and will be amortized over the five-year life of the fixed-rate debt that the Partnership anticipates funding in November 2002. See Note 12 - Subsequent Events for debt-related activity that occurred after September 30, 2002.


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

         In connection with the acquisition of Williams Pipe Line, WES agreed to indemnify the Partnership for any breach of a representation or warranty that results in losses and damages of up to $110.0 million after the payment of a $6.0 million deductible. With respect to any amount exceeding $110.0 million, WES will be responsible for one-half of that amount up to $140.0 million. In no event will WES' liability exceed $125.0 million. These indemnification obligations will survive for one year, except that those relating to employees and employee benefits will survive for the applicable statute of limitations and those relating to real property, including title to WES' assets, will survive for ten years. This indemnity also provides that the Partnership will be indemnified for an unlimited amount of losses and damages related to tax liabilities. In addition, any losses and damages related to environmental liabilities that arose prior to the acquisition will be subject only to a $2.0 million deductible, which was met during the third quarter of 2002, with the indemnification covering six years.

         Estimated liabilities for environmental costs were $22.9 million and $16.9 million at September 30, 2002 and December 31, 2001, respectively. Management estimates that expenditures associated with these environmental remediation liabilities will be paid over the next five years. Receivables associated with these environmental liabilities of $21.4 million and $5.1 million at September 30, 2002 and December 31, 2001, respectively, have been recognized as recoverable from affiliates and third parties. These estimates, provided on an undiscounted basis, were determined based primarily on data provided by a third-party environmental evaluation service and Williams' internal environmental engineers. These liabilities have been classified as current or non-current based on management's estimates regarding the timing of actual payments.

         In conjunction with the 1999 acquisition of the Gulf Coast marine terminals from Amerada Hess Corporation ("Hess"), Hess has disclosed to the Partnership all suits, actions, claims, arbitrations, administrative, governmental investigation or other legal proceedings pending or threatened, against or related to the assets acquired by the Partnership, which arise under environmental law. In the event that any pre-acquisition releases of hazardous substances at the Partnership's Corpus Christi and Galena Park, Texas and Marrero, Louisiana marine terminal facilities were unknown at closing but subsequently identified by the Partnership prior to July 30, 2004, the Partnership will be liable for the first $2.5 million of environmental liabilities, Hess will be liable for the next $12.5 million of losses and the Partnership will assume responsibility for any losses in excess of $15.0 million. Also, Hess agreed to indemnify the Partnership through July 30, 2014, against all known and required environmental remediation costs at the Corpus Christi and Galena Park, Texas marine terminal facilities from any matters related to pre-acquisition actions. Hess has indemnified the Partnership for a variety of pre-acquisition fines and claims that may be imposed or asserted against the Partnership under certain environmental laws. At both September 30, 2002 and December 31, 2001, the Partnership had accrued $0.6 million for costs that may not be recoverable under Hess' indemnification.

         During 2001, the Partnership recorded an environmental liability of $2.6 million at its New Haven, Connecticut facility, which was acquired in September 2000. This liability was based on third-party environmental engineering estimates completed as part of a Phase II environmental assessment, routinely required by the State of Connecticut to be conducted by the purchaser following the acquisition of a petroleum storage facility. The Partnership has begun a Phase III environmental assessment at this facility, which will be completed during the fourth quarter of 2002. The environmental liability at the new Haven facility could change materially based on this more thorough analysis. The seller of these assets agreed to indemnify the Partnership for certain of these environmental liabilities. In addition, the Partnership purchased insurance for up to $25.0 million of environmental liabilities associated with these assets, which carries a deductible of $0.3 million. Any environmental liabilities at this location not covered by the seller's indemnity and not covered by insurance are covered by the WES environmental indemnifications to the Partnership, subject to the $15.0 million limitation.

         During 2001, the Environmental Protection Agency ("EPA"), pursuant to
Section 308 of the Clean Water Act, preliminarily determined that Williams may have systemic problems with petroleum discharges from pipeline operations. The inquiry primarily focused on Williams Pipe Line, which was subsequently acquired by the Partnership. The response to the EPA's information request was submitted during November 2001. Any claims the EPA may assert relative to this inquiry would be covered by the Partnership's environmental indemnifications from Williams.

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

         On May 31, 2002, Farmland Industries, Inc. ("Farmland") and several of its subsidiaries filed for Chapter 11 bankruptcy protection. Farmland, the largest customer on the ammonia pipeline system, is also a customer of Williams Pipe Line and petroleum products terminals. The Partnership received approximately $2.3 million in payments from Farmland during the preference period prior to Farmland filing for bankruptcy. Management believes that the Partnership will not be required to reimburse these funds to the bankruptcy trustee because they were received in the ordinary course of business with Farmland. Farmland's receivable balance with the Partnership at September 30, 2002, was $0.2 million. The Partnership has two five-year petroleum pipeline lease capacity agreements with Farmland. The first of these agreements, which expires on November 30, 2004, requires an annual payment by Farmland of $1.2 million on each November 30th during the contract period. The second agreement, which expires on April 30, 2007, is for $0.5 million annually and is invoiced to Farmland on a monthly basis.

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

         In April 2001, the General Partner issued grants of 92,500 restricted units, which are also referred to as phantom units, to certain key employees associated with the Partnership's initial public offering in February 2001. These one-time initial public offering phantom units will vest over a 34-month period ending on February 9, 2004, and are subject to forfeiture if employment is terminated prior to vesting. These units are subject to early vesting if the Partnership achieves certain performance measures. The Partnership achieved the first of two performance measures in February 2002 and as a result, 46,250 of the phantom units vested, resulting in a charge to compensation expense of approximately $1.0 million. The Partnership recognized additional compensation expense of $0.1 million and $0.4 million related to the remaining non-vested units associated with these grants in the three and nine months ended September 30, 2002, respectively. When the $0.70 per unit distribution, approved by the General Partner's board of directors on October 23, 2002, is paid on November 14, 2002, the final performance measure associated with the initial public offering unit awards will be met. As a result, the remaining 46,250 awards will vest at the earlier of: (i) the funding date of the Williams Pipe Line short-term note replacement, or (ii) December 1, 2002. The Partnership expects that it will recognize an expense of $0.7 million associated with the vesting of these awards. The fair market value of the phantom units associated with this grant was $2.8 million on the grant date.

         In April 2001, the General Partner issued grants of 64,200 phantom units associated with the annual incentive compensation plan. The actual number of units that will be awarded under this grant will be determined by the Partnership on February 9, 2004. At that time, the Partnership will assess whether certain performance criteria have been met and determine the number of units that will be awarded, which could range from zero units up to a total of 128,400 units. These units are also subject to forfeiture if employment is terminated prior to February 9, 2004. These awards do not have an early vesting feature, unless there is a change in control of the Partnership's General Partner. The Partnership is assuming that the full 128,400 will ultimately be awarded and recognized $0.3 million and $0.9 million of compensation expense associated with these awards for the three and nine months ended September 30, 2002. The fair market value of the phantom units associated with this grant was $4.2 million on September 30, 2002.

         The Board of Directors of the Partnership's General Partner approved 22,150 phantom units associated with the 2002 incentive compensation plan. The actual number of units that will be awarded under this grant will be determined by the Partnership in early 2005. At that time, the Partnership will assess whether certain performance criteria have been met and determine the number of units that will be awarded, which could range from zero units up to a total of 44,300 units. These units are also subject to forfeiture if employment is terminated prior to the vesting date. These awards do not have an early vesting feature, unless there is a change in control of the Partnership's General Partner. The Partnership is assuming that 22,150 units will ultimately be awarded and recorded incentive compensation expense of $0.1 million during the current quarter associated with these awards. Based on the closing price of $32.50 per unit at September 30, 2002, these units were valued at $0.7 million.

10. DISTRIBUTIONS

         Distributions paid by the Partnership during 2001 and 2002 are as follows:

    DATE
    CASH               PER UNIT CASH         TOTAL
DISTRIBUTION            DISTRIBUTION         CASH
    PAID                  AMOUNT         DISTRIBUTION
------------------     -------------     ------------

  05/15/01(a)             $0.2920        $3.4 million
  08/14/01                $0.5625        $6.5 million
  11/14/01                $0.5775        $6.7 million
  02/14/02                $0.5900        $6.9 million
  05/15/02                $0.6125        $7.2 million
  08/14/02(b)             $0.6750       $19.2 million
  11/14/02(b & c)         $0.7000       $20.1 million

         (a) This distribution represented the prorated minimum quarterly distribution for the 50-day period following the initial public offering closing date, which included February 10, 2001 through March 31, 2001.

         (b) Total cash distributions on 8/14/02 and 11/14/02 include $5.3 million and $5.5 million, respectively, of distributions associated with the Class B units. These distributions have been reserved and will not be distributed until the short-term note, used to help finance the Williams Pipe Line acquisition, is repaid.

         (c) The General Partner declared this cash distribution on October 23, 2002, to be paid on November 14, 2002, to unitholders of record at the close of business on November 4, 2002. Total cash distributions of $20.1 million include an incentive distribution to the Partnership's General Partner of $0.7 million.

11. NET INCOME PER UNIT

         The following tables provide details of the basic and diluted net income per unit computations (in thousands, except per unit amounts):

                                                                     FOR THE THREE MONTHS ENDED
                                                                         SEPTEMBER 30, 2002
                                                             ------------------------------------------
                                                                INCOME         UNITS         PER UNIT
                                                              (NUMERATOR)  (DENOMINATOR)      AMOUNT
                                                             ------------  -------------   ------------
Limited partners' interest in net income .................   $     24,428

Basic net income per common and subordinated unit ........   $     24,428         27,190   $       0.90

Effect of dilutive restricted unit grants ................             --             57             --
                                                             ------------   ------------   ------------

Diluted net income per common and subordinated unit ......   $     24,428         27,247   $       0.90
                                                             ============   ============   ============


                                                                  FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 30, 2002
                                                         ------------------------------------------
                                                             INCOME        UNITS         PER UNIT
                                                          (NUMERATOR)  (DENOMINATOR)      AMOUNT
                                                         ------------  -------------   ------------

Limited partners' interest in net income .............   $     55,414

Basic net income per common and subordinated unit ....   $     55,414         20,131   $       2.75

Effect of dilutive restricted unit grants ............             --             54             --
                                                         ------------   ------------   ------------

Diluted net income per common and subordinated unit ..   $     55,414         20,185   $       2.75
                                                         ============   ============   ============

      Units reported as dilutive securities are related to restricted unit grants associated with the one-time initial public offering award (see Note 9).

12. SUBSEQUENT EVENTS

         In October 2002, the Partnership negotiated an extension of the Williams Pipe Line short-term note to November 27, 2002. During the extension period, the note carries an interest rate equal to the Eurodollar rate plus 4.0% or the prime rate plus 3.0%, at the Partnership's discretion. The Partnership paid debt financing costs of approximately $2.1 million associated with the maturity date extension. If the short-term note is repaid after November 15, 2002, the Partnership will incur additional debt financing costs of approximately $4.1 million.

         On October 25, 2002, the Partnership sold the Mobile, Alabama inland terminal to Radcliff/Economy Marine Services, Inc. for approximately $1.3 million and recorded a gain on the sale of approximately $1.0 million. The Mobile, Alabama terminal was considered to be a non-core asset of the Partnership. The sale reduced the number of inland facilities owned by the Partnership from 25 terminals to 24 terminals.

         On October 31, 2002, Williams Pipe Line entered into a private placement debt agreement, effective October 1, 2002, with a group of financial institutions for up to $200.0 million aggregate principal amount of Floating Rate Series A Senior Secured Notes and up to $340.0 million aggregate principal amount of Fixed Rate Series B Senior Secured Notes. The maturity date of both notes is October 7, 2007. Two borrowings will occur in relation to these notes. The first borrowing will be for $420.0 million, allocated pro rata between the Series A notes and Series B notes, and will be used to repay Williams Pipe Line's existing short-term note and pay related debt placement fees. The second borrowing will be allocated pro rata between the Series A notes and Series B notes and will be for either: (i) $120.0 million if the Tesoro pipeline acquisition is consummated (See Note 3 - Acquisitions), or (ii) $60.0 million to be used primarily for repayment of other debt of the Partnership. The Floating Rate Series A Senior Secured Notes will carry an interest rate equal to the six-month Eurodollar Rate plus: (i) 4.25% or (ii) an amount necessary to equal the rate on the Series B note borrowings on a swap-equivalent basis, whichever is greater. The Fixed Rate Series B Senior Secured Notes will carry an interest rate of 7.67% on the first borrowing and a rate equal to the five year U.S. Treasury Bond plus 4.70% on the second borrowing. Debt placement fees associated with these notes are expected to be $12.1 million, which will be amortized over the life of the notes. Payment of interest and repayment of the principal is guaranteed by the Partnership. As part of this agreement, the Partnership agreed that it will not redeem or retire the Partnership's Class B units held by Williams or any of its affiliates except with the proceeds from equity issued by the Partnership.

         During October 2002 and November 2002, several amendments were made to the Partnership and General Partner agreements. The first change requires the Partnership and the General Partner to maintain separateness from Williams including formalities on interaction between the Partnership, the public and Williams. Changes were also made to require the approval of the Conflicts Committee (consisting of three independent directors) before the General Partner can make bankruptcy-related decisions for the Partnership. In addition, adjustments were made to the voting rights of units held by Williams. Williams' Class B units no longer have voting rights, its subordinated units have one-half vote for every one unit owned and its common units will be allowed to vote in the subordinated class vote. Finally, election of the board members of the General Partner has been moved to a vote of the common unitholders, with the first vote to be held in 2003. The voting right changes and board member election changes will be voided and reversed in the event of a foreclosure in a Williams-related bankruptcy proceeding.

         In addition, Williams is in the process of creating a new General Partner, WEG GP LLC. The new General Partner, which is owed by affiliates of Williams, has all of the rights, privileges and responsibilities relative to the Partnership previously held by the old General Partner, Williams GP LLC. Williams GP LLC will continue to own the Class B units issued by Partnership in April 2002.

         On November 4, 2002, Tesoro returned the $6.0 million acquisition commitment fee (See Note 3 - Acquisitions) to the Partnership. In return, the Partnership agreed to allow Tesoro to seek alternate potential acquirers for its pipeline. The Partnership is still actively pursuing the acquisition of this pipeline from Tesoro.

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

           -     24 inland terminals (some of which are partially owned); and

           -     an ammonia pipeline system.

         On April 11, 2002, we acquired, for approximately $1.0 billion, all of the membership interests of Williams Pipe Line Company ("Williams Pipe Line"), which owns and operates the Williams Pipe Line system. Because Williams Pipe Line was an affiliate of ours at the time of the acquisition, the transaction was between entities under common control and, as such, was accounted for similarly to a pooling of interest. Accordingly, our consolidated financial statements and notes have been restated to reflect the historical results of operations, financial position and cash flows of Williams Energy Partners and Williams Pipe Line on a combined basis throughout the periods presented.

         The historical results for Williams Pipe Line include revenue and expenses and assets and liabilities that were conveyed to and assumed by an affiliate of Williams Pipe Line prior to our acquisition of it. These assets primarily include Williams Pipe Line's interest in and agreements related to Longhorn Partners Pipeline ("Longhorn"), an inactive refinery site at Augusta, Kansas and the ATLAS 2000 software system. The results from these assets have not been included in our financial results since the acquisition of Williams Pipe Line by the Partnership in April 2002. In addition, revenues from Williams Pipe Line's blending operations, other than an annual blending fee of approximately $3.0 million, have not been included in our financial results since April 2002. We have reported the Williams Pipe Line system's operations as a separate operating segment.


RECENT DEVELOPMENTS

         On August 23, 2002, we entered into a purchase and sale agreement ("PSA") with Tesoro Refining and Marketing Company ("Tesoro") to acquire Tesoro's pipeline that runs from Mandan, North Dakota to Roseville, Minneapolis for $110.0 million. Acquisition and transition costs are estimated to be approximately $3.8 million. The line includes approximately 280 miles of pipe and four marketing terminals. The expected closing date is uncertain due to the extensive requests made by the Federal Trade Commission ("FTC"). We will fund the acquisition through additional borrowings. At the time the PSA was signed, we paid Tesoro an acquisition commitment fee of $6.0 million (See Note 3 - Acquisitions). On November 4, 2002, Tesoro returned the $6.0 million acquisition commitment fee to us. In return, we agreed to allow Tesoro to seek alternate potential acquirers for its pipeline; however, we are still actively pursuing this acquisition. Under the terms of PSA, in the event that we are unable to close this transaction within five days of the FTC's approval of the transaction, or if we breach the PSA, we will owe Tesoro the $6.0 million commitment fee.

         On October 23, 2002, our General Partner declared an increase in the quarterly cash distribution from $0.675 to $0.70 per unit, representing a 4% increase over the previous quarter's distribution and a 33% increase since our initial public offering in February 2001. The distribution increase is for the period of July 1 through September 30, 2002. The distribution will be paid on November 14, 2002 to unitholders of record at the close of business on November 4, 2002.

         In October 2002, we negotiated an extension to the maturity of the Williams Pipe Line short-term note, extending the maturity date to November 27, 2002. During the extension period, the note will carry an interest rate equal to the Eurodollar rate plus 4.0% or the prime rate plus 3.0%, at our discretion. We paid debt financing costs of approximately $2.1 million associated with the maturity date extension. If the short-term note is repaid after November 15, 2002, the Partnership will incur additional debt financing costs of $4.1 million.

         On October 25, 2002, we sold the Mobile, Alabama inland terminal to Radcliff/Economy Marine Services, Inc. for approximately $1.3 million and recorded a gain on the sale of approximately $1.0 million. The Mobile, Alabama terminal was considered to be a non-core asset of the Partnership. The sale reduced the number of inland facilities owned by us from 25 terminals to 24 terminals.

         On October 31, 2002, Williams Pipe Line entered into a private placement debt agreement. See Liquidity beginning on page 24 for additional information concerning this agreement.

         During October 2002 and November 2002, several amendments were made to the Partnership and General Partner agreements. The first change requires our General Partner and us to maintain separateness from Williams including formalities on interaction between us, the public and Williams. Changes were also made to require the approval of the Conflicts Committee (consisting of three independent directors) before the General Partner can make bankruptcy-related decisions for us. In addition, adjustments were made to the voting rights of units held by Williams. Williams' Class B units no longer have voting rights, its subordinated units have one-half vote for every one unit owned and its common units will be allowed to vote in the subordinated class vote. Finally, election of the board members of our General Partner has been moved to a vote of the common unitholders, with the first vote to be held in 2003. The voting right changes and board member election changes will be voided and reversed in the event of a foreclosure in a Williams-related bankruptcy proceeding.

         In addition, Williams is in the process of creating a new General Partner, WEG GP LLC. The new General Partner, which is owned by affiliates of Williams, has all of the rights, privileges and responsibilities as the old General Partner, Williams GP LLC. Williams GP LLC will continue to own the Class B units issued by us in April 2002.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001

                                                                                THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                           ---------------------------
                                                                               2002           2001
                                                                           ------------   ------------
                                                                                 ($ in millions)
FINANCIAL HIGHLIGHTS
Revenues:
    Williams Pipe Line system transportation and related activities ....   $       72.6   $       67.8
    Petroleum products terminals .......................................           20.4           18.5
    Ammonia pipeline system ............................................            1.7            3.2
                                                                           ------------   ------------
       Revenues excluding product and construction revenues ............   $       94.7   $       89.5
    Williams Pipe Line system product and construction revenues ........           18.7           28.7
                                                                           ------------   ------------
       Total revenues ..................................................   $      113.4   $      118.2
Operating expenses:
    Williams Pipe Line system transportation and related activities ....   $       32.4   $       33.3
    Petroleum products terminals .......................................            9.3            8.0
    Ammonia pipeline system ............................................            0.8            1.3
                                                                           ------------   ------------
       Operating expenses excluding product purchases ..................   $       42.5   $       42.6
    Williams Pipe Line system product purchases ........................           18.0           25.4
                                                                           ------------   ------------
       Total operating expenses ........................................   $       60.5   $       68.0
                                                                           ------------   ------------
       Total operating margin ..........................................   $       52.9   $       50.2
                                                                           ============   ============

                                                                                    THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                               ---------------------------
                                                                                   2002            2001
                                                                               ------------   ------------
                                                                                    ($ in millions)


OPERATING STATISTICS
Williams Pipe Line system:
    Transportation revenue per barrel shipped (cents per barrel) ...........           98.2           93.9
    Transportation barrels shipped (million barrels) .......................           60.5           60.2
    Barrel miles (billions) ................................................           19.4           18.6
Petroleum products terminals:
    Marine terminal facilities:
       Average storage capacity utilized per month (barrels in millions) ...           16.3           15.8
       Throughput (barrels in millions)(a) .................................            5.4            1.8
    Inland terminals:
       Throughput (barrels in millions) ....................................           14.5           16.2
Ammonia pipeline system:
    Volume shipped (tons in thousands) .....................................             87            171

----------
(a) For the three months ended Sept. 30, 2002, represents throughput at the Gibson and New Haven marine facilities. As the Gibson facility was acquired in October 2001, the three months ended Sept. 30, 2001 represents throughput at the New Haven facility only.

         Combined revenues excluding product and construction revenues for the three months ended September 30, 2002 were $94.7 million compared to $89.5 million for the three months ended September 30, 2001, an increase of $5.2 million, or 6%. This increase was a result of:

         o an increase in Williams Pipe Line system's transportation and related activities revenues of $4.8 million, or 7%. This increase was partially attributable to higher transportation revenue per barrel shipped, resulting from a tariff increase on July 1, 2002 and customers transporting products longer distances. Williams Pipe Line revenue further increased due to increased storage utilization, higher rates imposed on data services and increased ethanol terminal volumes;

         o an increase in petroleum products terminals revenues of $1.9 million, or 10%, primarily due to the acquisition of the Gibson marine facility that was acquired in October 2001 and higher utilization and increased rates at our Gulf Coast facilities due to a favorable marketing environment;

         o a decrease in ammonia pipeline system revenues of $1.5 million, or 47%, due to less shipments on the pipeline, primarily as a result of one of our shippers filing for Chapter 11 bankruptcy during May. The weighted average tariff increased between periods from $16.38 in 2001 to $17.63 during 2002.

         Operating expenses excluding product purchases for the third quarter were basically unchanged from $42.6 million in 2001 compared to $42.5 million for 2002. This slight decrease consisted of:

         o a decrease in Williams Pipe Line system expenses of $0.9 million, or 3%. Reductions in environmental expenses were partially offset by increased pipeline lease expenses. Environmental costs were lower due to the indemnification from Williams for environmental issues resulting from operations prior to our ownership of the pipeline. The pipeline lease expenses represent costs, which are charged back to our customers, for tariffs paid on connecting pipelines to move a customer's product to its ultimate destination. This service began in the current year, hence, there are no associated pipeline lease expenses in the prior year quarter;

         o an increase in petroleum products terminals expenses of $1.3 million, or 16%, primarily due to the addition of the Gibson marine facility and higher maintenance expenses at the Gulf Coast facilities. The increase in maintenance costs was primarily attributable to the timing of tank cleaning and American Petroleum Institute ("API") 653 inspection expenses;

         o a decrease in ammonia pipeline system expenses of $0.5 million, or 38%, primarily due to lower environmental expenses.

         Revenues from Williams Pipe Line product sales were $18.7 million for the three months ended September 30, 2002, while product purchases were $18.0 million, resulting in a net margin of $0.7 million in 2002. The 2002 net margin represents a decrease of $2.4 million compared to a net margin in 2001 of $3.1 million resulting from product sales in 2001 of $28.5 million and product purchases of $25.4 million. This margin decline primarily results from butane blending activities prior to the partnership's ownership. In conjunction with our acquisition of Williams Pipe Line, we will provide butane blending services for a fee of $0.8 million per quarter rather than operating on a margin basis.

         Affiliate construction and management fee revenues for the three months ended September 30, 2002 were zero compared to $0.2 million for the three months ended September 30, 2001. Historically, Williams Pipe Line received a fee to manage Longhorn and to provide consulting services associated with the pipeline's construction and start-up, as needed. Prior to our acquisition of Williams Pipe Line, this Longhorn obligation was transferred to an affiliate of Williams Pipe Line and will not be provided by us.

         Depreciation and amortization expense for the three months ended September 30, 2002 was unchanged from 2001 at $8.8 million. Additional depreciation associated with acquisitions and capital improvements was offset by the elimination of depreciation associated with assets we did not acquire as part of the Williams Pipe Line acquisition.

         General and administrative expenses for the three months ended September 30, 2002 were $9.8 million compared to $13.0 million for the three months ended September 30, 2001, a decrease of $3.2 million, or 25%. General and administrative expenses are allocated from Williams as defined by the Omnibus Agreement. For 2002, these expense allocations are limited to $9.2 million per quarter plus equity-based incentive compensation expenses related to Williams Energy Partners' performance. The amount of general and administrative expenses incurred by the General Partner but not allocated to us was $6.2 million for the three months ended September 30, 2002. Incentive compensation costs associated with our equity-based long-term incentive plan are specifically excluded from the expense limitation and were $0.6 million during the three months ended September 30, 2002. Prior to our acquisition, Williams Pipe Line was allocated general and administrative costs from Williams based on a three-factor formula that considers operating margin, payroll costs and property, plant and equipment. The limit on general and administrative expenses that can be charged by our General Partner to us will continue to be adjusted in the future to reflect additional general and administrative expenses incurred with acquisitions and annual adjustments allowed by the Omnibus Agreement.

         Net interest expense for the three months ended September 30, 2002 was $6.3 million compared to $2.7 million for the three months ended September 30, 2001. The increase in interest expense was primarily related to the additional debt associated with the acquisition of Williams Pipe Line, partially offset by lower weighted average interest rates, which decreased from 4.9% for the three months ended September 30, 2001 to 4.8% for the three months ended September 30, 2002.

         We do not pay income taxes because we are a partnership.

         Net income for the three months ended September 30, 2002 was $25.8 million compared to $18.2 million for the three months ended September 30, 2001, an increase of $7.6 million, or 42%. The operating margin increased by $2.7 million during the period, largely as a result of increased revenues and reduced expenses on the Williams Pipe Line system and enhanced earnings from the acquisition of the Gibson marine terminal, partially offset by reduced ammonia revenues and product sales margins. General and administrative expenses decreased by $3.2 million while net interest expenses increased by $3.6 million. Debt placement fee amortization expense increased $2.1 million due to the amortization of the debt costs associated with the financing of Williams Pipe Line. Other income decreased $0.2 million because the 2001 quarter included amounts received by Williams Pipe Line from certain insurance settlements. Income taxes decreased $7.6 million due to the elimination of income taxes on Williams Pipe Line in the partnership structure.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                          ---------------------------
                                                                              2002           2001
                                                                          ------------   ------------
                                                                                ($ in millions)
FINANCIAL HIGHLIGHTS
Revenues:
    Williams Pipe Line system transportation and related activities ...   $      198.5   $      190.6
    Petroleum products terminals ......................................           60.0           53.6
    Ammonia pipeline system ...........................................            8.6           10.1
                                                                          ------------   ------------
       Revenues excluding product and construction revenues ...........   $      267.1   $      254.3
    Williams Pipe Line system product and construction revenues .......           53.0           80.5
                                                                          ------------   ------------
       Total revenues .................................................   $      320.1   $      334.8
Operating expenses:
    Williams Pipe Line system transportation and related activities ...   $       85.0   $       90.8
    Petroleum products terminals ......................................           24.8           22.6
    Ammonia pipeline system ...........................................            3.1            3.3
                                                                          ------------   ------------
       Operating expenses excluding product purchases .................   $      112.9   $      116.7
    Williams Pipe Line system product purchases .......................           48.5           71.9
                                                                          ------------   ------------
       Total operating expenses .......................................   $      161.4   $      188.6
                                                                          ------------   ------------
       Total operating margin .........................................   $      158.7   $      146.2
                                                                          ============   ============
OPERATING STATISTICS Williams Pipe Line system:
    Transportation revenue per barrel shipped (cents per barrel) ......           94.3           91.0
    Transportation barrels shipped (million barrels) ..................          172.1          175.2
    Barrel miles (billions) ...........................................           52.1           52.2
Petroleum products terminals:
    Marine terminal facilities:
       Average storage capacity utilized per month
         (barrels in millions) ........................................           16.3           15.6
       Throughput (barrels in millions) (a) ...........................           15.8            7.4
    Inland terminals:
       Throughput (barrels in millions) ...............................           43.6           41.4
Ammonia pipeline system:
    Volume shipped (tons in thousands) ................................            478            511

(a) For the nine months ended September 30, 2002, represents throughput at the Gibson and New Haven marine facilities. As the Gibson facility was acquired in October 2001, the nine months ended September 30, 2001 represents throughput at the New Haven facility only.

         Combined revenues excluding product and construction revenues for the nine months ended September 30, 2002 were $267.1 million compared to $254.3 million for the nine months ended September 30, 2001, an increase of $12.8 million, or 5%. This increase consisted of:

         o an increase in Williams Pipe Line system's transportation and related activities revenues of $7.9 million, or 4%. Transportation revenues increased between periods due to a higher tariff that more than offset lower shipments. The tariff was higher due to mid-year tariff increases and our customers transporting products longer distances. Further, increased rates imposed on data services as well as higher ethanol loading and storage volumes resulted in additional revenue;

         o an increase in petroleum products terminals revenues of $6.4 million, or 12%, primarily due to the acquisition of our Gibson marine facility in October 2001 and two Little Rock inland terminals in June 2001. Higher utilization at the Gulf Coast marine facilities was offset by reduced throughput at our inland terminals;

         o a decrease in ammonia pipeline system revenues of $1.5 million or 15%, primarily due to a throughput deficiency billing in the prior year that resulted from a shipper not meeting its minimum annual throughput commitment for the contract year ended June 2001. In addition, revenue also declined due to reduced volume as a result of one of our shippers filing for Chapter 11 bankruptcy during May 2002.

Partially offsetting these decreases was a higher weighted average tariff of $16.84 in 2002 compared to $16.19 during the prior year.

         Operating expenses excluding product purchases for the nine months ended September 30, 2002 were $112.9 million compared to $116.7 million for the nine months ended September 30, 2001, a decrease of $3.8 million, or 3%. This increase consisted of:

         o a decrease in Williams Pipe Line system expenses of $5.8 million, or 6%, primarily due to lower environmental expenses and reduced power costs. Environmental costs were lower due to the indemnification from Williams for environmental issues resulting from operations prior to our ownership of the pipeline, and power expenses declined due to less volume transported coupled with reduced power rates. Partially offsetting these reductions was an increase in pipeline lease expenses, which represent costs charged back to our customers for tariffs paid on connecting pipelines to move a customer's product to its ultimate destination. This service began in the current year, hence, there are no associated pipeline lease expenses in the prior year;

         o an increase in petroleum products terminals expenses of $2.2 million, or 10%, primarily due to the addition of the Gibson marine facility and Little Rock inland terminals. Increased maintenance expenses were also incurred at our other locations due to the timing of tank cleaning and API 653 inspections. Lower utility expenses at the Gulf Coast facilities partially offset these increases;

         o a decrease in ammonia pipeline system expenses of $0.2 million primarily due to lower environmental expenses.

         Revenues from Williams Pipe Line product sales were $52.8 million for the nine months ended September 30, 2002, while product purchases were $48.5 million, resulting in a net margin of $4.3 million in 2002. The 2002 net margin represents a decrease of $3.5 million compared to a net margin in 2001 of $7.8 million resulting from product sales in 2001 of $79.7 million and product purchases of $71.9 million. This margin decline results from butane blending activities prior to the partnership's ownership. In conjunction with our acquisition of Williams Pipe Line, we will provide butane blending services for a fee of $0.8 million per quarter rather than operating on a margin basis.

         Affiliate construction and management fee revenues for the nine months ended September 30, 2002 were $0.2 million compared to $0.8 million for the nine months ended September 30, 2001. Historically, Williams Pipe Line received a fee to manage Longhorn and to provide consulting services associated with the pipeline's construction and start-up, as needed. Prior to our acquisition of Williams Pipe Line, this Longhorn obligation was transferred to an affiliate of Williams Pipe Line and will not be provided by us.

         Depreciation and amortization expense for the nine months ended September 30, 2002 was $26.3 million, representing a $0.2 million decrease from 2001 at $26.5 million. Additional depreciation associated with acquisitions and capital improvements primarily offset the elimination of depreciation associated with assets we did not acquire as part of the Williams Pipe Line acquisition.

         General and administrative expenses for the nine months ended September 30, 2002 were $32.7 million compared to $35.0 million for the nine months ended September 30, 2001, a decrease of $2.3 million, or 7%. General and administrative expenses are allocated from Williams as defined by the Omnibus Agreement. For 2002, these expense allocations are limited to $9.2 million per quarter plus equity-based incentive compensation expenses related to Williams Energy Partners' performance. The amount of general and administrative expenses incurred by the General Partner but not allocated to us was $15.3 million for the nine months ended September 30, 2002. Incentive compensation costs associated with our long-term incentive plan are specifically excluded from the expense limitation and were $2.4 million during the nine months ended September 30, 2002. The first-quarter incentive compensation costs included a $1.0 million charge associated with the early vesting of a portion of the phantom units issued to key employees at the time of our initial public offering. The early vesting was triggered as a result of meeting the target for our growth in cash distributions paid to unitholders. Prior to our acquisition, Williams Pipe Line was allocated general and administrative costs from Williams based on a three-factor formula that considers operating margin, payroll costs and property, plant and equipment. The limit on general and administrative expenses that can be charged by our General Partner to us will continue to be adjusted in the future to reflect additional general and administrative expenses incurred with acquisitions as well as the annual adjustments allowed by the Omnibus Agreement.

         Net interest expense for the nine months ended September 30, 2002 was $13.7 million compared to $9.0 million for the nine months ended September 30, 2001. The increase in interest expense was primarily related to the additional debt associated with the acquisition of Williams Pipe Line, partially offset by lower weighted average interest rates, which decreased from 4.9% for the nine months ended September 30, 2001 to 4.1% for the nine months ended September 30, 2002.

         We do not pay income taxes because we are a partnership. However, Williams Pipe Line was subject to income taxes prior to our acquisition of it in April 2002, and our pre-initial public offering earnings in 2001 were also taxable. We primarily based our income tax rate of 38.2% and 37.9% for the nine months ended September 30, 2002 and 2001, respectively, upon the effective income tax rate for Williams. The effective income tax rate exceeds the U.S. federal statutory income tax rate primarily due to state income taxes.

         Net income for the nine months ended September 30, 2002 was $71.6 million compared to $54.1 million for the nine months ended September 30, 2001, an increase of $17.5 million, or 32%. The operating margin increased by $12.5 million during the period, largely as a result of increased revenues and decreased expenses on the Williams Pipe Line system, earnings from the acquisitions of the Little Rock and Gibson terminal facilities and enhanced utilization of the Gulf Coast marine facilities, partially offset by lower product sales margins. Depreciation expense and general and administrative expenses decreased by $0.2 million and $2.3 million, respectively, while net interest expenses increased by $4.6 million. Debt placement fee amortization expense increased $7.0 million primarily due to the amortization of the debt costs from the debt associated with the acquisition of Williams Pipe Line. Other income decreased $0.3 million. Income taxes decreased $14.5 million due to the elimination of income taxes because of our partnership structure.

         OTHER KNOWN TRENDS OR EVENTS

         We have significant relationships with Williams, the owner of our General Partner, Farmland Industries, Inc. ("Farmland") and other third-party entities that impact our operating results. Williams has completed a number of asset sales and entered into secure credit facilities to address its liquidity needs, and Farmland has filed for bankruptcy. Our relationships with these two entities are described below:

         Williams - During the past year, Williams has experienced financial and liquidity difficulties and currently does not have an investment grade credit. We are engaged contractually with Williams on several fronts, including commercial relationships, contracted services and indemnities. The extent of these relationships include:

         o Williams is the owner of our General Partner and owns approximately 55% of the partnership.

         o Williams is a customer, representing approximately 15% of our September 30, 2002, year-to-date revenues. We expect to replace a majority of these revenues, without significant impact to our results of operations, if Williams is unable to perform on its existing obligations.

         o Williams provides various services for us. Through these services, Williams operates our assets and provides general and administrative services. All employees supporting our partnership are employees of Williams. We pay full cost for the operating expenses associated with our assets, and we incur an additional cost of approximately $40.0 million per year for general and administrative services. Through September 30, 2002, general and administrative charges to our General Partner from Williams exceeded the amount charged to us per the provisions of the Omnibus Agreement by $15.3 million. We believe a majority of those excess charges incurred by the General Partner do not relate to services essential for our ongoing operations.

                  One of the services provided by Williams and its affiliates is the shared operating costs of the ammonia pipeline system with Mid-America Pipeline Company. On August 1, 2002, Williams announced that it had sold 98% of Mapletree LLC, which owns Mid-America Pipeline Company ("MAPL"), to Enterprise Products Partners L.P. ("Enterprise"). The Partnership has an agreement with MAPL, which addresses shared operating costs as well as commercial and general and administrative support costs related to the Partnership's ammonia pipeline system. Enterprise has agreed to continue this agreement for a six-month transition period, which can be extended to a one-year period unless either party provides a 90-day written notification to cancel the agreement. However, the agreement also stipulates that the shared operating costs with MAPL will remain in effect as long as MAPL owns and operates the natural gas liquids pipeline system adjoining our ammonia pipeline system, unless the parties mutually agree to terminate the agreement. The operating costs of the ammonia pipeline could increase based on a re-evaluation by Enterprise of the operating costs for MAPL to dispatch the ammonia system and operate the shared facilities on the ammonia pipeline system.

         o For assets included in our initial public offering, Williams has agreed to provide maintenance capital reimbursements for expenditures in excess of $4.9 million during 2002. We have received $4.0 million reimbursement so far this year associated with the initial public offering assets and expect to receive an additional $6.5 million through the remainder of 2002. In addition, Williams has agreed to pay maintenance capital associated with the Williams Pipe Line system in excess of $19.0 million per year for 2002, 2003 and 2004 up to a cumulative maximum of $15.0 million. We expect to spend less than $19.0 million annually for maintenance capital for the Williams Pipe Line system and do not expect any reimbursement from Williams associated with this asset.

         o Williams has provided various indemnifications to us. The most significant indemnification covers environmental remediation costs associated with assets purchased from Williams relating to events prior to our purchase. For assets involved in our initial public offering, this indemnification extends until February 2004 up to an aggregate liability of $15.0 million. For the Williams Pipe Line system, this indemnification extends until April 2008 up to an aggregate liability of $125.0 million. Receivables from Williams associated with these indemnifications were $22.9 million at September 30, 2002.


         Farmland - Farmland filed for Chapter 11 bankruptcy protection on May 31, 2002. Farmland is the largest customer on our ammonia pipeline system. Farmland also owns and operates a refinery in Coffeyville, Kansas, with its products marketed through a third party that ships on Williams Pipe Line. This third party shipper is not affiliated with either Farmland or Williams. Combined total revenues associated with Farmland's ammonia shipments and this third party shipper on the Williams Pipe Line were $25.3 million and $31.3 million for the nine months ended September 30, 2002 and 2001, respectively, and $43.0 million for the year ended December 31, 2001, representing 7.9%, 9.3% and 9.6% of total revenues for the nine months ended September 30, 2002, September 30, 2001 and the twelve months ended December 31, 2001, respectively. We cannot predict the impact Farmland's bankruptcy may have on our financial position, results of operations or cash flows. However, demand for products from Farmland's Coffeyville, Kansas refinery have continued to be strong and we expect that this demand will remain strong for the foreseeable future. Also, we believe that Farmland will either continue to operate its Coffeyville, Kansas refinery or will sell it to a third party who will continue its operation. Additionally, demand for anhydrous ammonia has not changed significantly, and we believe that we will continue to meet this demand through shipments of anhydrous ammonia that is either produced at Farmland's facility, whether owned by them or a subsequent buyer of its production facility, or produced by one of our other ammonia pipeline customers. For the nine months ended September 30, 2002, the ammonia pipeline system accounted for 3% of our total operating margin.


LIQUIDITY AND CAPITAL RESOURCES


CASH FLOWS AND CAPITAL EXPENDITURES

         Net cash provided by operating activities for the nine months ended September 30, 2002 was $96.2 million compared to $93.4 million for the nine months ended September 30, 2001. The $2.8 million increase in cash was primarily a result of increased net income, partially offset by changes in working capital. Affiliate and long-term affiliate receivables increased during 2002 resulting in a $11.0 million use of cash primarily due to the indemnification from Williams for environmental liabilities occurring prior to our ownership of Williams Pipe Line. As part of our acquisition of Williams Pipe Line, Williams retained $15.0 million of its accounts receivable. Therefore, accounts receivable increased during 2002 as those receivables were replaced as part of the ongoing operations of that business, resulting in a $7.5 million use of cash. In addition, affiliate accounts payable decreased, resulting in a $16.6 million use of cash between periods. Prior to our ownership of it, Williams Pipe Line did not settle intercompany payables with cash on a monthly basis, allowing the affiliate payable to increase. Subsequent to our ownership of Williams Pipe Line, we pay the affiliate amounts each month, which resulted in a cash reduction between periods. Partially offsetting these working capital items which utilized cash, inventories decreased between periods resulting in a cash inflow of $24.2 million. Inventory balances were lower due to the elimination of butane blending inventories as we now perform butane blending as a service provider without carrying the relevant inventory and due to the selling of refined petroleum products inventories because of a favorable market condition during the current quarter.

         Net cash used by investing activities for the nine months ended September 30, 2002 and 2001 was $722.8 million and $56.5 million, respectively. Investing activities for 2002 include the acquisition of Williams Pipe Line and the Aux Sable pipeline as well as a deposit for the pending acquisition of a refined petroleum products pipeline from Tesoro Petroleum Corporation. Investing activities for 2001 include the acquisition of two inland terminals in Little Rock, Arkansas. Maintenance capital for the period ended September 30, 2002 was $17.7 million, compared to $15.9 million during 2001. Please see Capital Requirements below for more discussion of capital expenditures.

         Net cash provided by financing activities for the nine months ended September 30, 2002 was $655.3 million compared to net cash used of $30.2 million in 2001. The cash provided during the first nine months of 2002 principally involved the debt and equity funding associated with our acquisition of Williams Pipe Line. Cash was used in 2001 to repay affiliate notes associated with both our initial public offering assets as well as the Williams Pipe Line, partially offset by proceeds from debt borrowings and equity issued in our initial public offering.

         Federal Energy Regulatory Commission ("FERC") Notice of Proposed Rulemaking - On August 1, 2002, the FERC issued a Notice of Proposed Rulemaking that, if adopted, would amend its Uniform Systems of Accounts for public utilities, natural gas companies and oil pipeline companies by requiring specific written documentation concerning the management of funds from a FERC-regulated subsidiary by a non-FERC-regulated parent. Under the proposed rule, as a condition for participating in a cash management or money pool arrangement, the FERC-regulated entity would be required to maintain a minimum proprietary capital balance (stockholder's equity) of 30 percent, and the FERC-regulated entity and its parent would be required to maintain investment grade credit ratings. If either of these conditions is not met, the FERC-regulated entity would not be eligible to participate in the cash management or money pool arrangement. The period for interested companies to make comments to the FERC relative to this proposed rule has ended and the FERC is evaluating its position on the issue. We do not know when or if the rule will be enacted. Although it appears that, if enacted, the rule may affect the way in which we manage cash, we are unable, at this time, to predict the full impact of this proposed regulation on our business.


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

         Williams has agreed to reimburse us for maintenance capital expenditures incurred in 2001 and 2002 in excess of $4.9 million per year related to the assets contributed to us at the time of our initial public offering. This reimbursement obligation is subject to a maximum combined reimbursement for 2001 and 2002 of $15.0 million. During 2001, we incurred $8.8 million of maintenance capital expenditures for these assets and recorded a reimbursement from Williams of $3.9 million. As a result of these reimbursements, the maximum reimbursement obligation of Williams with respect to these assets was reduced to $11.1 million for 2002. As of September 30, 2002, we have recorded a reimbursement from Williams of $4.0 million and we expect maintenance capital expenditures for the full year of 2002 for our petroleum products terminals and ammonia pipeline system to be approximately $15.5 million, with $10.5 million being reimbursed by Williams.

         In connection with the acquisition of the Williams Pipe Line system, Williams has agreed to reimburse us for maintenance capital expenditures incurred in 2002, 2003 and 2004 in excess of $19.0 million per year related to the Williams Pipe Line system, subject to a maximum combined reimbursement for all years of $15.0 million. In 2002, we expect to incur maintenance capital expenditures related to the Williams Pipe Line system of approximately $13.0 million and, therefore, do not anticipate any reimbursements from Williams associated with Williams Pipe Line's 2002 maintenance capital expenditures.

         We expect to incur aggregate maintenance capital expenditures for 2002 for all of our businesses, net of reimbursements from Williams, of $18.0 million.

         In addition to maintenance capital, we are also planning to incur expansion and upgrade capital expenditures at our existing facilities, including pipeline connections. The total we plan to spend for expansion is approximately $12.5 million in 2002, not including capital needs associated with additional acquisitions, if any. We expect to fund our future expansion capital expenditures, including any acquisitions, from:

         o        cash provided by operations;

         o borrowings under the revolving credit facility discussed below and other borrowings; and

         o        the issuance of additional common units.


LIQUIDITY

         Operating Partnership Credit Facility. Subsequent to the closing of our initial public offering on February 9, 2001, we have relied on cash generated from internal operations as our primary source of funding for uses other than acquisition capital expenditures. Additional funding requirements are met by a $175.0 million credit facility of our operating partnership that expires on February 5, 2004. This credit facility is comprised of a $90.0 million term loan and an $85.0 million revolving credit facility. The revolving credit facility is comprised of a $73.0 million acquisition sub-facility and a $12.0 million working capital sub-facility. As of September 30, 2002, $15.0 million was available under the acquisition sub-facility and $12.0 million was available under the working capital sub-facility.

         The credit facility contains various operational and financial covenants. Management believes that we are in compliance with all of these covenants.

         Williams Pipe Line Short-term Loan. In connection with the acquisition of the Williams Pipe Line system, we and our subsidiary, Williams Pipe Line, entered into a six-month $700.0 million credit agreement. In October 2002 we negotiated an extension of the maturity of the Williams Pipe Line short-term note from October 8, 2002 to November 27, 2002. All of the proceeds from this loan were used to finance the Williams Pipe Line acquisition. During May 2002, we issued an additional 8.0 million common units to the public at a price of $37.15 per unit. After paying underwriter discounts and commissions and equity issuance fees, we received net proceeds of $283.1 million from the common equity issuance. In addition, Williams contributed $6.1 million to maintain its 2% general partner interest. Using these proceeds, we repaid $289.0 million on the loan, resulting in an outstanding balance of $411.0 million at September 30, 2002.

         Our obligations under this short-term loan are unsecured. This indebtedness ranks equally with all of our outstanding unsecured and non-subordinated debt. We may prepay this short-term loan at any time, in whole or in part, without penalty. Our operating partnership is not a borrower under this credit agreement.

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

         The credit agreement also contains a covenant requiring Williams Pipe Line to maintain EBITDA (as defined in the credit agreement) of at least $20.0 million for each fiscal quarter. Management believes that we are in compliance with all of these covenants. If this short-term loss is repaid after November 15, 2002, the partnership will incur additional debt placement fees of approximately $4.1 million.


         On October 31, 2002, Williams Pipe Line entered into a private placement debt agreement, effective October 1, 2002, with a group of financial institutions for up to $200.0 million aggregate principal amount of Floating Rate Series A Senior Secured Notes and up to $340.0 million aggregate principal amount of Fixed Rate Series B Senior Secured Notes. The maturity date of both notes is October 7, 2007. Two borrowings will occur in relation to these notes. The first borrowing will be for $420.0 million, allocated pro rata between the Series A notes and Series B notes, and will be used to repay Williams Pipe Line's existing short-term note and related debt placement fees. The second borrowing will be allocated pro rata between the Series A notes and Series B notes and will be for either: (i) $120.0 million if the Tesoro pipeline acquisition is consummated (See Note 3 - Acquisitions), or (ii) $60.0 million to be used primarily for repayment of our other debt. The Floating Rate Series A Senior Secured Notes will carry an interest rate equal to the six-month Eurodollar Rate plus (i) 4.25% or (ii) an amount necessary to equal the rate on the Series B note borrowings on a swap-equivalent basis, whichever is greater. The Fixed Rate Series B Senior Secured Notes will carry an interest rate of 7.67% on the first borrowing and a rate equal to the five year U.S. Treasury Bond plus 4.70% on the second borrowing. Debt placement fees associated with these notes are expected to be $12.1 million, which will be amortized over the life of the notes. Payment of interest and repayment of the principal is guaranteed by Williams Energy Partners. As part of this agreement, we also agreed that we will not redeem or retire the Partnership's Class B units held by Williams or any of its affiliates except with the proceeds from our equity issuances. Our ability to secure new financing and the cost of future debt could be influenced by Williams' financial position.

         Debt-to-Total Capitalization - The ratio of debt-to-total capitalization is a measure frequently used by the financial community to assess the reasonableness of a company's debt levels compared to total capitalization, calculated by summing total debt and total equity. Based on the figures shown in our balance sheet, debt-to-total capitalization appears to be 57%. Since accounting rules require that the acquisition of Williams Pipe Line be recorded at historical book value due to the affiliate nature of the transaction, the $415.1 million difference between the purchase price and book value was recorded as a decrease to the General Partner's capital account, thus lowering the equity component. If the pipeline had been purchased from a third party, the asset would have been recorded at market value, resulting in a debt to total capitalization of 40%. Management has indicated that it is targeting a debt-to-total capitalization of approximately 40%.


NEW ACCOUNTING PRONOUNCEMENTS

         In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13 and Technical Corrections." The provisions of SFAS No. 145 regarding the rescission of Statement 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item should be reclassified. Certain provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement will be effective for financial statements issued on or after May 15, 2002. We plan to adopt this standard in January 2003, and it is not expected to have a material impact on our results of operations or financial position.

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

         In June 2002, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as a part of the related long-lived asset and allocated to expense over the useful life of the asset. We will adopt the new rules on asset retirement obligations on January 1, 2003. Application of the new rules is not expected to have a material impact on our results of operations or financial position. The estimated obligations will consider current factors such as expected future inflation rates, current costs of borrowing, estimated retirement dates and estimated expected costs of required retirement activities. Retirement obligations have not been estimated for pipeline transmission and terminal assets because their remaining life is not currently determinable.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes accounting and reporting standards for business combinations and requires all business combinations to be accounted for by the purchase method. The Statement is effective for all business combinations for which the date of acquisition is July 1, 2001 or later. SFAS No. 142 addresses accounting and reporting standards for goodwill and other intangible assets. Under this Statement, goodwill and intangible assets with indefinite useful lives will no longer be amortized but will be tested annually for impairment. The Statement becomes effective for all fiscal years beginning after December 15, 2001. We have applied the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002. Based on the amount of goodwill recorded as of December 31, 2001, application of the non-amortization provision of the Statement resulted in a decrease to amortization expense in the first nine months of 2002 of approximately $0.6 million.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk. Debt we incur under our credit facility and the Williams Pipe Line short-term loan bear variable interest based on the Eurodollar rate. If the Eurodollar rate changed by 0.125%, our annual debt coverage obligations associated with the $148.0 million of outstanding borrowings under the credit facility at September 30, 2002 and the $411.0 million of outstanding borrowings under the Williams Pipe Line short-term loan would change by approximately $0.7 million.


ITEM 4. CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as defined in rule 13a-14(c) of the Securities Exchange Act) was performed within the 90 days prior to the filing date of this report. This evaluation was performed under the supervision and with the participation of the Partnership's management, including the General Partner's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and practices are effective.

         A self-evaluation of the Partnership's internal controls was performed during October 2002. The Partnership concluded that there were no significant deficiencies or material weaknesses in its internal controls. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the certifying officers' most recent evaluation.


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

         o Mergers among our customers and competitors could result in lower volumes being shipped on our pipelines and/or demand for product storage and terminal services at our terminal facilities;

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

         o Loss of Williams Energy Marketing & Trading Company or Williams Refining & Marketing, L.L.C. as customers;

         o Loss of one or more of our three customers on our ammonia pipeline system: in particular, the loss of volumes from Farmland Industries, which filed for Chapter 11 bankruptcy protection on May 31, 2002;

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

         o The occurrence of an operational hazard, act of terrorism or unforeseen interruption for which we are not adequately insured;

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

         No other material litigation or claims were filed against the Partnership during the three months ended September 30, 2002, and there have been no material changes in legal proceedings previously disclosed.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               Exhibit 10.1 -  SERVICES AGREEMENT dated September 30, 2002
               Exhibit 10.2 -  THIRD AMENDMENT TO OMNIBUS AGREEMENT dated
                                  September 30, 2002
               Exhibit 10.3 -  SECOND AMENDED AND RESTATED AGREEMENT OF LIMITED
                                  PARTNERSHIP OF WILLIAMS ENERGY PARTNERS L.P.
                                  dated September 30, 2002
               Exhibit 10.4 -  THIRD AMENDED AND RESTATED LIMITED LIABILITY
                                  COMPANY AGREEMENT OF WILLIAMS GP LLC dated
                                  September 30, 2002
               Exhibit 10.5 -  FIRST AMENDMENT TO CREDIT AGREEMENT dated
                                  October 9, 2002
               Exhibit 10.6 -  NOTE PURCHASE AGREEMENT dated October 31, 2002
               Exhibit 10.7 -  SECURITY AGREEMENT dated October 31, 2002
               Exhibit 10.8 -  COLLATERAL AGENCY AGREEMENT dated October 31,
                                  2002

         (b)   Reports on Form 8-K:

                    On November 4, 2002, the Partnership reported on Form 8-K, that while it is continuing its acquisition efforts with Tesoro Refining & Marketing Company ("Tesoro") and discussions with the Federal Trade Commission, Tesoro has the right to enter into discussions with other potential buyers of its petroleum products pipeline.

                   On October 29, 2002, the Partnership reported on Form 8-K, its earnings for the three and nine months ended September 30, 2002 and 2001.

                   On October 23, 2002, the Partnership announced that it had extended the maturity of its short-term loan associated with the acquisition of Williams Pipe Line to November 27, 2002, and is negotiating long-term debt financing to retire the short-term loan within the timeframe of the extension.

                  On August 26, 2002, the Partnership reported on Form 8-K, an agreement to acquire a refined petroleum products pipeline from Tesoro Refining & Marketing Company for $110 million.

                  On August 14, 2002, the Partnership submitted on Form 8-K, voluntary filings by the chief executive officer and the chief financial officer of Williams GP LLC, the general partner of the Partnership, complying with the Securities and Exchange Commission's file No. 4-460 Order requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities and Exchange Act of 1934.

                  On August 14, 2002, the Partnership submitted on Form 8-K, the certification of the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 by the chief executive officer and the chief financial officer of Williams GP LLC, the general partner of the Partnership, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  On July 31, 2002, the Partnership reported on Form 8-K, its earnings for the three and six months ended June 30, 2002 and 2001.

                  On July 25, 2002, the Partnership reported on Form 8-K, that it had held a conference call with analysts on July 23, 2002 to discuss the news announced on July 22, 2002, by Williams, the owner of the Partnership's General Partner.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 14, 2002.


                                        WILLIAMS ENERGY PARTNERS L.P.

                                        By: Williams GP LLC
                                            its General Partner




                                        /s/ John D. Chandler
                                        -------------------------------------
                                        John D. Chandler
                                        Chief Financial Officer
                                        and Treasurer (Principal Accounting and
                                        Financial Officer)

                                 CERTIFICATIONS

I, Don R. Wellendorf, President and Chief Executive Officer of Williams GP LLC, the General Partner of Williams Energy Partners L.P. (the "Partnership"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Williams Energy Partners L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including it consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or other persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including ay corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


                                                  /s/ Don R. Wellendorf
                                                  ---------------------
                                                  Don R. Wellendorf,
                                                  Chief Executive Officer,
                                                  Williams GP LLC

I, John D. Chandler, Chief Financial Officer of WEG GP LLC, the General Partner of Williams Energy Partners L.P. (the "Partnership"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Williams Energy Partners L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including it consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or other persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including ay corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002


                                                  /s/ John D. Chandler
                                                  --------------------
                                                  John D. Chandler,
                                                  Chief Financial Officer,
                                                  Williams GP LLC

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

   10.1        SERVICES AGREEMENT dated September 30, 2002

   10.2        THIRD AMENDMENT TO OMNIBUS AGREEMENT dated September 30, 2002

   10.3        SECOND AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP OF
               WILLIAMS ENERGY PARTNERS L.P. dated September 30, 2002

   10.4        THIRD AMENDED AND RESTATED LIMITED LIABILITY COMPANY AGREEMENT OF
               WILLIAMS GP LLC dated September 30, 2002

   10.5        FIRST AMENDMENT TO CREDIT AGREEMENT dated October 9, 2002

   10.6        NOTE PURCHASE AGREEMENT dated October 31, 2002

   10.7        SECURITY AGREEMENT dated October 31, 2002

   10.8        COLLATERAL AGENCY AGREEMENT dated October 31, 2002
