Form 10-Q
period 2003-03-31
WILLIAMS ENERGY PARTNERS L P
filed 2003-05-14
CIK 1126975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No.: 1-16335

Williams Energy Partners L.P.

(Exact name of registrant as specified in its charter)

Delaware	73-1599053
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Williams Center, P.O. Box 22186, Tulsa, Oklahoma 74121-2186

(Address of principal executive offices and zip code)

877-934-6571

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒ No  ☐

As of May 12, 2003, there were outstanding 13,679,694 common units, 7,830,924 Class B units and 5,679,694 subordinated units.

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2002	2003
Transportation and terminals revenues:
Third party	$72,753	$79,463
Affiliate	7,569	8,251
Product sales revenues:
Third party	6,625	31,948
Affiliate	15,491	53
Affiliate management fee revenues	210	—

Total revenues	102,648	119,715
Costs and expenses:
Operating	32,196	33,751
Environmental	870	1,797
Environmental indemnified by Williams	—	(1,186)
Product purchases	18,409	27,426
Depreciation and amortization	8,964	9,379
Affiliate general and administrative	13,457	10,438

Total costs and expenses	73,896	81,605

Operating profit	28,752	38,110
Interest expense:
Affiliate interest expense	407	—
Other interest expense	906	9,031
Interest income	(550)	(526)
Other (income)/expense	(953)	547

Income before income taxes	28,942	29,058
Provision for income taxes	7,816	—

Net income	$21,126	$29,058

Allocation of net income:
Portion applicable to period after April 11, 2002 as it relates to the operations of Williams Pipe Line:
Limited partners’ interest	$8,265	$27,008
General partner’s interest	242	2,050

Portion applicable to partners’ interests	8,507	29,058
Portion applicable to non-partnership interests	12,619	—

Net income	$21,126	$29,058

Basic net income per limited partner unit	$0.73	$0.99

Weighted average number of limited partner units outstanding used for basic net income per unit calculation	11,359	27,190

Diluted net income per limited partner unit	$0.72	$0.99

Weighted average number of limited partner units outstanding used for diluted net income per unit calculation	11,407	27,318

See accompanying notes.

WILLIAMS ENERGY PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2002	March 31, 2003
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,151	$93,409
Accounts receivable (less allowance for doubtful accounts of $658 and $457 at March 31, 2003 and December 31, 2002, respectively)	23,262	24,452
Other accounts receivable	1,395	3,178
Affiliate accounts receivable	15,608	17,121
Inventory	5,224	4,912
Other current assets	4,584	3,366

Total current assets	125,224	146,438
Property, plant and equipment, at cost	1,334,527	1,338,591
Less: accumulated depreciation	401,396	410,523

Net property, plant and equipment	933,131	928,068
Goodwill (less accumulated amortization of $141 at March 31, 2003 and December 31, 2002)	22,295	22,295
Other intangibles (less accumulated amortization of $360 and $297 at March 31, 2003 and December 31, 2002, respectively)	2,432	2,368
Long-term affiliate receivables	11,656	11,610
Long-term receivables	9,268	9,311
Other noncurrent assets	12,355	12,459

Total assets	$1,116,361	$1,132,549

LIABILITIES & PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$16,967	$9,697
Affiliate accounts payable	11,510	21,790
Cash overdraft	1,967	2,304
Accrued affiliate payroll and benefits	4,921	5,758
Accrued taxes other than income	13,697	12,143
Accrued interest payable	67	2,142
Accrued environmental liabilities	10,359	11,811
Deferred revenue	11,550	10,375
Accrued product purchases	2,925	7,873
Accrued casualty losses	655	221
Other current liabilities	3,278	2,803
Long-term debt due within one year	—	90,000

Total current liabilities	77,896	176,917
Long-term debt	570,000	480,000
Long-term affiliate payable	4,293	397
Other deferred liabilities	488	204
Environmental liabilities	11,927	10,991
Commitments and contingencies
Partners’ capital:
Partners’ capital	452,728	464,961
Accumulated other comprehensive loss	(971)	(921)

	451,757	464,040

Total liabilities and partners’ capital	$1,116,361	$1,132,549

See accompanying notes.

WILLIAMS ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2002	2003
Operating Activities:
Net income	$21,126	$29,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,964	9,379
Deferred income taxes	1,135	—
Debt issuance costs amortization	95	545
Deferred compensation expense	1,550	983
(Gain)/loss on sale of assets	(1,017)	242
Changes in components of operating assets and liabilities:
Accounts receivable and other accounts receivable	(1,308)	(2,973)
Affiliate accounts receivable	1,443	(1,513)
Inventories	4,982	312
Accounts payable	(3,213)	(7,270)
Affiliate accounts payable	8,476	9,394
Accrued income taxes due affiliate	2,639	—
Accrued affiliate payroll and benefits	(2,440)	837
Accrued taxes other than income	90	(1,554)
Accrued interest payable	(108)	2,075
Current and noncurrent environmental liabilities	(150)	516
Other current and noncurrent assets and liabilities	(4,862)	105

Net cash provided by operating activities	37,402	40,136

Investing Activities:
Additions to property, plant and equipment	(9,110)	(4,531)
Purchase of business	(8,854)	—
Proceeds from sale of assets	1,041	37

Net cash used by investing activities	(16,923)	(4,494)

Financing Activities:
Distributions paid	(6,861)	(21,034)
Borrowings under credit facility	8,500	—
Capital contributions by affiliate	1,975	3,912
Payment on affiliate note payable	(29,780)	—
Other	—	(262)

Net cash used by financing activities	(26,166)	(17,384)

Change in cash and cash equivalents	(5,687)	18,258
Cash and cash equivalents at beginning of period	13,837	75,151

Cash and cash equivalents at end of period	$8,150	$93,409

See accompanying notes.

WILLIAMS ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

In the opinion of management, the accompanying financial statements of Williams Energy Partners L.P. (the “Partnership”), which are unaudited except for the Balance Sheet as of December 31, 2002, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly the Partnership’s financial position as of March 31, 2003 and the results of operations for the three month period ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

The historical results for Williams Pipe Line Company, LLC (“Williams Pipe Line”) included income and expenses and assets and liabilities that were conveyed to and assumed by an affiliate of Williams Pipe Line prior to the Partnership’s acquisition of it. The assets principally included Williams Pipe Line’s interest in and agreements related to Longhorn Partners Pipeline (“Longhorn”), an inactive refinery site at Augusta, Kansas, a pipeline construction project and the ATLAS 2000 software system. The liabilities principally included the environmental liabilities associated with the inactive refinery site in Augusta, Kansas and current and deferred income taxes and affiliate note payable. The current and deferred income taxes and the affiliate note payable were contributed to the Partnership in the form of a capital contribution by an affiliate of The Williams Companies, Inc. (“Williams”). The income and expenses associated with Longhorn have not been included in the financial results of the Partnership since the acquisition of Williams Pipe Line by the Partnership in April 2002. Also, as agreed between the Partnership and Williams, revenues from Williams Pipe Line’s blending operations, other than an annual blending fee of approximately $3.6 million, have not been included in the financial results of the Partnership since April 2002. In addition, general and administrative expenses related to the Williams Pipe Line system for which the Partnership has been reimbursing its General Partner, WEG GP LLC (the “General Partner”), were limited to $30.7 million on an annual basis, which was increased to $31.0 million on February 1, 2003 when Williams Pipe Line began operating the Rio Grande Pipeline.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain previously reported amounts have been classified differently to conform to the current period presentation. Net income and total assets were not affected by these reclassifications.

2. Organization

Williams Energy Partners L.P. is a Delaware limited partnership that was formed in August 2000, to own, operate and acquire a diversified portfolio of complementary energy assets. At the time of the Partnership’s initial public offering in February 2001, the Partnership owned petroleum products terminals and an ammonia pipeline system.

On April 11, 2002, the Partnership acquired all of the membership interests of Williams Pipe Line for approximately $1.0 billion (see Note 3 – Acquisitions). Because Williams Pipe Line was an affiliate of the Partnership at the time of the acquisition, the transaction was between entities under common control and, as such, has been accounted for similarly to a pooling of interests. Accordingly, the consolidated financial statements and notes of the Partnership have been restated to reflect the combined historical results of operations, financial position and cash flows of Williams Energy Partners and Williams Pipe Line throughout the periods presented. Williams Pipe Line’s operations are presented as a separate operating segment of the Partnership (see Note 4 – Segment Disclosures).

On April 11, 2002, the Partnership issued 7,830,924 Class B units representing limited partner interests to Williams GP LLC. The securities, valued at $304.4 million and along with $6.2 million of additional

General Partner equity interests were issued as partial payment for the acquisition of Williams Pipe Line (See Note 3 – Acquisitions). According to the provisions in the Williams Pipe Line private placement debt agreement dated November 15, 2002, the Partnership can redeem the Class B units only with proceeds from an equity offering. When the Class B units are redeemed, the price will be based on the 20-day average closing price of the common units prior to the redemption date. If the Class B units are not redeemed by April 11, 2003, then upon the request of the holder of the Class B units and approval of the holders of a majority of the common units voting at a meeting of the unitholders, the Class B units will convert into common units. If the approval of the conversion by the common unitholders is not obtained within 120 days of this request, the holder of the Class B units will be entitled to receive distributions with respect to its Class B units, on a per unit basis, equal to 115% of the amount of distributions paid on a common unit.

In May 2002, the Partnership issued 8 million common units representing limited partner interests in the Partnership at a price of $37.15 per unit for total proceeds of $297.2 million. Associated with this offering, Williams contributed $6.1 million to the Partnership to maintain its 2% General Partner interest. A portion of the total proceeds was used to pay underwriting discounts and commissions of $12.6 million. Legal, professional fees and costs associated with this offering were approximately $1.7 million. The remaining cash proceeds of $289.0 million were used to partially repay the $700.0 million short-term note assumed by the Partnership to help finance the Williams Pipe Line acquisition (see Note 7 – Debt).

3. Acquisitions

On April 11, 2002, the Partnership acquired all of the membership interests of Williams Pipe Line from Williams Energy Services, LLC (“WES”) for approximately $1.0 billion. The Partnership remitted to WES consideration in the amount of $674.4 million and WES retained $15.0 million of Williams Pipe Line’s receivables. The $310.6 million balance of the consideration consisted of $304.4 million of Class B units representing limited partner interests in the Partnership issued to Williams GP LLC and affiliates of WES and Williams’ contribution to the Partnership of $6.2 million to maintain its 2% General Partner interest. The Partnership borrowed $700.0 million from a group of financial institutions, paid WES $674.4 million and used $10.6 million of the borrowed funds to pay debt fees and other transaction costs. The Partnership retained $15.0 million to meet working capital needs.

Because Williams Pipe Line was an affiliate of the Partnership at the time of the acquisition, the transaction was between entities under common control. As such, generally accepted accounting principles required that Williams Pipe Line’s assets and liabilities be recorded on the Partnership’s consolidated financial statements at their historical values, despite their having been acquired at market value. As a result, the General Partner’s capital account was decreased by $474.5 million, which equaled the difference between the historical and market values of Williams Pipe Line. The effect of this treatment on the Partnership’s overall capital balance resulted in a debt-to-total capitalization ratio on March 31, 2003 of 54.5%.

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

	Three Months Ended March 31, 2003
	Williams Pipe Line	Petroleum Products Terminals	Ammonia Pipeline System	Total
	(in thousands)
Revenues:
Third party customers	$90,619	$19,181	$1,611	$111,411
Affiliate customers	3,249	5,055	—	8,304

Total revenues	93,868	24,236	1,611	119,715
Operating expenses	24,542	8,069	1,140	33,751
Environmental	1,797	—	—	1,797
Environmental indemnified by Williams	(1,099)	—	(87)	(1,186)
Product purchases	27,426	—	—	27,426
Depreciation and amortization	5,644	2,928	807	9,379
Affiliate general and administrative expenses	8,340	1,887	211	10,438

Segment profit (loss)	$27,218	$11,352	$(460)	$38,110

	Three Months Ended March 31, 2002
	Williams Pipe Line	Petroleum Products Terminals	Ammonia Pipeline System	Total
	(in thousands)
Revenues:
Third party customers	$59,457	$15,546	$4,375	$79,378
Affiliate customers	18,969	4,301	—	23,270

Total revenues	78,426	19,847	4,375	102,648
Operating expenses	23,639	7,412	1,145	32,196
Environmental	870	—	—	870
Product purchases	18,409	—	—	18,409
Depreciation and amortization	6,056	2,744	164	8,964
Affiliate general and administrative expenses	10,229	2,677	551	13,457

Segment profit	$19,223	$7,014	$2,515	$28,752

5. Related Party Transactions

The Partnership has entered into agreements with various Williams subsidiaries. The Partnership has several agreements with Williams Energy Marketing & Trading, which provide for: (i) capacity utilization rights to substantially all of the capacity of the Gibson, Louisiana marine terminal facility, (ii) the lease of the Carthage, Missouri propane storage cavern, iii) throughput and deficiency agreements for product movements through a third-party capacity lease and (iv) access and utilization of storage on the Williams Pipe Line system. Williams Pipe Line has entered into pipeline lease agreements and tank storage agreements with Mid-America Pipeline Company and Williams Bio-Energy, LLC (“Williams Bio-Energy”), respectively. Williams Bio-Energy is an affiliate entity and Mid-America Pipeline Company was an affiliate entity until August 1, 2002, when it was sold to Enterprise Products Partners L.P. The Partnership also has a leased storage contract with Williams Bio-Energy at its Galena Park, Texas marine terminal facility and an agreement with Williams Refining & Marketing for the access and utilization of the inland terminals.

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

	Three Months Ended March 31,
	2002	2003
Williams 100%-Owned Affiliates:
Williams Energy Marketing & Trading	$18,393	$5,324
Midstream Marketing & Risk Management	—	204
Williams Refining & Marketing	3,587	306
Williams Bio-Energy	893	1,359
Williams Petroleum Services	112	1,111
Other	75	—
Williams Partially-Owned Affiliates:
Longhorn Pipeline Partners	210	—

Total	$23,270	$8,304

Beginning with the closing date of the initial public offering, the General Partner, through provisions included in the Omnibus Agreement, has limited the amount of general and administrative costs charged to the Partnership for the petroleum products terminals and ammonia pipeline system operations. In addition, beginning with the acquisition of Williams Pipe Line, the General Partner has limited the amount of general and administrative expense charged to the Partnership for these operations. The additional general and administrative costs incurred, but not charged to the Partnership, totaled $3.3 million and $2.8 million for the three months ended March 31, 2003 and 2002, respectively.

6. Inventories

Inventories at March 31, 2003 and December 31, 2002 were as follows (in thousands):

	December 31, 2002	March 31, 2003
Refined petroleum products	$3,863	$3,807
Additives	897	597
Other	464	508

Total inventories	$5,224	$4,912

7. Debt

As of March 31, 2003, the Partnership had a $175.0 million bank credit facility with $90.0 million borrowed under that facility and $85.0 million of additional borrowing capacity. The credit facility is comprised of a $90.0 million term loan facility and an $85.0 million revolving credit facility, which includes a $73.0 million acquisition sub-facility and a $12.0 million working capital sub-facility. The credit facility’s term extends through February 5, 2004, with all amounts due at that time. As a result, the entire $90.0 million outstanding under this facility is classified as current at March 31, 2003. Borrowings under the credit facility carry an interest rate equal to the Eurodollar rate plus a spread from 1.0% to 1.5%, depending on the leverage ratio of Williams OLP, L.P. (“OLP”), a subsidiary of the Partnership. Interest is also assessed on the unused portion of the credit facility at a rate from 0.2% to 0.4%, depending on the OLP’s leverage ratio. The OLP’s leverage ratio is defined as the ratio of consolidated total debt to consolidated earnings before interest, income taxes, depreciation and amortization for the period of the four fiscal quarters ending on such date. Debt placement fees associated with the initiation of the credit facility were $0.9 million, which are being amortized over the life of the facility. The weighted average interest rate on the credit facility was 2.5% and 3.4% on March 31, 2003 and 2002, respectively.

In April 2002, the Partnership borrowed $700.0 million from a group of financial institutions. This short-term loan was used to help finance the Partnership’s acquisition of Williams Pipe Line. During the second quarter of 2002, the Partnership repaid $289.0 million of the short-term loan with net proceeds from an equity offering. Debt placement fees associated with this borrowing were $7.1 million and were amortized over the six-month life of the short-term loan. In October 2002, the Partnership negotiated an extension to the maturity of this short-term loan from October 8, 2002, to November 27, 2002. The Partnership paid additional fees of approximately $2.1 million associated with this maturity date extension.

During September 2002, in anticipation of a new debt placement to replace the short-term loan used to acquire Williams Pipe Line, the Partnership entered into an interest rate hedge. The effect of this interest rate hedge was to set the coupon rate on a portion of the fixed-rate debt at 7.75% prior to actual execution of the debt agreement. The loss on the hedge, approximately $1.0 million, was recorded in accumulated other comprehensive loss and is being amortized over the five-year life of the fixed-rate debt.

During October 2002, Williams Pipe Line entered into a private placement debt agreement with a group of financial institutions for up to $200.0 million aggregate principal amount of Floating Rate Series A-1 and Series A-2 Senior Secured Notes and up to $340.0 million aggregate principal amount of Fixed Rate Series B-1 and Series B-2 Senior Secured Notes. Both notes are secured with the Partnership’s membership interest in and assets of Williams Pipe Line. The maturity date of both notes is October 7, 2007; however, Williams Pipe Line will be required on each of October 7, 2005 and October 7, 2006 to repay 5% of the then outstanding principal amount of the Senior Secured Notes.

Two borrowings have occurred in relation to these notes. The first borrowing was completed in November 2002 and was for $420.0 million, of which $156.0 million was borrowed under the Series A-1 notes and $264.0 million under the Series B-1 notes. The proceeds from this initial borrowing were used to repay Williams Pipe Line’s $411.0 million short-term loan and pay related debt placement fees. The second borrowing was completed in December 2002 for $60.0 million, of which $22.0 million was borrowed under the Series A-2 notes and $38.0 million under the Series B-2 notes. Of the proceeds from this second borrowing, $58.0 million was used to repay the acquisition sub-facility of OLP and $2.0 million was used for general corporate purposes. The Series A-1 and Series A-2 notes bear interest at a rate equal to the six month Eurodollar Rate plus 4.25%. The rate on the Series A-1 and Series A-2 notes was 5.7% at March 31, 2003. The Series B-1 notes bear interest at a fixed rate of 7.7%, while the Series B-2 notes bear interest at a fixed rate of 7.9%. The weighted-average rate for the Williams Pipe Line Senior Secured Notes at March 31, 2003 was 7.0%. Debt placement fees associated with these notes were $10.5 million, and are being amortized over the life of the notes. Payment of interest and repayment of the principal is guaranteed by the Partnership.

8. Commitments and Contingencies

WES has agreed to indemnify the Partnership against any covered environmental losses up to $15.0 million relating to assets it contributed to the Partnership at the time of the initial public offering that arose prior to February 9, 2001, that become known by February 9, 2004, and that exceed all amounts recovered or recoverable by the Partnership under contractual indemnities from third parties or under any applicable insurance policies. Covered environmental losses are those non-contingent terminal and ammonia system environmental losses, costs, damages and expenses suffered or incurred by the Partnership arising from correction of violations of, or performance of remediation required by, environmental laws in effect at February 9, 2001, due to events and conditions associated with the operation of the assets and occurring before February 9, 2001. Reimbursements from Williams relative to its environmental indemnities are received as remediation is performed.

In connection with the acquisition of Williams Pipe Line, WES agreed to indemnify the Partnership for any breaches of representations or warranties that result in losses and damages up to $110.0 million after the payment of a $2.0 million deductible. With respect to any amount exceeding $110.0 million, WES will be responsible for one-half of that amount up to $140.0 million. In no event will WES’ liability under this indemnity exceed $125.0 million. This indemnification obligation will survive for one year, except that those obligations relating to employees and employee benefits will survive for the applicable statute of limitations and those obligations relating to real property, including title to WES’ assets, will survive for ten years. This indemnity also provides that the Partnership will be indemnified for an unlimited amount of losses and damages related to tax liabilities. In addition, any losses and damages related to environmental liabilities caused by events that occurred prior to the acquisition will be subject only to a $2.0 million deductible, which was met during 2002, for claims made within six years of the Partnership’s acquisition of Williams Pipe Line in April 2002. Covered environmental losses include those losses arising from the correction of violations of, or performance of remediation required by, environmental laws in effect at April 11, 2002. Williams has provided a performance guarantee for the remaining amount of this environmental indemnification.

Estimated liabilities for environmental costs were $22.8 million and $22.3 million at March 31, 2003 and December 31, 2002, respectively. These estimates, provided on an undiscounted basis, were determined based primarily on data provided by a third-party environmental evaluation service and Williams’ internal environmental engineers. These liabilities have been classified as current or non-current based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental remediation liabilities will be paid over the next five years. Receivables from Williams or its affiliates associated with indemnified environmental costs of $24.2 million and $22.9 million at March 31, 2003 and December 31, 2002, respectively, have been recognized in the Consolidated Balance Sheet. Reimbursements from Williams and its affiliates relative to their environmental indemnities are received as remediation work is performed.

In conjunction with the 1999 acquisition of the Gulf Coast marine terminals from Amerada Hess Corporation (“Hess”), Hess has disclosed to the Partnership all suits, actions, claims, arbitrations, administrative, governmental investigation or other legal proceedings pending or threatened, against or related to the assets acquired by the Partnership, which arise under environmental law. In the event that any pre-acquisition releases of hazardous substances at the Partnership’s Corpus Christi and Galena Park, Texas and Marrero, Louisiana marine terminal facilities were unknown at closing but subsequently identified by the Partnership prior to July 30, 2004, the Partnership will be liable for the first $2.5 million of environmental liabilities, Hess will be liable for the next $12.5 million of losses and the Partnership will assume responsibility for any losses in excess of $15.0 million subject to Williams’ indemnities to the Partnership. Also, Hess agreed to indemnify the Partnership through July 30, 2014, against all known and required environmental remediation costs at the Corpus Christi and Galena Park, Texas marine terminal facilities from any matters related to pre-acquisition actions. Hess has indemnified the Partnership for a variety of pre-acquisition fines and claims that may be imposed or asserted against the Partnership under certain environmental laws.

During 2001, the Partnership recorded an environmental liability of $2.3 million at its New Haven and Hamden, Connecticut facilities, which were acquired in September 2000. This liability was based on third-party environmental engineering estimates completed as part of a Phase II environmental assessment, routinely required by the State of Connecticut to be conducted by the purchaser following the acquisition of a petroleum storage facility. The Partnership completed Phase III environmental assessments at the New Haven facilities, and a Phase II was conducted at the Hamden facility during 2002. During the first quarter of 2003, a Risk Management Plan was prepared for each of the facilities, which set the groundwork for potential remediation strategies. Remediation activities are currently being conducted and will continue at each of the facilities. More extensive remediation systems are being evaluated, and will be installed in the fourth quarter of 2003. The environmental liabilities at the Connecticut facilities are not expected to change materially once the evaluation of the assessment is completed. The seller of these assets agreed to indemnify the Partnership for certain of these environmental liabilities. In addition, the Partnership purchased insurance for up to $25.0 million of environmental liabilities associated with these assets, which carries a deductible of $0.3 million. Any environmental liabilities at this location not covered by the seller’s indemnity and not covered by insurance are covered by the WES environmental indemnifications to the Partnership, subject to the $15.0 million limitation.

During 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act, preliminarily determined that Williams may have systemic problems with petroleum discharges from pipeline operations. The inquiry primarily focused on Williams Pipe Line, which was subsequently acquired by the Partnership. The response to the EPA’s information request was submitted during November 2001. The EPA has recently informed us that they have initiated a review of the response we submitted in 2001. Any claims the EPA may assert relative to this inquiry would be covered by the Partnership’s environmental indemnifications from Williams.

Williams Natural Gas Liquids, Inc. (“WNGL”) agreed to indemnify the Partnership for right-of-way defects or failures in the ammonia pipeline easements for 15 years after the initial public offering closing date. WES has also indemnified the Partnership for right-of-way defects or failures associated with the marine terminal facilities at Galena Park and Corpus Christi, Texas and Marrero, Louisiana for 15 years after the initial public offering closing date.

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

9. Long-Term Incentive Plan

In February 2001, the General Partner adopted the Williams Energy Partners’ Long-Term Incentive Plan for Williams’ employees who perform services for the Partnership and directors of the General Partner. The General Partner subsequently amended and restated the Long-Term Incentive Plan in 2003. The Long-Term Incentive Plan permits the granting of various types of awards, including units, options, phantom units and bonus units but to-date only phantom units have been granted. The Long-Term Incentive Plan allows the grant of awards up to an aggregate of 700,000 common units. The Long-Term Incentive Plan is administered by the Compensation Committee of the General Partner’s Board of Directors. In addition to units, members of the General Partner’s Board of Directors may receive phantom units as compensation for their director fees. Members of the General Partner’s Board of Directors received 82 units and 75 phantom units in the first quarter of 2003 and 665 units in the first quarter of 2002 as partial compensation for their services as board members.

In April 2001, the General Partner issued grants of 92,500 phantom units to certain key employees associated with the Partnership’s initial public offering in February 2001. These awards allowed for early vesting if established performance measures were met prior to February 9, 2004. The Partnership met all of these performance measures and all of the awards vested during 2002. Of the 92,500 units that vested, 26,317 units were deferred by the respective employees to whom these units were to be paid out. The Partnership recognized compensation expense of $1.1 million associated with these awards in the three months ended March 31, 2002.

In April 2001, the General Partner issued grants of 64,200 phantom units associated with the long-term incentive compensation program. The actual number of units that will be awarded under this grant will be determined by the Partnership in early 2004. At that time, the Partnership will assess whether certain performance criteria have been met as of the end of 2003 and determine the number of units that will be awarded, which could range from zero units up to a total of 128,400 units. These units are subject to forfeiture if employment is terminated prior to vesting. These awards do not have an early vesting feature, except for a change in control of the Partnership’s General Partner or for specific participants in the event of their death or disability. In the event of a change in control of the General Partner, these awards will vest and payout immediately at the number of units associated with achieving the highest performance level under the plan. The Partnership is expensing compensation costs associated with these awards assuming the highest level of performance will be achieved; accordingly, the Partnership recognized $0.8 million and $0.4 million of compensation expense in the three months ended March 31, 2003 and 2002, respectively. The fair market value of the phantom units associated with this grant was $4.7 million and $4.2 million on March 31, 2003 and December 31, 2002, respectively, which is calculated based on the fair market value of an equivalent number of partnership units.

During 2002, the Compensation Committee of the Board of Directors of the Partnership’s General Partner approved 22,650 phantom units associated with the 2002 long-term incentive compensation program. The actual number of units that will be awarded under this grant will be determined by the Partnership in early 2005. At that time, the Partnership will assess whether certain performance criteria have been met and determine the number of units that will be awarded, which could range from zero units up to a total of 45,300 units. These units are also subject to forfeiture if employment is terminated prior to the vesting date. These awards do not have an early vesting feature, except in the event of a change in control of the Partnership’s General Partner or for specific participants in the event of their death or disability. In the event of a change in control of the General Partner, these awards will vest and payout immediately at the number of units associated with achieving the highest performance level under the plan. The Partnership is expensing compensation costs associated with these awards assuming 22,650 units will vest; accordingly, the Partnership recorded incentive compensation expense of $0.1 million during the three months ended March 31, 2003. This plan was approved in the third quarter of 2002; therefore, no incentive compensation costs associated with this plan were recorded in the first quarter of 2002. The fair market value of the phantom units associated with this grant was $0.8 million and $0.7 million on March 31, 2003 and December 31, 2002, respectively.

In February 2003, the Compensation Committee of the Board of Directors of the Partnership’s General Partner approved 52,825 phantom units associated with the 2003 long-term incentive compensation program. The actual number of units that will be awarded under this grant will be determined by the Partnership at the end of 2003 with vesting not to occur until the end of 2005. At that time, the Partnership will assess whether certain performance criteria have been met and determine the number of units that will be awarded, which could range from zero units up to a total of 105,650 units. These units are also subject to forfeiture if employment is terminated prior to the vesting date. These awards do not have an early vesting feature, except for: (i) specific participants in the event of their death or disability, or (ii) in the event that there is a change in control of the Partnership’s General Partner and the participant is terminated for reasons other than cause within the two years following the change in control of the General Partner, in which case the awards will vest and payout immediately at the highest performance level under the plan. The Partnership is expensing compensation costs associated with these awards assuming 52,825 units will vest; accordingly, the Partnership recorded incentive compensation expense of $0.1 million during the three months ended March 31, 2003. The value of these units on March 31, 2003 was $1.9 million.

The Partnership accounts for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Partnership has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value-based method had been applied to all awards.

	Three Months Ended March 31,
	2002	2003
Reported net income	$21,126	$29,058

Stock-based employee compensation expense included in reported net income	1,550	983

Stock-based employee compensation expense determined under the fair value based method	(1,628)	(1,020)

Pro forma net income	$21,048	$29,021

Net income per limited partner unit:
— Basic – as reported	$0.73	$0.99
— Basic – pro forma	0.72	0.99
— Diluted – as reported	0.72	0.99
— Diluted – pro forma	0.72	0.99

These pro forma results may not be indicative of future results for the full fiscal year of the Partnership.

10. Distributions

Distributions paid by the Partnership during 2002 and 2003 are as follows:

Date Cash Distribution Paid		Per Unit Cash Distribution Amount	Total Cash Distribution
02/14/02		$0.5900	$ 6,861
05/15/02		$0.6125	7,162
08/14/02		$0.6750	19,222
11/14/02		$0.7000	20,128
02/14/03		$0.7250	21,034
05/15/03	(a)	$0.7500	21,941

(a) The General Partner declared this cash distribution on April 22, 2003 to be paid on May 15, 2003, to unitholders of record at the close of business on May 5, 2003.

11. Net Income Per Unit

The following table provides details of the basic and diluted net income per unit computations (in thousands, except per unit amounts):

	For The Three Months Ended March 31, 2003
	Income (Numerator)	Units (Denominator)	Per Unit Amount
Limited partners’ interest in net income	$27,008
Basic net income per limited partner unit	$27,008	27,190	$0.99
Effect of dilutive restrictive unit grants	—	128	—

Diluted net income per limited partner unit	$27,008	27,318	$0.99

	For The Three Months Ended March 31, 2002
	Income (Numerator)	Units (Denominator)	Per Unit Amount
Limited partners’ interest in net income	$8,265
Basic net income per limited partner unit	$8,265	11,359	$0.73
Effect of dilutive restrictive unit grants	—	48	(0.01)

Diluted net income per limited partner unit	$8,265	11,407	$0.72

Units reported as dilutive securities are related to phantom unit grants associated with the one-time initial public offering award and the 2001 unit awards (see Note 9 – Long-Term Incentive Plan).

12. Subsequent Events

On April 21, 2003, the Partnership announced that Williams agreed to sell its 54.6% interest in the Partnership to a new entity formed jointly by private equity firms Madison Dearborn Partners, LLC and Carlyle/Riverstone Global Energy and Power Fund II, L.P. for $512.0 million. The transaction is expected to close in the second quarter of 2003. The acquisition includes Williams’ 100% ownership interest in the Partnership’s General Partner and Williams’ 1.1 million common units, 5.7 million subordinated units and 7.8 million Class B units representing limited partner interests in the Partnership.

The sale of Williams’ interest in the Partnership’s General Partner will result in a change in control of the General Partner, which will result in all of the 2001 and 2002 long-term incentive awards vesting, at the highest performance level under the plan, on the date of the sale. Assuming the transaction closes before June 30, 2003, the Partnership estimates its equity-based incentive compensation expense will be approximately $2.5 million during the second quarter of 2003. Also, the deferred units discussed in Note 9 will be paid out at that time to the employees.

As part of this transaction, the buyer will agree to a New Omnibus Agreement, which will maintain the G&A cap but allow for a yearly escalation factor of 7% beginning in 2004. In addition, the buyer will assume a limited environmental indemnity from Williams to the Partnership for $21.9 million. Environmental costs in excess of $21.9 million are indemnified by Williams subject to the same limitations described in Note 8 – Commitments and Contingencies.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto. Williams Energy Partners L.P. is a publicly traded limited partnership created to own, operate and acquire a diversified portfolio of energy assets. We are principally engaged in the transportation, storage and distribution of refined petroleum products and ammonia. Our current asset portfolio consists of:

•	the Williams Pipe Line system;

•	five marine terminal facilities;

•	23 inland terminals (some of which are partially owned); and

•	an ammonia pipeline system.

On April 11, 2002, we acquired for approximately $1.0 billion all of the membership interests of Williams Pipe Line Company, LLC (“Williams Pipe Line”) from a wholly owned subsidiary of The Williams Companies, Inc. (“Williams”). Williams Pipe Line owns and operates the Williams Pipe Line system. Because Williams Pipe Line was an affiliate of ours at the time of the acquisition, the transaction was between entities under common control and, as such, was accounted for similar to a pooling of interest. Accordingly, our consolidated financial statements and notes have been restated to reflect the historical results of operations, financial position and cash flows of Williams Pipe Line and us on a combined basis throughout the periods presented.

The historical results for the Williams Pipe Line system include revenue and expenses and assets and liabilities that were conveyed to and assumed by an affiliate of Williams Pipe Line prior to our acquisition of it. These assets primarily include Williams Pipe Line’s interest in and agreements related to Longhorn Partners Pipeline, L.P. (“Longhorn”), an inactive refinery at Augusta, Kansas, a pipeline construction project, the ATLAS 2000 software system and the pension asset and obligations associated with the non-contributory defined-benefit pension plan that covered employees assigned to Williams Pipe Line’s operations. The results from these assets have not been included in our financial results since our acquisition of Williams Pipe Line in April 2002. In addition, revenues from Williams Pipe Line’s blending operations, other than an annual blending fee, have not been included in our financial results since April 2002. We report the Williams Pipe Line system’s operations as a separate operating segment.

RECENT DEVELOPMENTS

On April 21, 2003, Williams announced that it had agreed to sell its 54.6% interest in us to a new entity formed jointly by private equity firms Madison Dearborn Partners, LLC and Carlyle/Riverstone Global Energy and Power Fund II, L.P. The equity firms will acquire 1.1 million of our common units, 5.7 million subordinated units, 7.8 million Class B units and 100% of the ownership interest in our General Partner. The transaction is expected to close in the second quarter of 2003.

Following the close of this transaction, the following items will result due to our separation from Williams:

•	under current agreements between Williams and us, Williams bears responsibility for our general and administrative (“G&A”) costs over a specified cap, which escalates annually. As a result of the transaction, our agreements with Williams will terminate. The new owners of the General Partner will continue to provide G&A services at costs equivalent to the cap during 2003. Beginning in 2004, the cap will escalate at 7% annually, which is a higher escalation rate than applied at the beginning of 2003. The increase in the escalation is expected to increase our cash G&A cost in 2004 by approximately $1.5 million;

•	under the organizational structure of the new entity, total G&A costs, including those costs above the cap amount that will be reimbursed by WEG GP LLC (the “General Partner”), will be recorded as our expense. Under the previous structure, only the G&A costs under the cap, which reflected our actual cash cost, were recorded as our expense. Actual cash G&A costs incurred by us will continue to be limited to the G&A cap amount and the amount of costs above the cap will be recorded as a capital contribution by the General Partner. Our additional G&A expense of approximately $7 million in 2003 and $10 million in 2004 resulting from this accounting treatment will not impact distributable cash generated per unit or earnings per unit for the limited partners as the costs above the cap will be allocated entirely to the General Partner;

•	the new entity will also recognize a liability for paid-time-off benefits, previously recorded by Williams. As a result, assuming the transaction closes before June 30, 2003, we estimate we will record a one-time expense of approximately $5 million in the second quarter of 2003 to establish this liability. This non-cash expense will not impact distributable cash generated per unit;

•	over the remainder of 2003, we expect to incur one-time cash transition costs of approximately $5 million associated with our separation from Williams. These costs will be funded out of our current cash balance; and

•	the environmental indemnifications from Williams associated with known environmental liabilities as of March 31, 2003, will be assumed by the buyer. Therefore, after the close of the transaction, the $21.9 million environmental liability currently shown on our financials as indemnified by Williams, will then be indemnified by the buyer for these items instead of Williams. For any future environmental liabilities and environmental capital expenditures that qualify for reimbursement under the indemnifications, we will seek reimbursement from Williams.

Because the transaction involves a change in ownership of more than 50% of the partnership in one year:

•	federal tax laws require a modification to our 2003 taxable income. For 2003, we estimate the amount of taxable income will be approximately 75% of the cash distributed. We estimate the taxable income for the three-year period of 2004-2006 will average less than 20% of cash distributions; and

•	approximately 174,000 units issued under the 2001 and 2002 equity-based incentive compensation plans will vest, resulting in total equity-based incentive compensation expense of approximately $3.8 million for 2003, of which approximately $2.5 million will be recognized in the second quarter of 2003. Vesting of the units will not impact distributable cash generated per unit.

Beginning in 2003, we will begin to conduct annual unitholder meetings, at which time a class of our General Partner’s directors will be elected. Our partnership agreement indicates this annual meeting will be held on the second Wednesday in May unless changed by our General Partner. Based on the timing of Williams’ sale of its interest in us, our General Partner has changed the meeting date to be held after the transaction closes. Once the meeting date has been established, we will notify our unitholders of the meeting specifics.

On April 22, 2003, our General Partner declared a quarterly cash distribution of $0.75 per unit for the period of January 1 through March 31, 2003. The first-quarter distribution represents a 3% increase over the fourth-quarter 2002 distribution and a 43% increase since our initial public offering in February 2001. The distribution will be paid on May 15, 2003 to unitholders of record at the close of business on May 5, 2003.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

	Three Months Ended March 31,
	2002	2003
Financial Highlights (in millions)
Revenues:
Williams Pipe Line system transportation and related activities	$56.6	$64.7
Petroleum products terminals	19.3	21.4
Ammonia pipeline system	4.4	1.6

Revenues excluding product sales and management fee revenues	80.3	87.7
Product sales and management fee revenues	22.3	32.0

Total revenues	102.6	119.7
Operating expenses including environmental expenses net of indemnifications from Williams:
Williams Pipe Line system transportation and related activities	24.5	25.2
Petroleum products terminal	7.4	8.1
Ammonia pipeline system	1.1	1.1

Operating expenses excluding product purchases	33.0	34.4
Williams Pipe Line system product purchases	18.4	27.4

Total operating expenses	51.4	61.8
Depreciation and amortization	9.0	9.4
Affiliate general and administrative expenses	13.4	10.4

Operating profit	$28.8	$38.1

Operating Statistics
Williams Pipe Line system:
Transportation revenue per barrel shipped (cents per barrel)	88.4	98.0
Transportation barrels shipped (million barrels)	52.1	52.7
Barrel miles (billions)	14.5	15.8
Petroleum products terminals:
Marine terminal facilities:
Average storage capacity utilized per month (barrels in millions) …	16.0	15.8
Throughput (barrels in millions)	5.0	5.3
Inland terminals:
Throughput (barrels in millions)	13.9	12.6
Ammonia pipeline system:
Volume shipped (tons in thousands)	257	47

Our revenues, excluding product sales and management fee revenues, for the three months ended March 31, 2003 were $87.7 million compared to $80.3 million for the three months ended March 31, 2002, an increase of $7.4 million, or 9%. This increase was a result of:

•	an increase in Williams Pipe Line system transportation and related activities revenues of $8.1 million, or 14%. Transportation revenues increased between periods due to higher transportation rates per barrel and slightly higher shipments. The transportation rates were higher due to a mid-year 2002 tariff increase and our customers transporting products longer distances. These longer hauls resulted primarily from supply shifts within our pipeline system caused by temporary reductions of refinery production at certain origin points. Further, increased rates for data services as well as higher capacity lease utilization resulted in additional revenue;

•	an increase in petroleum products terminals revenues of $2.1 million, or 11%, primarily due to the contract settlement associated with the early termination of an affiliate’s storage agreement at our Galena Park facility. Reduced throughput at our inland terminals resulting from lower affiliate volumes was overcome principally by higher average revenues per barrel for our terminals services; and

•	a decrease in ammonia pipeline system revenues of $2.8 million, or 64%, primarily due to significantly reduced transportation volumes resulting from extremely high prices for natural gas, the primary component in the production of ammonia. Partially offsetting this decline was a $0.8 million throughput deficiency payment negotiated with Farmland Industries, Inc. (“Farmland”) due to Farmland’s inability to meet its minimum annual throughput commitment for the current contract year ending June 2003. Farmland filed for bankruptcy in May 2002, and the bankruptcy court approved this deficiency payment in association with Farmland’s sale of its production facility to Koch Nitrogen Company.

Operating expenses including environmental expenses net of environmental indemnifications from Williams and excluding product purchases were $34.4 million for the three months ended March 31, 2003, compared to $33.0 million for the three months ended March 31, 2002, an increase of $1.4 million, or 4%. This increase was a result of:

•	an increase in Williams Pipe Line system expenses of $0.7 million, or 3%, primarily due to increased pipeline lease expenses for fees paid to connecting pipelines to move a customer’s product from its original origin or to its ultimate destination. The customer reimburses us through the transportation tariff for this service. In the first quarter of 2002, this fee was recorded as a reduction in revenues. Increased expenses associated with the ongoing implementation of our system integrity plan were offset by reduced expenses resulting from inventory valuations; and

•	an increase in petroleum products terminals expenses of $0.7 million, or 9%, primarily due to increased additive inventory cost of sales, demolition of smaller storage tanks at our Marrero facility to improve efficiency and increased ad valorem taxes as a result of 2002 capital expenditures.

Revenues from Williams Pipe Line product sales were $29.1 million for the three months ended March 31, 2003, while product purchases were $27.4 million, resulting in a net margin of $1.7 million in 2003. The 2003 net margin represents a decrease of $1.5 million compared to a net margin in 2002 of $3.2 million resulting from product sales for the three months ended March 31, 2002 of $21.6 million and product purchases of $18.4 million. The margin decline in 2003 reflects our agreement with an affiliate of Williams to provide blending services for them for an annual fee. As a result of this agreement, we no longer generate a commodity margin from butane blending related activities. Revenues from petroleum products terminals product sales were $2.9 million for the three months ended March 31, 2003 and $0.5 million for the same period in 2002, resulting in an increase of $2.4 million primarily due to the sale of product overages during a high pricing environment.

Affiliate management fee revenues for the three months ended March 31, 2003 were zero compared to $0.2 million for the three months ended March 31, 2002. Historically, Williams Pipe Line received a fee to manage Longhorn. Prior to our acquisition of Williams Pipe Line, the agreement with Longhorn was transferred to a wholly owned subsidiary of Williams.

Depreciation and amortization expense for the three months ended March 31, 2003 was $9.4 million, representing a $0.4 million increase from 2002 at $9.0 million. Additional depreciation associated with capital improvements exceeded the elimination of depreciation associated with assets we did not acquire as part of the Williams Pipe Line acquisition.

G&A expenses for the three months ended March 31, 2003 were $10.4 million compared to $13.4 million for the three months ended March 31, 2002, a decrease of $3.0 million, or 22%. G&A expenses are paid to Williams as defined by the Omnibus Agreement and are limited to $9.5 million per quarter during 2003 plus equity-based incentive compensation expenses. Incentive compensation costs associated with our long-term equity-based incentive plan are specifically excluded from the expense limitation and were $1.0 million during first-quarter 2003. During first-quarter 2002, we paid Williams $1.7 million for G&A services plus equity-based incentive compensation expenses. Incentive compensation costs associated with our long-term equity-based incentive plan were $1.5 million during first-quarter 2002, including $1.0 million associated with the early vesting of phantom units issued to key employees at the time of our initial public offering. The early vesting was triggered as a result of our meeting targets for growth in cash distributions paid to unitholders. Williams Pipe Line was allocated G&A costs from Williams based on a three-factor formula that considers operating margin, payroll costs and property, plant and equipment prior to being acquired by us. The amount of G&A costs we pay will continue to be adjusted in the future to reflect additional G&A expenses incurred in connection with acquisitions as well as annual escalation. As discussed above in Recent Developments, the amount of G&A incurred by us in the future, and the way we recognize G&A expenses, will change following Williams’ sale of its interest in us and the associated termination of the existing Omnibus Agreement and the adoption of the New Omnibus Agreement.

Net interest expense for the three months ended March 31, 2003 was $8.5 million compared to $0.8 million for the three months ended March 31, 2002. The increase in interest expense was primarily related to the long-term debt financing of Williams Pipe Line. The weighted average interest rates on all our borrowings increased from 2.6% in 2002 to 6.3% in 2003, and the weighted average debt outstanding increased from $280.3 million in 2002 to $570.0 million in 2003.

We do not pay income taxes because we are a partnership. However, Williams Pipe Line was subject to income taxes prior to our acquisition of it in April 2002. Taxes on these earnings were at income tax rates of approximately 38% for the three months ended March 31, 2002 based on the effective income tax rate for Williams as a result of Williams’ tax-sharing arrangement with its subsidiaries. The effective income tax rate exceeds the U.S. federal statutory income tax rate primarily due to state income taxes.

Net income for the three months ended March 31, 2003 was $29.1 million compared to $21.1 million for the three months ended March 31, 2002, an increase of $8.0 million, or 38%. Operating profit increased $9.3 million primarily due to increased revenues from the Williams Pipe Line system and petroleum products terminals and reduced G&A expenses. Net interest expense increased $7.7 million primarily due to costs from the debt financing associated with the Williams Pipe Line acquisition. Other income decreased $1.5 million primarily due to a $1.0 million gain on the sale of land during 2002 and an increase in debt placement fee amortization expense of $0.5 million. Income taxes decreased $7.8 million as a result of Williams Pipe Line being included in our partnership structure in the first quarter of 2003, compared to the first quarter of 2002 when it was a taxable entity.

Other Known Trends or Events

We have significant relationships with Williams, which is the current owner of our General Partner, and Farmland. Williams has completed a number of asset sales and entered into secured debt agreements to address its liquidity needs, and Farmland has filed for bankruptcy. Our relationships with these two entities are described below:

Williams – During the past year, Williams has experienced financial and liquidity difficulties and currently does not have an investment grade credit rating. These financial difficulties have raised questions concerning Williams’ ability to meet its existing financial obligations. However, Williams has not filed for bankruptcy protection and neither Williams, our General Partner nor any other Williams’ affiliate has advised us of any intention by Williams, any Williams’ affiliate or our General Partner to place Williams or our General Partner into bankruptcy.

As mentioned above in Recent Developments, Williams has agreed to sell its interest in us to a new entity formed jointly by private equity firms with an expected closing date during the second quarter of 2003.

Williams continues to be a customer of ours, although the magnitude of this commercial relationship has declined over time. Williams represented approximately 22% of our total revenues in the first quarter of 2002, and 7% in the first quarter of 2003. We expect to continue to replace a majority of these revenues without significant impact to our results of operations.

Affiliates of Williams have provided various indemnifications to us. The most significant indemnifications cover environmental remediation costs associated with assets purchased from Williams relating to events occurring prior to our ownership. For assets involved in our initial public offering, this indemnification extends until February 2004 up to an aggregate liability of $15 million. For the Williams Pipe Line system, this indemnification extends until April 2008 up to an aggregate liability of $125 million.

Receivables from Williams associated with these indemnifications were $24.2 million at March 31, 2003.

Farmland – Farmland filed for Chapter 11 bankruptcy protection on May 31, 2002. Farmland is the largest customer on our ammonia pipeline system. Farmland also owns and operates a refinery in Coffeyville, Kansas, with its products marketed primarily through a third party that ships on Williams Pipe Line. This third party shipper is not affiliated with either Farmland or Williams. Demand for products from Farmland’s Coffeyville, Kansas refinery has continued to be strong and we expect that this demand will continue for the foreseeable future.

Farmland has agreed to sell its ammonia production facility to Koch Nitrogen Company. The bankruptcy court approved this transaction in late March. In conjunction with this sale, Farmland has withdrawn its contract termination notice, and the shipment obligation assumed by Koch Nitrogen Company has been reduced from 450,000 tons annually to 200,000 tons annually. This sale is expected to close during the second quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

Net cash provided by operating activities was $40.1 million for the three months ended March 31, 2003 and $37.4 million for the three months ended March 31, 2002. Improved net income during 2003 provided increased cash from operations, partially offset by changes in components of operating assets and liabilities. Significant changes in working capital included:

•	an increase of $1.5 million in affiliate accounts receivable compared to a $1.4 million reduction in 2002 primarily due to a $3.0 million increase in affiliate accounts receivable associated with the early termination of an affiliate’s storage agreement at our Galena Park facility during first-quarter 2003;

•	a decrease in inventory of $0.3 million in 2003 compared to a $5.0 million reduction in 2002. The inventory decline in 2002 was primarily due to high inventory balances at year-end 2001 which were subsequently sold during the first quarter of 2002 as prices increased. In addition, butane blending inventories decreased during first-quarter 2002 due to timing of the blending season, which ends during April. As part of the Williams Pipe Line acquisition, we agreed to provide butane blending services to Williams for an annual fee so the associated inventories have not been included in our financial statements since our acquisition of Williams Pipe Line in April of 2002;

•	elimination of income taxes payable due to the partnership structure compared to a $2.6 million accrued income taxes liability during 2002 associated with Williams Pipe Line before we acquired it; and

•	a change in other current and noncurrent assets and liabilities of $0.1 million in 2003 compared to ($4.9) million in 2002 primarily due to an increase in reimbursable projects during 2002 principally associated with Longhorn and terminals maintenance projects.

Net cash used by investing activities for the three months ended March 31, 2003 and 2002 was $4.5 million and $16.9 million, respectively. Maintenance capital expenditures during 2003 were $2.6 million compared with $7.7 million during 2002. The 2002 period also included $8.9 million associated with the purchase of a natural gas liquids pipeline in December 2001. Please see Capital Requirements below for more discussion of capital expenditures.

Net cash used by financing activities was $17.4 million for the three months ended March 31, 2003 and $26.2 million for the three months ended 2002. The cash used in 2003 was primarily associated with cash distributions paid to our unitholders, whereas the primary use of cash in 2002 was associated with the partial repayment of an affiliate note by Williams Pipe Line. The 2002 borrowing was associated with the natural gas liquids pipeline acquisition in December 2001.

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

Williams has agreed to reimburse us for maintenance capital expenditures incurred in 2002, 2003 and 2004 in excess of $19.0 million per year related to the Williams Pipe Line system, subject to a maximum combined reimbursement for all years of $15.0 million. Our maintenance capital expenditure expectations related to the Williams Pipe Line system are less than $19.0 million per year, and we do not anticipate reimbursement by Williams.

We expect to incur maintenance capital expenditures for 2003 for all of our businesses of approximately $22.0 million.

In addition to maintenance capital expenditures, we also incur payout capital expenditures at our existing facilities for expansion and upgrade opportunities. During the first quarter of 2003, we spent $1.9 million of payout capital. Based on projects currently in process, we plan to spend approximately $6.5 million of payout capital in 2003. This amount does not include capital expenditures made in connection with any future acquisitions or projects that have not yet been started. We expect to fund our payout capital expenditures, including any acquisitions, from:

•	cash provided by operations;

•	borrowings under the revolving credit facility discussed below and other borrowings; and

•	the issuance of additional common units.

If capital markets tighten and we are unable to fund these expenditures, our business may be adversely affected and we may not be able to acquire additional assets and businesses.

Liquidity

Williams Pipe Line Senior Secured Notes. In connection with the financing of the Williams Pipe Line system acquisition, our subsidiary, Williams Pipe Line Company, and we entered into a note purchase agreement on October 1, 2002. The agreement allowed for two separate borrowings: (i) $420.0 million to be used to repay the Williams Pipe Line short-term loan and related debt placement fees and (ii) $60.0 million for general corporate purposes. We borrowed a total of $480.0 million under the note purchase agreement. The incremental $60.0 million was used primarily to repay the outstanding acquisition sub-facility of the OLP term loan and credit facility, described below.

The Williams Pipe Line borrowing included Series A and Series B notes. The maturity date of these notes is October 7, 2007, with scheduled prepayments equal to 5% of the outstanding balance due on both October 7, 2005 and October 7, 2006. The debt is secured by our membership interests in and the assets of Williams Pipe Line. Payment of interest and principal is guaranteed by Williams Energy Partners L.P.

The Series A notes include $178.0 million of borrowings that incur interest based on the six-month Eurodollar rate plus 4.3%. The Series B notes include $302.0 million of borrowings that incur interest at a weighted-average fixed rate of 7.8%.

The note purchase agreement contains various operational and financial covenants. We are in compliance with all of these covenants.

In the event of a change in control of the General Partner, each holder of the notes would have 30 days within which they could exercise a right to put their notes to Williams Pipe Line unless the new owner of the General Partner has: (i) a net worth of at least $500.0 million and (ii) long-term unsecured debt rated as investment grade by both Moody’s Investor Service Inc. and Standard & Poor’s Rating Service. For these notes, a change in control is defined as an event in which Williams or its affiliates no longer own 50% or more of the General Partner’s interest in us. If this put right were to be exercised, Williams Pipe Line would be obligated to repurchase any such notes at par value and repay any accrued interest within sixty days. Although management is unable to provide assurance regarding the course of action our lenders may take, we do not currently expect the holders to exercise their put rights upon change in control of the General Partner which is expected to occur in the second quarter of 2003.

OLP term loan and revolving credit facility. Subsequent to the closing of our initial public offering on February 9, 2001, we relied on cash generated from operations as our primary source of funding, except for payout capital expenditures. Additional funding requirements are met by a $175.0 million credit facility of Williams OLP L.P. (parent to our petroleum products terminals and ammonia pipeline systems). This facility expires on February 5, 2004. This credit facility is comprised of a $90.0 million term loan and an $85.0 million revolving credit facility. The revolving credit facility is comprised of a $73.0 million acquisition sub-facility and a $12.0 million working capital sub-facility. Indebtedness under this credit facility bears interest at the Eurodollar rate plus an applicable margin that ranges from 1.0% to 1.5%. We also incur a commitment fee on the unused portions of the credit facility. As of March 31, 2003, the $90.0 million term loan is outstanding with the entire $85.0 million revolving credit facility available for future borrowings.

Obligations under the credit facility are unsecured but are guaranteed by all of the subsidiaries of the operating partnership. Indebtedness under the credit facility ranks equally with all the outstanding unsecured and unsubordinated debt of our operating partnership. Williams Pipe Line is a separate operating subsidiary of ours and is not a borrower or guarantor under this credit facility.

The credit facility contains various operational and financial covenants. We are in compliance with all of these covenants.

Under terms of this facility, a change in control whereby Williams and its affiliates no longer own 100% of the General Partner’s equity would result in an event of default, in which case the maturity date of the outstanding amounts under this facility may be accelerated by the lenders in the facility. Although management is unable to provide assurance regarding the course of action our lenders may take, we do not currently expect the lenders to accelerate the maturity date of the facility upon change in control of the General Partner, which is expected to occur in the second quarter of 2003.

Debt-to-Total Capitalization – The ratio of debt-to-total capitalization is a measure frequently used by the financial community to assess the reasonableness of a company’s debt levels compared to total capitalization, calculated by adding total debt and total partners’ capital. Based on the figures shown in our balance sheet, debt-to-total capitalization is 54% at March 31, 2003. Because accounting rules required the acquisition of the Williams Pipe Line system to be recorded at historical book value due to the affiliate nature of the transaction, the $474.5 million difference between the purchase price and book value at the time of the acquisition was recorded as a decrease to the General Partner’s capital account, thus lowering our overall partners’ capital by that amount. If Williams Pipe Line had been purchased from a third party, the asset would have been recorded at market value, resulting in a debt-to-total capitalization of 37%, which is consistent with management’s indicated target level of 40%. This non-GAAP pro forma debt-to-total capitalization ratio is presented in order to provide our investors with an understanding of what our debt-to-total capitalization position would have been had we made a similar acquisition from a third-party entity. We believe this presentation is important in assessing our debt-to-total capitalization ratio to that of other entities.

Environmental

Our operations are subject to environmental laws and regulations, adopted by various governmental authorities, in the jurisdictions in which these operations are conducted. We have accrued liabilities for estimated site restoration costs to be incurred in the future at our facilities and properties, including liabilities for environmental remediation obligations at various sites where we have been identified as a possible responsible party. Under our accounting policies, liabilities are recorded when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated.

In conjunction with our initial public offering, and with respect solely to the petroleum products terminals and ammonia pipeline system owned at the time of that offering, an affiliate of Williams agreed to indemnify us against environmental liabilities up to $15.0 million resulting from events that arose prior to February 9, 2001, become known by February 9, 2004 and exceed all amounts recovered or recoverable by us under contractual indemnities from third parties or under any applicable insurance policies. As of March 31, 2003, we had collected $1.7 million against this indemnity and had recorded $3.1 million of environmental liabilities associated with our petroleum products terminals and ammonia pipeline system, substantially all of which were covered by this indemnification. Further, we expect to incur $0.4 million during 2003 of environmental capital, which is also covered by this indemnification. Management estimates that these expenditures for environmental remediation liabilities will occur over the next five years.

In connection with our acquisition of the Williams Pipe Line system on April 11, 2002, Williams Energy Services agreed to indemnify us for losses and damages related to breaches of environmental representations and warranties and the failure to comply with environmental laws prior to closing in excess of $2.0 million up to a maximum of $125.0 million. This $125.0 million will also cover claims made by us for breaches of other Williams Energy Services’ representations and warranties. The environmental indemnification obligation applies to liabilities that resulted from events which occurred prior to the closing of our acquisition of the Williams Pipe Line system and which are discovered within six years of closing. Williams has provided a performance guarantee for these environmental indemnities. As of March 31, 2003, we had collected $3.3 million on this indemnification, and had accrued environmental remediation liabilities associated with the Williams Pipe Line system of $19.7 million. Management estimates that these expenditures will occur over the next five years. Of these environmental liabilities, $18.9 million are expected to be recoverable under the indemnification from Williams Energy Services (See Recent Developments.). In addition, we are forecasting capital expenditures associated with environmental projects for 2003 of $2.7 million, which are expected to be indemnified but are not included in our affiliate accounts receivable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not engage in interest rate, foreign currency exchange rate or commodity price-hedging transactions.

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk. Debt we incur under our credit facility and our Floating Rate Series A Senior Secured notes bear variable interest based on the Eurodollar rate. If the LIBOR changed by 0.125%, our annual interest obligations associated with the $90.0 million of outstanding borrowings under the term loan and revolving credit facility at March 31, 2003, and the $178.0 million of outstanding borrowings under the Floating Rate Series A Senior Secured Notes would change by approximately $0.3 million. Unless interest rates change significantly in the future, our exposure to interest rate market risk is minimal.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in rule 13a-14(c) of the Securities Exchange Act) was performed within the 90 days prior to the filing date of this report. This evaluation was performed under the supervision and with the participation of the Partnership’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the General Partner’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and practices are effective.

A self-evaluation of the Partnership’s internal controls was performed during March 2003. The Partnership concluded that there were no significant deficiencies or material weaknesses in its internal controls. There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the certifying officers’ most recent evaluation.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements—statements that discuss our expected future results based on current and pending business operations. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

Forward-looking statements can be identified by words such as anticipates, believes, expects, estimates, forecasts, projects and other similar expressions. Although we believe our forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document.

The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

•	price trends and overall demand for natural gas liquids, refined petroleum products, natural gas, oil and ammonia in the United States;
•	weather patterns materially different than historical trends;
•	development of alternative energy sources;
•	changes in demand for storage in our petroleum products terminals;
•	changes in our tariff rates implemented by the Federal Energy Regulatory Commission and the United States Surface Transportation Board;
•	shut-downs or cutbacks at major refineries, petrochemical plants, ammonia production facilities or other businesses that use or supply our services;
•	changes in the throughput on petroleum products pipelines owned and operated by third parties and connected to our petroleum products terminals;
•	loss of one or more of our three customers on our ammonia pipeline system;
•	changes in the federal government’s policy regarding farm subsidies, which could negatively impact the demand for ammonia and reduce the amount of ammonia transported through our ammonia pipeline system;
•	an increase in the competition our operations encounter;
•	the occurrence of an operational hazard or unforeseen interruption for which we are not adequately insured;
•	our ability to integrate any acquired operations into our existing operations;
•	our ability to successfully identify and close strategic acquisitions and make cost saving changes in operations;
•	changes in general economic conditions in the United States;
•	changes in laws and regulations to which we are subject, including tax, safety, environmental and employment laws and regulations;
•	the cost and effects of legal and administrative claims and proceedings against us or our subsidiaries;
•	the amount of our indebtedness, which could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds, place us at competitive disadvantages compared to our competitors that have less debt or have other adverse consequences;
•	the condition of the capital markets and equity markets in the United States;
•	the ability to raise capital in a cost-effective way;
•	the effect of changes in accounting policies;
•	the ability to manage rapid growth;
•	Williams’ ability to perform on its environmental and rights-of-way indemnifications to us;
•	supply disruption;
•	global and domestic economic repercussions from terrorist activities and the government’s response thereto; and
•	termination of Williams’ agreement to sell its interest in the Partnership to the announced buyers.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Exhibit 10.1—

Purchase Agreement, dated April 18, 2003, by and among, Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed on April 21, 2003 by The Williams Companies, Inc., File No. 1-4714).

Exhibit 10.2—

Form of New Omnibus Agreement, by and between The Williams Companies, Inc., Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and WEG Acquisitions, L.P. (incorporated by reference from Exhibit 99.2 to the Current Report on Form 8-K filed on April 21, 2003 by The Williams Companies, Inc., File No. 1-4174).

Exhibit 99.1—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Don R. Wellendorf, President and Chief Executive Officer of WEG GP LLC.

Exhibit 99.2—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John D. Chandler, Chief Financial Officer and Treasurer of WEG GP LLC.

(b)	Reports on Form 8-K:

On February 20, 2003, the Partnership reported under Item 9 on Form 8-K, its announcement that The Williams Companies, Inc. had indicated its intention to sell its investment in the Partnership.

On January 27, 2003, the Partnership reported under Item 9 on Form 8-K, its announcement of earnings for the three months and year ended December 31, 2002 and earnings guidance for 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 14, 2003.

WILLIAMS ENERGY PARTNERS L.P.

By:	WEG GP LLC its General Partner
/s/ John D. Chandler John D. Chandler Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

CERTIFICATIONS

I, Don R. Wellendorf, President and Chief Executive Officer of WEG GP LLC, the General Partner of Williams Energy Partners L.P., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Williams Energy Partners L.P.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Don R. Wellendorf
Don R. Wellendorf President and Chief Executive Officer of WEG GP LLC, General Partner of Williams Energy Partners L.P.

I, John D. Chandler, Treasurer and Chief Financial Officer of WEG GP LLC, the General Partner of Williams Energy Partners L.P., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Williams Energy Partners L.P.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ John D. Chandler
John D. Chandler Treasurer and Chief Financial Officer of WEG GP LLC, General Partner of Williams Energy Partners L.P.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1

Purchase Agreement, dated April 18, 2003, by and among, Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed on April 21, 2003 by The Williams Companies, Inc., File No. 1-4714)

10.2

Form of New Omnibus Agreement, by and between The Williams Companies, Inc., Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and WEG Acquisitions, L.P. (incorporated by reference from Exhibit 99.2 to the Current Report on Form 8-K filed on April 21, 2003 by The Williams Companies, Inc., File No. 1-4174)

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Don R. Wellendorf, President and Chief Executive Officer of WEG GP LLC

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John D. Chandler, Chief Financial Officer and Treasurer of WEG GP LLC