Form 10-Q
period 2003-06-30
WILLIAMS ENERGY PARTNERS L P
filed 2003-08-14
CIK 1126975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.: 1-16335

Williams Energy Partners L.P.

(Exact name of registrant as specified in its charter)

Delaware	73-1599053
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Williams Center, P.O. Box 22186, Tulsa, Oklahoma 74171-2186

(Address of principal executive offices and zip code)

(877) 934-6571

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

As of August 12, 2003, there were outstanding 13,679,694 common units, 7,830,924 Class B units and 5,679,694 subordinated units.

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLIAMS ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Transportation and terminals revenues:
Third party	$82,801	$90,845	$156,062	$170,308
Affiliate	8,837	4,871	16,406	13,122
Product sales revenues:
Third party	10,006	11,472	16,123	43,420
Affiliate	2,480	737	17,971	790
Affiliate management fee revenues	—	—	210	—

Total revenues	104,124	107,925	206,772	227,640
Costs and expenses:
Operating	36,815	42,350	69,011	75,709
Environmental	1,600	154	2,470	1,951
Environmental reimbursed by Williams	(1,123)	(72)	(1,123)	(1,258)
Product purchases	12,015	12,033	30,424	39,851
Depreciation and amortization	8,628	8,883	17,592	18,262
General and administrative	9,498	16,485	22,955	26,923

Total costs and expenses	67,433	79,833	141,329	161,438

Operating profit	36,691	28,092	65,443	66,202
Interest expense:
Affiliate interest expense	—	—	407	—
Other interest expense	6,817	8,499	7,723	17,530
Interest income	(195)	(28)	(745)	(554)
Debt placement fee amortization	4,935	762	5,030	1,309
Other income	—	—	(1,048)	—

Income before income taxes	25,134	18,859	54,076	47,917
Provision for income taxes	506	—	8,322	—

Net income	$24,628	$18,859	$45,754	$47,917

Allocation of net income:
Portion applicable to period after April 11, 2002 as it relates to the operations of Williams Pipe Line:
Limited partners’ interest	$22,721	$20,498	$30,986	$47,506
General partner’s interest	1,081	(1,639)	1,323	411

Portion applicable to partners’ interests	23,802	18,859	32,309	47,917
Portion applicable to non-partnership interests	826	—	13,445	—

Net income	$24,628	$18,859	$45,754	$47,917

Basic net income per limited partner unit	$1.05	$0.75	$1.87	$1.75

Weighted average number of limited partner units outstanding used for basic net income per unit calculation	21,670	27,190	16,543	27,190

Diluted net income per limited partner unit	$1.05	$0.75	$1.87	$1.74

Weighted average number of limited partner units outstanding used for diluted net income per unit calculation	21,726	27,190	16,595	27,254

See accompanying notes.

WILLIAMS ENERGY PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2002	June 30, 2003
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,151	$81,150
Restricted cash	4,942	8,259
Accounts receivable (less allowance for doubtful accounts of $399 and $457 at June 30, 2003 and December 31, 2002, respectively)	23,262	26,852
Other accounts receivable	1,395	5,899
Affiliate accounts receivable	15,608	9,028
Inventory	5,224	5,080
Other current assets	3,640	8,039

Total current assets	129,222	144,307
Property, plant and equipment, at cost	1,334,527	1,368,497
Less: accumulated depreciation	401,396	422,831

Net property, plant and equipment	933,131	945,666
Goodwill (less accumulated amortization of $141 at June 30, 2003 and December 31, 2002)	22,295	22,057
Other intangibles (less accumulated amortization of $424 and $297 at June 30, 2003 and December 31, 2002, respectively)	2,432	2,004
Long-term affiliate receivables	11,656	12,842
Long-term receivables	9,268	9,352
Debt placement costs (less accumulated amortization of $2,219 and $960 at June 30, 2003 and December 31, 2002, respectively)	10,543	9,526
Other noncurrent assets	1,812	2,245

Total assets	$1,120,359	$1,147,999

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$16,967	$18,521
Affiliate accounts payable	10,123	546
Cash overdrafts	1,967	1,216
Accrued payroll and benefits	6,308	10,905
Accrued taxes other than income	13,697	12,861
Accrued interest payable	4,065	7,817
Environmental liabilities	10,359	8,130
Deferred revenue	11,550	9,714
Accrued product purchases	2,925	4,748
Other current liabilities	3,933	5,326

Total current liabilities	81,894	79,784
Long-term debt	570,000	570,000
Long-term affiliate payable	4,293	320
Other deferred liabilities	488	204
Environmental liabilities	11,927	12,949
Commitments and contingencies
Partners’ capital:
Partners’ capital	452,728	485,613
Accumulated other comprehensive loss	(971)	(871)

	451,757	484,742

Total liabilities and partners’ capital	$1,120,359	$1,147,999

See accompanying notes.

WILLIAMS ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2002	2003
Operating Activities:
Net income	$45,754	$47,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,592	18,262
Debt issuance costs amortization	5,030	1,309
Deferred compensation expense	1,264	320
Deferred income taxes	1,641	—
(Gain)/loss on sale and abandonment of assets	(1,059)	1,971

Changes in components of operating assets and liabilities excluding certain assets and liabilities of Williams Pipe Line Company excluded as part of its acquisition:
Accounts receivable and other accounts receivable	(11,891)	(3,836)
Affiliate accounts receivable	(188)	2,728
Inventories	757	144
Accounts payable	(742)	1,049
Affiliate accounts payable	12,946	(9,688)
Accrued income taxes due affiliate	487	—
Accrued payroll and benefits	(2,001)	4,088
Accrued taxes other than income	2,252	(836)
Accrued interest payable	(38)	3,752
Restricted cash	—	(3,317)
Current and noncurrent environmental liabilities	99	(1,207)
Other current and noncurrent assets and liabilities	(4,051)	(7,901)

Net cash provided by operating activities	67,852	54,755

Investing Activities:
Additions to property, plant and equipment	(18,630)	(9,835)
Purchase of businesses	(689,430)	—
Proceeds from sale of assets	1,186	355

Net cash used by investing activities	(706,874)	(9,480)

Financing Activities:
Distributions paid	(14,023)	(42,975)
Borrowings under credit facility	8,500	—
Borrowings under short-term note	700,000	—
Payments on short-term note	(289,000)	—
Capital contributions by affiliate	14,990	3,912
Sales of common units to public (less underwriters’ commissions)	284,568	—
Debt placement costs	(7,087)	(313)
Payment on affiliate note payable	(29,780)	—
Other	36	100

Net cash provided (used) by financing activities	668,204	(39,276)

Change in cash and cash equivalents	29,182	5,999
Cash and cash equivalents at beginning of period	13,837	75,151

Cash and cash equivalents at end of period	$43,019	$81,150

Supplemental non-cash investing and financing transactions:
Contributions by affiliate of long-term debt, deferred income taxes liabilities, and other assets and liabilities to Partnership capital	186,890	23,161
Purchase of business	(304,388)	—
Issuance of Class B equity securities	304,388	—

Total	$186,890	$23,161

See accompanying notes.

WILLIAMS ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

In the opinion of management, the accompanying financial statements of Williams Energy Partners L.P. (the “Partnership”), which are unaudited, except for the balance sheet as of December 31, 2002 which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly the Partnership’s financial position as of June 30, 2003 and the results of operations for the three and six month periods ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

The historical results for Williams Pipe Line Company, LLC (“Williams Pipe Line”) include income and expenses and assets and liabilities that were conveyed to and assumed by an affiliate of The Williams Companies, Inc. (“Williams”) prior to the acquisition of Williams Pipe Line by the Partnership. The assets principally include Williams Pipe Line’s interest in and agreements related to Longhorn Partners Pipeline (“Longhorn”), an inactive refinery site at Augusta, Kansas, a pipeline construction project and the ATLAS 2000 software system. The liabilities principally included the environmental liabilities associated with the inactive refinery site in Augusta, Kansas and current and deferred income taxes and affiliate note payable. The current and deferred income taxes and the affiliate note payable were contributed to the Partnership in the form of a capital contribution by an affiliate of Williams. The income and expenses associated with Longhorn have not been included in the financial results of the Partnership since the acquisition of Williams Pipe Line by the Partnership in April 2002. Also, as agreed between the Partnership and Williams, revenues from Williams Pipe Line’s blending operations, other than an annual blending fee of approximately $3.6 million, were not included in the financial results of the Partnership since April 2002. The Partnership acquired Williams’ interest in these blending operations in July 2003 (See Note 15 – Subsequent Events), and the results of those blending operations will be included in the Partnership’s results subsequent to that date. In addition, general and administrative expenses related to the Williams Pipe Line system for which the Partnership has been reimbursing its General Partner, WEG GP LLC (the “General Partner”), were limited to $30.7 million on an annual basis, which was increased to $31.0 million on February 1, 2003 when Williams Pipe Line began operating the Rio Grande Pipeline. (See Note 3 – Change in Ownership of General Partner – for further changes to the general and administrative expense reimbursement).

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

Certain amounts in the financial statements for 2002 have been reclassified to conform to the current period’s presentation.

2. Organization

Williams Energy Partners L.P. is a Delaware limited partnership that was formed in August 2000, to own, operate and acquire a diversified portfolio of complementary energy assets. At the time of the Partnership’s initial public offering in February 2001, the Partnership owned petroleum products terminals and an ammonia pipeline system.

On April 11, 2002, the Partnership acquired all of the membership interests of Williams Pipe Line for approximately $1.0 billion (see Note 6 – Acquisitions). Because Williams Pipe Line was an affiliate of the Partnership at the time of the acquisition, the transaction was between entities under common control and, as such, has been accounted for similarly to a pooling of interests. Accordingly, the consolidated financial statements and notes of the Partnership have been restated to reflect the combined historical results of operations, financial position and cash flows of Williams Energy Partners and Williams Pipe Line throughout the periods presented. Williams Pipe Line’s operations are presented as a separate operating segment of the Partnership (see Note 7 – Segment Disclosures).

On April 11, 2002, the Partnership issued 7,830,924 Class B units representing limited partner interests to Williams GP LLC. The securities were valued at $304.4 million and along with $6.2 million of additional General Partner equity interests were issued as partial payment for the acquisition of Williams Pipe Line (See Note 6 – Acquisitions). According to the provisions in the Williams Pipe Line debt agreement dated November 15, 2002, the

Partnership can redeem the Class B units only with proceeds from an equity offering. If the Class B units are redeemed, the price will be based on the 20-day average closing price of the common units prior to the redemption date. Since the Class B units were not redeemed by April 11, 2003, the holder of the Class B units can request approval from the holders of a majority of the common units voting at a meeting of the unitholders to convert the Class B units into common units. If the approval of the conversion by the common unitholders is not obtained within 120 days of this request, the holder of the Class B units will be entitled to receive distributions with respect to its Class B units, on a per unit basis, equal to 115% of the amount of distributions paid on a common unit. Subsequent to the sale of Williams’ ownership interests in the Partnership (see Note 3 – Change in Ownership of General Partner), the holders of the Class B units exercised their right to require the Partnership to solicit the approval of the common unitholders for the conversion of the Class B units into an equal number of common units, which approval must be granted by November 12, 2003 in order to avoid the increased distribution per unit.

In May 2002, the Partnership issued 8.0 million common units representing limited partner interests in the Partnership at a price of $37.15 per unit for total proceeds of $297.2 million. Associated with this offering, Williams contributed $6.1 million to the Partnership to maintain its 2% General Partner interest. A portion of the total proceeds was used to pay underwriting discounts and commissions of $12.6 million. Legal, professional fees and costs associated with this offering were approximately $1.7 million. The remaining cash proceeds of $289.0 million were used to partially repay the $700.0 million short-term note assumed by the Partnership to help finance the Williams Pipe Line acquisition (see Note 10 – Debt).

3. Change in Ownership of General Partner

On June 17, 2003, Williams sold its ownership of 1,079,694 common units, 5,679,694 subordinated units and 7,830,924 Class B units of the Partnership and all of the membership interests of the General Partner to WEG Acquisitions, L.P. (“WEG Acquisitions”), a Delaware limited partnership, formed by Madison Dearborn Partners, LLC and Carlyle/Riverstone Global Energy and Power Fund II, L.P.

Purchase Price

WEG Acquisitions paid Williams an aggregate of approximately $509.9 million on the closing date. The purchase price for the acquisition also consisted of the following additional payments to be made by WEG Acquisitions:

•	A second payment of up to approximately $1.9 million, which is based on the amount of the first regular quarterly cash distribution expected to be received by WEG Acquisitions in August 2003;

•	A third possible payment based on a percentage of the net proceeds in excess of $37.50 per unit from the sale, if any, by WEG Acquisitions of the first 5,000,000 common units or class B common units after June 17, 2003, up to a maximum payment of $20.0 million. WEG Acquisitions is entitled to decide in its sole discretion whether to sell any units and how many units to sell; and

•	WEG Acquisitions’ assumption on June 17, 2003, of the obligations of Williams Energy Services, LLC (“WES”), a subsidiary of Williams, to indemnify the General Partner, the Partnership and the Partnership’s subsidiaries for certain environmental remediation obligations in an aggregate amount of up to approximately $21.9 million. The Partnership’s environmental indemnities with Williams, as described under New Omnibus Agreement below and in Note 11 – Commitments and Contingencies, are still in effect; however, WEG Acquisitions is responsible for certain identified environmental matters for up to approximately $21.9 million. This amount was previously recorded by the Partnership as a receivable from Williams. WEG Acquisition assumed this obligation as part of its negotiations with Williams and reduced the purchase price it paid by that amount for Williams’ ownership interest in the Partnership. If WEG Acquisitions’ costs associated with these environmental obligations and other Williams indemnities are less than $21.9 million, WEG Acquisitions will be required to remit the difference to Williams.

ATLAS 2000 Agreement

As part of the overall sales transaction between Williams and WEG Acquisitions, WES assigned its rights to, and interest in, the ATLAS 2000 software system and associated hardware to the Partnership. The Partnership granted WES a license for use of the ATLAS 2000 system but the license is non-transferable and WES cannot sub-license, except to another affiliate of WES.

Services Agreement

Prior to June 17, 2003, the Partnership had been a party to a services agreement with Williams and its affiliates whereby Williams and its affiliates agreed to perform specified services, including providing necessary employees to operate our assets. On June 17, 2003, Williams exercised its right to terminate this services agreement, effective September 15, 2003. During a transition period after June 17, 2003, the employees that manage the Partnership’s operations will continue to be employees of Williams and its affiliates and will provide services to the Partnership under a transition services agreement (“TSA”) entered into as a part of the sales transaction between Williams and WEG Acquisitions. In order to provide continued operations for the Partnership pending the transfer of employees to WEG Acquisitions, Williams and WEG Acquisitions entered into a TSA. Under the provisions of the TSA, Williams will provide specified technical, commercial, information system and administrative services to the Partnership for a monthly fee, until the earlier of: (i) the date on which all of the employees of the Partnership have been transferred to WEG Acquisitions or the Partnership, or (ii) March 31, 2004; however, WEG Acquisitions can, at its option, extend this agreement through June 30, 2004.

On June 17, 2003, the Partnership entered into a new services agreement with WEG Acquisitions pursuant to which WEG Acquisitions has agreed to perform specified services, including providing necessary employees to operate our assets after the transition period, when the employees that will manage our operations are transferred to WEG Acquisitions or its affiliates. In return, the Partnership will reimburse WEG Acquisitions for its direct and indirect expenses incurred in providing these services, subject to the limitations on reimbursement of general and administrative expenses discussed under the New Omnibus Agreement section below. WEG Acquisitions will have the right to terminate its obligations under this new services agreement upon 90 days written notice.

New Omnibus Agreement

Also, in conjunction with the sale of Williams’ interests in the Partnership, WEG Acquisitions, Williams and certain of Williams’ affiliates entered into a new omnibus agreement, the terms of which include the items listed below:

•	Williams and certain of its affiliates have indemnified the Partnership for covered environmental losses related to assets operated by the Partnership at the time of its initial public offering date (February 9, 2001) that become known by February 9, 2004 and that exceed amounts recovered or recoverable under the Partnership’s contractual indemnities from third persons or under any applicable insurance policies. However, Williams’ obligations under this indemnity are limited to $13.3 million, which represents the $15.0 million indemnity provided under the old omnibus agreement less amounts paid by Williams prior to June 17, 2003 under that agreement. Covered environmental losses are those non-contingent terminal and ammonia system environmental losses, costs, damages and expenses suffered or incurred by the Partnership arising from correction of violations of or performance of remediation required by environmental laws in effect at February 9, 2001, due to events and conditions associated with the operation of the assets and occurring before February 9, 2001.

•	Williams and certain of its affiliates have indemnified the Partnership for right-of-way defects or failures in the ammonia pipeline easements for 15 years after February 9, 2001. Williams and certain of its affiliates have also indemnified the Partnership for right-of-way defects or failures associated with the marine facilities at Galena Park and Corpus Christi, Texas and Marrero, Louisiana for 15 years after February 9, 2001.

•	The Partnership will reimburse WEG Acquisitions for general and administrative expenses incurred by WEG Acquisitions on behalf of the Partnership, subject to a reimbursement limitation. Details are as follows:

•	The reimbursement obligation is subject to a lower cap amount, which is calculated as follows:

•	For the period of June 18, 2003 through December 31, 2003, the Partnership will reimburse WEG Acquisitions approximately $20.5 million, which represents an annual reimbursement amount of $37.9 million pro-rated for the period from June 18, 2003 through December 31, 2003;

•	For each succeeding fiscal year following 2003, the $37.9 million reimbursement amount will be adjusted by the greater of: (i) 7%, or (ii) the percentage increase in the Consumer Price Index – All Urban Consumers, U.S. City Average, Not Seasonally Adjusted. However, the reimbursement amount will also be adjusted as applicable during 2003 and subsequent periods for acquisitions, construction projects, capital improvements, replacements or expansions that the Partnership completes that are expected to increase the Partnership’s general and administrative costs;

•	The reimbursement limitation expires on December 31, 2010. Additionally, the expense reimbursement limitation excludes: (i) expenses associated with equity-based incentive compensation plans and (ii) implementation costs, one-time costs, costs associated with changing the name of the Partnership and expenses and capital expenditures associated with transitioning the assets, operations or employees from Williams to WEG Acquisitions or the Partnership up to $5 million.

•	The reimbursement limitation is further subject to an upper cap amount. The Partnership will be required to reimburse WEG Acquisitions for all general and administrative expenses that exceed this upper cap amount. The upper cap is calculated as follows:

•	For the period of June 18, 2003 through December 31, 2003, the upper cap will be approximately $26.6 million, which represents an annual upper cap amount of $49.3 million pro-rated for the period from June 18, 2003 through December 31, 2003;

•	For each succeeding fiscal year after 2003, the upper cap will be increased annually by the lesser of: (i) 2.5%, or (ii) the percentage increase in the Consumer Price Index – All Urban Consumers, U.S. City Average, Not Seasonally Adjusted. The upper cap will also be adjusted as applicable during 2003 and subsequent periods for acquisitions, construction projects, capital improvements, replacements or expansions that the Partnership completes that are expected to increase the Partnership’s general and administrative costs.

•	For the twelve months immediately following the transaction close date of June 17, 2003, Williams has agreed to reimburse WEG Acquisitions for any and all general and administrative expenses incurred by or on behalf of the Partnership in excess of the upper cap amount.

•	Williams has agreed to reimburse the Partnership in each of the Partnership’s 2003 and 2004 fiscal years for any reasonable and customary maintenance capital expenditures to maintain the assets of Williams Pipe Line, in either year, in excess of $19.0 million per year, subject to an aggregate reimbursement limitation of $15.0 million.

Other Matters

•	In connection with Williams’ sale of its interests in the Partnership, six of the seven directors resigned from the board of directors of the Partnership’s General Partner and four directors affiliated with WEG Acquisitions were appointed to the board of the Partnership’s General Partner. Two of these new directors were appointed to Class I of the board to serve until our 2003 annual meeting. In addition, on July 21, 2003, a fifth director, who is an independent director, was appointed to the board of the Partnership’s General Partner.

•	Also, subsequent to the closing of the transaction, WEG Acquisitions as the holder of the Partnership’s class B common units, exercised its rights under our partnership agreement to require the Partnership to solicit the approval of the Partnership’s common unitholders for the conversion of the class B common units into an equal number of common units.

•	Upon the closing of the transaction, WEG Acquisitions, as the sole member of the Partnership’s General Partner, entered into the Second Amendment to Limited Liability Company Agreement of WEG GP LLC, which, among other matters, amended the single-member status of the Partnership’s General Partner as of June 17, 2003. Also, upon the closing of the transaction, the Board of Directors of WEG GP LLC and WEG Acquisitions adopted the Third Amendment to Limited Liability Company Agreement of WEG GP LLC, which, among other provisions, requires WEG GP LLC to obtain the prior approval of WEG Acquisitions before taking certain actions that would, or would reasonably be expected to have a direct or indirect material affect on WEG Acquisitions’ membership interest in WEG GP LLC.

•	Upon closing of the transaction, Williams indemnified the Partnership against any environmental losses incurred from February 9, 2001 through June 17, 2003 for assets included in the Partnership’s initial public offering and from April 2002 through June 17, 2003 for Williams Pipe Line assets. The indemnity limitations are discussed above and in Note 11 – Commitments and Contingencies.

The Partnership recorded amounts to property, plant and equipment related to the Atlas 2000 software system associated with WEG Acquisitions’ purchase of Williams’ ownership interests in the Partnership. The initial amounts recorded were based on the best information available at the time but will need to be adjusted when appraisals have been completed. In addition, the Partnership has assumed or will assume sponsorship of the union pension plan, and the obligations associated with the post-retirement medical and life benefits for qualifying individuals assigned to the Partnership. Currently, unrecognized prior service costs and/or credits offset the net asset and liabilities assumed; therefore, there are no amounts reflected in the Partnership’s current Consolidated Balance Sheet. The Partnership will recognize the unfunded obligations associated with the union pension plan and the postretirement medical and life benefits over the remaining average service lives of the applicable employees. (See Note 4 – Accounting Policies.)

4. Accounting Policies

Pension and Postretirement Medical and Life

Subsequent to the acquisition of Williams’ ownership interests in the Partnership by WEG Acquisitions, the Partnership now has clearly identifiable employees. As such, the Partnership has recognized pension and postretirement medical and life obligations. The pension and postretirement medical and life balances represent the present value of the portion of the estimated future benefit payments attributed to the years of employee service rendered to date net of unrecognized prior service cost/credits related to the initial adoption of the plans. Current period expense represents the attribution of an additional period of employee service, decrease in the discount period and amortization of unrecognized prior service cost/credits and actuarial gains/losses.

Paid Time Off Benefits

Liabilities for paid time off benefits are recognized for all employees performing services for the Partnership when earned by those employees. On June 17, 2003, the Partnership recognized an initial paid time off liability of $4.9 million, which represents the amount of remaining vested paid time off benefits of dedicated employees assigned to an affiliate of the Partnership whose principle role is to provide operating and general and administrative support to the Partnership.

General and Administrative Expenses

Subsequent to the acquisition of Williams’ ownership interest in the Partnership by WEG Acquisitions, the Partnership changed its process relative to recognition of general and administrative expenses. Prior to the acquisition date, the Partnership recorded general and administrative expenses up to the amount of the general and administrative expense limitation as agreed to between the Partnership, its General Partner and Williams and its affiliates. Subsequent to the acquisition, the Partnership and its affiliates have identified specific general and administrative personnel who solely support the Partnership. As a result, the Partnership will recognize general and administrative expenses associated with these functions in its results of operations. The amount of general and administrative expense above the expense limitation, as defined in the new omnibus agreement, will be recognized as a contribution to the General Partner’s capital account.

5. Allocation of Net Income

The allocation of net income between the General Partner and limited partners follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Allocation of net income to General Partner:
Portion of net income applicable to partnership interest	$23,802	$18,859	$32,309	$47,917
Charges direct to General Partner:
Write-off of property, plant and equipment	—	1,788	—	1,788
General and administrative portion of paid-time-off accrual	—	1,363	—	1,363
Charges in excess of the general and administrative expense cap charged against income	—	247	—	247

Total direct charges to General Partner	—	3,398	—	3,398

Income before direct charges to General Partner	23,802	22,257	32,309	51,315
General Partner’s share of distributions	4.52%	7.90%	4.06%	7.42%

General Partner’s allocated share of net income before direct charges	1,081	1,759	1,323	3,809
Direct charges to General Partner	—	(3,398)	—	(3,398)

Net income (loss) allocated to General Partner	$1,081	$(1,639)	$1,323	$411

Portion of net income applicable to partnership interest	$23,802	$18,859	$32,309	$47,917
Less: net income (loss) allocated to General Partner	1,081	(1,639)	1,323	411

Net income allocated to limited partners	$22,721	$20,498	$30,986	$47,506

The write-off of property, plant and equipment relates to Williams Pipe Line’s asset balances prior to its acquisition by the Partnership; hence, it is charged directly against the General Partner’s allocation of net income. The general and administrative portion of paid-time-off expense accrual of $1.4 million represents charges that will not be reimbursed by the Partnership to the General Partner under the terms of the new omnibus agreement (see Note 4 – Accounting Policies); consequently, this amount has been charged directly against the General Partner’s allocation of net income. Charges in excess of the general and administrative expense cap charged against income were $0.2 million for the quarter. This amount represents general and administrative expenses charged against Partnership income after June 17, 2003 that will not be reimbursed to the General Partner by the Partnership under the terms of the new omnibus agreement. Consequently, this amount has been charged directly against the General Partner’s allocation of net income.

6. Acquisitions

On April 11, 2002, the Partnership acquired all of the membership interests of Williams Pipe Line from WES for approximately $1.0 billion. The Partnership remitted to WES consideration in the amount of $674.4 million and WES retained $15.0 million of Williams Pipe Line’s receivables. The $310.6 million balance of the consideration consisted of $304.4 million of Class B units representing limited partner interests in the Partnership issued to Williams GP LLC and Williams’ contribution to the Partnership of $6.2 million to maintain its 2% General Partner interest.

Because Williams Pipe Line was an affiliate of the Partnership at the time of the acquisition, the transaction was between entities under common control. As such, generally accepted accounting principles required that Williams Pipe Line’s assets and liabilities be recorded on the Partnership’s consolidated financial statements at their historical values, despite their having been acquired at market value. As a result, the General Partner’s capital account was decreased by $474.5 million, which equaled the difference between the historical cost and market value of Williams Pipe Line. The effect of this treatment on the Partnership’s overall capital balance resulted in a debt-to-total capitalization ratio on June 30, 2003 of 54.0%.

7. Segment Disclosures

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

	Three Months Ended June 30, 2003
	Williams Pipe Line	Petroleum Products Terminals	Ammonia Pipeline System	Total
	(in thousands – unaudited)
Revenues:
Third party customers	$79,445	$19,398	$3,474	$102,317
Affiliate customers	4,657	951	—	5,608

Total revenues	84,102	20,349	3,474	107,925
Operating expenses	32,120	9,151	1,079	42,350
Environmental	13	(102)	243	154
Environmental reimbursed by Williams	—	132	(204)	(72)
Product purchases	11,588	445	—	12,033
Depreciation and amortization	5,693	2,949	241	8,883
General and administrative expenses	11,487	4,585	413	16,485

Segment profit	$23,201	$3,189	$1,702	$28,092

	Three Months Ended June 30, 2002
	Williams Pipe Line	Petroleum Products Terminals	Ammonia Pipeline System	Total
	(in thousands – unaudited)
Revenues:
Third party customers	$75,065	$15,219	$2,523	$92,807
Affiliate customers	6,775	4,542	—	11,317

Total revenues	81,840	19,761	2,523	104,124
Operating expenses	27,630	8,102	1,083	36,815
Environmental	1,600	—	—	1,600
Environmental reimbursed by Williams	(1,123)	—	—	(1,123)
Product purchases	12,015	—	—	12,015
Depreciation and amortization	5,627	2,837	164	8,628
General and administrative expenses	7,550	1,636	312	9,498

Segment profit	$28,541	$7,186	$964	$36,691

	Six Months Ended June 30, 2003
	Williams Pipe Line	Petroleum Products Terminals	Ammonia Pipeline System	Total
	(in thousands – unaudited)
Revenues:
Third party customers	$170,064	$38,579	$5,085	$213,728
Affiliate customers	7,906	6,006	—	13,912

Total revenues	177,970	44,585	5,085	227,640
Operating expenses	56,662	16,828	2,219	75,709
Environmental	1,810	(102)	243	1,951
Environmental reimbursed by Williams	(1,099)	132	(291)	(1,258)
Product purchases	39,014	837	—	39,851
Depreciation and amortization	11,337	5,877	1,048	18,262
General and administrative expenses	19,828	6,471	624	22,923

Segment profit	$50,418	$14,542	$1,242	$66,202

	Six Months Ended June 30, 2002
	Williams Pipe Line	Petroleum Products Terminals	Ammonia Pipeline System	Total
	(in thousands – unaudited)
Revenues:
Third party customers	$134,522	$30,765	$6,898	$172,185
Affiliate customers	25,744	8,843	—	34,587

Total revenues	160,266	39,608	6,898	206,772
Operating expenses	51,269	15,514	2,228	69,011
Environmental	2,470	—	—	2,470
Environmental reimbursed by Williams	(1,123)	—	—	(1,123)
Product purchases	30,424	—	—	30,424
Depreciation and amortization	11,683	5,581	328	17,592
General and administrative expenses	17,779	4,313	863	22,955

Segment profit	$47,764	$14,200	$3,479	$65,443

8. Related Party Transactions

Williams’ ownership interests in the Partnership were sold to WEG Acquisitions on June 17, 2003 (See Note 3 – Change in Ownership of General Partner). As a result of that sale, transactions with Williams and its affiliates were recorded as related party transactions until June 17, 2003. Subsequent to that date, transactions with Williams and its affiliates were recorded as third party transactions.

The Partnership has agreements with Williams Energy Marketing & Trading, which provide for: (i) the lease of the Carthage, Missouri propane storage cavern, (ii) throughput and deficiency agreements for product movements through a third-party capacity lease and (iii) access and utilization of storage on the Williams Pipe Line system. Williams Pipe Line has entered into pipeline lease agreements and tank storage agreements with Mid-America Pipeline Company and Williams Bio-Energy, LLC (“Williams Bio-Energy”), respectively. Mid-America Pipeline Company was an affiliate entity until its sale by Williams on August 1, 2002 and Williams Bio-Energy was an affiliate entity until its sale by Williams in May 2003. The Partnership also has a leased storage contract with Williams Bio-Energy at its Galena Park, Texas marine terminal facility.

The Partnership also had an agreement with Williams Energy Marketing & Trading, which provided for storage and other ancillary services at the Partnership’s marine terminal facilities. This agreement was cancelled during the first quarter of 2003 in favor of a $3.0 million payment to the Partnership from Williams Energy Marketing & Trading.

The Partnership had an agreement with Williams Petroleum Services to perform gasoline-blending services for an annual fee in 2003 of $3.6 million. This agreement was acquired in July 2003 when the Partnership acquired the rights pertaining to these activities (see Note 15 – Subsequent Events).

The Partnership also had affiliate agreements with Williams Energy Marketing & Trading and Williams Refining & Marketing for the non-exclusive and non-transferable sub-license to use the ATLAS 2000 software system. Payment terms for affiliate entity transactions were generally the same as for third-party companies. Generally, at each month-end, the Partnership was in a net payable position with Williams. The Partnership deducted any amounts owed to it by Williams before remitting the monthly cash amounts owed to Williams. The following table reflects revenues from various Williams’ subsidiaries, which were affiliate transactions through June 17, 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Williams 100%-Owned Affiliates:
Williams Energy Marketing & Trading	$6,890	$2,101	$25,283	$7,425
Midstream Marketing & Risk Management	—	394	—	598
Williams Refining & Marketing	2,231	—	5,818	306
Williams Bio-Energy	1,229	1,007	2,122	2,366
Williams Petroleum Services	66	1,881	141	2,992
Other	901	—	1,013	—
Williams Partially-Owned Affiliates:
Longhorn Pipeline Partners	—	—	210	—
Rio Grande Pipeline	—	225	—	225

Total	$11,317	$5,608	$34,587	$13,912

Beginning with the closing date of the initial public offering, the General Partner, through provisions included in the Omnibus Agreement, limited the amount of general and administrative costs charged to the Partnership for the petroleum products terminals and ammonia pipeline system operations. In addition, beginning with the acquisition of Williams Pipe Line, the General Partner limited the amount of general and administrative expense charged to the Partnership for these operations. The additional general and administrative costs incurred, but not charged to the Partnership, totaled $5.4 million and $6.3 million for the three months ended June 30, 2003 and 2002, respectively, and $8.7 million and $9.1 million for the six months ended June 30, 2003 and 2002, respectively. See Note 3 – Change in Ownership of General Partner – for details regarding the changes in the general and administrative reimbursement limitation subsequent to Williams’ sale of its interests to WEG Acquisitions.

9. Inventories

Inventories at June 30, 2003 and December 31, 2002 were as follows (in thousands):

	December 31, 2002	June 30, 2003
Refined petroleum products	$3,863	$3,760
Additives	897	812
Other	464	508

Total inventories	$5,224	$5,080

10. Debt

At June 30, 2003, the Partnership had a $175.0 million bank credit facility with $90.0 million borrowed under that facility and $85.0 million of additional borrowing capacity. The credit facility is comprised of a $90.0 million term loan facility and an $85.0 million revolving credit facility, which includes a $73.0 million acquisition sub-facility and a $12.0 million working capital sub-facility. The credit facility’s term extends through February 5, 2004, with all amounts due at that time. In August 2003, the Partnership replaced this credit facility with a new credit agreement (see Note 15 – Subsequent Events). As such, the $90.0 million outstanding under this facility is classified as long-term at June 30, 2003. Borrowings under the credit facility carry an interest rate equal to the Eurodollar rate plus a spread from 1.0% to 1.5%, depending on the leverage ratio of Williams OLP, L.P. (“OLP”), a subsidiary of the Partnership. Interest is also assessed on the unused portion of the credit facility at a rate from 0.2% to 0.4%, depending on the OLP’s leverage ratio. The OLP’s leverage ratio is defined as the ratio of consolidated total debt to consolidated earnings before interest, income taxes, depreciation and amortization for the period of the four fiscal quarters ending on such date. Debt placement fees associated with the initiation of the credit facility were $0.9 million, which are being amortized over the life of the facility. The average interest rates at June 30, 2003 and 2002 were 2.1% and 3.3%, respectively, on the credit facility.

In April 2002, the Partnership borrowed $700.0 million from a group of financial institutions. This short-term note was used to help finance the Partnership’s acquisition of Williams Pipe Line. During the second quarter of 2002, the Partnership repaid $289.0 million of this short-term loan with net proceeds from an equity offering. Debt placement fees associated with this borrowing were $7.1 million and were amortized over the six-month life of the short-term loan. In October 2002, the Partnership negotiated an extension to the maturity of this short-term loan from October 8, 2002, to November 27, 2002. The Partnership paid additional fees of approximately $2.1 million associated with this maturity date extension.

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

Two borrowings have occurred in relation to these notes. The first borrowing was completed in November 2002 for $420.0 million, of which $156.0 million was borrowed under the Series A-1 notes and $264.0 million under the Series B-1 notes. The proceeds from this initial borrowing were used to repay Williams Pipe Line’s $411.0 million short-term loan and pay related debt placement fees. The second borrowing was completed in December 2002 for $60.0 million, of which $22.0 million was borrowed under the Series A-2 notes and $38.0 million under the Series B-2 notes. Of the proceeds from this second borrowing, $58.0 million was used to repay the acquisition sub-facility of OLP and $2.0 million was used for general corporate purposes. The Series A-1 and Series A-2 notes bear interest at a rate equal to the six month Eurodollar Rate plus 4.25%. The rate on the Series A-1 and Series A-2 notes was 5.5% at June 30, 2003. The Series B-1 notes bear interest at a fixed rate of 7.7%, while the Series B-2 notes bear interest at a fixed rate of 7.9%. The weighted-average rate for the Williams Pipe Line Senior Secured Notes at June 30, 2003 was 6.9%. Debt placement fees associated with these notes were $10.5 million and are being amortized over the life of the notes. Payment of interest and repayment of the principal is guaranteed by the Partnership.

Monthly deposits are made to a cash escrow account from which interest payments are made semi-annually. These deposits are reflected as restricted cash on the Partnership’s Consolidated Balance Sheet and were $8.3 million and $4.9 million at June 30, 2003 and December 31, 2002, respectively.

11. Commitments and Contingencies

WES has agreed to indemnify the Partnership against any covered environmental losses up to $15.0 million relating to assets it contributed to the Partnership at the time of the initial public offering. See Note 3 – Change in Ownership of General Partner for details regarding this indemnity. In addition, Note 3 further describes certain right-of-way indemnities associated with the ammonia pipeline easements and right-of-way defects or failures associated with the marine terminal facilities at Galena Park and Corpus Christi, Texas and Marrero, Louisiana.

In connection with the acquisition of Williams Pipe Line, WES agreed to indemnify the Partnership for any breaches of representations or warranties, including any environmental liability as described below, that result in losses and damages up to $110.0 million after the payment of a $2.0 million deductible. With respect to any amount exceeding $110.0 million, WES will be responsible for one-half of that amount up to $140.0 million. In no event will WES’ liability under this indemnity exceed $125.0 million. This indemnification obligation survived for one year, except that those obligations relating to employees and employee benefits will survive for the applicable statute of limitations and those obligations relating to real property, including title to WES’ assets, will survive for ten years after April 11, 2002, the date the Partnership acquired William Pipe Line. This indemnity also provides that the Partnership will be indemnified for an unlimited amount of losses and damages related to tax liabilities. In addition, any losses and damages related to environmental liabilities caused by events that occurred prior to the acquisition will be subject only to a $2.0 million deductible, which was met during 2002, for claims made within six years of the Partnership’s acquisition of Williams Pipe Line in April 2002. Covered environmental losses include those losses arising from the correction of violations of, or performance of remediation required by, environmental laws in effect at April 11, 2002. Williams has provided a performance guarantee for the remaining amount of this environmental indemnification.

Williams has also indemnified the Partnership against environmental losses that occurred from February 2001 through June 17, 2003 for assets included in the Partnership at the time of its initial public offering and from April 2002 through June

17, 2003 for Williams Pipe Line assets. See Note 3 – Change in Ownership of General Partner for additional discussion of this matter.

Estimated liabilities for environmental costs were $21.1 million and $22.3 million at June 30, 2003 and December 31, 2002, respectively. These estimates, provided on an undiscounted basis, were determined based primarily on data provided by a third-party environmental evaluation service and Williams’ internal environmental personnel. These liabilities have been classified as current or non-current based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental remediation liabilities will be paid over the next five years. As described in Note 3 – Change in Ownership of General Partner, WEG Acquisitions assumes Williams’ obligations for $21.9 million of environmental liabilities, and the Partnership has recorded a receivable from WEG Aquisitions for this amount. WEG Acquisitions reduced the amount it paid to Williams, by $21.9 million, for Williams’ ownership interest in the Partnership. To the extent the environmental and other Williams indemnity claims against WEG Acquisitions are not $21.9 million and to the extent no other indemnity obligations exist with Williams, WEG Acquisitions will pay to Williams the remaining difference between $21.9 million and the indemnity claims paid by WEG Acquisitions. Receivables from Williams or its affiliates associated with indemnified environmental costs were $3.5 million at June 30, 2003 and $22.9 million at December 31, 2002. Reimbursements from WEG Acquisitions, Williams and its affiliates or other third party entities relative to their environmental indemnities are received as remediation work is performed.

In conjunction with the 1999 acquisition of the Gulf Coast marine terminals from Amerada Hess Corporation (“Hess”), Hess represented that it has disclosed to the Partnership all suits, actions, claims, arbitrations, administrative, governmental investigation or other legal proceedings pending or threatened, against or related to the assets acquired by the Partnership, which arise under environmental law. In the event that any pre-acquisition releases of hazardous substances at the Partnership’s Corpus Christi and Galena Park, Texas and Marrero, Louisiana marine terminal facilities were unknown at closing but subsequently identified by the Partnership prior to July 30, 2004, the Partnership will be liable for the first $2.5 million of environmental liabilities, Hess will be liable for the next $12.5 million of losses and the Partnership will assume responsibility for any losses in excess of $15.0 million subject to Williams’ indemnities to the Partnership. Also, Hess agreed to indemnify the Partnership through July 30, 2014, against all known and required environmental remediation costs at the Corpus Christi and Galena Park, Texas marine terminal facilities from any matters related to pre-acquisition actions. Hess has indemnified the Partnership for a variety of pre-acquisition fines and claims that may be imposed or asserted against the Partnership under certain environmental laws.

During 2001, the Partnership recorded an environmental liability of $2.3 million at its New Haven, Connecticut facility, which was acquired in September 2000. This liability was based on third-party environmental engineering estimates completed as part of a Phase II environmental assessment, routinely required by the State of Connecticut to be conducted by the purchaser following the acquisition of a petroleum storage facility. The Partnership completed Phase III environmental assessments at the New Haven facility during 2002. During the first quarter of 2003, a Risk Management Plan was prepared for the facility, which set the groundwork for potential remediation strategies. Remediation activities are currently being conducted and will continue at the facility. More extensive remediation systems are being evaluated and will be installed in the fourth quarter of 2003. The environmental liabilities at the Connecticut facility are not expected to change materially once the evaluation of the assessment is completed. The seller of these assets agreed to indemnify the Partnership for certain of these environmental liabilities. In addition, Williams purchased insurance for up to $25.0 million of environmental liabilities associated with these assets. This insurance carries a deductible of $0.3 million. WEG Acquisitions has indemnified the Partnership for this liability subject to the terms of its environmental indemnification with the Partnership. Any environmental liabilities at this location not covered by the seller’s indemnity, insurance or WEG Acquisitions’ indemnification are covered by the WES environmental indemnifications to the Partnership, subject to the $13.3 million limitation as described in the New Omnibus Agreement (See Note 3 – Change in Ownership of General Partner).

During 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act, preliminarily determined that Williams may have systemic problems with petroleum discharges from pipeline operations. The inquiry primarily focused on Williams Pipe Line, which was subsequently acquired by the Partnership. The response to the EPA’s information request was submitted during November 2001. The EPA has recently informed us that they have initiated a review of the response submitted in 2001. Any claims the EPA may assert relative to this inquiry would be covered by the Partnership’s environmental indemnifications from Williams.

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

12. Incentive Compensation

In February 2001, the General Partner adopted the Williams Energy Partners’ Long-Term Incentive Plan, which was amended and restated on February 3, 2003 and again on July 22, 2003, for Williams’ employees who perform services for Williams Energy Partners L.P. and directors of the General Partner. The Long-Term Incentive Plan consists of two components: phantom units and unit options. The Long-Term Incentive Plan permits the grant of awards covering an aggregate of 700,000 common units. The Long-Term Incentive Plan is administered by the compensation committee of the General Partner’s board of directors.

In April 2001, the General Partner issued grants of 92,500 restricted units, which are also referred to as phantom units, to certain key employees associated with the Partnership’s initial public offering in February 2001. These awards allowed for early vesting if established performance measures were met prior to February 9, 2004. The Partnership met these performance measures with half of the awards vesting during the first quarter of 2002 and the remaining awards vesting during the fourth quarter of 2002. The Partnership recognized compensation expense of $0.1 million and $1.4 million associated with these awards for the three and six months ended June 30, 2002, respectively. Of the 92,500 units that vested in 2002, payouts associated with 26,317 units were deferred. These deferred units were issued to the respective employees during the second quarter of 2003 following the change in ownership of the Partnership’s General Partner; however no additional compensation expense was recognized by the Partnership at that time. The General Partner purchased these units in the open market; hence, no incremental units were issued.

In April 2001, the General Partner issued grants of 64,200 phantom units associated with the annual long-term incentive compensation plan. With the change in control of the Partnership’s General Partner, which occurred on June 17, 2003, these awards vested at their maximum award level, resulting in 128,400 unit awards. The Partnership elected to settle these awards with cash payments instead of issuing units. The Partnership recognized compensation expense associated with these awards of $2.6 million and $3.4 million during the three and six months ended June 30, 2003, respectively, and $0.2 million and $0.5 million during the three and six months ended June 30, 2002, respectively.

During 2002, the Compensation Committee of the Board of Directors of the Partnership’s General Partner approved 22,650 phantom units associated with the 2002 long-term incentive compensation program. With the change in control of the Partnership’s General Partner, which occurred on June 17, 2003, these awards vested at their maximum award level, resulting in 45,300 unit awards. The Partnership elected to settle these awards with cash payments instead of issuing units. The Partnership recognized compensation expense associated with these awards of $1.8 million and $2.0 million during the three and six months ended June 30, 2003, respectively. These grants were approved by the Board of Directors in the third quarter of 2002; consequently, there was no compensation expense associated with the awards for the three and six months ended June 30, 2002.

In February 2003, the Compensation Committee of the Board of Directors of the Partnership’s General Partner approved 52,825 phantom units associated with the 2003 long-term incentive compensation program. The actual number of units that will be awarded under this grant will be determined by the Partnership at the end of 2003 with vesting to occur at the end of 2005. At that time, the Partnership will assess whether certain performance criteria have been met and determine the number of units that will be awarded, which could range from zero units up to a total of 105,650 units. These units are also subject to forfeiture if employment is terminated prior to the vesting date. These awards do not have an early vesting feature, except for: (i) specific participants in the event of their death or disability, or (ii) in the event that there is a change in control of the Partnership’s General Partner and the participant is terminated for reasons other than cause within the two years following the change in control of the General Partner, in which case the awards will vest and payout immediately at the highest performance level under the plan. Subsequent to the change in control of the General Partner on June 17, 2003, certain awards under this grant vested at their maximum award level (two times the original grant), resulting in a cash payout associated with 5,250 unit awards. Until the payout of this award, the Partnership was expensing compensation costs associated with the non-vested portion of these awards assuming 52,825 units will vest. Subsequent to the vesting of 5,250 awards previously mentioned, the Partnership is accruing compensation expense assuming 50,200 units will vest. Accordingly, the Partnership recorded incentive compensation expense of $0.5 million and $0.6 million during the three and six months ended June 30, 2003, respectively. The value of the non-vested unit awards on June 30, 2003 was $2.4 million.

The Partnership accounts for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Partnership has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value-based method had been applied to all awards (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Reported net income	$24,628	$18,859	$45,754	$47,917

Stock-based employee compensation expense included in reported net income	262	4,901	1,812	5,884

Stock-based employee compensation expense determined under the fair value based method .	(340)	(5,037)	(1,968)	(6,057)

Pro forma net income	$24,550	$18,723	$45,598	$47,744

Net income per limited partner unit:
– Basic – as reported	$1.05	$0.75	$1.87	$1.75
– Basic – pro forma	1.04	0.75	1.86	1.74
– Diluted – as reported	1.05	0.75	1.87	1.74
– Diluted – pro forma	1.04	0.75	1.86	1.74

These pro forma results may not be indicative of future results for the full fiscal year of the Partnership.

13. Distributions

Distributions paid by the Partnership during 2002 and 2003 are as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Total Cash Distribution
02/14/02	$0.5900	$ 6,861
05/15/02	$0.6125	7,162
08/14/02	$0.6750	19,222
11/14/02	$0.7000	20,128

02/14/03	$0.7250	21,034
05/15/03	$0.7500	21,941
08/14/03(a)	$0.7800	23,028

(a) The General Partner declared this cash distribution on July 22, 2003 to be paid on August 14, 2003, to unitholders of record at the close of business on August 1, 2003.

14. Net Income Per Unit

The following table provides details of the basic and diluted net income per unit computations (in thousands, except per unit amounts):

	For The Three Months Ended June 30, 2003
	Income (Numerator)	Units (Denominator)	Per Unit Amount
Limited partners’ interest in net income	$20,498

Basic net income per limited partner unit	$20,498	27,190	$0.75

Effect of dilutive restricted unit grants	—	—	—

Diluted net income per limited partner unit	$20,498	27,190	$0.75

	For The Six Months Ended June 30, 2003
	Income (Numerator)	Units (Denominator)	Per Unit Amount
Limited partners’ interest in net income	$47,506

Basic net income per limited partner unit	$47,506	27,190	$1.75

Effect of dilutive restricted unit grants	—	64	(.01)

Diluted net income per limited partner unit	$47,506	27,254	$1.74

Units reported as dilutive securities are related to restricted unit grants associated with the one-time initial public offering award (see Note 12 – Incentive Compensation).

15. Subsequent Events

In July 2003, the Partnership acquired certain rights pertaining to a refined products management business from Williams and its affiliates for $10.1 million plus inventory costs of approximately $5.2 million.

In August 2003, the Partnership entered into a new credit agreement with a syndicate of banks. This facility, which replaces the OLP term loan and revolving credit facility that matures on February 5, 2004, is initially comprised of a $90.0 million term loan and an $85.0 million revolving credit facility. Indebtedness under the term loan bears interest at the Eurodollar rate plus a margin of 2.4%, while indebtedness under the revolving credit facility bears interest at the Eurodollar rate plus a margin of 1.8%. The Partnership will also incur a commitment fee on the undrawn portion of the revolving credit facility. The facility provides for the establishment of up to $100.0 million in additional term loans, which would bear interest at a rate agreed to at the time of borrowing. The new term loan matures on August 6, 2008, with scheduled prepayments equal to 1% of the initial term loan balance due on August 6 of each year until maturity. The revolving credit facility terminates on August 6, 2007. Obligations under the facility are secured by the petroleum products terminals and ammonia pipeline system. Those entities are also guarantors of the Partnership’s obligations under the facility. Williams Pipe Line is a separate operating subsidiary of the Partnership and is not a guarantor under this facility.

In July, the Board of Directors of the Partnership’s General Partner approved 19,573 phantom units to be granted to certain individuals when they become employees of the Partnership or WEG Acquisitions. These grants will be made such that 4,850 units will vest on December 31, 2003, 5,026 units will vest on July 31, 2004, 4,850 units will vest on December 31, 2004 and 5,027 units will vest on July 31, 2005. There are no early vesting provisions associated with these awards except for in the event of a change in control of the General Partner.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto. Williams Energy Partners L.P. is a publicly traded limited partnership created to own, operate and acquire a diversified portfolio of energy assets. We are principally engaged in the transportation, storage and distribution of refined petroleum products and ammonia. Our current asset portfolio consists of:

•	a 6,700 mile refined petroleum products pipeline system (“Williams Pipe Line system”);

•	five marine terminal facilities;

•	23 inland terminals (some of which are partially owned); and

•	an ammonia pipeline system.

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

SIGNIFICANT EVENTS

On June 17, 2003, Williams sold its 54.6% interest in us to a new entity formed jointly by private equity firms Madison Dearborn Partners, LLC and Carlyle/Riverstone Global Energy and Power Fund II, L.P. (the “Buyer”). The equity firms acquired 1.1 million of our common units, 5.7 million subordinated units, 7.8 million Class B common units and 100% of the ownership interest in our general partner, WEG GP LLC (“General Partner”).

The close of this transaction resulted in the following items due to our separation from Williams:

•	based on previous agreements between Williams and us, Williams had responsibility for our general and administrative (“G&A”) costs over a specified cap, which escalated annually. As a result of the transaction, these agreements with Williams terminated. The new owners of the General Partner will continue to provide G&A services at costs equivalent to the cap during 2003. Beginning in 2004, the cap will escalate at 7% annually;

•	under the new organizational structure, total G&A costs, including those costs above the cap amount which will be reimbursed by the General Partner, will be recorded as our expense. Under the previous structure, only the G&A costs under the cap, which reflected our actual cash cost, were recorded as our expense. Actual cash G&A costs incurred by us will continue to be limited to the G&A cap and the amount of costs above the cap will be recorded as a capital contribution by the General Partner. For the 13-day period following the close of the transaction, we recorded incremental G&A expense of approximately $0.2 million. This additional G&A expense will not impact distributable cash or earnings per unit for the limited partners as the costs above the cap will be allocated entirely to the General Partner;

•	we recorded a $4.9 million liability during second-quarter 2003 for paid-time-off benefits associated with employees supporting us. Of this amount, $3.5 million was associated with operations employees and $1.4 million was attributable to G&A employees. This non-cash expense does not impact distributable cash;

•	during second-quarter 2003, we incurred costs of $0.6 million to prepare for our transition from Williams. During the remainder of 2003, we expect to incur additional one-time cash transition costs,

including both capital and expense items, of approximately $5 million associated with our separation. These costs will be funded out of our current cash balance; and

•	the environmental indemnifications from Williams associated with known environmental liabilities as of March 31, 2003 were assumed by Buyer. Therefore, after the close of the transaction, the $21.9 million environmental liability recorded in our financials that was indemnified by Williams as of March 31, 2003 is now indemnified by Buyer. We will seek reimbursement from Williams for environmental liabilities and environmental capital expenditures beyond the aforementioned indemnity that qualify for reimbursement.

Because the transaction involved a change in ownership of more than 50% of the partnership in one year:

•	federal tax laws require a modification to our 2003 taxable income. For 2003, we estimate the amount of income taxable to our unitholders will be approximately 75% of the cash distributed. We estimate the taxable income for the three-year period of 2004-2006 will average less than 20% of cash distributions; and

•	the vesting of the 2001 and 2002 long-term incentive compensation plans accelerated, resulting in additional incentive compensation expense of approximately $2.9 million during second-quarter 2003. Total incentive compensation expense for the three months ended June 30, 2003 was $4.9 million. We expect the related expense during the second-half of 2003 to be decreased by $1.3 million due to this accelerated vesting. Vesting of the units will not impact distributable cash.

RECENT DEVELOPMENTS

In July 2003, we acquired certain rights pertaining to a refined products management business from Williams and its affiliates for $10.1 million plus inventory costs of approximately $5.2 million.

On July 22, 2003, the board of directors of General Partner declared a quarterly cash distribution of $0.78 per unit for the period of April 1 through June 30, 2003. The second-quarter distribution represents a 4% increase over the first-quarter 2003 distribution and a 49% increase since our initial public offering in February 2001. The distribution will be paid on August 14, 2003 to unitholders of record at the close of business on August 1, 2003.

In connection with Williams’ sale of its interests in us, six of the seven directors resigned from our General Partner’s board of directors and four directors affiliated with WEG Acquisitions were appointed to our General Partner’s board. Two of these new directors were appointed to Class I of the board to serve until our 2003 annual meeting. In addition, on July 21, 2003, a fifth director, who is an independent director, was appointed to our General Partner’s board.

On August 6, 2003, we refinanced the OLP term loan and revolving credit facility. Please see Liquidity and Capital Resources below for further discussion.

On August 12, 2003, we announced that effective September 1, 2003, we will begin doing business as Magellan Midstream Partners, L.P. In addition, our common units will begin trading on the New York Stock Exchange under the ticker symbol “MMP” on that date.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

	Three Months Ended June 30,
	2002	2003
Financial Highlights (in millions)
Revenues:
Williams Pipe Line system transportation and related activities	$69.3	$72.3
Petroleum products terminals	19.8	19.9
Ammonia pipeline system	2.5	3.5

Revenues excluding product sales	91.6	95.7

	Three Months Ended June 30,
	2002	2003
Product sales	12.5	12.2

Total revenues	104.1	107.9
Operating expenses including environmental expenses net of indemnifications from Williams:
Williams Pipe Line system transportation and related activities	28.1	32.1
Petroleum products terminals	8.1	9.2
Ammonia pipeline system	1.1	1.1

Operating expenses excluding product purchases	37.3	42.4
Product purchases	12.0	12.0

Total operating expenses	49.3	54.4
Depreciation and amortization	8.6	8.9
Affiliate general and administrative expenses	9.5	16.5

Operating profit	$36.7	$28.1

Operating Statistics
Williams Pipe Line system:
Transportation revenue per barrel shipped (cents per barrel)	95.4	99.7
Transportation barrels shipped (million barrels)	59.5	59.0
Barrel miles (billions)	18.2	17.5
Petroleum products terminals:
Marine terminal facilities:
Average storage capacity utilized per month (barrels in millions) …	16.4	15.5
Throughput (barrels in millions)	5.4	5.4
Inland terminals:
Throughput (barrels in millions)	15.2	15.6
Ammonia pipeline system:
Volume shipped (tons in thousands)	134	189

Our revenues, excluding product sales, for the three months ended June 30, 2003 were $95.7 million compared to $91.6 million for the three months ended June 30, 2002, an increase of $4.1 million, or 4%. This increase was a result of:

•	an increase in Williams Pipe Line system transportation and related activities revenues of $3.0 million, or 4%. Transportation revenues increased between periods primarily due to higher transportation rates per barrel resulting from tariff increases during July 2002 and April 2003. Tariff adjustments generally occur during July of each year, as allowed by the Federal Energy Regulatory Commission (FERC). However, the April 2003 increase was allowed by the FERC due to a subsequent change to the mid-year FERC-defined tariff calculation. Further, increased rates for data services as well as fees associated with our operation of the Rio Grande pipeline resulted in additional revenue;

•	an increase in petroleum products terminals revenues of $0.1 million primarily due to increased throughput at our inland terminals as affiliate volumes were replaced with third-party customers. Reduced utilization of our Gulf Coast marine facilities resulting from demolition of inefficient tankage and temporary foreign supply disruptions was offset by increased ancillary revenues at our New Haven facility; and

•	an increase in ammonia pipeline system revenues of $1.0 million, or 40%, primarily due to significantly increased transportation volumes. Farmland Industries, Inc. (“Farmland”), a former shipper on the system, filed for bankruptcy in May 2002. Effective June 2003, Koch Nitrogen Company has replaced Farmland as a customer on the ammonia pipeline system.

Operating expenses including environmental expenses net of environmental indemnifications from Williams and excluding product purchases were $42.4 million for the three months ended June 30, 2003, compared to $37.3 million for the three months ended June 30, 2002, an increase of $5.1 million, or 14%. Of this increase, $3.5 million was associated with the paid-time-off liability recorded as part of the ownership transition. By business line, this increase was a result of:

•	an increase in Williams Pipe Line system expenses of $4.0 million, or 14%, primarily due to a $2.5 million paid-time-off benefits accrual. Operating expenses further increased due to higher power rates. A property adjustment for retired assets was offset by reduced pipeline lease expenses, which represented fees paid to connecting pipelines to move a customer’s product from either its origin or to its ultimate destination; and

•	an increase in petroleum products terminals expenses of $1.1 million, or 14%, primarily due to a $1.0 million paid-time-off benefits accrual. Increased litigation costs were primarily offset by lower maintenance fees due to the timing of tank inspections and cleaning.

Revenues from product sales were $12.2 million for the three months ended June 30, 2003, while product purchases were $12.0 million, resulting in a net margin of $0.2 million in 2003. The 2003 net margin represents a decrease of $0.3 million compared to a net margin in 2002 of $0.5 million resulting from product sales for the three months ended June 30, 2002 of $12.5 million and product purchases of $12.0 million. Reduced fractionation volumes and a less favorable pricing environment resulted in the reduced margin in 2003.

Depreciation and amortization expense for the three months ended June 30, 2003 was $8.9 million, representing a $0.3 million increase from 2002 at $8.6 million. The additional depreciation was primarily associated with capital improvements.

G&A expenses for the three months ended June 30, 2003 were $16.5 million compared to $9.5 million for the three months ended June 30, 2002, an increase of $7.0 million, or 74%. Of this increase, $4.9 million was associated with transition costs resulting from the change in majority ownership of our partnership during second-quarter 2003 as follows:

•	$1.4 million was related to recording a paid-time-off benefits liability associated with G&A employees;

•	$2.9 million was associated with the early vesting of units granted under our 2001 and 2002 long-term incentive compensation plan resulting from the change in control of General Partner;

•	$0.6 million was associated with our transition from Williams. As a result of the change in ownership, we will be separating our general and administrative functions from Williams; and

•	the remainder of the G&A increase is largely due to the impact of our higher unit price on G&A incentive compensation expense since the announcement of the new ownership which resulted in higher long-term incentive compensation accruals during 2003.

Net interest expense for the three months ended June 30, 2003 was $8.5 million compared to $6.6 million for the three months ended June 30, 2002. The increase in interest expense was primarily related to the long-term debt financing of Williams Pipe Line. The weighted average interest rate on our borrowings increased from 4.1% in 2002 to 6.2% in 2003, while the average debt outstanding declined from $677.6 million in 2002 to $570.0 million in 2003.

Other expense declined from $4.9 million in second-quarter 2002 to $0.8 million in second-quarter 2003 due to reduced debt amortization expense. During the 2002 period, the short-term debt associated with our acquisition of the Williams Pipe Line system was outstanding with related debt costs amortized over a compressed 6-month period. Our subsequent long-term debt financing costs are amortized over the 5-year life of the notes.

We do not pay income taxes because we are a partnership. However, Williams Pipe Line was subject to income taxes prior to our acquisition of it on April 11, 2002. Taxes on these earnings were at income tax rates of approximately 38% for the initial eleven days of April 2002 based on the effective income tax rate for Williams as a result of Williams’ tax-sharing arrangement with its subsidiaries. The effective income tax rate exceeded the U.S. federal statutory income tax rate primarily due to state income taxes.

Net income for the three months ended June 30, 2003 was $18.9 million compared to $24.6 million for the three months ended June 30, 2002. Our earnings decreased primarily due to one-time transition costs associated with the second-quarter 2003 change in majority ownership of us, which resulted in $8.4 million of transitional expenses during the current period. The Williams Pipe Line system benefited from higher transportation tariffs, and the ammonia pipeline system transportation volumes increased. Net interest expense increased $1.9 million during the current period, which more than offset by $4.2 million lower debt amortization costs resulting from the late 2002 long-term debt financing associated with the Williams Pipe Line acquisition. Income taxes decreased $0.5 million as a result of Williams Pipe Line being included in our partnership structure effective April 11, 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

	Six Months Ended June 30,
	2002	2003
Financial Highlights (in millions)
Revenues:
Williams Pipe Line system transportation and related activities	$126.0	$137.0
Petroleum products terminals	39.6	41.3
Ammonia pipeline system	6.9	5.1

Revenues excluding product sales and affiliate management fees	172.5	183.4
Product sales	34.1	44.2
Affiliate management fees	0.2	—

Total revenues	206.8	227.6
Operating expenses including environmental expenses net of indemnifications from Williams:
Williams Pipe Line system transportation and related activities	52.7	57.4
Petroleum products terminals	15.5	16.8
Ammonia pipeline system	2.2	2.2

Operating expenses excluding product purchases	70.4	76.4
Product purchases	30.4	39.8

Total operating expenses	100.8	116.2
Depreciation and amortization	17.6	18.3
Affiliate general and administrative expenses	23.0	26.9

Operating profit	$65.4	$66.2

Operating Statistics
Williams Pipe Line system:
Transportation revenue per barrel shipped (cents per barrel)	92.1	98.9
Transportation barrels shipped (million barrels)	111.6	111.7
Barrel miles (billions)	32.7	33.3
Petroleum products terminals:
Marine terminal facilities:
Average storage capacity utilized per month (barrels in millions)	16.3	15.7
Throughput (barrels in millions)	10.4	10.4
Inland terminals:
Throughput (barrels in millions)	29.1	28.3
Ammonia pipeline system:
Volume shipped (tons in thousands)	391	236

Our revenues, excluding product sales and affiliate management fees, for the six months ended June 30, 2003 were $183.4 million compared to $172.5 million for the six months ended June 30, 2002, an increase of $10.9 million, or 6%. This increase was a result of:

•	an increase in Williams Pipe Line system transportation and related activities revenues of $11.0 million, or 9%. Transportation revenues increased between periods primarily due to higher transportation rates per barrel resulting from tariff increases during July 2002 and April 2003 and our customers transporting products longer distances. Tariff adjustments generally occur during July of each year, as allowed by the FERC. However, the April 2003 increase was allowed by the FERC due to a change to the mid-year FERC-defined tariff calculation. The longer hauls resulted primarily from supply shifts within our pipeline system caused by temporary reductions of refinery production at certain origin points. Further, increased revenues from data services as well as higher capacity lease utilization and other ancillary fees benefited the current year;

•	an increase in petroleum products terminals revenues of $1.7 million, or 4%, primarily due to a contract settlement associated with the early termination of a former affiliate’s storage agreement at our Galena Park facility during the first quarter of 2003. Reduced throughput at our inland terminals resulting from lower affiliate volumes was partially overcome by higher average revenues per barrel for our terminals services; and

•	a decrease in ammonia pipeline system revenues of $1.8 million, or 26%, primarily due to significantly reduced transportation volumes during the first quarter of 2003 resulting from extremely high prices for natural gas, the primary component in the production of ammonia.

Operating expenses including environmental expenses net of environmental indemnifications from Williams and excluding product purchases were $76.4 million for the six months ended June 30, 2003 compared to $70.4 million for the six months ended June 30, 2002, an increase of $6.0 million, or 9%. Of this increase, $3.5 million was associated with the paid-time-off liability recorded as part of the ownership transition. By business line, this increase was a result of:

•	an increase in Williams Pipe Line system expenses of $4.7 million, or 9%, primarily due to a $2.5 million paid-time-off benefits accrual. Operating expenses further increased due to higher power rates and increased expenses associated with the ongoing implementation of our system integrity plan, partially offset by reduced expenses resulting from inventory valuation; and

•	an increase in petroleum products terminals expenses of $1.3 million, or 8%, primarily due to a $1.0 million paid-time-off benefits accrual. Increased litigation costs, insurance premiums and ad valorem taxes were primarily offset by lower maintenance fees in part due to the timing of tank inspections and cleaning.

Revenues from product sales were $44.2 million for the six months ended June 30, 2003, while product purchases were $39.8 million, resulting in a net margin of $4.4 million in 2003. The 2003 net margin represents an increase of $0.7 million compared to a net margin in 2002 of $3.7 million resulting from product sales for the six months ended June 30, 2002 of $34.1 million and product purchases of $30.4 million. The net margin increased between periods due to the sale of product overages during a high pricing environment in the first quarter of 2003. This increase was partially offset by reduced refined products margins as we had performed this service for an affiliate of Williams for an annual fee since acquiring the Williams Pipe Line system in April 2002. Effective July 2003, we will resume performing this function on a margin basis. Please see Recent Developments above for further discussion.

Affiliate management fee revenues for the six months ended June 30, 2003 were zero compared to $0.2 million for the six months ended June 30, 2002. Historically, Williams Pipe Line received a fee to manage Longhorn Partners Pipeline. Prior to our acquisition of Williams Pipe Line, this agreement was transferred to a wholly owned subsidiary of Williams.

Depreciation and amortization expense for the six months ended June 30, 2003 was $18.3 million, representing a $0.7 million increase from 2002 at $17.6 million. The additional depreciation was primarily due to an adjustment associated with certain previously unrecorded ammonia assets that were jointly owned with an affiliate entity.

G&A expenses for the six months ended June 30, 2003 were $26.9 million compared to $23.0 million for the six months ended June 30, 2002, an increase of $3.9 million. Of this increase, $4.9 million was associated with transition costs resulting from the change in majority ownership of our partnership during second-quarter 2003 as follows:

•	$1.4 million was related to recording a paid-time-off benefits liability associated with G&A employees;

•	$2.9 million was associated with the early vesting of units granted under our 2001 and 2002 long-term incentive compensation plan resulting from the change in control of General Partner; and

•	$0.6 million was associated with the separation of our general and administrative functions from Williams.

These increases were partially reduced by lower expenses due to the G&A cap compared to the previous period as the cap did not apply to the Williams Pipe Line system until we acquired it during April 2002.

Net interest expense for the six months ended June 30, 2003 was $17.0 million compared to $7.4 million for the six months ended June 30, 2002. The increase in interest expense was primarily related to the long-term debt financing of Williams Pipe Line. The weighted average interest rate on our borrowings increased from 3.7% in 2002 to 6.3% in 2003, and the average debt outstanding increased from $480.1 million in 2002 to $570.0 million in 2003.

Other expense declined from $4.0 million in 2002 to $1.3 million in 2003 primarily due to reduced debt amortization expense. During the 2002 period, the short-term debt associated with our acquisition of Williams Pipe Line was outstanding with related debt costs amortized over a compressed 6-month period. Our subsequent long-term debt financing costs are amortized over the 5-year life of the notes.

We do not pay income taxes because we are a partnership. However, Williams Pipe Line was subject to income taxes prior to our acquisition of it on April 11, 2002. Taxes on these earnings were at income tax rates of approximately 38% for the period prior to our ownership based on the effective income tax rate for Williams as a result of Williams’ tax-sharing arrangement with its subsidiaries. The effective income tax rate exceeds the U.S. federal statutory income tax rate primarily due to state income taxes.

Net income for the six months ended June 30, 2003 was $47.9 million compared to $45.8 million for the six months ended June 30, 2002. Our earnings increased primarily due to higher transportation revenues from our petroleum products pipeline system and the elimination of income taxes due to the partnership structure. These favorable items were partially offset by the $8.4 million of one-time transition costs associated with the second-quarter 2003 change in majority ownership of us and increased interest expense during the current period associated with the long-term debt financing of the Williams Pipe Line acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

Net cash provided by operating activities was $54.8 million for the six months ended June 30, 2003 and $67.9 million for the six months ended June 30, 2002. The decrease was primarily due to changes in components of operating assets and liabilities. Significant changes in working capital included:

•	an increase of receivables of $3.8 million in 2003 compared to an increase of $11.9 million in 2002. As part of our acquisition of Williams Pipe Line in 2002, Williams retained $15.0 million of its accounts receivables. Therefore, the accounts receivables increased during 2002 as they were replaced as part of the ongoing operations of that business;

•	payment of $7.3 million of outstanding obligations that had accrued at the end of 2002;

•	an $8.1 million increase in affiliate accounts payable as of June 30, 2002 due to cash being received by us belonging to an affiliate of Williams and due to amounts owed to Williams as a working capital adjustment in connection with our acquisition of Williams Pipe Line from Williams; and

•	payment of $3.8 million of long-term incentive compensation awards that had been accrued at the end of 2002 as a result of Williams’ sale of its interests in us on June 17, 2003.

Net cash used by investing activities for the six months ended June 30, 2003 was $9.5 million, compared to $706.9 million during the 2002 period. Investing activities during 2002 include the acquisition of Williams Pipe Line and a natural gas liquids pipeline. Maintenance capital expenditures during 2003 were $5.7 million compared with $12.7 million during 2002. Please see Capital Requirements below for more discussion of capital expenditures.

Net cash used by financing activities was $39.3 million for the six months ended June 30, 2003 compared to net cash provided by financing of $668.2 million for the six months ended 2002. Cash used in 2003 was for the payment of cash distributions to our unitholders. Cash received in 2002 included proceeds from debt and equity issued to finance the acquisition of the Williams Pipe Line system.

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

Williams has agreed to reimburse us for maintenance capital expenditures incurred in 2003 and 2004 in excess of $19.0 million per year related to the Williams Pipe Line system, subject to a maximum combined reimbursement for all years of $15.0 million. Our maintenance capital expenditure expectations related to the Williams Pipe Line system are less than $19.0 million per year, and we do not anticipate reimbursement from Williams.

We expect to incur maintenance capital expenditures for 2003 for all of our businesses of approximately $20.0 million. In addition, as part of the change in majority ownership of our partnership, we will incur one-time maintenance capital charges associated with the separation of our computer systems from Williams. We expect our cash outlays for this transition capital to be less than $5.0 million.

In addition to maintenance capital expenditures, we also incur payout capital expenditures at our existing facilities for expansion and upgrade opportunities. During the second quarter of 2003, we spent $1.9 million of payout capital. Based on projects currently in process, we plan to spend approximately $12.0 million of additional payout capital during the second half of 2003. This amount does not include capital expenditures that may be made in connection with any future acquisitions or projects that have not yet been started. We expect to fund our payout capital expenditures, including any acquisitions, from:

•	cash provided by operations;

•	borrowings under the revolving credit facility discussed below and other borrowings; and

•	the issuance of additional common units.

If capital markets tighten and we are unable to fund these expenditures, our business may be adversely affected and we may not be able to acquire additional assets and businesses.

Liquidity

Williams Pipe Line Senior Secured Notes. In connection with the financing of the Williams Pipe Line system acquisition, we and our subsidiary, Williams Pipe Line Company, entered into a note purchase agreement on October 1, 2002. We made two borrowings under this agreement. The first borrowing for $420.0 million was used to repay the Williams Pipe Line short-term loan and related debt placement fees. The second borrowing was for $60.0 million and was used primarily to repay the outstanding acquisition sub-facility of the OLP term loan and credit facility, described below.

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

In the event of a change in control of the General Partner, each holder of the notes has 30 days within which they could exercise a right to put their notes to Williams Pipe Line unless the new owner of the General Partner has: (i) a net worth of at least $500.0 million and (ii) long-term unsecured debt rated as investment grade by both Moody’s Investor Service Inc. and Standard & Poor’s Rating Service. For these notes, a change in control is defined as the acquisition by any person of 50% or more of the interest in our General Partner. The holders of the Williams Pipe Line Senior Secured Notes waived their put rights with respect to the recent change in control of our General Partner.

OLP term loan and revolving credit facility. Subsequent to the closing of our initial public offering on February 9, 2001, we relied on cash generated from operations as our primary source of funding, except for payout capital expenditures. Additional funding requirements have been met by a $175.0 million credit facility of Williams OLP, L.P., parent to our petroleum products terminals and ammonia pipeline system. This credit facility was comprised of a $90.0 million term loan and an $85.0 million revolving credit facility. The revolving credit facility was comprised of a $73.0 million acquisition sub-facility and a $12.0 million working capital sub-facility. Indebtedness under this credit facility bore interest at the Eurodollar rate plus an applicable margin that ranged from 1.0% to 1.5%. We also incurred a commitment fee on the unused portions of the credit facility. As of June 30, 2003, the $90.0 million term loan was outstanding with the entire $85.0 million revolving credit facility available for future borrowings.

Under terms of this facility, a change in control whereby Williams and its affiliates owned less than 100% of the General Partner’s equity was an event of default, in which case the maturity date of the outstanding amounts under this facility could be accelerated by the lenders in the facility. The lenders waived their rights to accelerate the maturity date of the facility with respect to the recent change in control of our General Partner.

This facility, which was due to mature on February 5, 2004, was repaid in full on August 6, 2003, with the proceeds from borrowings under the term loan of the credit facility described below.

Williams Energy Partners term loan and revolving credit facility

On August 6, 2003, we entered into a new credit agreement with a syndicate of banks. This facility, which replaces the OLP term loan and revolving credit facility discussed above, is initially comprised of a $90.0 million term loan and an $85.0 million revolving credit facility. Indebtedness under the term loan bears interest at the Eurodollar rate plus a margin of 2.4%, while indebtedness under the revolving credit facility bears interest at the Eurodollar rate plus a margin of 1.8%. We also incur a commitment fee on the un-drawn portion of the revolving credit facility. The facility provides for the establishment of up to $100.0 million in additional term loans, which would bear interest at a rate agreed to at the time of borrowing. The term loan matures on August 6, 2008, with scheduled prepayments equal to 1.0% of the initial term loan balance due on August 6 of each year until maturity. The revolving credit facility terminates on August 6, 2007.

Obligations under the facility are secured by our partnership interests in our petroleum products terminals and ammonia pipeline system. Those entities are also guarantors of our obligations under the facility. Williams Pipe Line is a separate operating subsidiary of ours and is not a guarantor under this facility.

Under the terms of this facility, a change in control will result in an event of default, in which case the maturity date of the obligations under the facility may be accelerated. For this facility, a change in control is defined in a variety of ways, each of which involve the Buyer no longer maintaining majority control of the management of us and our General Partner.

This facility contains various operational and financial covenants and we are in compliance with all of these covenants.

Debt-to-Total Capitalization – The ratio of debt-to-total capitalization is a measure frequently used by the financial community to assess the reasonableness of a company’s debt levels compared to total capitalization, calculated by adding total debt and total partners’ capital. Based on the figures shown in our balance sheet, debt-to-total capitalization is 54% at June 30, 2003. Because accounting rules required the acquisition of the Williams Pipe Line system to be recorded at historical book value due to the affiliate nature of the transaction, the $474.5 million difference between the purchase price and book value at the time of the acquisition was recorded as a decrease to General Partner’s capital account, thus lowering our overall partners’ capital by that amount. If Williams Pipe Line had been purchased from a third party, the asset would have been recorded at market value, resulting in a debt-to-total capitalization of 37%. This non-GAAP pro forma debt-to-total capitalization ratio is presented in order to provide our investors with an understanding of what our debt-to-total capitalization position would have been had we made a similar acquisition from a third-party entity. We believe this presentation is important in assessing our debt-to-total capitalization ratio to that of other entities.

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

In conjunction with our initial public offering and our acquisition of Williams Pipe Line, we received indemnifications from Williams for environmental liabilities resulting from events that occurred prior to our ownership of these assets. The specific indemnifications are described in more detail in the following paragraphs.

As part of Williams’ sale of its interests in our partnership, the Buyer agreed to assume those environmental liabilities that were accrued on our Consolidated Balance Sheet at March 31, 2003 and that were covered by the Williams indemnifications. Therefore, $21.9 million of environmental liabilities accrued on our Consolidated Balance Sheet on March 31, 2003 will be indemnified by the new owners rather than Williams. To the extent the indemnity claims against WEG Acquisitions are not $21.9 million and to the extent no other indemnity obligations exist with Williams, WEG Acquisitions will pay to Williams the remaining difference between $21.9 million and the indemnity claims paid by WEG Acquisitions. For any subsequent environmental liabilities and capital expenditures that qualify for reimbursement under the indemnifications, we will seek reimbursement from Williams.

As part of our initial public offering, Williams agreed to indemnify us against environmental liabilities for the petroleum products terminals and ammonia pipeline system owned at that time. The indemnification covers up to $15.0 million resulting from events that arose prior to February 9, 2001, become known within 3 years and exceed all amounts recovered or recoverable by us under contractual indemnities from third parties or under any applicable insurance policies. As of June 30, 2003, we had collected $1.7 million against this indemnity and had recorded $3.2 million of environmental liabilities associated with our petroleum products terminals and ammonia pipeline system, substantially all of which were covered by this indemnification. Management estimates that these expenditures for environmental remediation liabilities will occur over the next five years.

In connection with our acquisition of Williams Pipe Line on April 11, 2002, WES agreed to indemnify us for losses and damages related to breaches of environmental representations and warranties and the failure to comply with environmental laws prior to closing in excess of $2.0 million up to a maximum of $125.0 million. This $125.0 million will also cover claims made by us for breaches of other representations and warranties. The environmental indemnification obligation applies to liabilities that resulted from events which occurred prior to the closing of our acquisition of the Williams Pipe Line system and which are discovered within six years of closing. Williams has provided a performance guarantee for these environmental indemnities. As of June 30, 2003, we had collected $3.3 million on this indemnification and had accrued environmental remediation liabilities associated with Williams Pipe Line of $17.9 million. Management estimates that these expenditures will occur over the next five years. Of these environmental liabilities, $0.5 million are expected to be recoverable under this indemnification from Williams. Of the $17.9 million of accrued environmental remediation liabilities, $17.4 million will be recoverable from the Buyer.

As part of the sales transaction between Williams and the Buyer, Williams agreed to indemnify us for losses and damages related to breaches of environmental representations and warranties and the failure to comply with environmental laws prior to the closing up to a maximum of $175.0 million to the extent those losses and damages are not already covered by the indemnifications described above. Williams has provided to us a performance guarantee for these environmental indemnities. As of June 30, 2003, we had accrued $0.7 million associated with this indemnity. We have not yet collected any amounts from Williams associated with this indemnity. This $175.0 million indemnity will also cover claims made by us for breaches of other representations and warranties.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is not expected to have an impact on our financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition all provisions of this Statement should be applied prospectively. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Partnership anticipates certain hedging activities associated with its refined products management business, which it acquired from Williams in July 2003 (See Note 15 – Subsequent Events); however, application of this Statement is not expected to have a material impact on our financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not engage in interest rate or foreign currency exchange rate hedging transactions.

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk. Debt we incur under our credit facility and our Floating Rate Series A Senior Secured notes bear variable interest based on the Eurodollar rate. If the Eurodollar changed by 0.125%, our annual interest obligations associated with the $90.0 million of outstanding borrowings under the term loan and revolving credit facility at June 30, 2003, and the $178.0 million of outstanding borrowings under the Floating Rate Series A Senior Secured Notes would change by approximately $0.3 million. Unless interest rates change significantly in the future, our exposure to interest rate market risk is minimal.

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

The Partnership’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Partnership’s disclosure controls or its internal controls over financial reporting (internal controls) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Partnership monitors its disclosure controls and internal controls and makes modifications as necessary; the Partnership’s intent in this regard is that the disclosure controls and the internal controls will be maintained as systems change and conditions warrant.

There has been no change in the Partnership’s internal controls that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal controls.

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

The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

•	price trends and overall demand for natural gas liquids, refined petroleum products, natural gas, oil and ammonia in the United States;
•	weather patterns materially different than historical trends;
•	development of alternative energy sources;
•	changes in demand for storage in our petroleum products terminals;
•	changes in our tariff rates implemented by the Federal Energy Regulatory Commission and the United States Surface Transportation Board;
•	shut-downs or cutbacks at major refineries, petrochemical plants, ammonia production facilities or other businesses that use or supply our services;
•	changes in the throughput on petroleum products pipelines owned and operated by third parties and connected to our petroleum products terminals;
•	loss of one or more of our three customers on our ammonia pipeline system;
•	changes in the federal government’s policy regarding farm subsidies, which could negatively impact the demand for ammonia and reduce the amount of ammonia transported through our ammonia pipeline system;
•	an increase in the competition our operations encounter;
•	the occurrence of an operational hazard or unforeseen interruption for which we are not adequately insured;
•	our ability to integrate any acquired operations into our existing operations;
•	our ability to successfully identify and close strategic acquisitions and make cost saving changes in operations;
•	changes in general economic conditions in the United States;
•	changes in laws and regulations to which we are subject, including tax and state tax withholding issues, safety, environmental and employment laws and regulations;
•	the cost and effects of legal and administrative claims and proceedings against us or our subsidiaries;
•	the amount of our indebtedness, which could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds, place us at competitive disadvantages compared to our competitors that have less debt or have other adverse consequences;
•	the condition of the capital markets and equity markets in the United States;
•	the ability to raise capital in a cost-effective way;
•	the effect of changes in accounting policies;
•	the ability to manage rapid growth;
•	Williams’ ability to perform on its environmental and rights-of-way indemnifications to us;
•	supply disruption; and
•	global and domestic economic repercussions from terrorist activities and the government’s response thereto.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to various legal actions that have arisen in the ordinary course of our business. We do not believe that the resolution of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 3.1— Second Amendment to Limited Liability Company Agreement of WEG GP LLC dated as of June 17, 2003 (incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed June 17, 2003).

Exhibit 3.2— Third Amendment to Limited Liability Company Agreement of WEG GP LLC dated as of June 17, 2003 (incorporated by reference from Exhibit 3.2 to Current Report on Form 8-K filed June 17, 2003).

Exhibit 10.1— Purchase Agreement dated April 18, 2003 by and among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (incorporated by reference from Exhibit 99.1 to the Current Report of Form 8-K filed April 21, 2003 by The Williams Companies, Inc., File No. 1-4714).

Exhibit 10.2— Amendment No. 1 dated as of May 5, 2003 to Purchase Agreement dated as of April 18, 2003 by and among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc., Williams GP LLC and WEG Acquisitions, L.P. (incorporated by reference from Exhibit 99.1 to Current Report on Form 8-K filed June 17, 2003).

Exhibit 10.3— New Omnibus Agreement dated as of June 17, 2003 by and among WEG Acquisitions, L.P., Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and The Williams Companies, Inc. (incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed June 17, 2003).

Exhibit 10.4— Services Agreement dated as of June 17, 2003 among Williams Petroleum Services, LLC, Williams Alaska Pipeline Company, LLC and Williams Pipe Line Company, LLC (incorporated by reference from Exhibit 10.5 to Current Report on Form 8-K filed June 17, 2003).

Exhibit 10.5— Services Agreement dated as of June 17, 2003 among WEG GP LLC, Williams Energy Partners L.P. and WEG Acquisitions, L.P. (incorporated by reference from Exhibit 10.6 to Current Report on Form 8-K filed June 17, 2003).

Exhibit 10.6— ATLAS 2000 System Assignment, Contribution and License Agreement between Williams Energy Services, LLC and Williams Energy Partners L.P. (incorporated by reference from Exhibit 10.4 to Current Report on Form 8-K filed June 17, 2003).

Exhibit 10.7— Amendment No. 1 dated as of May 30, 2003 to Note Purchase Agreement dated October 1, 2002 by and among the Holders (as defined therein), Williams Pipe Line Company, LLC, Williams Energy Partners L.P. and WEG GP LLC (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed June 17, 2003).

Exhibit 10.8— Third Amendment to Credit Agreement dated as of June 3, 2003 among Williams OLP, L.P., as Borrower, Williams NGL, LLC, Williams Pipelines Holdings, L.P., Williams Terminals Holdings, L.P. and Williams Ammonia Pipeline, L.P., as Guarantors, (iii) Bank of America, N.A., as Administrative Agent, and (iv) the Lenders party thereto (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed June 17, 2003).

Exhibit 31.1— Certification of Don R. Wellendorf, principal executive officer.

Exhibit 31.2— Certification of John D. Chandler, principal financial officer.

Exhibit 32.1— Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

Exhibit 32.2— Section 1350 Certification of John D. Chandler, Chief Financial Officer.

(b)	Reports on Form 8-K:

On April 21, 2003, the Partnership reported on Form 8-K that Williams had agreed to sell its 54.6 percent interest in the Partnership to a new entity formed jointly by private equity firms Madison Dearborn Partners, LLC and Carlyle/Riverstone Global Energy and Power Fund II, L.P. The Partnership reported that the transaction was expected to close in May 2003.

On April 28, 2003, the Partnership’s earnings for the three months ended March 31, 2003 and 2002 were reported on Form 8-K. The Partnership further reported the non-GAAP financial measures included with its first quarter 2003 earnings report.

On June 17, 2003, the Partnership reported on Form 8-K that the sale of Williams’ 54.6 percent interest in the Partnership to a new entity formed by private equity firms Madison Dearborn Partners, LLC and Carlyle/Riverstone Global Energy and Power Fund II, L.P. was consummated.

On July 28, 2003, the Partnership’s earnings for the three and six months ended June 30, 2003 and 2002 were reported on Form 8-K. The Partnership further reported the non-GAAP financial measures included with its second quarter 2003 earnings report.

On August 7, 2003, the Partnership reported on Form 8-K that the Partnership had entered into an agreement for a new term loan and revolving credit facility.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 14, 2003.

WILLIAMS ENERGY PARTNERS L.P.

By:	WEG GP LLC
its General Partner

/s/ John D. Chandler
John D. Chandler Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification pursuant Section 302 of the Sarbanes-Oxley Act of 2002 by Don R. Wellendorf, President and Chief Executive Officer of WEG GP LLC

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by John D. Chandler, Chief Financial Officer and Treasurer of WEG GP LLC

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Don R. Wellendorf, President and Chief Executive Officer of WEG GP LLC

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John D. Chandler, Chief Financial Officer and Treasurer of WEG GP LLC