Form 10-Q
period 2003-09-30
MAGELLAN MIDSTREAM PARTNERS LP
filed 2003-11-10
CIK 1126975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No.: 1-16335

Magellan Midstream Partners, L.P.

(Exact name of registrant as specified in its charter)

Delaware	73-1599053
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Williams Center, P.O. Box 22186, Tulsa, Oklahoma 74171-2186

(Address of principal executive offices and zip code)

(918) 574-7000

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

As of November 7, 2003, there were outstanding 13,679,694 common units 7,830,924 Class B common units and 5,679,694 subordinated units.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Transportation and terminals revenues:
Third party	$85,386	$97,785	$240,940	$268,093
Affiliate	8,560	—	24,966	13,122
Product sales revenues:
Third party	13,310	24,391	29,941	67,811
Affiliate	6,120	—	24,091	790
Affiliate management fee revenues	—	—	210	—

Total revenues	113,376	122,176	320,148	349,816
Costs and expenses:
Operating	42,317	46,535	111,328	122,244
Environmental	11,121	7,186	13,591	9,137
Environmental reimbursements	(10,929)	(7,358)	(12,052)	(8,616)
Product purchases	18,039	21,170	48,463	61,021
Depreciation and amortization	8,753	8,994	26,345	27,256
General and administrative	9,776	13,802	32,731	40,725

Total costs and expenses	79,077	90,329	220,406	251,767

Operating profit	34,299	31,847	99,742	98,049
Interest expense:
Third party	6,467	9,734	14,190	27,264
Affiliate	—	—	407	—
Interest income	(192)	(996)	(937)	(1,550)
Debt placement fee amortization	2,191	838	7,221	2,147
Other income	—	—	(1,048)	—

Income before income taxes	25,833	22,271	79,909	70,188
Provision for income taxes	—	—	8,322	—

Net income	$25,833	$22,271	$71,587	$70,188

Allocation of net income:
Portion applicable to period after April 11, 2002 as it relates to the operations of the petroleum products pipeline system:
Limited partners’ interest	$24,428	$22,705	$55,414	$70,211
General partner’s interest	1,405	(434)	2,728	(23)

Portion applicable to partners’ interests	25,833	22,271	58,142	70,188
Portion applicable to non-partnership interests	—	—	13,445	—

Net income	$25,833	$22,271	$71,587	$70,188

Basic net income per limited partner unit	$0.90	$0.84	$2.75	$2.58

Weighted average number of limited partner units outstanding used for basic net income per unit calculation	27,190	27,190	20,131	27,190

Diluted net income per limited partner unit	$0.90	$0.84	$2.75	$2.58

Weighted average number of limited partner units outstanding used for diluted net income per unit calculation	27,247	27,190	20,185	27,233

See accompanying notes.

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2002	September 30, 2003
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,151	$78,824
Restricted cash	4,942	16,513
Accounts receivable (less allowance for doubtful accounts of $455 and $457 at September 30, 2003 and December 31, 2002, respectively)	23,262	29,117
Other accounts receivable	1,395	11,826
Affiliate accounts receivable	15,608	8,988
Inventory	5,224	17,062
Other current assets	3,640	6,858

Total current assets	129,222	169,188
Property, plant and equipment, at cost	1,334,527	1,372,097
Less: accumulated depreciation	401,396	429,513

Net property, plant and equipment	933,131	942,584
Goodwill (less accumulated amortization of $141 at September 30, 2003 and December 31, 2002)	22,295	32,157
Other intangibles (less accumulated amortization of $297 at both September 30, 2003 and December 31, 2002)	2,432	1,932
Long-term affiliate receivables	11,656	13,516
Long-term receivables	9,268	9,903
Debt placement costs (less accumulated amortization of $2,079 and $960 at September 30, 2003 and December 31, 2002, respectively)	10,543	11,068
Other noncurrent assets	1,812	2,972

Total assets	$1,120,359	$1,183,320

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$16,967	$23,214
Affiliate accounts payable	10,123	63
Cash overdrafts	1,967	—
Accrued affiliate payroll and benefits	6,308	12,344
Accrued taxes other than income	13,697	14,794
Accrued interest payable	4,065	16,363
Environmental liabilities	10,359	12,388
Deferred revenue	11,550	13,158
Accrued product purchases	2,925	7,958
Current portion of long-term debt	—	900
Other current liabilities	3,933	5,356

Total current liabilities	81,894	106,538
Long-term debt	570,000	569,100
Long-term affiliate payable	4,293	996
Other deferred liabilities	488	1,456
Environmental liabilities	11,927	13,976
Commitments and contingencies
Partners’ capital:
Partners’ capital	452,728	492,075
Accumulated other comprehensive loss	(971)	(821)

	451,757	491,254

Total liabilities and partners’ capital	$1,120,359	$1,183,320

See accompanying notes.

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2003
Operating Activities:
Net income	$71,587	$70,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,345	27,256
Debt placement fee amortization	7,221	2,147
Deferred compensation expense	1,857	996
Deferred income taxes	1,641	—
(Gain)/loss on sale and abandonment of assets	(1,032)	2,721
Changes in components of operating assets and liabilities excluding certain assets and liabilities of Magellan Pipeline Company excluded as part of its acquisition:
Accounts receivable and other accounts receivable	(8,645)	(11,512)
Affiliate accounts receivable	(4,140)	5,711
Inventories	5,864	(6,610)
Accounts payable	(3,285)	5,742
Affiliate accounts payable	(1,533)	(10,171)
Accrued income taxes due affiliate	487	—
Accrued payroll and benefits	1,230	5,527
Accrued taxes other than income	3,806	1,097
Accrued interest payable	(152)	12,298
Restricted cash	—	(11,571)
Long-term affiliate receivables	(8,225)	(1,860)
Current and noncurrent environmental liabilities	8,154	4,078
Other current and noncurrent assets and liabilities	(4,954)	(30)

Net cash provided by operating activities	96,226	96,007
Investing Activities:
Additions to property, plant and equipment	(25,644)	(19,908)
Purchase of businesses	(692,493)	(15,328)
Proceeds from sale of assets	1,367	4,074
Payment of acquisition deposit	(6,000)	—
Other	(62)	—

Net cash used by investing activities	(722,832)	(31,162)
Financing Activities:
Distributions paid	(27,959)	(66,003)
Borrowings under credit facility	8,500	90,000
Borrowings under short-term note	700,000	—
Payments on credit facility	—	(90,000)
Payments on short-term note	(289,000)	—
Capital contributions by affiliate	17,051	7,353
Sales of common units to public (less underwriters’ commissions)	284,568	—
Debt placement costs	(7,087)	(2,672)
Payment on affiliate note payable	(29,780)	—
Payment of interest rate hedge	(995)	—
Other	35	150

Net cash provided (used) by financing activities	655,333	(61,172)

Change in cash and cash equivalents	28,727	3,673
Cash and cash equivalents at beginning of period	13,837	75,151

Cash and cash equivalents at end of period	$42,564	$78,824

Supplemental non-cash investing and financing transactions:
Contributions by affiliate of long-term debt, deferred income taxes liabilities, and other assets and liabilities to Partnership capital	186,847	23,500
Purchase of business	(304,388)	—
Issuance of Class B common units	304,388	—

Total	$186,847	$23,500

See accompanying notes.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In the opinion of management, the accompanying financial statements of Magellan Midstream Partners, L.P. (the “Partnership”), formerly Williams Energy Partners L.P., which are unaudited, except for the balance sheet as of December 31, 2002 which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly the Partnership’s financial position as of September 30, 2003, and the results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

The historical results for Magellan Pipeline Company, LLC (“Magellan Pipeline”), formerly Williams Pipe Line Company, LLC (“Williams Pipe Line”), include income and expenses and assets and liabilities that were conveyed to and assumed by an affiliate of The Williams Companies, Inc. (“Williams”) prior to the acquisition of Magellan Pipeline by the Partnership. The assets principally included Magellan Pipeline’s interest in and agreements related to Longhorn Partners Pipeline (“Longhorn”), an inactive refinery site at Augusta, Kansas, a pipeline construction project and the ATLAS 2000 software system. The liabilities principally included the environmental liabilities associated with the inactive refinery site in Augusta, Kansas and current and deferred income taxes and affiliate note payable. The current and deferred income taxes and the affiliate note payable were contributed to the Partnership in the form of a capital contribution by an affiliate of Williams. The income and expenses associated with Longhorn have not been included in the financial results of the Partnership since the acquisition of Magellan Pipeline by the Partnership in April 2002. Also, as agreed between the Partnership and Williams, revenues from Magellan Pipeline’s refined products management business, other than an annual blending fee of approximately $3.6 million, were not included in the financial results of the Partnership since April 2002. The Partnership acquired Williams’ interest in these operations in July 2003 (See Note 6 – Acquisitions), and the results of those operations have been included in the Partnership’s results subsequent to that date. Also, the ATLAS 2000 software system assets were contributed to the Partnership on June 17, 2003, in conjunction with the sale of Williams’ interest in the Partnership (See Note 3 – Change in Ownership of General Partner), and the depreciation expense associated with those assets has been included in Partnership’s results since that date. In addition, general and administrative expenses related to the Magellan Pipeline System for which the Partnership had been reimbursing its General Partner Magellan GP, LLC (“General Partner”), formerly WEG GP LLC, were limited to $30.7 million on an annual basis. This cap was increased to $31.0 million on February 1, 2003 when Magellan Pipeline began operating the Rio Grande Pipeline. (See Note 3 – Change in Ownership of General Partner – for further changes to the general and administrative expense reimbursement).

Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain amounts in the financial statements for 2002 have been reclassified to conform to the current period’s presentation.

2.	Organization

The Partnership was formed in August 2000, as Williams Energy Partners L.P., a Delaware limited partnership, to own, operate and acquire a diversified portfolio of complementary energy assets. Williams Energy Partners L.P. was renamed Magellan Midstream Partners, L.P. effective September 1, 2003.

At the time of the Partnership’s initial public offering in February 2001, the Partnership owned petroleum products terminals and an ammonia pipeline system.

On April 11, 2002, the Partnership acquired all of the membership interests of Magellan Pipeline for approximately $1.0 billion (see Note 6 – Acquisitions). Because Magellan Pipeline was an affiliate of the Partnership at the time of the acquisition, the transaction was between entities under common control and, as such, was accounted for similarly to a pooling of interests. Accordingly, the consolidated financial statements and notes of the Partnership reflect the combined historical results of operations, financial position and cash flows of Magellan Midstream Partners, L.P. and Magellan Pipeline throughout the periods presented. Magellan Pipeline’s operations are presented as a separate operating segment of the Partnership under the caption “Petroleum Products Pipeline System” (see Note 7 – Segment Disclosures).

On April 11, 2002, the Partnership issued 7,830,924 Class B common units representing limited partner interests to an affiliate of Williams. The securities were valued at $304.4 million and along with $6.2 million of additional General Partner equity interests, were issued as partial payment for the acquisition of Magellan Pipeline (See Note 6 – Acquisitions). According to the provisions in the Williams Pipe Line debt agreement dated November 15, 2002, the Partnership can redeem the Class B common units only with proceeds from an equity offering. If the Class B common units are redeemed, the price will be based on the 20-day average closing price of the common units prior to the redemption date. Since the Class B common units were not redeemed by April 11, 2003, the holder of the Class B common units had the right to request the Partnership to obtain approval from the holders of a majority of the common units voting at a meeting of the unitholders on a proposal to convert the Class B common units into common units and the resulting issuance of an aggregate of 7,830,924 common units upon the conversion and cancellation of the 7,830,924 Class B common units. The vote on this proposal was not completed at the November 7, 2003 annual meeting of limited partners because although the overwhelming majority of votes received to date have been in favor of this proposal, the Partnership has not yet received the approval required by the New York Stock Exchange (“NYSE”) listing rules, which require that the total votes cast represent over 50 percent of the outstanding common units as of the record date. The meeting was adjourned until November 21, 2003 to provide additional time for common unitholders to vote on the matter.

In May 2002, the Partnership issued 8.0 million common units representing limited partner interests in the Partnership at a price of $37.15 per unit for total proceeds of $297.2 million. Associated with this offering, Williams contributed $6.1 million to the Partnership to maintain its 2% General Partner interest. A portion of the total proceeds was used to pay underwriting discounts and commissions of $12.6 million. Legal, professional fees and costs associated with this offering were approximately $1.7 million. The remaining cash proceeds of $289.0 million were used to partially repay the $700.0 million short-term note assumed by the Partnership to help finance the Magellan Pipeline acquisition (see Note 10 – Debt).

3.	Change in Ownership of General Partner

On June 17, 2003, Williams sold its ownership of 1,079,694 common units, 5,679,694 subordinated units and 7,830,924 Class B common units of the Partnership and all of the membership interests of the General Partner to WEG Acquisitions, L.P., a Delaware limited partnership, formed by Madison Dearborn Partners, LLC and Carlyle/Riverstone Global Energy and Power Fund II, L.P. WEG Acquisitions, L.P. was renamed Magellan Midstream Holdings, L.P. (“MMH”) effective September 1, 2003.

Purchase Price

MMH paid Williams an aggregate of approximately $509.9 million on the closing date. The purchase price for the acquisition also consisted of the following additional payments to be made by MMH:

•	A second payment made in August 2003 of approximately $1.9 million, which was based on the amount of the first regular quarterly cash distribution received by MMH;

•	A third possible payment based on a percentage of the net proceeds in excess of $37.50 per unit from the sale, if any, by MMH of the first 5,000,000 common units or class B common units after June 17, 2003, up to a maximum payment of $20.0 million. MMH is entitled to decide in its sole discretion whether to sell any units and how many units to sell. As of September 30, 2003, MMH had not sold any of its units; and

•	MMH’s assumption on June 17, 2003, of the obligations of Williams Energy Services, LLC (“WES”), a subsidiary of Williams, to indemnify the General Partner, the Partnership and the Partnership’s

subsidiaries for certain environmental remediation obligations in an aggregate amount of up to approximately $21.9 million. The amount was previously recorded by the Partnership as a receivable from Williams. MMH assumed this obligation as part of its negotiations with Williams and reduced the purchase price it paid by that agreement for Williams’ ownership interest in the Partnership. If MMH’s costs associated with these environmental obligations and other Williams indemnities are less than $21.9 million, MMH will be required to remit the difference to Williams. The Partnership’s environmental indemnities with Williams, as described under New Omnibus Agreement below and in Note 11 – Commitments and Contingencies, are still in effect.

ATLAS 2000 Agreement

As part of the overall sales transaction between Williams and MMH, WES assigned its rights to, and interest in, the ATLAS 2000 software system and associated hardware to the Partnership. The Partnership granted WES a license for use of the ATLAS 2000 system but the license is non-transferable and WES cannot sub-license, except to another affiliate of WES.

Services Agreement

Prior to June 17, 2003, the Partnership had been a party to a services agreement with Williams and its affiliates whereby Williams and its affiliates agreed to perform specified services, including providing necessary employees to operate the Partnership’s assets. On June 17, 2003, Williams exercised its right to terminate this services agreement effective September 15, 2003. During a transition period after June 17, 2003, the employees that manage the Partnership’s operations will continue to be employees of Williams and its affiliates and, until the employees are transferred to MMH, will provide services to the Partnership under a transition services agreement (“TSA”) entered into as a part of the sales transaction between Williams and MMH. Under the provisions of the TSA, Williams will provide specified technical, commercial, information system and administrative services to the Partnership for a monthly fee, until the earlier of: (i) the date on which all of the employees of the Partnership have been transferred to MMH or the Partnership, or (ii) March 31, 2004; however, MMH can, at its option, extend this agreement through June 30, 2004.

On June 17, 2003, the Partnership entered into a new services agreement with MMH pursuant to which MMH has agreed to perform specified services, including providing necessary employees to operate our assets after the transition period described above. In return, the Partnership will reimburse MMH for its direct and indirect expenses incurred in providing these services, subject to the limitations on reimbursement of general and administrative expenses discussed under the New Omnibus Agreement section below. MMH will have the right to terminate its obligations under this new services agreement upon 90 days written notice.

New Omnibus Agreement

Also, in conjunction with the sale of Williams’ interests in the Partnership, MMH, Williams and certain of Williams’ affiliates entered into a new omnibus agreement, the terms of which include the items listed below:

•	Williams and certain of its affiliates have indemnified the Partnership for covered environmental losses related to assets operated by the Partnership at the time of its initial public offering date (February 9, 2001) that become known by February 9, 2004 and that exceed amounts recovered or recoverable under the Partnership’s contractual indemnities from third persons or under any applicable insurance policies. However, Williams’ obligations under this indemnity are limited to $13.3 million, which represents the $15.0 million indemnity provided under the old omnibus agreement less amounts paid by Williams prior to June 17, 2003 under that agreement. Covered environmental losses are those non-contingent terminal and ammonia system environmental losses, costs, damages and expenses suffered or incurred by the Partnership arising from correction of violations of or performance of remediation required by environmental laws in effect at February 9, 2001, due to events and conditions associated with the operation of the assets and occurring before February 9, 2001.

•	Williams and certain of its affiliates have indemnified the Partnership for right-of-way defects or failures in the ammonia pipeline easements for 15 years after February 9, 2001. Williams and certain of its affiliates have also indemnified the Partnership for right-of-way defects or failures associated with the marine facilities at Galena Park and Corpus Christi, Texas and Marrero, Louisiana for 15 years after February 9, 2001.

•	The Partnership will reimburse MMH for general and administrative expenses incurred by MMH on behalf of the Partnership, subject to a reimbursement limitation. Details are as follows:

•	The reimbursement obligation is subject to a lower cap amount, which is calculated as follows:

•	For the period of June 18, 2003 through December 31, 2003, the Partnership will reimburse MMH approximately $20.5 million, which represents an annual reimbursement amount of $37.9 million pro-rated for the period from June 18, 2003 through December 31, 2003;

•	For each succeeding fiscal year following 2003, the $37.9 million reimbursement amount will be adjusted by the greater of: (i) 7%, or (ii) the percentage increase in the Consumer Price Index – All Urban Consumers, U.S. City Average, Not Seasonally Adjusted. However, the reimbursement amount will also be adjusted as applicable during 2003 and subsequent periods for acquisitions, construction projects, capital improvements, replacements or expansions that the Partnership completes that are expected to increase the Partnership’s general and administrative costs;

•	The reimbursement limitation expires on December 31, 2010. Additionally, the expense reimbursement limitation excludes: (i) expenses associated with equity-based incentive compensation plans and (ii) implementation costs, one-time costs, costs associated with changing the name of the Partnership and expenses and capital expenditures associated with transitioning the assets, operations and employees from Williams to MMH or the Partnership.

•	The reimbursement limitation is further subject to an upper cap amount. The Partnership will be required to reimburse MMH for all general and administrative expenses that exceed this upper cap amount. The upper cap is calculated as follows:

•	For the period of June 18, 2003 through December 31, 2003, the upper cap will be approximately $26.6 million, which represents an annual upper cap amount of $49.3 million pro-rated for the period from June 18, 2003 through December 31, 2003;

•	For each succeeding fiscal year after 2003, the upper cap will be increased annually by the lesser of: (i) 2.5%, or (ii) the percentage increase in the Consumer Price Index – All Urban Consumers, U.S. City Average, Not Seasonally Adjusted. The upper cap will also be adjusted as applicable during 2003 and subsequent periods for acquisitions, construction projects, capital improvements, replacements or expansions that the Partnership completes that are expected to increase the Partnership’s general and administrative costs.

•	For the twelve months immediately following the transaction close date of June 17, 2003, Williams has agreed to reimburse MMH for general and administrative expenses incurred by or on behalf of the Partnership in excess of the upper cap amount, if any.

•	Williams has agreed to reimburse the Partnership in each of the Partnership’s 2003 and 2004 fiscal years for any reasonable and customary maintenance capital expenditures to maintain the assets of Magellan Pipeline, in either year, in excess of $19.0 million per year, subject to an aggregate reimbursement limitation of $15.0 million.

Other Matters

•	In connection with Williams’ sale of its interests in the Partnership, six of the seven directors resigned from the board of directors of the General Partner and four directors affiliated with MMH were appointed to the board of the General Partner. At the Partnership’s annual meeting on November 7, 2003, two of these new Class 1 directors were elected to the board to serve until our 2006 annual meeting. In addition, on July 21, 2003, a fifth director, who is an independent director, was appointed to the board of the Partnership’s General Partner.

•

Also, subsequent to the closing of the transaction, MMH, as the holder of the Partnership’s class B common units, exercised its rights under our partnership agreement to require the Partnership to solicit the approval of the

Partnership’s common unitholders for the conversion of the class B common units into an equal number of common units and the resulting issuance of an aggregate of 7,830,924 common units upon the conversion and cancellation of the 7,830,924 Class B common units. The vote on this proposal was not completed at the November 7, 2003 annual meeting of limited partners because although the overwhelming majority of votes received to date have been in favor of this proposal, the Partnership has not yet received the approval required by the NYSE listing rules, which require that the total votes cast represent over 50 percent of the outstanding common units as of the record date. The meeting was adjourned until November 21, 2003 to provide additional time for common unitholders to vote on the matter.

•	Upon the closing of the transaction, MMH, as the sole member of the General Partner, entered into the Second Amendment to Limited Liability Company Agreement of the General Partner, which, among other matters, provided for the single-member status of the General Partner as of June 17, 2003. Also, upon the closing of the transaction, the Board of Directors of the General Partner and MMH adopted the Third Amendment to Limited Liability Company Agreement of the General Partner, which, among other provisions, requires the General Partner to obtain the prior approval of MMH before taking certain actions that would, or would reasonably be expected to have a direct or indirect material affect on MMH’s membership interest in the General Partner. Examples of the type of matters discussed in the previous sentence are: (i) commencement of any action relating to bankruptcy or bankruptcy-related matters by the Partnership, (ii) mergers, consolidations, recapitalization or similar transactions involving the Partnership, (iii) the sale, exchange or other transfer of assets not in ordinary course of business of a substantial portion of the assets of the Partnership, (iv) dissolution or liquidation of the Partnership, (v) material amendments of the partnership agreement, and (vi) a material change in the amount of the quarterly distribution made on the common units of the Partnership or the payment of a material extraordinary distribution.

•	Upon closing of the transaction, Williams indemnified the Partnership against any environmental losses incurred from February 9, 2001 through June 17, 2003 for assets included in the Partnership’s initial public offering and from April 2002 through June 17, 2003 for Magellan Pipeline assets. The indemnity limitations are discussed above and in Note 11 – Commitments and Contingencies.

The Partnership recorded amounts to property, plant and equipment related to the Atlas 2000 software system associated with MMH’s purchase of Williams’ ownership interests in the Partnership. The initial amounts recorded were based on information available at the time but will be adjusted when certain appraisals have been completed. In addition, MMH will assume sponsorship of the Williams Pipe Line Company Pension Plan for Hourly Employees, (“Union Pension Plan”) upon transfer of the union employees from Williams to MMH, and the Partnership will be required to reimburse MMH for its obligations associated with the post-retirement medical and life benefits for qualifying individuals assigned to the Partnership. The Partnership will recognize its reimbursement obligations to MMH associated with the Union Pension Plan and the postretirement medical and life benefits over the remaining average service lives of the applicable employees. (See Note 4 – Accounting Policies.)

4.	Accounting Policies

Pension and Postretirement Medical and Life

MMH has recognized pension and postretirement medical and life obligations associated with Williams personnel, assigned to the Partnership, who will become employees of MMH. As such, the Partnership has recognized affiliate pension and postretirement medical and life obligations associated with these personnel. The pension and postretirement medical and life balances represent the present value of the portion of the estimated future benefit payments attributed to the years of employee service rendered to date net of unrecognized prior service cost/credits related to the initial adoption of the plans. As of September 30, 2003, the unrecognized prior service cost/credits offset the present value of the portion of the estimated future benefit payments attributed to the years of employee service rendered to date, consequently, the recorded liabilities are zero. Current period expense represents the attribution of an additional period of employee service, decrease in the discount period and amortization of unrecognized prior service cost/credits and actuarial gains/losses.

Paid-Time Off Benefits

Affiliate liabilities for paid-time off benefits are recognized for all employees performing services for the Partnership when earned by those employees. On June 17, 2003, the Partnership recognized an initial affiliate paid-time off liability of $4.9 million, which represents the amount of remaining vested paid-time off benefits of dedicated employees assigned to an affiliate of the Partnership, whose role is to provide operating and general and administrative services to the Partnership. This liability was increased to $5.1 million during the third quarter of 2003.

General and Administrative Expenses

Prior to the acquisition date, the Partnership recorded general and administrative expenses up to the amount of the general and administrative expense limitation as agreed to between the Partnership, its General Partner and Williams and its affiliates. Under the new organization structure put in place after the acquisition, the Partnership and its affiliates can now clearly identify all general and administrative costs required to support the Partnership. The amount of general and administrative expense above the expense limitation, as defined in the new omnibus agreement, will be recognized as a contribution of the General Partner and the expense will be specifically allocated to the General Partner.

5.	Allocation of Net Income

The allocation of net income between the General Partner and limited partners is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Allocation of net income to General Partner:
Portion of net income applicable to partnership interest	$25,833	$22,271	$58,142	$70,188
Charges direct to General Partner:
Write-off of property, plant and equipment	—	—	—	1,788
General and administrative portion of paid-time off accrual	—	315	—	1,678
Charges in excess of the general and administrative expense cap charged against income	—	2,696	—	2,943

Total direct charges to General Partner	—	3,011	—	6,409

Income before direct charges to General Partner	25,833	25,282	58,142	76,597
General Partner’s share of distributions	5.44%	10.19%	4.69%	8.34%

General Partner’s allocated share of net income before direct charges	1,405	2,577	2,728	6,386
Direct charges to General Partner	—	(3,011)	—	(6,409)

Net income (loss) allocated to General Partner	$1,405	$(434)	$2,728	$(23)

Portion of net income applicable to partnership interest	$25,833	$22,271	$58,142	$70,188
Less: net income (loss) allocated to General Partner	1,405	(434)	2,728	(23)

Net income allocated to limited partners	$24,428	$22,705	$55,414	$70,211

The write-off of property, plant and equipment relates to Magellan Pipeline’s asset balances prior to its acquisition by the Partnership; hence, it is charged directly against the General Partner’s allocation of net income. The general and administrative portion of the paid-time off accrual of $1.7 million represents charges that will not be reimbursed by the Partnership to the General Partner under the terms of the new omnibus agreement (see Note 4 – Accounting Policies); consequently, this amount has been charged directly against the General Partner’s allocation of net income. Charges in excess of the general and administrative expense cap charged against income were $2.7 million and $2.9 million for the three and nine months ended September 30, 2003, respectively. These amounts represent general and administrative expenses charged against Partnership income after June 17, 2003 that will not be reimbursed to the General Partner by the Partnership under the terms of the new omnibus agreement. Consequently, this amount has been charged directly against the General Partner’s allocation of net income.

6.	Acquisitions

In July 2003, the Partnership acquired certain rights to a refined products management business from Williams and its affiliates for $10.1 million plus inventory costs of approximately $5.2 million. The operating results associated with this acquisition have been included with the petroleum products pipeline system segment (see Note 7- Segment Disclosures). Because this transaction involved the buyout of a former affiliate associated with a subsidiary entity contract, the purchase price was allocated to goodwill.

On April 11, 2002, the Partnership acquired all of the membership interests of Magellan Pipeline from WES for approximately $1.0 billion. The Partnership remitted to WES consideration in the amount of $674.4 million and WES retained $15.0 million of Magellan Pipeline’s receivables. The $310.6 million balance of the consideration consisted of $304.4 million of Class B common units representing limited partner interests in the Partnership issued to an affiliate of Williams and Williams’ contribution to the Partnership of $6.2 million to maintain its 2% General Partner interest.

Because Magellan Pipeline was an affiliate of the Partnership at the time of the acquisition, the transaction was between entities under common control. As such, generally accepted accounting principles required that Magellan Pipeline’s assets and liabilities be recorded on the Partnership’s consolidated financial statements at their historical values, despite their having been acquired at market value. As a result, the General Partner’s capital account was decreased by $474.5 million, which equaled the difference between the historical cost and market value of Magellan Pipeline.

7.	Segment Disclosures

Management evaluates performance based upon segment profit or loss from operations, which includes revenues from affiliate and external customers, operating expenses, depreciation and affiliate general and administrative expenses. Affiliate revenues are accounted for as if the sales were to unaffiliated third parties.

The Partnership’s reportable segments are strategic business units that offer different products and services. The segments are managed separately because each segment requires different marketing strategies and business knowledge. Operating expense and depreciation and amortization do not agree with the reported amounts on the income statements for the 2003 periods due to the allocation of corporate depreciation charges to the segments.

	Three Months Ended September 30, 2003
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Total
	(in thousands – unaudited)
Revenues	99,544	19,347	3,285	122,176
Operating expenses	36,816	9,227	930	46,973
Environmental	6,494	491	201	7,186
Environmental reimbursements	(6,666)	(491)	(201)	(7,358)
Product purchases	20,734	436	—	21,170
Depreciation and amortization	5,355	2,961	240	8,556
General and administrative expenses	8,794	4,102	906	13,802

Segment operating profit	$28,017	$2,621	$1,209	$31,847

	Three Months Ended September 30, 2002
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Total
	(in thousands – unaudited)
Revenues:
Third party customers	$80,860	$16,112	$1,724	$98,696
Affiliate customers	10,435	4,245	—	14,680

Total revenues	91,295	20,357	1,724	113,376
Operating expenses	32,219	9,254	844	42,317
Environmental	11,801	(768)	88	11,121
Environmental reimbursements	(11,605)	768	(92)	(10,929)
Product purchases	18,039	—	—	18,039
Depreciation and amortization	5,664	2,924	165	8,753
General and administrative expenses	7,500	2,141	135	9,776

Segment operating profit	$27,677	$6,038	$584	$34,299

	Nine Months Ended September 30, 2003
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Total
	(in thousands – unaudited)
Revenues:
Third party customers	$269,608	$57,926	$8,370	$335,904
Affiliate customers	7,906	6,006	—	13,912

Total revenues	277,514	63,932	8,370	349,816
Operating expenses	93,478	26,055	3,149	122,682
Environmental	8,304	389	444	9,137
Environmental reimbursements	(7,765)	(359)	(492)	(8,616)
Product purchases	59,748	1,273	—	61,021
Depreciation and amortization	16,691	8,838	1,289	26,818
General and administrative expenses	28,622	10,573	1,530	40,725

Segment operating profit	$78,436	$17,163	$2,450	$98,049

	Nine Months Ended September 30, 2002
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Total
	(in thousands – unaudited)
Revenues:
Third party customers	$215,382	$46,877	$8,622	$270,881
Affiliate customers	36,179	13,088	—	49,267

Total revenues	251,561	59,965	8,622	320,148
Operating expenses	83,488	24,768	3,072	111,328
Environmental	14,271	(768)	88	13,591
Environmental reimbursements	(12,728)	768	(92)	(12,052)
Product purchases	48,463	—	—	48,463
Depreciation and amortization	17,347	8,505	493	26,345
General and administrative expenses	25,279	6,454	998	32,731

Segment operating profit	$75,441	$20,238	$4,063	$99,742

As of September 30, 2003, total assets for the Partnership were $1,183.3 million. The assets by segment are as follows (in millions):

Petroleum products pipeline system	$684.8
Petroleum products terminals	360.5
Ammonia pipeline system	35.2
Corporate	102.8

Total	$1,183.3

8.	Related Party Transactions

Williams’ ownership interests in the Partnership were sold to MMH on June 17, 2003 (See Note 3 – Change in Ownership of General Partner). As a result of that sale, transactions with Williams and its affiliates were recorded as related party transactions until June 17, 2003. Subsequent to that date, transactions with Williams and its affiliates were recorded as third party transactions.

The Partnership has agreements with Williams Energy Marketing & Trading Company, which provide for: (i) the lease of a Carthage, Missouri propane storage cavern, and (ii) access and utilization of storage on the Magellan Pipeline system. Magellan Pipeline has entered into pipeline lease agreements and tank storage agreements with Mid-America Pipeline Company and Williams Bio-Energy, LLC (“Williams Bio-Energy”), respectively. Mid-America Pipeline Company was an affiliate entity until its sale by Williams on August 1, 2002 and Williams Bio-Energy was an affiliate entity until its sale by Williams in May 2003. The Partnership also has a leased storage contract with Williams Bio-Energy at its Galena Park, Texas marine terminal facility.

The Partnership also had an agreement with Williams Energy Marketing & Trading Company, which provided for storage and other ancillary services at the Partnership’s marine terminal facilities. This agreement was cancelled during the first quarter of 2003 in exchange for a $3.0 million payment to the Partnership from Williams Energy Marketing & Trading Company.

The Partnership had an agreement with Williams Petroleum Services, LLC to perform gasoline-blending services for an annual fee in 2003 of $3.6 million. In July 2003, the Partnership acquired from Williams and its affiliates the rights to these activities (see Note 6 - Acquisitions).

The Partnership also had affiliate agreements with Williams Energy Marketing & Trading Company and Williams Refining & Marketing, LLC for the non-exclusive and non-transferable sub-license to use the ATLAS 2000 software system. The rights to this system were contributed to the Partnership on June 17, 2003 (See Note 3 – Change in Ownership of General Partner).

Payment terms for affiliate entity transactions were generally the same as for third-party companies. Generally, at each month-end, the Partnership was in a net payable position with Williams. The Partnership deducted any amounts owed to it by Williams before remitting the monthly cash amounts owed to Williams.

The following table reflects revenues from various Williams’ subsidiaries, which were affiliate transactions through June 17, 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Williams 100%-Owned Affiliates:
Williams Energy Marketing & Trading Company	$10,212	$—	$35,495	$7,425
Midstream Marketing & Risk Management	—	—	—	598
Williams Refining & Marketing, LLC	1,699	—	7,517	306
Williams Bio-Energy, LLC	1,278	—	3,400	2,366
Williams Petroleum Services, LLC	875	—	1,016	2,992
Other	616	—	1,629	—
Williams Partially-Owned Affiliates:
Longhorn Pipeline Partners	—	—	210	—
Rio Grande Pipeline	—	—	—	225

Total	$14,680	$—	$49,267	$13,912

Beginning with the closing date of the initial public offering, the General Partner, through provisions included in the omnibus agreement, agreed that for the assets associated with the petroleum products terminals and ammonia pipeline system operations, the Partnership would reimburse the General Partner for general and administrative costs up to a specified expense limitation. In addition, beginning with the acquisition of Magellan Pipeline, the General Partner agreed that for these assets, the Partnership would reimburse the General Partner for general administrative costs up to a specified expense limitation. The additional general and administrative costs incurred, but not reimbursed by the Partnership, totaled $2.7 million and $6.2 million for the three months ended September 30, 2003 and 2002, respectively, and $11.4 million and $15.3 million for the nine months ended September 30, 2003 and 2002, respectively. See Note 3 – Change in Ownership of General Partner – for details regarding the changes in the general and administrative reimbursement limitation subsequent to Williams’ sale of its interests to MMH.

9.	Inventories

Inventories at September 30, 2003 and December 31, 2002 were as follows (in thousands):

	December 31, 2002	September 30, 2003
Natural gas liquids	$—	$13,659
Refined petroleum products	3,863	2,239
Additives	897	656
Other	464	508

Total inventories	$5,224	$17,062

The increase in natural gas liquids inventory between December 31, 2002 and September 30, 2003 is because of the natural gas inventories carried associated with the refined products management business the Partnership acquired from Williams and its affiliates in July 2003.

10.	Debt

In August 2003, the Partnership entered into a new credit agreement with a syndicate of banks. This facility, which replaces the term loan and revolving credit facility of Magellan OLP, L.P. (“Magellan OLP”, formerly Williams OLP L.P., a subsidiary of the Partnership), is comprised of a $90.0 million term loan and an $85.0 million revolving credit facility. Indebtedness under the term loan bears interest at the Eurodollar rate plus a margin of 2.4%, while indebtedness under the revolving credit facility bears interest at the Eurodollar rate plus a margin of 1.8%. The Partnership also incurs a commitment fee on the un-drawn portion of the revolving credit facility. The facility provides for the establishment of up to $100.0 million in additional term loans, which would bear interest at a rate agreed to at the time of borrowing. The Partnership incurred debt placement fees of $2.4 million associated with this credit facility, which are being amortized over the life of the credit facility. The new revolving credit facility terminates on August 6, 2007, and the new term loan terminates on August 6, 2008. Scheduled prepayments equal to 1% of the initial term loan balance are due on August 6th of each year until maturity. As of September 30, 2003, the $90.0 million term loan was outstanding with the entire $85.0 million revolving credit facility available for future borrowings. Obligations under the facility are secured by the Partnership’s equity interests in Magellan GP, Inc. and Magellan OLP and their subsidiaries, including the entities which hold our petroleum products terminals and ammonia pipeline system. Magellan GP, Inc., a Delaware corporation, is the general partner of Magellan OLP. Those entities are also guarantors of the Partnership’s obligations under the facility. Magellan Pipeline is a separate operating subsidiary of the Partnership and is not a guarantor under this facility.

Under the terms of the above-named facility, a change in control results in an event of default, in which case the maturity date of the obligations under the facility may be accelerated. For this facility, a change of control is defined in a variety of ways, each of which involve the current owners of MMH no longer maintaining majority control of the management of MMH, the Partnership or the General Partner. This facility contains various operational and financial covenants. We are in compliance with all of these covenants. The interest rate at September 30, 2003, was 3.6% on this facility.

Prior to August 2003, Magellan OLP had a $175.0 million credit facility, which was comprised of a $90.0 million term loan and an $85.0 million revolving credit facility. Borrowings under the credit facility carried an interest rate equal to the Eurodollar rate plus a spread from 1.0% to 1.5%, depending on the leverage ratio of Magellan OLP. Interest was also assessed on the unused portion of the credit facility at a rate from 0.2% to 0.4%, depending on Magellan OLP’s leverage ratio. The outstanding $90.0 million term loan portion of this facility was repaid in August 2003 using proceeds from the Partnership’s new credit facility described above. The interest rate at September 30, 2002, was 3.3% on this facility.

During October 2002, Williams Pipe Line, which was renamed Magellan Pipeline effective September 1, 2003, entered into a note purchase agreement with a group of financial institutions for up to $200.0 million aggregate principal amount of Floating Rate Series A-1 and Series A-2 Senior Secured Notes and up to $340.0 million aggregate principal amount of Fixed Rate Series B-1 and Series B-2 Senior Secured Notes. These notes are secured with the Partnership’s membership interest in and assets of Magellan Pipeline. The maturity date of these notes is October 7, 2007; however, Magellan Pipeline will be required on each of October 7, 2005 and October 7, 2006 to repay 5% of the then outstanding principal amount of the notes.

Two borrowings occurred in relation to the Magellan Pipeline notes. The first borrowing was completed in November 2002 for $420.0 million, of which $156.0 million was borrowed under the Series A-1 notes and $264.0 million under the Series B-1 notes. The proceeds from this initial borrowing were used to repay a $411.0 million short-term loan and pay related debt placement fees. The second borrowing was completed in December 2002 for $60.0 million, of which $22.0 million was borrowed under the Series A-2 notes and $38.0 million under the Series B-2 notes. Of the proceeds from this second borrowing, $58.0 million was used to repay outstanding borrowings under the Magellan OLP term loan and revolving credit facility and $2.0 million was used for general corporate purposes. The Series A-1 and Series A-2 notes bear interest at a rate equal to the six month Eurodollar Rate plus 4.25%. The rate on the Series A-1 and Series A-2 notes was 5.5% at September 30, 2003. The Series B-1 notes bear interest at a fixed rate of 7.7%, while the Series B-2 notes bear interest at a fixed rate of 7.9%. The weighted-average rate for the Magellan Pipeline notes at September 30, 2003 was 6.9%. Debt placement fees associated with these notes were $10.7 million and are being amortized over the life of the notes. Payment of interest and repayment of the principal is guaranteed by the Partnership. Monthly deposits are made to a cash escrow account from which interest payments on the Magellan Pipeline notes are made semi-annually. These deposits are reflected as restricted cash on the Partnership’s Consolidated Balance Sheet and were $16.5 million and $4.9 million at September 30, 2003 and December 31, 2002, respectively.

During September 2002, in anticipation of the placement of the Magellan Pipeline notes, the Partnership entered into an interest rate hedge. The effect of this interest rate hedge was to set the coupon rate on a portion of the fixed-rate notes at 7.75% prior to actual execution of the debt agreement. The loss on the hedge, approximately $1.0 million, was recorded in accumulated other comprehensive loss and is being amortized over the five-year life of the fixed-rate debt.

In April 2002, the Partnership borrowed $700.0 million from a group of financial institutions. This short-term note was used to help finance the Partnership’s acquisition of Magellan Pipeline. During the second quarter of 2002, the Partnership repaid $289.0 million of this short-term loan with net proceeds from an equity offering. In November 2002, the remainder of the note was repaid with borrowings under the Magellan Pipeline note. Debt placement fees associated with this borrowing were $7.1 million and were amortized over the six-month life of the short-term loan. In October 2002, the Partnership negotiated an extension to the maturity of this short-term loan from October 8, 2002, to November 27, 2002. The Partnership paid additional fees of approximately $2.1 million associated with this maturity date extension.

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

In connection with the acquisition of Magellan Pipeline, WES agreed to indemnify the Partnership for any breaches of representations or warranties, including any environmental liability as described below, that result in losses and damages up to $110.0 million after the payment of a $2.0 million deductible. With respect to any amount exceeding $110.0 million, WES will be responsible for one-half of that amount up to $140.0 million. In no event will WES’ liability under this indemnity exceed $125.0 million. This indemnification obligation survived for one year, except for those obligations relating to employees, title, taxes and environmental. Obligations relating to employees and employee benefits will survive for the applicable statute of limitations and those obligations relating to real property, including title to WES’ assets, will survive for ten years after April 11, 2002, the date the Partnership acquired Magellan Pipeline. This indemnity also provides that the Partnership will be indemnified for an unlimited amount of losses and damages related to tax liabilities. In addition, any losses and damages related to environmental liabilities caused by events that occurred prior to the acquisition will be subject only to a $2.0 million deductible, which was met during 2002, for claims made within six years of the Partnership’s acquisition of Magellan Pipeline. Covered environmental losses include those losses arising from the correction of violations of, or performance of remediation required by, environmental laws in effect at April 11, 2002. Williams has provided a performance guarantee for the remaining amount of this environmental indemnification.

Williams has also indemnified the Partnership against environmental losses that occurred from February 2001 through June 17, 2003 for assets included in the Partnership at the time of its initial public offering and from April 2002 through June 17, 2003 for Magellan Pipeline assets. See Note 3 – Change in Ownership of General Partner for additional discussion of this matter.

Estimated liabilities for environmental costs were $26.4 million and $22.3 million at September 30, 2003 and December 31, 2002, respectively. These estimates, provided on an undiscounted basis, were determined based primarily on data provided by a third-party environmental evaluation service and internal environmental personnel. These liabilities have been classified as current or non-current based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental remediation liabilities will be paid over the next five years. As described in Note 3 – Change in Ownership of General Partner, MMH assumed Williams’ obligations for $21.9 million of environmental liabilities, and the Partnership has recorded a receivable from MMH for this amount. MMH reduced the amount it paid for Williams’ ownership interest in the Partnership by the present value of the cash flows associated with the $21.9 million of environmental liabilities. To the extent the environmental and other Williams indemnity claims against MMH are not $21.9 million and to the extent no other indemnity obligations exist with Williams, MMH will pay to Williams the remaining difference between $21.9 million and the indemnity claims paid by MMH. Receivables from Williams or its affiliates associated with indemnified environmental costs were $8.4 million at September 30, 2003 and $22.9 million at December 31, 2002. Reimbursements from MMH, Williams and its affiliates or other third party entities relative to their environmental indemnities are received as remediation work is performed.

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

During 2001, the Partnership recorded an environmental liability of $2.3 million at its New Haven, Connecticut facility, which was acquired in September 2000. This liability was based on third-party environmental engineering estimates completed as part of a Phase II environmental assessment, routinely required by the State of Connecticut to be conducted by the purchaser following the acquisition of a petroleum storage facility. The Partnership completed Phase III environmental assessments at the New Haven facility during 2002. During the first quarter of 2003, a Risk Management Plan was prepared for the facility, which set the groundwork for potential remediation strategies. Remediation activities are currently being conducted and will continue at the facility. More extensive remediation systems are being evaluated and will be installed in the fourth quarter of 2003. The environmental liabilities at the Connecticut facility are not expected to change materially once the evaluation of the assessment is completed. The seller of these assets agreed to indemnify the Partnership for certain of these environmental liabilities. In addition, Williams purchased insurance for up to $25.0 million of environmental liabilities associated with these assets. This insurance carries a deductible of $0.3 million. MMH has indemnified the Partnership for this liability subject to the terms of its environmental indemnification with the Partnership. Any environmental liabilities at this location not covered by the seller’s indemnity, insurance or MMH’s indemnification are covered by the WES environmental indemnifications to the Partnership, subject to the $13.3 million limitation as described in the New Omnibus Agreement (See Note 3 – Change in Ownership of General Partner).

During 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act, preliminarily determined that Williams may have systemic problems with petroleum discharges from pipeline operations. The inquiry primarily focused on Williams Pipe Line, which was subsequently acquired by the Partnership and renamed Magellan Pipeline. The response to the EPA’s information request was submitted during November 2001. The EPA has recently informed us that they have initiated a review of the response submitted in 2001. Any claims the EPA may assert relative to this inquiry would be covered by the Partnership’s environmental indemnifications from Williams.

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

In February 2001, the General Partner adopted the Williams Energy Partners’ Long-Term Incentive Plan, which was amended and restated on February 3, 2003 and again on July 22, 2003, for employees who perform services for the Partnership and directors of the General Partner. The Long-Term Incentive Plan consists of two components: phantom units and unit options. The Long-Term Incentive Plan permits the grant of awards covering an aggregate of 700,000 common units. The Long-Term Incentive Plan is administered by the Compensation Committee of the General Partner’s Board of Directors.

In April 2001, the General Partner issued grants of 92,500 phantom units to certain key employees associated with the Partnership’s initial public offering in February 2001. These awards allowed for early vesting if established performance measures were met prior to February 9, 2004. The Partnership met these performance measures with half of the awards vesting during the first quarter of 2002 and the remaining awards vesting during the fourth quarter of 2002. The Partnership recognized compensation expense of $0.1 million and $1.4 million associated with these awards for the three and nine months ended September 30, 2002, respectively. Of the 92,500 units that vested in 2002, payouts associated with 26,317 units were deferred. These deferred units were issued to the respective employees during the second quarter of 2003 following the change in ownership of the General Partner; however, no additional compensation expense was recognized by the Partnership at that time. The General Partner purchased these units on the open market; hence, no incremental units were issued.

In April 2001, the General Partner granted 64,200 phantom units pursuant to the Long-Term Incentive Plan. With the change in control of the General Partner, which occurred on June 17, 2003, these awards vested at their maximum award level, resulting in 128,400 unit awards. The Partnership elected to settle these awards with cash payments instead of common units. The Partnership recognized compensation expense associated with these awards of $3.4 million during the nine months ended September 30, 2003, and $0.3 million and $0.9 million during the three and nine months ended September 30, 2002, respectively. There was no associated expense in the third quarter of 2003 because all of the remaining costs of these awards were recognized in the previous quarter.

During 2002, the Compensation Committee of the Board of Directors of the Partnership’s General Partner granted 22,650 phantom units pursuant to the Long-Term Incentive Plan. With the change in control of the General Partner, which occurred on June 17, 2003, these awards vested at their maximum award level, resulting in 45,300 unit awards. The Partnership elected to settle these awards with cash payments instead of common units. The Partnership recognized compensation expense associated with these awards of $2.0 million during the nine months ended September 30, 2003, and $0.1 million for both the three and nine months ended September 30, 2002. There was no associated expense in the third quarter of 2003 because all of the remaining costs of these awards were recognized in the previous quarter.

In February 2003, the Compensation Committee of the Board of Directors of the Partnership’s General Partner granted 52,825 phantom units pursuant to the Long-Term Incentive Plan. The actual number of units that will be awarded under this grant are based on certain performance metrics, which will be determined by the Partnership at the end of 2003 with vesting to occur at the end of 2005. At the end of 2003, the Partnership will assess whether these performance criteria have been met and determine the number of units that will be awarded. Because 3,080 unit grants vested early (see discussion below), the remaining number of units that could be awarded will range from zero units up to a total of 99,490 units. These units are subject to forfeiture if employment is terminated prior to the vesting date. These awards do not have an early vesting feature, except for: (i) the death or disability of a participant, or (ii) a change in control of the Partnership’s General Partner and the participant is terminated for reasons other than cause within the two years following the change in control of the General Partner, in which case the awards will vest and payout immediately at the highest performance level under the Plan. Subsequent to the change in control of the General Partner on June 17, 2003, certain awards under this grant vested at their maximum award level (two times the original grant), resulting in a cash payout associated with 6,160 unit awards. Until the payout of these awards, the Partnership was expensing compensation costs associated with the non-vested portion of these awards assuming 52,825 units would vest. Subsequent to the vesting of 6,160 awards previously mentioned, the Partnership began accruing compensation expense assuming 49,745 units would vest; however, during the third quarter of 2003, because it is likely that the established performance metrics associated with these awards will be exceeded, the Partnership increased the associated accrual to an expected payout of 95,162 units. Accordingly, the Partnership recorded incentive compensation expense of $0.4 million and $0.9 million during the three and nine months ended September 30, 2003, respectively. The value of the 95,162 unit awards on September 30, 2003 was $4.4 million.

13.	Distributions

Distributions paid by the Partnership during 2002 and 2003 are as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Total Cash Distribution
02/14/02	$0.5900	$ 6,861
05/15/02	$0.6125	7,162
08/14/02	$0.6750	19,222
11/14/02	$0.7000	20,128

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Total Cash Distribution
02/14/03	$0.7250	21,034
05/15/03	$0.7500	21,941
08/14/03	$0.7800	23,028
11/14/03(a)	$0.8100	24,524

(a)	The General Partner declared this cash distribution on October 24, 2003 to be paid on November 14, 2003, to unitholders of record at the close of business on November 3, 2003.

14.	Net Income Per Unit

The following table provides details of the basic and diluted net income per unit computations (in thousands, except per unit amounts):

	For The Three Months Ended September 30, 2003
	Income (Numerator)	Units (Denominator)	Per Unit Amount

Limited partners’ interest in net income	$22,705

Basic net income per limited partner unit	$22,705	27,190	$0.84

Effect of dilutive restricted unit grants	—	—	—

Diluted net income per limited partner unit	$22,705	27,190	$0.84

	For The Nine Months Ended September 30, 2003
	Income (Numerator)	Units (Denominator)	Per Unit Amount
Limited partners’ interest in net income	$70,211

Basic net income per limited partner unit	$70,211	27,190	$2.58

Effect of dilutive restricted unit grants	—	43	—

Diluted net income per limited partner unit	$70,211	27,233	$2.58

Units reported as dilutive securities are related to restricted unit grants associated with the one-time initial public offering award and other units awarded associated with the 2001 grants (see Note 12 – Incentive Compensation).

15.	Subsequent Events

On October 6, 2003, Magellan Pipeline discovered that diesel product had been released from one of its pipelines in Shawnee, Kansas on undeveloped land adjacent to residential property. Environmental remediation of this release has begun. No litigation associated with this spill has been filed as of the date of this report.

In October 2003, the General Partner granted 10,640 phantom units to certain individuals that became employees of MMH. These grants were made such that 4,850 units will vest on December 31, 2003, 470 units will vest on July 31, 2004, 4,850 units will vest on December 31, 2004, and 470 units will vest on July 31, 2005. There are no early vesting provisions associated with these awards except in the event of a change in control of the General Partner. In addition, the Board of Directors of the General Partner has approved grants of 10,856 units, which will be awarded to certain individuals when they become employees of MMH. It is anticipated that these individuals will become employees of MMH on January 1, 2004.

On October 16, 2003, the Partnership filed a registration on Form S-3 with the SEC for the purpose of registering the common units, the Class B common units and the subordinated units of the Partnership owned by MMH. The common units, the Class B common units and the subordinated units may be offered for sale from time to time by MMH pursuant to the registration statement, which was declared effective by the SEC on November 3, 2003. An underwritten offering by MMH of a significant portion of its common units would increase the volume of our publicly-traded common units although total outstanding units would not increase. We cannot predict the impact of any such offering on the trading price of our common units.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto. Magellan Midstream Partners, L.P., formerly Williams Energy Partners L.P., is a publicly traded limited partnership created to own, operate and acquire a diversified portfolio of energy assets. We are principally engaged in the transportation, storage and distribution of refined petroleum products and ammonia. Our current asset portfolio consists of:

•	a 6,700 mile refined petroleum products pipeline system with 39 terminals;

•	five marine terminal facilities;

•	23 inland terminals (some of which are partially owned); and

•	an 1,100 mile ammonia pipeline system.

On April 11, 2002, we acquired our 6,700-mile petroleum products pipeline system for approximately $1.0 billion from a wholly owned subsidiary of The Williams Companies, Inc. (“Williams”). Because Williams was an affiliate of ours at the time of the acquisition, the transaction was between entities under common control and, as such, was accounted for similar to a pooling of interest. Accordingly, our consolidated financial statements and notes have been restated to reflect the historical results of operations, financial position and cash flows of this pipeline system and us on a combined basis throughout the periods presented.

SIGNIFICANT EVENTS

On June 17, 2003, Williams sold its 54.6% interest in us to Magellan Midstream Holdings, L.P. (“MMH”), formerly WEG Acquisitions, L.P., a new entity formed jointly by private equity firms Madison Dearborn Partners, LLC and Carlyle/Riverstone Global Energy and Power Fund II, L.P.. MMH acquired 1.1 million of our common units, 5.7 million subordinated units, 7.8 million Class B common units and 100% of the ownership interest in our general partner, Magellan GP, LLC, (the “General Partner”), formerly WEG GP LLC.

The change in majority ownership of this transaction resulted in the following items, primarily due to our separation from Williams:

•	effective September 1, 2003, we began doing business as Magellan Midstream Partners, L.P. and changed our New York Stock Exchange ticker symbol to “MMP”;

•	based on previous agreements between Williams and us, Williams had responsibility for our general and administrative (“G&A”) costs over a specified cap, which escalated annually. As a result of the transaction, these agreements with Williams terminated. The new owner of the General Partner will continue to provide G&A services at costs equivalent to the cap during 2003. Beginning in 2004, the cap will escalate at 7% annually;

•

under the new organizational structure, total G&A costs, including those costs above the cap amount which will not be reimbursed to the General Partner, are recorded as our expense. Under the previous structure, only the G&A costs under the cap, which reflected our actual cash cost, were recorded as our expense. Actual cash G&A costs incurred by us will continue to be limited to the G&A cap and the amount of costs above the cap will be recorded as a capital contribution by the General Partner. For the third-quarter 2003, we recorded incremental G&A expense of approximately $2.7 million. This additional G&A expense will not impact distributable cash or earnings per unit for the limited partners as the costs above the cap are allocated entirely to the General Partner’s net income;

•	we recorded a $0.1 million affiliate liability during the third-quarter 2003 for paid-time off benefits associated with employees supporting us. During the second-quarter of 2003, we recorded a $4.9 million affiliate liability for paid-time off benefits. These expenses do not impact distributable cash for the quarter;

•	during the third-quarter 2003, we incurred costs of $2.4 million associated with transitioning from Williams, comprised primarily of setting up our own G&A functions and changing our name. Of this transition cost, $0.8 million was expensed and $1.6 million was capitalized as property, plant and equipment. As part of our separation from Williams, we will fund $5.0 million of transition costs with any incremental transition costs above this amount recorded as a capital contribution by the General Partner. We expect the transition costs to significantly exceed our $5.0 million funding responsibility. Similar to the G&A costs, all costs associated with the transition will be recorded on our financial statements as either an expense item or capital expenditure, as applicable. The costs in excess of $5.0 million will not impact distributable cash or earnings per unit for the limited partners as the costs above our $5.0 million responsibility will be allocated entirely to the General Partner;

•	the environmental indemnifications from Williams associated with known environmental liabilities as of March 31, 2003 were assumed by MMH. Therefore, after the close of the transaction, the $21.9 million environmental liability recorded in our financial statements that was indemnified by Williams as of March 31, 2003 is now indemnified by MMH. We will seek reimbursement from Williams for environmental liabilities and environmental capital expenditures beyond the aforementioned indemnity that qualify for reimbursement; and

•	because the transaction involved a change in ownership of more than 50% of the partnership in one year, federal tax laws require a modification to our 2003 taxable income. For 2003, we estimate the amount of income taxable to our unitholders will be approximately 75% of the cash distributed. We estimate the taxable income for the three-year period of 2004-2006 will average less than 20% of cash distributions;

RECENT DEVELOPMENTS

On October 24, 2003, the board of directors of the General Partner declared a quarterly cash distribution of $0.81 per unit for the period of July 1 through September 30, 2003. The third-quarter distribution represents a 4% increase over the second-quarter 2003 distribution and a 54% increase since our initial public offering in February 2001. The distribution will be paid on November 14, 2003 to unitholders of record at the close of business on November 3, 2003.

On November 7, 2003, we held our first annual meeting of limited partners. Proxy Statements were mailed in advance to unitholders of record on September 26, 2003. The two proposals put to a unitholder vote were approved. Specifically, Justin S. Huscher and David M. Leuschen were appointed to serve as members of our general partner’s board of directors until the 2006 annual meeting of limited partners. The second proposal, to convert the 7.8 million Class B common units to common units, was not completed because although the overwhelming majority of votes received to date have been in favor of this proposal, we have not yet received the approval required by the NYSE listing rules, which require that the total votes cast represent 50 percent of the outstanding common units as of the record date. The meeting was adjourned until November 21, 2003 to provide additional time for common unitholders to vote on the matter. The conversion of these units will not impact the number of units outstanding or the amount of cash distributions paid to unitholders.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

	Three Months Ended September 30,
	2002	2003
Financial Highlights (in millions)
Revenues:
Petroleum products pipeline system (net of product sales)	$72.6	$75.7
Petroleum products terminals (net of product sales)	19.7	18.8
Ammonia pipeline system	1.7	3.3

Revenues excluding product sales	94.0	97.8
Product sales	19.4	24.4

Total revenues	113.4	122.2
Operating expenses including environmental expenses net of reimbursements:
Petroleum products pipeline system (net of product purchases)	32.4	36.7
Petroleum products terminals (net of product purchases)	9.3	9.2
Ammonia pipeline system	0.8	0.9
Eliminations	—	(0.4)

Operating expenses excluding product purchases	42.5	46.4
Product purchases	18.0	21.2

Total operating expenses	60.5	67.6
Depreciation and amortization	8.8	9.0
Affiliate general and administrative expenses	9.8	13.8

Operating profit	$34.3	$31.8

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped (cents per barrel)	98.2	97.9
Transportation barrels shipped (million barrels)	60.5	63.6
Barrel miles (billions)	19.4	19.8
Petroleum products terminals:
Marine terminal facilities:
Average storage capacity utilized per month (barrels in millions)	16.3	14.7
Throughput (barrels in millions)	5.4	6.0
Inland terminals:
Throughput (barrels in millions)	14.5	16.9
Ammonia pipeline system:
Volume shipped (tons in thousands)	87	173

Our revenues, excluding product sales, for the three months ended September 30, 2003 were $97.8 million compared to $94.0 million for the three months ended September 30, 2002, an increase of $3.8 million, or 4%. This increase was a result of:

•	an increase in petroleum products pipeline revenues (net of product sales) of $3.1 million, or 4%. Transportation revenues increased between periods primarily due to higher transportation volumes during the current year reflecting short-term refinery production decreases in the mid-continent region of the U.S. These production decreases, which reduced supply to competing pipeline systems, resulted in substitute volumes from alternative sources moving through our pipeline system. Increased fees associated with our operation of the Rio Grande pipeline and greater capacity lease utilization also resulted in higher revenue;

•

a decrease in petroleum products terminals revenues (net of product sales) of $0.9 million, or 5%, primarily due to reduced utilization of our Gulf Coast facilities. The current environment in which future prices for products are less than current market prices (which can result in customers selling products instead of storing the products for future use) and the overall high degree of market uncertainty about future petroleum prices coupled with the early termination of a storage agreement with a former affiliate during the first quarter of 2003 have created a challenging marketing environment to replace the terminated storage capacity at Galena Park, Texas. Increased throughput at our inland terminals partially offset the reduced marine storage utilization. Throughput increased as volumes of a former affiliate were more than replaced with increased volumes from third-party customers; and

•	an increase in ammonia pipeline system revenues of $1.6 million, or 94%, primarily due to significantly increased transportation volumes. The increase in volumes was attributable to curtailed shipments during 2002 by Farmland Industries, Inc. (“Farmland”). Farmland, a former shipper on the system, filed for bankruptcy in May 2002. Effective May 2003, Koch Nitrogen Company has replaced Farmland as a customer on the ammonia pipeline system.

Operating expenses including environmental expenses net of reimbursements and excluding product purchases were $46.4 million for the three months ended September 30, 2003, compared to $42.5 million for the three months ended September 30, 2002, an increase of $3.9 million, or 9%. By business line, this increase was a result of:

•	an increase in petroleum products pipeline system expenses (net of product purchases) of $4.3 million, or 13%, primarily due to higher costs for tank maintenance and pipeline testing associated with our system integrity program. A settlement associated with a product measurement discrepancy also resulted in higher expenses during 2003. In addition, power expenses increased due to greater transportation volumes and higher power costs during the current year;

•	a decrease in petroleum products terminals expenses (net of product purchases) of $0.1 million, or 1%. Reduced maintenance expenses more than offset the write-off of an unusable tank that is scheduled to be demolished at our Corpus Christi, Texas facility. Maintenance expenses were lower primarily at our Gulf Coast terminal facilities due to the results of several efficiency projects which lowered contract labor and reduced repair costs as a result of our system integrity program that has been in place since acquisition of those facilities in late 1999; and

•	an increase in ammonia pipeline system expenses of $0.1 million, or 13%, due to higher operating costs paid to Enterprise Products Partners, L.P., which began operating this pipeline on our behalf during early 2003.

Revenues from product sales were $24.4 million for the three months ended September 30, 2003, while product purchases were $21.2 million, resulting in a net margin of $3.2 million in 2003. The 2003 net margin represents an increase of $1.8 million compared to a net margin in 2002 of $1.4 million resulting from product sales for the three months ended September 30, 2002 of $19.4 million and product purchases of $18.0 million. In July 2003, we acquired certain rights pertaining to a refined products management business from Williams which generated a large portion of this additional net margin.

Depreciation and amortization expense for the three months ended September 30, 2003 was $9.0 million, representing a $0.2 million increase from $8.8 million in 2002. The additional depreciation was primarily associated with the transfer of the ATLAS 2000 software system to us in June 2003.

G&A expenses for the three months ended September 30, 2003 were $13.8 million compared to $9.8 million for the three months ended September 30, 2002, an increase of $4.0 million, or 41%. Of this increase, $2.7 million was associated with the G&A costs related to our operations that will ultimately be paid by the General Partner. Historically, we recognized G&A expense up to the amount of the G&A expense limitation as agreed to between us, our General Partner and Williams. Under the new organization structure put in place after the acquisition, the Partnership and its affiliates can now clearly identify all general and administrative costs required to support the Partnership. The amount of G&A expense above our expense limitation, as defined in the new omnibus agreement, will be recognized as a capital contribution of the General Partner. In addition, $1.1 million of the overall increase in GIA costs was associated with transition items resulting from the change in majority ownership as we separate from Williams.

Net interest expense for the three months ended September 30, 2003 was $8.7 million compared to $6.3 million for the three months ended September 30, 2002. The increase in interest expense was primarily related to the replacement of short-term debt financing, associated with the acquisition of our petroleum products pipeline system in April 2002, with long-term debt during fourth-quarter 2002 at a higher interest rate. The weighted average interest rate on our borrowings increased from 4.7% in the third quarter of 2002 to 6.3% in the third quarter of 2003.

Debt placement fee amortization declined from $2.2 million in third-quarter 2002 to $0.8 million in third-quarter 2003. During the 2002 period, the short-term debt associated with our acquisition of the petroleum products pipeline system was outstanding with related debt costs amortized over a compressed 6-month period. Our subsequent long-term debt financing costs are amortized over the 5-year life of the notes.

Net income for the three months ended September 30, 2003 was $22.3 million compared to $25.8 million for the three months ended September 30, 2002, a decrease of $3.5 million, or 14%. Our petroleum products pipeline system and ammonia pipeline system both benefited from higher transportation volumes, whereas our marine terminal facilities experienced reduced utilization due to a challenging marketing environment. Operating costs, primarily pipeline operating expenses, increased $3.9 million compared to last year’s quarter. G&A expenses increased $4.0 million primarily due to transition costs and increased G&A expenses associated with our new organization structure. Net interest expense increased $2.4 million during the current period, which more than offset $1.4 million lower debt amortization costs resulting from the fourth quarter 2002 long-term debt financing associated with our acquisition of the petroleum products pipeline system.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

	Nine Months Ended September 30,
	2002	2003
Financial Highlights (in millions)
Revenues:
Petroleum products pipeline system (net of product sales)	$198.5	$212.7
Petroleum products terminals (net of product sales )	58.8	60.1
Ammonia pipeline system	8.6	8.4

Revenues excluding product sales and affiliate management fees	265.9	281.2
Product sales	54.0	68.6
Affiliate management fees	0.2	—

Total revenues	320.1	349.8
Operating expenses including environmental expenses net of reimbursements:
Petroleum products pipeline system (net of product purchases)	85.0	94.0
Petroleum products terminals (net of product purchases)	24.8	26.1
Ammonia pipeline system	3.1	3.1
Eliminations	—	(0.4)

Operating expenses excluding product purchases	112.9	122.8
Product purchases	48.5	61.0

Total operating expenses	161.4	183.8
Depreciation and amortization	26.3	27.3
Affiliate general and administrative expenses	32.7	40.7

Operating profit	$99.7	$98.0

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped (cents per barrel)	94.3	98.6
Transportation barrels shipped (million barrels)	172.1	175.3
Barrel miles (billions)	52.1	53.1
Petroleum products terminals:
Marine terminal facilities:
Average storage capacity utilized per month (barrels in millions)	16.3	15.3
Throughput (barrels in millions)	15.8	16.4
Inland terminals:
Throughput (barrels in millions)	43.6	45.2
Ammonia pipeline system:
Volume shipped (tons in thousands)	478	409

Our revenues, excluding product sales and affiliate management fees, for the nine months ended September 30, 2003 were $281.2 million compared to $265.9 million for the nine months ended September 30, 2002, an increase of $15.3 million, or 6%. This increase was a result of:

•

an increase in petroleum products pipeline system revenues (net of product sales) of $14.2 million, or 7%, primarily attributable to a higher weighted average tariff and increased volumes during the current period.

The higher transportation rates per barrel principally resulted from tariff increases during July 2002 and April 2003. Tariff adjustments generally occur during July of each year, as allowed by the FERC. However, the April 2003 increase was allowed by the FERC due to a change to the mid-year FERC-defined tariff calculation. The incremental volume resulted from short-term refinery production decreases in the mid-continent region of the U.S. These production decreases, which reduced supply to competing pipeline systems, resulted in substitute volumes from alternative sources moving through our pipeline system. Further, increased revenues from higher data service fees as well as greater capacity lease utilization and other ancillary fees benefited the current year;

•	an increase in petroleum products terminals revenues (net of product sales) of $1.3 million, or 2%, primarily due to a contract settlement associated with the early termination of a former affiliate’s storage agreement at our Galena Park, Texas facility during the first quarter of 2003. Increased revenue associated with this settlement was partially offset by the resulting reduced storage utilization. Throughput at our inland terminals increased as volumes of a former affiliate were more than replaced with increased volumes from third-party customers; and

•	a decrease in ammonia pipeline system revenues of $0.2 million, or 2%, primarily due to significantly reduced transportation volumes during the first quarter of 2003 resulting from extremely high prices for natural gas, the primary component in the production of ammonia.

Operating expenses including environmental expenses net of reimbursements and excluding product purchases were $122.8 million for the nine months ended September 30, 2003 compared to $112.9 million for the nine months ended September 30, 2002, an increase of $9.9 million, or 9%. Of this increase, $3.4 million was associated with the paid-time off affiliate liability recorded as part of the ownership transition. By business line, this increase was a result of:

•	an increase in petroleum products pipeline system expenses (net of product purchases) of $9.0 million, or 11%, in part due to a $2.5 million affiliate paid-time off benefits accrual. Operating expenses further increased due to higher power rates and increased costs for tank maintenance and pipeline testing associated with the ongoing implementation of our system integrity program. Reduced expenses resulting from inventory valuation offset a charge associated with the retirement of assets that occurred during the second quarter of 2003; and

•	an increase in petroleum products terminals expenses (net of product purchases) of $1.3 million, or 5%, primarily due to a $0.9 million paid-time off benefits accrual. Expenses also increased due to the write-off of an unusable tank at our Corpus Christi, Texas facility, higher litigation costs and ad valorem taxes, all of which were largely offset by reduced maintenance expenses at our Gulf Coast terminal facilities. Maintenance expense declined due to the results of several efficiency projects which lowered contract labor and reduced repair costs as a result of our system integrity program that has been in place since acquisition of those facilities in late 1999.

Revenues from product sales were $68.6 million for the nine months ended September 30, 2003, while product purchases were $61.0 million, resulting in a net margin of $7.6 million in 2003. The 2003 net margin represents an increase of $2.1 million compared to a net margin in 2002 of $5.5 million resulting from product sales for the nine months ended September 30, 2002 of $54.0 million and product purchases of $48.5 million. The net margin increase between periods was primarily due to the sale of product overages at favorable prices in the first quarter of 2003. In addition, we acquired certain rights pertaining to a refined products management business from Williams in July which resulted in additional margins for us.

Affiliate management fee revenues for the nine months ended September 30, 2003 were zero compared to $0.2 million for the nine months ended September 30, 2002. Historically, our petroleum products pipeline system business received a fee to manage Longhorn Partners Pipeline. Prior to our acquisition of this pipeline system, this management agreement was transferred to a wholly owned subsidiary of Williams.

Depreciation and amortization expense for the nine months ended September 30, 2003 was $27.3 million, representing a $1.0 million increase from 2002 at $26.3 million. The additional depreciation was primarily due to an adjustment associated with certain previously unrecorded ammonia assets that were jointly owned with an affiliate entity and additional depreciation associated with capital improvements.

G&A expenses for the nine months ended September 30, 2003 were $40.7 million compared to $32.7 million for the nine months ended September 30, 2002, an increase of $8.0 million, or 24%. Of this increase, $5.4 million was associated with transition costs resulting from the change in majority ownership of our partnership during 2003 as follows:

•	$1.7 million was related to recording an affiliate paid-time off benefits liability associated with G&A employees;

•	$2.3 million was associated with the early vesting of units granted under our 2001 and 2002 long-term incentive compensation plan resulting from the change in control of the General Partner; and

•	$1.4 million was associated with the separation of our general and administrative functions from Williams.

In addition, $2.9 million was associated with the G&A costs in excess of the cap incurred by the General Partner related to our operations but not reimbursed by us. Historically, we recognized G&A expense up to the amount of the G&A expense limitation as agreed to between us, our General Partner and Williams. Under the new organization structure put in place after the acquisition, the Partnership and its affiliates can now clearly identify all general and administrative costs required to support the Partnership. The amount of G&A expense above the expense limitation, as defined in the new omnibus agreement, will be recognized as a capital contribution of the General Partner. These increases were partially reduced by lower expenses compared to the previous period, as the G&A cap did not apply to the petroleum products pipeline system until we acquired it during April 2002.

Net interest expense for the nine months ended September 30, 2003 was $25.7 million compared to $13.7 million for the nine months ended September 30, 2002. The increase in interest expense was primarily related to the replacement of short-term debt financing, associated with the acquisition of our petroleum products pipeline system in April 2002, with long-term debt during fourth-quarter 2002 at a higher interest rate. The weighted average interest rate on our borrowings increased from 4.1% in 2002 to 6.3% in 2003.

Debt placement fee amortization declined from $7.2 million in 2002 to $2.1 million in 2003. During the 2002 period, the short-term debt associated with our acquisition of the petroleum products pipeline system was outstanding with related debt costs amortized over a compressed 6-month period. Our subsequent long-term debt financing costs are amortized over the 5-year life of the notes.

Other income declined from $1.0 million in 2002 to zero in 2003 due to a gain on the sale of land during 2002.

We do not pay income taxes because we are a partnership. However, our petroleum products pipeline system was subject to income taxes prior to our acquisition of it on April 11, 2002. Taxes on these earnings were at income tax rates of approximately 38% for the period prior to our ownership based on the effective income tax rate for Williams as a result of Williams’ tax-sharing arrangement with its subsidiaries. The effective income tax rate exceeds the U.S. federal statutory income tax rate primarily due to state income taxes.

Net income for the nine months ended September 30, 2003 was $70.2 million compared to $71.6 million for the nine months ended September 30, 2002. Higher transportation revenues from our petroleum products pipeline system and a contract settlement at our marine facilities benefited the current year. Our earnings decreased primarily due to $8.8 million of one-time transition items associated with the 2003 change in majority ownership of us, higher pipeline operating expenses and additional costs related to G&A charges in excess of the cap. Higher interest expense during 2003 was more than offset by the elimination of income taxes due to the partnership structure and reduced debt amortization costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

Net cash provided by operating activities was $96.0 million for the nine months ended September 30, 2003 and $96.2 million for the nine months ended September 30, 2002. The slight decrease was primarily due to reduced net income, which was mostly offset by changes in components of operating assets and liabilities. Significant changes in working capital included:

•	an increase in total receivables during the 2002 period of $20.0 million compared with $7.7 million during 2003. As part of our acquisition of the petroleum products pipeline system in April 2002, Williams retained $15.0 million of its receivables. Therefore, receivables increased during 2002 as those receivables were replaced as part of the ongoing operations of that business.

•	an increase in inventories during the current period primarily associated with the July 2003 acquisition of a products management business, which resulted in a $6.6 million use of cash. During the 2002 period, we performed this function as a service provider and did not own the related inventories; and

Affiliate receivables and payables during the 2002 period represented transactions with Williams. Affiliate transactions during the 2003 period represent activity with MMH. Therefore, analysis of the affiliate and third-party accounts combined is a better representation of changes to the working capital components to eliminate changes resulting from reclassification between periods.

Net cash used by investing activities for the nine months ended September 30, 2003 was $31.2 million, compared to $722.8 million during the 2002 period. Investing activities include the acquisition of a refined products management business during 2003 and the acquisition of our petroleum products pipeline system and a natural gas liquids pipeline during 2002. Maintenance capital expenditures during 2003 were $11.9 million, including $1.6 million of capital associated with our transition from Williams, compared with $17.7 million during 2002. See Capital Expenditures below for additional discussion of capital expenditures.

Net cash used by financing activities was $61.2 million for the nine months ended September 30, 2003 compared to net cash provided by financing activities of $655.3 million for the nine months ended 2002. Cash was used in 2003 primarily for the payment of cash distributions to our unitholders. Cash received in 2002 included proceeds from debt and equity issued to finance the acquisition of our petroleum products pipeline system.

Capital Expenditures

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

Williams has agreed to reimburse us for maintenance capital expenditures incurred in 2003 and 2004 in excess of $19.0 million per year related to our petroleum products pipeline system, subject to a maximum combined reimbursement for all years of $15.0 million. Our maintenance capital expenditure expectations related to this pipeline system are less than $19.0 million per year, and we do not anticipate reimbursement from Williams.

We expect to incur maintenance capital expenditures for 2003 for our ongoing businesses of approximately $18.0 million, with $3.0 million anticipated to be reimbursed under environmental indemnifications. See Environmental below for further discussion of this matter. In addition, as part of the change in majority ownership of our partnership, we will incur one-time maintenance capital charges associated with the separation of our computer systems from Williams. We expect our cash outlays for this transition capital to be less than $5.0 million.

In addition to maintenance capital expenditures, we also incur payout capital expenditures at our existing facilities for expansion and upgrade opportunities. During 2003, we spent $4.1 million of payout capital during the third quarter and $8.0 million for the nine months ended September 2003, excluding the $10.1 million acquisition of the refined products management business acquired from Williams in July 2003. Based on projects currently in process, we plan to spend approximately $9.5 million of additional payout capital during the fourth quarter of 2003. This amount does not include capital expenditures that may be made in connection with any future acquisitions or projects that have not yet been started. We expect to fund our payout capital expenditures, including any acquisitions, from:

•	cash provided by operations;

•	borrowings under the revolving credit facility discussed below and other borrowings; and

•	the issuance of additional common units.

Liquidity

Magellan Pipeline (formerly Williams Pipe Line) Senior Secured Notes. In connection with the long-term financing of our petroleum products pipeline system acquisition, we and our subsidiary, Williams Pipe Line Company, (which was renamed Magellan Pipeline Company on September 1, 2003), entered into a note purchase agreement on October 1, 2002. We made two borrowings under this agreement. The first borrowing for $420.0 million in November 2002 was used to repay a short-term loan and related debt placement fees. The second borrowing for $60.0 million in December 2002 was used primarily to repay the outstanding acquisition sub-facility of the OLP term loan and credit facility described below.

The borrowings included Series A and Series B notes. The maturity date of these notes is October 7, 2007, with scheduled prepayments equal to 5% of the outstanding balance due on both October 7, 2005 and October 7, 2006. The debt is secured by our membership interests in and the assets of Magellan Pipeline. Payment of interest and principal is guaranteed by the Partnership.

The Series A notes include $178.0 million of borrowings that incur interest based on the six-month Eurodollar rate plus 4.3%. The Series B notes include $302.0 million of borrowings that incur interest at a weighted-average fixed rate of 7.8%.

In the event of a change in control of the General Partner, each holder of the notes has 30 days within which they could exercise a right to put their notes to Magellan Pipeline unless the new owner of the General Partner has: (i) a net worth of at least $500.0 million and (ii) long-term unsecured debt rated as investment grade by both Moody’s Investor Service Inc. and Standard & Poor’s Rating Service. For these notes, a change in control is defined as the acquisition by any person of 50% or more of the interest in our General Partner. The holders of these notes waived their put rights with respect to the second quarter 2003 change in control of our General Partner.

The note purchase agreement contains various operational and financial covenants. We are in compliance with all of these covenants

OLP term loan and revolving credit facility. Subsequent to the closing of our initial public offering on February 9, 2001, we relied on cash generated from operations as our primary source of funding, except for payout capital expenditures. Additional funding requirements were met by a $175.0 million credit facility of Williams OLP, L.P. (which was renamed Magellan OLP, L.P. effective September 1, 2003), parent to our petroleum products terminals and ammonia pipeline system. This credit facility was comprised of a $90.0 million term loan and an $85.0 million revolving credit facility.

This facility, which was due to mature on February 5, 2004, had the $90.0 million term loan outstanding when it was repaid in full on August 6, 2003 with the proceeds from borrowings under the term loan of the credit facility described below.

Magellan Midstream Partners term loan and revolving credit facility. On August 6, 2003, we entered into a new credit agreement with a syndicate of banks. This facility, which replaced the OLP term loan and revolving credit facility discussed above, is initially comprised of a $90.0 million term loan and an $85.0 million revolving credit facility. As of September 30, 2003, the $90.0 million term loan was outstanding with the entire $85.0 million revolving credit facility available for future borrowings.

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

Obligations under the facility are secured by our partnership interests in the entities which hold our petroleum products terminals and ammonia pipeline system. Those entities are also guarantors of our obligations under the facility. Magellan Pipeline is a separate operating subsidiary of ours and is not a guarantor under this facility.

Under the terms of this facility, a change in control will result in an event of default, in which case the maturity date of the obligations under the facility may be accelerated. For this facility, a change in control is defined in a variety of ways, each of which involve the current owners of MMH no longer maintaining majority control of the management of us, MMH or our General Partner.

This facility contains various operational and financial covenants. We are in compliance with all of these covenants.

Debt-to-Total Capitalization – The ratio of debt-to-total capitalization is a measure frequently used by the financial community to assess the reasonableness of a company’s debt levels compared to total capitalization, calculated by adding total debt and total partners’ capital. Based on the figures shown in our balance sheet, debt-to-total capitalization is 54% at September 30, 2003. Because accounting rules required the acquisition of our petroleum products pipeline system to be recorded at historical book value due to the affiliate nature of the transaction, the $474.5 million difference between the purchase price and book value at the time of the acquisition was recorded as a decrease to General Partner’s capital account, thus lowering our overall partners’ capital by that amount. If this pipeline system had been purchased from a third party, the asset would have been recorded at market value, resulting in a debt-to-total capitalization of 37%. This non-GAAP pro forma debt-to-total capitalization ratio is presented in order to provide our investors with an understanding of what our debt-to-total capitalization position would have been had we made a similar acquisition from a third-party entity. We believe this presentation is important in comparing our debt-to-total capitalization ratio to that of other entities.

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

In conjunction with our initial public offering and our acquisition of the petroleum products pipeline system, we received indemnifications from Williams for environmental liabilities resulting from events that occurred prior to our ownership of these assets. The specific indemnifications are described in more detail in the following paragraphs. As part of Williams’ sale of its interests in the Partnership, MMH agreed to assume those environmental liabilities that were accrued on our Consolidated Balance Sheet at March 31, 2003 and that were covered by the Williams indemnifications, which totaled $21.9 million. To the extent the indemnity claims against MMH are not $21.9 million and to the extent no other indemnity obligations exist with Williams, MMH will pay to Williams the remaining difference between $21.9 million and the indemnity claims paid by MMH. For any subsequent environmental liabilities and capital expenditures that qualify for reimbursement under the indemnifications, we will seek reimbursement from Williams.

As part of our initial public offering, Williams agreed to indemnify us against environmental liabilities for the petroleum products terminals and ammonia pipeline system owned at that time. The indemnification covers up to $15.0 million resulting from events that arose prior to February 9, 2001, become known within 3 years and exceed all amounts recovered or recoverable by us under contractual indemnities from third parties or under any applicable insurance policies. As part of the sales transaction between Williams and MMH, certain portions of the indemnities recoverable from Williams were assumed by MMH. As of September 30, 2003, we had collected $2.2 million against this indemnity and had recorded $3.5 million of environmental liabilities associated with our petroleum products terminals and ammonia pipeline system, all of which were covered by this indemnification. Management estimates that these expenditures for environmental remediation liabilities will occur over the next five years.

In connection with our acquisition of the petroleum products pipeline system on April 11, 2002, an affiliate of Williams agreed to indemnify us for losses and damages related to breaches of environmental representations and warranties and the failure to comply with environmental laws prior to closing in excess of $2.0 million up to a maximum of $125.0 million. This $125.0 million will also cover claims made by us for breaches of other representations and warranties. The environmental indemnification obligation applies to liabilities that resulted from events which occurred prior to the closing of our acquisition of this pipeline system and which are discovered within six years of closing. Williams has provided a performance guarantee for these environmental indemnities. As part of the sales transaction between Williams and MMH, certain portions of the indemnities recoverable from Williams were assumed by MMH. As of September 30, 2003, we had collected $10.0 million on this indemnification and had accrued environmental remediation liabilities associated with our petroleum products pipeline system of $21.7 million. Management estimates that these expenditures will occur over the next five years.

As part of the sales transaction between Williams and MMH, Williams agreed to indemnify us for losses and damages related to breaches of environmental representations and warranties and the failure to comply with environmental laws prior to the closing up to a maximum of $175.0 million to the extent those losses and damages are not already covered by the indemnifications described above. Williams has provided to us a performance guarantee for these environmental indemnities. As of September 30, 2003, we had accrued $1.2 million associated with this indemnity. We have not yet collected any amounts from Williams associated with this indemnity. This $175.0 million indemnity will also cover claims made by us for breaches of other representations and warranties.

Other Items – The laws in eight of the states where we conduct business require state income tax withholding from distributions to non-resident unitholders. The withholding requirements are not uniform among the states; however, in all situations the withholding statutes present issues that make it impractical, if not impossible, for us to comply. First, unitholders are not taxed on the quarterly cash distributions they receive from us. The quarterly distributions we paid to our unitholders represent a non-taxable return of capital. Unitholders are taxed, at a federal level, on partnership distributable net income. Second, industry practice for master limited partnerships dictates that ownership units are held primarily through brokerage accounts. Accordingly, most brokers provide unitholder information on an annual basis long after the state withholding filing deadlines. Our exposure for state withholding taxes on distributable net income to non-resident unitholders was zero for the twelve months ended December 31, 2002, and is projected to be less than $0.2 million for the twelve months ended December 31, 2003. We continue to work with the various state taxing authorities in an attempt to remedy this situation by exempting non-resident unitholders from state income tax withholding requirements.

Under rules promulgated by the NYSE listed companies are required to have at least three directors on their board who are independent from the management of the company. In connection with the acquisition of the Partnership by MMH, six of the seven directors resigned from our General Partner’s board of directors and four directors affiliated with MMH were appointed to our General Partner’s board. On July 21, 2003, Mark Papa, was elected to the board. Mr. Papa is the only board member who meets the NYSE’s definition of an independent director. We anticipate that, in connection with the January 2004 board meeting, our General Partner’s board of directors will be expanded to eight members and the two vacancies will be filled by individuals which satisfy the independence requirements of the NYSE. We are keeping the NYSE informed of our progress on this matter.

NEW ACCOUNTING PRONOUNCEMENTS

There were no new standards issued by the Financial Accounting Standards Board during the third quarter of 2003.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not engage in interest rate or foreign currency exchange rate hedging transactions.

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk. Debt we incur under our credit facility and our Floating Rate Series A Senior Secured notes bear variable interest based on the Eurodollar rate. If the Eurodollar changed by 0.125%, our annual interest obligations associated with the $90.0 million of outstanding borrowings under the term loan and revolving credit facility at September 30, 2003, and the $178.0 million of outstanding borrowings under the Floating Rate Series A Senior Secured Notes would change by approximately $0.3 million. Unless interest rates change significantly in the future, our exposure to interest rate market risk is minimal.

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

The Partnership’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, does not expect that the Partnership’s disclosure controls or its internal controls over financial reporting (internal controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Partnership monitors its disclosure controls and internal controls and makes modifications as necessary; the Partnership’s intent in this regard is that the disclosure controls and the internal controls will be maintained as systems change and conditions warrant.

There has been no change in the Partnership’s internal controls that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal controls.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements-statements that discuss our expected future results based on current and pending business operations. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

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

The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

•	price trends and overall demand for natural gas liquids, refined petroleum products, natural gas, oil and ammonia in the United States;

•	weather patterns materially different than historical trends;

•	development of alternative energy sources;

•	changes in demand for storage in our petroleum products terminals;

•	changes in our tariff rates implemented by the Federal Energy Regulatory Commission and the United States Surface Transportation Board;

•	shut-downs or cutbacks at major refineries, petrochemical plants, ammonia production facilities or other businesses that use or supply our services;

•	changes in the throughput on petroleum products pipelines owned and operated by third parties and connected to our petroleum products terminals;

•	loss of one or more of our three customers on our ammonia pipeline system;

•	changes in the federal government’s policy regarding farm subsidies, which could negatively impact the demand for ammonia and reduce the amount of ammonia transported through our ammonia pipeline system;

•	an increase in the competition our operations encounter;

•	the occurrence of an operational hazard or unforeseen interruption for which we are not adequately insured;

•	our ability to integrate any acquired operations into our existing operations;

•	our ability to successfully identify and close strategic acquisitions and make cost saving changes in operations;

•	changes in general economic conditions in the United States;

•	changes in laws and regulations to which we are subject, including tax and state tax withholding issues, safety, environmental and employment laws and regulations;

•	the cost and effects of legal and administrative claims and proceedings against us or our subsidiaries;

•	the amount of our indebtedness, which could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds, place us at competitive disadvantages compared to our competitors that have less debt or have other adverse consequences;

•	the condition of the capital markets and equity markets in the United States;

•	the ability to raise capital in a cost-effective way;

•	the effect of changes in accounting policies;

•	the ability to manage rapid growth;

•	Williams’ ability to perform on its environmental and right-of-way indemnifications to us;

•	supply disruption; and

•	global and domestic economic repercussions from terrorist activities and the government’s response thereto.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to various legal actions that have arisen in the ordinary course of our business. We do not believe that the resolution of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 3.1 —	Certificate of Limited Partnership of Williams Energy Partners L.P. dated August 30, 2000, as amended on November 15, 2002 and August 12, 2003.

Exhibit 10.1 —	Third Amended and Restated Williams Energy Partners Long-Term Incentive Plan dated as of July 22, 2003.

Exhibit 10.2 —	Credit Agreement dated as of August 6, 2003, among Williams Energy Partners L.P., as borrower, the several lenders thereto, Lehman Brothers Inc., Banc of America Securities, LLC, as Joint Lead Arrangers, Bank of America, N.A., as Syndication Agent and Lehman Commercial Paper Inc., as Administrative Agent.

Exhibit 10.3 —	Guarantee and Collateral Agreement dated as of August 6, 2003, made by Williams Energy Partners L.P. and certain of its subsidiaries in favor of Lehman Commercial Paper Inc., as Administrative Agent.

Exhibit 10.4 —	Assignment and Assumption Agreement dated as of September 4, 2003 by Magellan Asset Services, L.P. in favor of Lehman Commercial Paper Inc., as administrative agent.

Exhibit 31.1 —	Certification of Don R. Wellendorf, principal executive officer.

Exhibit 31.2 —	Certification of John D. Chandler, principal financial officer.

Exhibit 32.1 —	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

Exhibit 32.2 —	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

(b)	Reports on Form 8-K:

On July 28, 2003, the Partnership’s earnings for the three and six months ended June 30, 2003 and 2002 were reported on Form 8-K. The Partnership further reported the non-GAAP financial measures included with its second quarter 2003 earnings report.

On August 8, 2003, the Partnership reported on Form 8-K that the Partnership had entered into an agreement for a new term loan and revolving credit facility.

On August 12, 2003, the Partnership reported on Form 8-K that, effective September 1, 2003, the Partnership had changed its name from Williams Energy Partners L.P. to Magellan Midstream Partners, L.P. and that its common units would begin trading on the New York Stock Exchange under the ticker symbol “MMP” on that date.

On October 15, 2003, Magellan GP, LLC (the Partnership’s general partner) filed on Form 8-K its consolidated balance sheet as of July 31, 2003 and December 31, 2002 with accompanying notes.

On October 27, 2003, the Partnership’s earnings for the three and nine months ended September 30, 2003 and 2002 were reported on Form 8-K. The Partnership further reported the non-GAAP financial measures included with its third quarter 2003 earnings report.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma, on November 10, 2003.

MAGELLAN MIDSTREAM PARTNERS, L.P. By: Magellan GP, LLC its General Partner

/s/ JOHN D. CHANDLER

John D. Chandler Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Limited Partnership of Williams Energy Partners L.P. dated August 30, 2000, as amended on November 15, 2002 and August 12, 2003

10.1	Third Amended and Restated Williams Energy Partners Long-Term Incentive Plan dated as of July 22, 2003.

10.2	Credit Agreement dated as of August 6, 2003, among Williams Energy Partners L.P., as borrower, the several lenders thereto, Lehman Brothers Inc., Banc of America Securities, LLC, as Joint Lead Arrangers, Bank of America, N.A., as Syndication Agent and Lehman Commercial Paper Inc., as Administrative Agent.

10.3	Guarantee and Collateral Agreement dated as of August 6, 2003, made by Williams Energy Partners L.P. and certain of its subsidiaries in favor of Lehman Commercial Paper Inc., as Administrative Agent.

10.4	Assignment and Assumption Agreement dated as of September 4, 2003 by Magellan Asset Services, L.P. in favor of Lehman Commercial Paper Inc., as administrative agent.

31.1	Certification of Don R. Wellendorf, principal executive officer

31.2	Certification of John D. Chandler, principal financial officer

32.1	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer

32.2	Section 1350 Certification of John D. Chandler, Chief Financial Officer