Form 10-Q
period 2004-03-31
MAGELLAN MIDSTREAM PARTNERS LP
filed 2004-05-07
CIK 1126975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 5, 2004, there were outstanding 23,130,541 common units and 4,259,771 subordinated units.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2004
Transportation and terminals revenues:
Third party	$79,463	$88,930
Affiliate	8,251	—
Product sales revenues:
Third party	31,948	44,214
Affiliate	53	—

Total revenues	119,715	133,144
Costs and expenses:
Operating	33,359	37,000
Environmental	1,797	23,805
Environmental reimbursements	(1,186)	(23,015)
Product purchases	27,818	38,499
Depreciation and amortization	9,379	9,522
Affiliate general and administrative	10,438	12,887

Total costs and expenses	81,605	98,698
Equity earnings	—	120

Operating profit	38,110	34,566
Interest expense	9,031	8,515
Interest income	(526)	(446)
Debt placement fee amortization	547	682

Net income	$29,058	$25,815

Allocation of net income:
Limited partners’ interest	$27,008	$23,874
General partner’s interest	2,050	1,941

Net income	$29,058	$25,815

Basic net income per limited partner unit	$0.99	$0.87

Weighted average number of limited partner units outstanding used for basic net income per unit calculation	27,190	27,390

Diluted net income per limited partner unit	$0.99	$0.87

Weighted average number of limited partner units outstanding used for diluted net income per unit calculation	27,318	27,436

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2003	March 31, 2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111,357	$43,891
Restricted cash	8,223	16,472
Accounts receivable (less allowance for doubtful accounts of $319 and $306 at December 31, 2003 and March 31, 2004, respectively)	19,615	23,979
Other accounts receivable	14,579	35,818
Affiliate accounts receivable	9,324	3,481
Inventory	17,588	14,260
Other current assets	3,941	7,673

Total current assets	184,627	145,574
Property, plant and equipment, at cost	1,371,847	1,407,903
Less: accumulated depreciation	431,298	439,212

Net property, plant and equipment	940,549	968,691
Equity investments	—	25,120
Goodwill	22,057	22,057
Other intangibles (less accumulated amortization of $911 and $1,238 at December 31, 2003 and March 31, 2004, respectively)	11,417	11,091
Long-term affiliate receivables	13,472	12,886
Long-term receivables	9,077	10,949
Debt placement costs (less accumulated amortization of $2,761 and $3,443 at December 31, 2003 and March 31, 2004, respectively)	10,618	10,036
Other noncurrent assets	3,113	3,029

Total assets	$1,194,930	$1,209,433

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$21,200	$14,212
Affiliate accounts payable	257	497
Outstanding checks	6,961	4,878
Accrued affiliate payroll and benefits	15,077	6,755
Accrued taxes other than income	14,286	13,996
Accrued interest payable	8,196	16,039
Environmental liabilities	12,243	31,871
Deferred revenue	10,868	11,147
Accrued product purchases	11,585	7,891
Current portion of long-term debt	900	900
Other current liabilities	5,616	5,228

Total current liabilities	107,189	113,414
Long-term debt	569,100	569,100
Long-term affiliate payable	1,509	2,506
Other deferred liabilities	4,455	7,793
Environmental liabilities	14,528	18,842
Commitments and contingencies
Partners’ capital:
Partners’ capital	498,920	501,893
Accumulated other comprehensive loss	(771)	(4,115)

Total partners’ capital	498,149	497,778

Total liabilities and partners’ capital	$1,194,930	$1,209,433

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2004
Operating Activities:
Net income	$29,058	$25,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,379	9,522
Debt placement fee amortization	547	682
Loss on sale and retirement of assets	242	1,224
Earnings in equity investment	—	(120)
Changes in components of operating assets and liabilities:
Accounts receivable and other accounts receivable	(2,973)	(25,603)
Affiliate accounts receivable	(1,513)	5,843
Inventory	312	3,328
Accounts payable	(7,270)	(6,988)
Affiliate accounts payable	10,280	240
Accrued affiliate payroll and benefits	837	(7,988)
Accrued taxes other than income	(1,554)	(290)
Accrued interest payable	8,328	7,843
Accrued product purchases	4,948	(3,694)
Restricted cash	(5,309)	(8,249)
Current and noncurrent environmental liabilities	516	20,127
Other current and noncurrent assets and liabilities	(5,641)	(6,135)

Net cash provided by operating activities	40,187	15,557

Investing Activities:
Additions to property, plant and equipment	(4,531)	(9,332)
Proceeds from sale of assets	37	—
Acquisitions	—	(50,415)

Net cash used by investing activities	(4,494)	(59,747)

Financing Activities:
Distributions paid	(21,034)	(25,800)
Capital contributions by affiliate	3,912	2,607
Debt placement costs	(313)	(100)
Other	—	17

Net cash used in financing activities	(17,435)	(23,276)

Change in cash and cash equivalents	18,258	(67,466)
Cash and cash equivalents at beginning of period	75,151	111,357

Cash and cash equivalents at end of period	$93,409	$43,891

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Magellan Midstream Partners, L.P. (the “Partnership”) is a Delaware master limited partnership. The Partnership was formed in August 2000 as Williams Energy Partners L.P., which was renamed Magellan Midstream Partners, L.P. effective September 1, 2003. Magellan GP, LLC (the “General Partner”), a Delaware limited liability company, serves as the Partnership’s general partner and owns a 2% general partner interest. The General Partner is a wholly-owned subsidiary of Magellan Midstream Holdings, L.P. (“MMH”), a Delaware limited partnership owned by Madison Dearborn Capital Partners IV, L.P. and Carlyle/Riverstone MLP Holdings, L.P. The General Partner has contracted with MMH to perform all management and operating functions required for the Partnership.

The Partnership operates and reports in three business segments: the petroleum products pipeline system, the petroleum products terminals and the ammonia pipeline system. Our reportable segments offer different products and services and are managed separately because each requires different business strategies.

In the opinion of management, the accompanying consolidated financial statements of Magellan Midstream Partners, L.P., which are unaudited except for the consolidated balance sheet as of December 31, 2003, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly the Partnership’s financial position as of March 31, 2004, the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year ending December 31, 2004. Certain amounts in the financial statements for 2003 have been reclassified to conform to the current period’s presentation.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2003.

2. Derivative Financial Instruments

In February 2004, the Partnership entered into three separate interest rate swap agreements to hedge the Partnership’s exposure against interest rate increases for a portion of the debt the Partnership anticipates refinancing related to Magellan Pipeline Company LLC’s (“Magellan Pipeline”) Series A and Series B notes (see Note 11—Debt). The Partnership has accounted for these interest rate hedges as cash flow hedges. The notional amounts of the swaps total $150.0 million. Under the terms of the swap agreements, the Partnership will pay the equivalent of ten-year fixed interest rates and will receive the equivalent of ten-year LIBOR. The swaps will be required to be unwound shortly after October 2007. The 10-year period of the swap agreements is the assumed tenure of the replacement debt. The average fixed rate on the swap agreements is 5.9%.

The Partnership generally reports gains, losses and any ineffectiveness from interest rate derivatives in its results of operations in interest expense; however, in accordance with Financial Accounting Standards Board Statement No. 133, as amended, as of March 31, 2004 and for the three month period then ended, the $3.4 million unrealized loss on the interest rate swap agreements was recorded in accumulated other comprehensive loss and other deferred liabilities on the balance sheet. The swap agreements are effective and to the extent any portion of the swap agreements is ineffective it would be immaterial to the three month period ended March 31, 2004 and is expected to be immaterial for the 2004 year.

3. Acquisitions

During the first three months of 2004, the Partnership completed two acquisitions, which are described below. The petroleum products terminals acquisition was accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. The purchase price presented below includes certain accrued costs that will be adjusted when the final costs are known, which should be during the second quarter of 2004. The Osage Pipeline acquisition has been accounted for as an equity investment. The results of operations from the petroleum products terminals have been included with the petroleum products terminals segment results and the equity earnings from the Osage Pipeline acquisition have been included in the petroleum products pipeline system segment results since their respective acquisition dates.

Petroleum Products Terminals

On January 29, 2004, the Partnership acquired ownership in 14 petroleum products terminals located in the southeastern United States. The Partnership paid $24.8 million for these facilities, incurred $0.6 million of closing costs and assumed $3.8 million of environmental liabilities. The Partnership previously owned a 79% interest in eight of these terminals and purchased the remaining ownership interest from Murphy Oil USA, Inc. In addition, the acquisition included sole ownership of six terminals that were previously jointly owned by Murphy Oil USA, Inc. and Colonial Pipeline Company. The allocation of the purchase price to assets acquired and liabilities assumed was as follows (in thousands):

Purchase price:
Cash paid, including transaction costs	$25,415
Liabilities assumed	3,815

Total purchase price	$29,230

Allocation of purchase price:
Property, plant and equipment	$29,230

Osage Pipeline

On March 2, 2004, the Partnership acquired a 50% ownership in Osage Pipe Line Company, LLC (“OPL”), for $25.0 million from National Cooperative Refining Association (“NCRA”). OPL, which owns the Osage pipeline, is in the process of obtaining record title to the Osage pipeline assets. The 135-mile Osage pipeline transports crude oil from Cushing, Oklahoma to El Dorado, Kansas and has connections to the NCRA refinery in McPherson, Kansas and the Frontier refinery in El Dorado, Kansas. The remaining 50% interest in OPL is owned by NCRA. The Partnership’s investment in OPL includes an excess net investment amount of $22.0 million. Excess investment is the amount by which our investment balance exceeds our proportionate share of the net assets of the investment.

Pro Forma Information

The following summarized pro forma consolidated income statement information for the three months ended March 31, 2003 and 2004, assumes that all of the acquisitions discussed above had occurred as of January 1, 2003. We have prepared these pro forma financial results for comparative purposes only. These pro forma financial results may not be indicative of the results that would have occurred if we had completed these acquisitions as of the periods shown below or the results that will be attained in the future. The amounts presented below are in thousands, except for per unit amounts:

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2004
	As Reported	Pro Forma Adjustments	Pro Forma	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$119,715	$1,839	$121,554	$133,144	$633	$133,777
Net income	$29,058	$931	$29,989	$25,815	$322	$26,137
Basic net income per limited partner unit	$0.99	$0.04	$1.03	$0.87	$0.01	$0.88
Diluted net income per limited partner unit	$0.99	$0.03	$1.02	$0.87	$0.01	$0.88

Number of limited partner units used for basic net income per unit calculation	27,190	27,190	27,190	27,390	27,390	27,390
Number of limited partner units used for diluted net income per unit calculation	27,318	27,318	27,318	27,436	27,436	27,436

Pro forma adjustments, other than actual operating results, include: additional general and administrative expenses of $130 thousand for the 2003 quarter and $60 thousand for the 2004 quarter, excess equity investment amortization of $167 thousand for the 2003 quarter and $111 thousand for the 2004 quarter and the elimination of income taxes of $241 thousand for the 2003 quarter and $139 thousand for the 2004 quarter.

4. Allocation of Net Income

The allocation of net income between the General Partner and limited partners is as follows (in thousands):

	Three Months Ended March 31,
	2003	2004
Allocation of net income to General Partner:
Net income	$29,058	$25,815
Charges direct to General Partner:
Transition charges	—	628
Charges in excess of the general and administrative expense cap charged against income	—	1,137

Total direct charges to General Partner	—	1,765

Income before direct charges to General Partner	29,058	27,580
General Partner’s share of distributions	7.06%	13.44%

General Partner’s allocated share of net income before direct charges	2,050	3,706
Direct charges to General Partner	—	(1,765)

Net income allocated to General Partner	$2,050	$1,941

Net income	$29,058	$25,815
Less: net income allocated to General Partner	2,050	1,941

Net income allocated to limited partners	$27,008	$23,874

On June 17, 2003, The Williams Companies, Inc. (“Williams”) sold all the limited partner units it owned in the Partnership and its membership interests in the General Partner to MMH. The transition charges of $0.6 million incurred during the three months ended March 31, 2004 represent costs for transitioning the Partnership from Williams in excess of the amount contractually required to be paid by the Partnership. The Partnership has recorded these excess transition costs as a capital contribution. Charges in excess of the general and administrative expense cap were $1.1 million for the three months ended March 31, 2004. These amounts represent general and administrative expenses charged against Partnership income during the three months ended March 31, 2004 that will be reimbursed to the Partnership by the General Partner under the terms of the new omnibus agreement. Consequently, this amount has been charged directly against the General Partner’s allocation of net income. The Partnership records these reimbursements by the General Partner as a capital contribution.

5. Comprehensive Income

For the three months ended March 31, 2004 and 2003, the difference between the Partnership’s net income and comprehensive income was the unrealized loss on the interest rate swaps and the amortization of the loss on a cash flow hedge. For information relative to the interest rate swaps see Note 2 – Derivative Financial Instruments. During September 2002, in anticipation of a new debt placement to replace the short-term debt assumed to acquire Magellan Pipeline, the Partnership entered into an interest rate hedge. The effect of this interest rate hedge was to set the coupon rate on a portion of the fixed-rate debt prior to actual execution of the debt agreement. The loss on the hedge, approximately $1.0 million, was recorded in accumulated other comprehensive loss and is being amortized over the five-year life of the fixed-rate debt secured during October 2002. The Partnership’s total comprehensive income is as follows (in thousands):

	Three Months Ended March 31,
	2003	2004
Net income	$29,058	$25,815
Change in fair value of interest rate swaps	—	(3,394)
Amortization of loss on cash flow hedge	50	50

Other comprehensive income (loss)	50	(3,344)

Comprehensive income	$29,108	$22,471

6. Segment Disclosures

Management evaluates performance based upon segment operating margin, which includes revenues from affiliate and external customers, operating expenses, environmental expense, environmental reimbursements and product purchases.

On June 17, 2003, Williams sold its interest in the Partnership to MMH. Prior to June 17, 2003, affiliate revenues from Williams were accounted for as if the sales were to unaffiliated third parties. The Partnership has had no affiliate revenues since Williams’ sale of its interest in the Partnership to MMH on June 17, 2003. Also, prior to June 17, 2003, affiliate general and administrative costs, other than equity-based incentive compensation, were based on the expense limitations provided for in the omnibus agreement and were allocated to the business segments based on their proportional percentage of revenues. After June 17, 2003, affiliate general and administrative costs have generally been charged to the Partnership and allocated to the business segments based on a three-factor formula which considers total salaries, property, plant and equipment and operating revenues less product purchases.

The Partnership’s reportable segments are strategic business units that offer different products and services. The segments are managed separately because each segment requires different marketing strategies and business knowledge.

The non-generally accepted accounting principle (“GAAP”) measure of operating margin (in the aggregate and by segment) is presented in the following tables. The components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the tables below. Management believes that investors benefit from having access to the same financial measures they use to evaluate performance. Operating margin is an important performance measure of the economic resources of the Partnership’s core operations. This measure forms the basis of the Partnership’s internal financial reporting and is used by management in deciding how to allocate capital resources between segments. Operating profit, alternatively, includes expense items that management does not consider when evaluating the core profitability of an operation such as depreciation and general and administrative costs.

	Three Months Ended March 31, 2003
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Elimin- ations	Total
Revenues:
Third party	$90,619	$19,181	$1,611	$—	$111,411
Affiliate	3,249	5,055	—	—	8,304

Total revenues	93,868	24,236	1,611	—	119,715
Operating expenses	24,542	7,677	1,140	—	33,359
Environmental	1,797	—	—	—	1,797
Environmental reimbursements	(1,099)	—	(87)	—	(1,186)
Product purchases	27,426	392	—	—	27,818

Operating margin	41,202	16,167	558	—	57,927
Depreciation and amortization	5,644	2,928	807	—	9,379
Affiliate general and administrative expenses	8,340	1,887	211	—	10,438

Segment profit	$27,218	$11,352	$(460)	$—	$38,110

	Three Months Ended March 31, 2004
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Elimin- ations	Total
Revenues	$106,821	$22,864	$3,600	$(141)	$133,144
Operating expenses	28,456	8,359	981	(796)	37,000
Environmental	23,488	150	167	—	23,805
Environmental reimbursements	(22,704)	(150)	(161)	—	(23,015)
Product purchases	37,375	1,124	—	—	38,499
Equity earnings	(120)	—	—	—	(120)

Operating margin	40,326	13,381	2,613	655	56,975
Depreciation and amortization	5,506	3,158	203	655	9,522
Affiliate general and administrative expenses	9,013	3,292	582	—	12,887

Segment profit	$25,807	$6,931	$1,828	$—	$34,566

7. Inventories

Inventories at December 31, 2003 and March 31, 2004 were as follows (in thousands):

	December 31, 2003	March 31, 2004
Refined petroleum products	$3,741	$991
Natural gas liquids	12,362	11,358
Additives	977	1,403
Other	508	508

Total inventories	$17,588	$14,260

8. Equity Investment

Effective March 2, 2004, the Partnership acquired a 50% ownership in OPL, which owns the Osage pipeline. The remaining 50% interest is owned by NCRA. The 135-mile Osage pipeline transports crude oil from Cushing, Oklahoma to El Dorado, Kansas and has connections to the NCRA refinery in McPherson, Kansas and the Frontier refinery in El Dorado, Kansas. The agreement between the Partnership and NCRA calls for equal sharing of net income of OPL.

The Partnership uses the equity method of accounting to account for this investment. Summarized financial information for OPL from the acquisition date (March 2, 2004) through March 31, 2004 is presented below (in thousands):

Revenues	$658
Net income	$240

The condensed balance sheet for OPL as of March 31, 2004 is presented below (in thousands):

Current assets	$1,822
Noncurrent assets	5,413
Current liabilities	831
Members’ equity	6,404

A summary of the Partnership’s equity investment in OPL is as follows (in thousands):

Initial investment	$25,000
Earnings in equity investment	120

Equity investment, March 31, 2004	$25,120

The Partnership’s investment in OPL includes an excess net investment amount of $22.0 million. Excess investment is the amount by which our investment balance exceeds our proportionate share of the net assets of the investment.

9. Related Party Transactions

Affiliate revenues historically represented revenues from Williams and its affiliates. The Partnership has had no affiliate revenues since Williams’ sale of its interest in the Partnership to MMH on June 17, 2003. The following paragraphs describe the affiliate relationships the Partnership had with Williams and its affiliates prior to June 17, 2003.

The Partnership had agreements with Williams Energy Marketing & Trading, LLC (“WEM&T”) which provided for: (i) the lease of a Carthage, Missouri propane storage cavern and (ii) access and utilization of storage on the Magellan Pipeline system. Magellan Pipeline had also entered into tank storage agreements with Williams Bio-Energy, LLC (“Williams Bio-Energy”) which was an affiliate entity until its sale by Williams in May 2003. The Partnership also had a lease storage contract with Williams Bio-Energy at its Galena Park, Texas marine terminal facility.

The Partnership also had an agreement with WEM&T that provided for storage and other ancillary services at our marine terminal facilities. This agreement was cancelled during the first quarter of 2003 in exchange for a $3.0 million payment to us from WEM&T. Both WEM&T and Williams Refining & Marketing had agreements for the access and utilization of the inland terminals.

In addition, the Partnership had an agreement with Williams Petroleum Services, LLC to perform services related to petroleum products asset management activities for an annual fee in 2003 of approximately $4.0 million. In July 2003, the Partnership acquired from Williams and its affiliates the rights to these activities.

The Partnership also had affiliate agreements with WEM&T and Williams Refining & Marketing for the non-exclusive and non-transferable sub-license to use the ATLAS 2000 software system. The rights to this system were contributed to us on June 17, 2003.

The following table reflects affiliate revenues for the three months ended March 31, 2003 (in thousands):

Williams Energy Marketing & Trading	$5,324
Midstream Marketing & Risk Management	204
Williams Refining & Marketing	306
Williams Bio-Energy	1,359
Williams Petroleum Services, LLC	1,111

Total	$8,304

Costs and expenses related to activities between the Partnership and Williams and its affiliates after June 17, 2003 have been accounted for as unaffiliated third-party transactions. Transactions between the Partnership and MMH and its affiliates were accounted for as affiliate transactions after June 17, 2003. The following table summarizes costs and expenses from various affiliate companies with the Partnership and are reflected in the cost and expenses in the accompanying consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2003		2004
Williams—allocated general and administrative expenses	$10,438		$—
Williams—allocated operating and maintenance expenses	33,970	*	—
Williams Energy Marketing & Trading—product purchases	472		—
MMH—allocated operating and maintenance expenses	—		13,374
MMH—allocated general and administrative expenses	—		12,887

* Includes environmental costs and environmental reimbursements.

For the period January 1, 2003 through March 31, 2003, Williams allocated both direct and indirect general and administrative expenses to the Partnership’s general partner. Direct expenses allocated by Williams were primarily salaries and benefits of employees and officers associated with the business activities of the affiliate. Indirect expenses included legal, accounting, treasury, engineering, information technology and other corporate services. Williams allocated these expenses to the Partnership’s general partner based on the expense limitation provided for in an agreement between Williams, the Partnership’s general partner and the Partnership. The Partnership reimbursed its general partner and its affiliates for expenses charged to us by the General Partner on a monthly basis.

As a result of the sale of Williams’ ownership interests in the Partnership, the Partnership entered into a new services agreement with MMH pursuant to which MMH agreed to perform specified services required for our operations. Consequently, the Partnership’s operations and general and administrative functions are now provided by MMH. The Partnership’s reimbursement of general and administrative costs is subject to the limitations as defined in the new omnibus agreement.

Williams and certain of its affiliates and MMH have indemnified us against certain environmental costs. Receivables from Williams or its affiliates associated with these environmental costs were $7.8 million and $29.1 million at December 31, 2003 and March 31, 2004, respectively, and are included with accounts receivable amounts presented in the consolidated balance sheets. Receivables from MMH were $19.0 million and $16.4 million at December 31, 2003 and March 31, 2004, respectively, and are included with the affiliate accounts receivable in the consolidated balance sheets.

10. Employee Benefit Plans

On January 1, 2004, MMH assumed sponsorship of the Magellan Pension Plan for PACE Employees (“Union Pension Plan”) for hourly employees. In addition, MMH began sponsorship of a pension plan for non-union employees and a post-retirement benefit plan for selected employees effective January 1, 2004. The following table presents the Partnership’s recognition of net periodic benefit costs related to these plans during the three months ended March 31, 2004 (in thousands).

Components of Net Periodic Benefit Costs:	Pension Benefits	Other Post- Retirement Benefits
Service cost	$925	$103
Interest cost	427	221
Expected return on plan assets	(409)	—
Amortization of prior service cost	112	582

Net periodic benefit cost	$1,055	$906

The Partnership anticipates contributing a total of $2.0 million to satisfy minimum funding requirements for pension benefits for the 2004 year. Through March 31, 2004, a total of $0.3 million had been contributed.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was enacted on December 8, 2003. The effect of the Act has not been reflected in the net post-retirement benefit cost disclosed above. Authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Partnership to change previously reported information. The effect of the Act on the overall costs to the Partnership is not expected to be material.

11. Debt

Debt for the Partnership at December 31, 2003 and March 31, 2004 was as follows (in thousands):

	December 31, 2003	March 31, 2004
	(Audited)
Magellan term loan and revolving credit facility:
Long-term portion	$89,100	$89,100
Current portion	900	900

Total	90,000	90,000
Magellan Pipeline Senior Secured Notes-long-term portion	480,000	480,000

Total debt	$570,000	$570,000

Magellan term loan and revolving credit facility

In August 2003, the Partnership entered into a credit agreement with a syndicate of banks. This facility is comprised of a $90.0 million term loan and an $85.0 million revolving credit facility of which $10.0 million is available for letters of credit. The term loan bears interest at the Eurodollar rate plus a margin of 2.0%. Indebtedness under the revolving credit facility bears interest at the Eurodollar rate plus a margin of 1.8%. The interest rate on amounts borrowed under these facilities at March 31, 2004 was 3.1%. The Partnership also incurs a commitment fee on the un-drawn portion of the revolving credit facility. The facility provides for the establishment of up to $100.0 million in additional term loans, which would bear interest at a rate agreed to at the time of borrowing. The Partnership incurred debt placement fees of $2.6 million associated with this credit facility, which are being amortized over the life of the credit facility.

The revolving credit facility terminates on August 6, 2007, and the term loan terminates on August 6, 2008. Scheduled prepayments equal to 1.0% of the initial term loan balance are due on August 6th of each year until maturity. As of March 31, 2004, the $90.0 million term loan was outstanding with $0.7 million of the $85.0 million revolving credit facility being used for letters of credit, and the balance available for future borrowings. The Partnership’s equity interests in Magellan OLP, L.P. and Magellan GP, Inc., including their subsidiaries, secure obligations under the facility. Magellan OLP, L.P., a Delaware limited partnership, owns the entities which hold the Partnership’s petroleum products terminals, ammonia pipeline system and equity investment in the Osage pipeline. Magellan GP, Inc., a Delaware corporation, is the general partner of Magellan OLP, L.P. Those entities are also guarantors of the Partnership’s obligations under the facility. Magellan Pipeline is a separate operating subsidiary of the Partnership and is not a guarantor under this facility. The weighted-average interest rate for this facility for the three months ended March 31, 2004 was 3.2%.

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

Magellan Pipeline Senior Secured Notes

During October 2002, Magellan Pipeline entered into a private placement debt agreement with a group of financial institutions for $200.0 million aggregate principal amount of Floating Rate Series A Senior Secured Notes and up to $340.0 million aggregate principal amount of Fixed Rate Series B Senior Secured Notes. Both notes are secured with the Partnership’s membership interest in and assets of Magellan Pipeline. The maturity date of both notes is October 7, 2007; however, the Partnership will be required on each of October 7, 2005 and October 7, 2006, to repay 5.0% of the then outstanding principal amount of the Senior Secured Notes. At March 31, 2004, $480.0 million was outstanding under these notes, with $178.0 million borrowed under the Series A notes and $302.0 million borrowed under the Series B notes.

The Series A notes bear interest at a rate equal to the six-month Eurodollar rate plus 4.3%, which was 5.4% at March 31, 2004. The weighted average interest rate of the Series B notes is a fixed rate of 7.8%. The Partnership incurred debt placement fees associated with these notes of $10.8 million which are being amortized over the life of the notes. Payment of interest and repayment of the principal is guaranteed by the Partnership. Monthly deposits in the amount of interest due the lenders are made to a cash escrow account from which interest payments on the Magellan Pipeline notes are made semi-annually. These deposits are reflected as restricted cash on the Partnership’s consolidated balance sheets and were $8.2 million and $16.5 million at December 31, 2003 and March 31, 2004, respectively.

The note purchase agreement requires the Partnership and Magellan Pipeline to maintain specified ratios of: (i) consolidated debt to EBITDA of no greater than 4.50 to 1.00, and (ii) consolidated EBITDA to interest expense of at least 2.50 to 1.00.

In addition, the note purchase agreement contains additional covenants that limit Magellan Pipeline’s ability to, among other things:

•	incur additional indebtedness;

•	encumber its assets;

•	make debt or equity investments;

•	make loans or advances;

•	engage in transactions with affiliates;

•	merge, consolidate, liquidate or dissolve;

•	sell or lease a material portion of its assets;

•	engage in sales and leaseback transactions; and

•	change the nature of its business.

12. Commitments and Contingencies

Williams and certain of its affiliates have indemnified the Partnership for covered environmental losses related to assets operated by the Partnership at the time of its initial public offering date (February 9, 2001) that become known by August 9, 2004 and that exceed amounts recovered or recoverable under the Partnership’s contractual indemnities from third persons or under any applicable insurance policies. We refer to this indemnity in the table below as the “IPO Indemnity”. However, Williams’ obligations under this indemnity are limited to $13.3 million, which represents the $15.0 million indemnity provided under the old omnibus agreement less amounts paid by Williams prior to June 17, 2003 under that agreement. Covered environmental losses are those non-contingent terminal and ammonia system environmental losses, costs, damages and expenses suffered or incurred by the Partnership arising from correction of violations or performance of remediation required by environmental laws in effect at February 9, 2001, due to events and conditions associated with the operation of the assets and occurring before February 9, 2001.

In addition, Williams and certain of its affiliates have indemnified the Partnership for right-of-way defects or failures in the ammonia pipeline easements for 15 years after February 9, 2001. Williams and certain of its affiliates have also indemnified the Partnership for right-of-way defects or failures associated with the marine facilities at Galena Park and Corpus Christi, Texas and Marrero, Louisiana for 15 years after February 9, 2001.

In conjunction with the acquisition of Magellan Pipeline in April 2002, Williams agreed to indemnify the Partnership for any breaches of representations or warranties, environmental liabilities and failures to comply with environmental laws as described below that result in losses and damages up to $110.0 million after the payment of an applicable $2.0 million deductible. With respect to any amount exceeding $110.0 million, Williams will be responsible for one-half of that amount up to $140.0 million. Williams’ liability under this indemnity is capped at $125.0 million. We refer to this indemnity in the table below as the “Magellan Pipeline Indemnity”. This indemnification obligation survived for one year, except for those obligations relating to employees, title, taxes and environmental. Obligations relating to employees and employee benefits will survive for the applicable statute of limitations and those obligations relating to real property, including asset titles, will survive for ten years after April 11, 2002, the date the Partnership acquired Magellan Pipeline. This indemnity also provides that the Partnership will be indemnified for an unlimited amount of losses and damages related to tax liabilities. In addition, any losses and damages related to environmental liabilities caused by events that occurred prior to the acquisition and for which claims are made within six years of the Partnership’s acquisition of Magellan Pipeline will be subject to a $2.0 million deductible, which was met during 2002. Covered environmental losses include those losses arising from the correction of violations of, or performance of remediation required by, environmental laws in effect at April 11, 2002.

In addition to these two agreements, the purchase and sale agreement (“June 2003 PSA”) entered into in connection with MMH’s acquisition of Williams’ partnership interest provides the Partnership with two additional indemnities related to environmental liabilities, which we cumulatively refer to as the “Acquisition Indemnity” in the table below.

First, MMH (the buyer under the June 2003 PSA) assumed Williams’ obligations to indemnify the Partnership for $21.9 million of known environmental liabilities, of which $19.0 million was associated with known liabilities at Magellan Pipeline facilities, $2.7 million was associated with known liabilities at the Partnership’s petroleum products terminal facilities and $0.2 million was associated with known liabilities on the ammonia pipeline system.

Second, in the June 2003 PSA, Williams agreed to indemnify the Partnership for certain environmental liabilities arising prior to June 17, 2003 related to all of the Partnership’s facilities to the extent not already indemnified under Williams’ two preexisting indemnification obligations described above. This additional indemnification includes those liabilities related to the Partnership’s petroleum products terminals and the ammonia pipeline system arising after the initial public offering (February 9, 2001) through June 17, 2003 and those liabilities related to Magellan Pipeline arising after the Partnership’s acquisition of it on April 11, 2002 through June 17, 2003. This indemnification covers environmental as well as other liabilities and is capped at $175.0 million.

	As of March 31, 2004
(in millions)	Maximum Indemnity Amount	MMH’s Obligation	Claims Against Williams’ Indemnifications	Amount of Indemnity Remaining
IPO Indemnity	$15.0	$(2.9)	$(4.1)	$8.0
Magellan Pipeline Indemnity	125.0	(19.0)	(37.9)	68.1
Acquisition Indemnity	175.0	—	(1.8)	173.2

Total	$315.0	$(21.9)	$(43.8)	$249.3

The Partnership has collected $5.5 million from MMH and $14.7 million from Williams associated with their indemnification obligations scheduled above.

Estimated liabilities for environmental costs were $26.8 million and $50.7 million at December 31, 2003 and March 31, 2004, respectively. These estimates, provided on an undiscounted basis, were determined based primarily on data provided by internal environmental personnel. These liabilities have been classified as current or non-current based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental remediation liabilities will be paid over the next ten years. As part of its negotiations with Williams for the June 2003 acquisition of the Partnership, MMH assumed Williams’ obligations for $21.9 million of environmental liabilities and the Partnership recorded a receivable from MMH for this amount. To the extent the environmental and other Williams indemnity claims against MMH are less than $21.9 million and to the extent no other indemnity obligations exist with Williams, MMH will pay to Williams the remaining difference between $21.9 million and the indemnity claims paid by MMH. Receivables from Williams or its affiliates associated with indemnified environmental costs were $7.8 million and $29.1 million at December 31, 2003 and March 31, 2004, respectively. Environmental receivables from insurance carriers were $3.1 million and $7.2 million at December 31, 2003 and March 31, 2004, respectively. Environmental receivables from MMH at

December 31, 2003 and March 31, 2004 were $19.0 million and $16.4 million, respectively. The Partnership invoices MMH, Williams and its affiliates or other third-party entities for its environmental indemnities as remediation work is performed.

In conjunction with the 1999 acquisition of the Gulf Coast marine terminals from Amerada Hess Corporation (“Hess”), Hess represented that it had disclosed to the Partnership all suits, actions, claims, arbitrations, administrative, governmental investigation or other legal proceedings pending or threatened, against or related to the assets acquired by the Partnership, which arise under environmental law. In the event that any pre-acquisition releases of hazardous substances at the Partnership’s Corpus Christi and Galena Park, Texas and Marrero, Louisiana marine terminal facilities were unknown at closing but subsequently identified by the Partnership prior to July 30, 2004, the Partnership will be liable for the first $2.5 million of environmental liabilities, Hess will be liable for the next $12.5 million of losses and the Partnership will assume responsibility for any losses in excess of $15.0 million subject to Williams’ indemnities to the Partnership. Also, Hess agreed to indemnify the Partnership through July 30, 2014 against all known and required environmental remediation costs at the Corpus Christi and Galena Park, Texas marine terminal facilities from any matters related to pre-acquisition actions. Hess has indemnified the Partnership for a variety of pre-acquisition fines and claims that may be imposed or asserted against the Partnership under certain environmental laws.

During 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 311(b) of the Clean Water Act (the “Act”), preliminarily determined that Williams may have systemic problems with petroleum discharges from pipeline operations. That inquiry primarily focused on Magellan Pipeline. The response to the EPA’s information request was submitted during November 2001. In March 2004, the Partnership received the EPA’s reply, which indicated that the EPA intends to fine the Partnership for as much as $22.0 million for violations under Section 308 of the Act associated with spills identified in the EPA’s reply that occurred from March 1999 through January 2004. The EPA further indicated that some of those spills may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of Act and that additional penalties may be assessed. In addition, we may incur additional costs associated with these spills if the EPA were to successfully seek and obtain injunctive relief. The Partnership is in the process of evaluating the EPA’s assertions and anticipates negotiating a final settlement with the EPA during the next twelve months. The Partnership has evaluated this issue and has accrued an amount based on our best estimates that is less than $22.0 million. The Partnership does not believe that the final settlement will materially impact our results of operations, balance sheet or cash flows because the Partnership believes that substantially all of these claims the EPA has asserted are covered by Williams’ indemnifications to the Partnership.

During the fourth quarter of 2003, the Partnership experienced a line break and product spill on its petroleum products pipeline near Shawnee, Kansas. As of March 31, 2004, the Partnership has estimated that the total costs associated with this spill will be $8.9 million. The liability at March 31, 2004 was $4.0 million. The Partnership has recognized a receivable from its insurance carrier of $7.2 million as of March 31, 2004 associated with this incident.

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

13. Long-Term Incentive Plan

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

In April 2001, the General Partner granted 64,200 phantom units pursuant to the Long-Term Incentive Plan. With the change in control of the General Partner, which occurred on June 17, 2003, these awards vested at their maximum award level, resulting in 128,400 unit awards. The Partnership recognized compensation expense associated with these awards of $0.8 million during the three months ended March 31, 2003.

During 2002, the General Partner granted 22,650 phantom units pursuant to the Long-Term Incentive Plan. With the change in control of the General Partner, which occurred on June 17, 2003, these awards vested at their maximum award level, resulting in 45,300 unit awards. The Partnership recognized compensation expense associated with these awards of $0.1 million during the three months ended March 31, 2003.

In February 2003, the General Partner granted 52,825 phantom units pursuant to the Long-Term Incentive Plan. The actual number of units that will be awarded under this grant are based on certain performance metrics, which were determined by the Partnership at the end of 2003 and a personal performance component that will be determined at the end of 2005, with vesting to occur at that time. Because 3,080 unit grants vested early (see discussion below), the remaining number of phantom units that could be awarded, excluding the personal performance component, will range from zero units up to a total of 99,490 units. These units are subject to forfeiture if employment is terminated prior to the vesting date. These awards do not have an early vesting feature, except for: (i) the death or disability of a participant, or (ii) a change in control of the Partnership’s general partner where the participant is terminated for reasons other than cause within the two years following the change in control of the General Partner, in which case the awards will vest and payout immediately at the highest performance level under the Plan. Subsequent to the change in control of the General Partner on June 17, 2003, certain awards under this grant vested at their maximum award level (two times the original grant), resulting in a cash payout associated with 6,160 unit awards. Until the payout of these awards, the Partnership was expensing compensation costs associated with the non-vested portion of these awards assuming 52,825 units would vest. Subsequent to the vesting and payout of 6,160 awards previously mentioned, the Partnership began accruing compensation expense assuming 49,745 units would vest; however, during 2003, the Partnership increased the associated accrual to an expected payout of 95,271 units. Accordingly, the Partnership recorded incentive compensation expense of $0.1 million and $0.6 million associated with these phantom awards during the three months ended March 31, 2003 and 2004, respectively. The value of the 95,271 phantom unit awards on March 31, 2004 was $5.2 million.

Following the change in control of the Partnership in June 2003 from Williams to MMH, the board of directors of the General Partner made the following grants to certain employees who became dedicated to providing services to the Partnership:

•	In October 2003, the General Partner granted 10,640 phantom units pursuant to the Long-Term Incentive Plan. Of these awards, 4,850 units vested on December 31, 2003. The remaining units will vest as follows: 470 units on July 31, 2004, 4,850 units on December 31, 2004 and 470 units on July 31, 2005. There are no performance metrics associated with these awards and the payouts cannot exceed the face amount of the units awarded. These units are subject to forfeiture if employment is terminated prior to the vesting date. These awards do not have an early vesting feature, except for: (i) the death or disability of a participant, or (ii) a change in control of the Partnership’s general partner where the participant is terminated for reasons other than cause or the employee voluntarily terminates for good reason within the two years following the change in control of the General Partner. The Partnership recorded $0.1 million of compensation expense associated with these awards during the three months ended March 31, 2004. The value of the 5,790 unvested awards at March 31, 2004 was $0.3 million.

•	On January 2, 2004, the General Partner granted 10,856 phantom units pursuant to the Long-Term Incentive Plan. Of these awards, 5,433 units will vest on July 31, 2004 and 5,423 units will vest on July 31, 2005. There are no performance metrics associated with these awards and the payouts cannot exceed the face amount of the units awarded. These units are subject to forfeiture if employment is terminated prior to the vesting date. These awards do not have an early vesting feature, except for: (i) the death or disability of a participant, or (ii) a change in control of the Partnership’s general partner where the participant is terminated for reasons other than cause or the employee voluntarily terminates for good reason within the two years following the change in control of the General Partner. The Partnership recorded $0.2 million of compensation expense associated with these awards during the three months ended March 31, 2004. The value of the awards at March 31, 2004 was $0.6 million.

In February 2004, the General Partner granted 79,512 phantom units pursuant to the Long-Term Incentive Plan. The actual number of units that will be awarded under this grant are based on the attainment of short-term and long-term performance metrics. The awards are also subject to a personal performance component with vesting to occur at the end of 2006. The number of phantom units that could ultimately be issued under this award range from zero units up to a total of 159,024 units. These units are subject to forfeiture if employment is terminated prior to the vesting date. These awards do not have an early vesting feature, except for: (i) the death or disability of a participant, or (ii) a change in control of the Partnership’s general partner where the participant is terminated for reasons other than cause within the two years following the change in control of the General Partner, in which case the awards will vest and payout immediately at the highest performance level under the Plan. The Partnership began recognizing compensation expense in the first quarter of 2004 as though 79,512 units will vest and accordingly recognized $0.4 million of compensation expense during the three months ended March 31, 2004. The value of the 79,512 unit awards on March 31, 2004 was $4.4 million.

A summary of the Partnership’s equity-based incentive compensation costs associated with phantom unit awards for the three months ended March 31, 2003 and 2004 is listed below (in thousands). To date, the General Partner has not made any unit option awards.

	Three Months Ended March 31,
	2003	2004
Annual 2001 awards	$788	$—
Annual 2002 awards	118	—
Annual 2003 awards	97	587
October 2003 awards	—	79
January 2004 awards	—	160
Annual 2004 awards	—	364

Total	$1,003	$1,190

14. Distributions

Distributions paid by the Partnership during 2003 and 2004 are as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Common Units	Subordinated Units	Class B Common Units	General Partner Equivalent Units	Total Cash Distribution
02/14/03	$0.7250	$9,918	$4,118	$5,677	$1,321	$21,034
05/15/03	0.7500	10,260	4,260	5,873	1,548	21,941
08/14/03	0.7800	10,670	4,430	6,108	1,820	23,028
11/14/03	0.8100	11,081	4,601	6,343	2,499	24,524

Total	$3.0650	$41,929	$17,409	$24,001	$7,188	$90,527

02/13/04	$0.8300	$18,020	$4,714	$—	$3,066	$25,800
05/14/04 (a)	0.8500	18,454	4,828	—	3,613	26,895

Total	$1.6800	$36,474	$9,542	$—	$6,679	$52,695

(a) The General Partner declared this cash distribution on April 22, 2004 to be paid on May 14, 2004, to unitholders of record at the close of business on May 3, 2004.

15. Net Income Per Unit

The following table provides details of the basic and diluted net income per unit computations (in thousands, except per unit amounts):

	For The Three Months Ended March 31, 2003
	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic net income per limited partner unit	$27,008	27,190	$0.99
Effect of dilutive restricted unit grants	—	128	—

Diluted net income per limited partner unit	$27,008	27,318	$0.99

	For The Three Months Ended March 31, 2004
	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic net income per limited partner unit	$23,874	27,390	$0.87
Effect of dilutive restricted unit grants	—	46	—

Diluted net income per limited partner unit	$23,874	27,436	$0.87

Units reported as dilutive securities are related to phantom unit grants (see Note 13 – Long-Term Incentive Plan).

16.	Subsequent Events

In April 2004, the Partnership entered into three agreements for treasury lock transactions to hedge the Partnership’s exposure against interest rate increases for a portion of the debt the Partnership intends to refinance during the second quarter of 2004. The notional amount of the agreements total $150.0 million at a weighted average interest rate of 4.4%. The forward date of the treasury locks is May 13, 2004. The Partnership has accounted for these treasury lock agreements as cash flow hedges.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto. Magellan Midstream Partners, L.P. is a publicly traded limited partnership formed to own, operate and acquire a diversified portfolio of complementary energy assets. We are principally engaged in the transportation, storage and distribution of refined petroleum products. Our three reportable operating segments include:

•	petroleum products pipeline system, which is primarily comprised of a 6,700-mile refined petroleum products pipeline system with 39 terminals and also includes our equity investment in the Osage pipeline;

•	petroleum products terminals, which principally includes our five marine terminal facilities and 29 inland terminals (six of which were acquired during January 2004 as discussed in Significant Events below); and

•	ammonia pipeline system, representing our 1,100-mile ammonia pipeline and associated terminals.

Significant Events

During January 2004, we acquired ownership in 14 inland terminals located in the southeastern United States. We paid $24.8 million for these facilities, incurred $0.6 million of closing costs and assumed $3.8 million of environmental liabilities. We previously owned a 79% interest in eight of these terminals and purchased the remaining interest from Murphy Oil USA, Inc. In addition, we acquired sole ownership of six terminals that had been jointly owned by Murphy Oil USA, Inc. and Colonial Pipeline Company. Results from these new locations will be reported in our petroleum products terminals segment.

During March 2004, we acquired a 50% ownership in Osage Pipe Line Company, LLC, which owns the Osage pipeline, for $25.0 million from National Cooperative Refinery Association (“NCRA”). The 135-mile Osage pipeline transports crude oil from Cushing, Oklahoma to El Dorado, Kansas and has connections to the NCRA refinery in McPherson, Kansas and the Frontier refinery in El Dorado, Kansas. NCRA will continue to own the remaining 50% interest. Effective April 1, we also serve as operator of the pipeline. We entered into a 3-year contract to serve as operator of the pipeline under a unanimous consent of the owners of pipeline. Results from our ownership in this pipeline have been reported as equity earnings in our petroleum products pipeline system segment.

Recent Developments

On April 22, 2004, the board of directors of our general partner declared a quarterly cash distribution of $0.85 per unit for the period of January 1 through March 31, 2004. The first-quarter distribution represents a 13% increase over the first-quarter 2003 distribution of $0.75 per unit and a 62% increase since our initial public offering in February 2001. The distribution will be paid on May 14, 2004 to unitholders of record on May 3, 2004.

On April 22, 2004, we held our second annual unitholder meeting. Proxy statements were mailed in advance to unitholders of record on March 4, 2004. Our unitholders approved the appointment of Patrick C. Eilers and Pierre F. Lapeyre, Jr. to continue serving in their capacity as members of our general partner’s board of directors until our 2007 annual meeting. No other matters requiring a unitholder vote were discussed.

On May 4, 2004, David Leuschen resigned from our general partner’s board of directors due to other board of director commitments. Our general partner’s board of directors expects to appoint another director who is a representative of Magellan Midstream Holdings, L.P. (“MMH”) in the near future.

Results of Operations

We believe that investors benefit from having access to the same financial measures being utilized by management. Operating margin is an important performance measure used by management to evaluate the economic success of our core operations. This measure forms the basis of our internal financial reporting and is used by management in deciding how to allocate capital resources between segments. Operating profit, alternatively, includes expense items that management does not consider when evaluating the core profitability of an operation such as depreciation and general and administrative costs.

Operating margin is not a generally accepted accounting principle (“GAAP”) measure, but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the table below.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2004

	Three Months Ended March 31,
	2003	2004
Financial Highlights (in millions)
Revenues:
Transportation and terminals revenue:
Petroleum products pipeline system	$64.7	$64.6
Petroleum products terminals	21.4	20.8
Ammonia pipeline system	1.6	3.6
Eliminations	—	(0.1)

Total transportation and terminals revenue	87.7	88.9
Product sales	32.0	44.2

Total revenues	119.7	133.1
Operating expenses, environmental expenses and environmental reimbursements:
Petroleum products pipeline system	25.2	29.2
Petroleum products terminals	7.7	8.3
Ammonia pipeline system	1.1	1.0
Eliminations	—	(0.7)

Total operating expenses, environmental expenses and environmental reimbursements	34.0	37.8
Product purchases	27.8	38.5
Equity earnings	—	(0.1)

Operating margin	57.9	56.9
Depreciation and amortization	9.4	9.4
Affiliate general and administrative expenses	10.4	12.9

Operating profit	$38.1	$34.6

	Three Months Ended March 31,
	2003	2004
Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped (cents per barrel)	98.0	97.2
Transportation barrels shipped (million barrels)	52.7	52.8
Barrel miles (billions)	15.8	14.9
Petroleum products terminals:
Marine terminal facilities:
Average storage capacity utilized per month (barrels in millions)	15.8	15.5
Throughput (barrels in millions)	5.3	5.5
Inland terminals:
Throughput (barrels in millions)	12.6	20.5
Ammonia pipeline system:
Volume shipped (tons in thousands)	47	219

Transportation and terminals revenues for the three months ended March 31, 2004 were $88.9 million compared to $87.7 million for the three months ended March 31, 2003, an increase of $1.2 million, or 1%. This increase was the result of:

•	a decrease in petroleum products pipeline system revenues of $0.1 million, or less than 1%. Slightly lower transportation revenue per barrel shipped overcame slightly higher transportation volumes during the current period. Further, additional revenue associated with our operation of the Longhorn Pipeline beginning in 2004 exceeded revenue declines related to data service fees;

•	a decline in petroleum products terminals revenues of $0.6 million, or 3%, primarily due to the first-quarter 2003 settlement received from a former customer associated with the early termination of its storage contract at our Galena Park facility. Increased throughput at our inland terminals resulting primarily from our acquisition of ownership interests in 14 terminals during January 2004 principally offset a decline in marine terminal revenue; and

•	an increase in ammonia pipeline system revenues of $2.0 million, or 125%, primarily due to significantly increased transportation volumes during the current year. Volumes increased in the current quarter due to slightly lower natural gas prices, higher farm commodity prices and the implementation of a proportional credit program during late 2003.

Operating expenses, environmental expenses and environmental reimbursements combined were $37.8 million for the three months ended March 31, 2004 compared to $34.0 million for the three months ended March 31, 2003, an increase of $3.8 million, or 11%. By business segment, this increase was principally the result of:

•	an increase in petroleum products pipeline system expenses of $4.0 million, or 16%, primarily attributable to higher insurance costs, asset retirements principally resulting from improvements to a leased terminal that are no longer utilized and less favorable product loss allowances; and

•	an increase in petroleum products terminals expenses of $0.6 million, or 8%, primarily due to operating costs associated with the newly acquired ownership interest in 14 inland terminals. Partially offsetting this increase was a reduction in costs at our Marrero marine facility resulting from the 2003 demolition of smaller, inefficient storage tanks at this location.

Revenues from product sales were $44.2 million for the three months ended March 31, 2004, while product purchases were $38.5 million, resulting in a net margin of $5.7 million in 2004. The 2004 net margin represents an increase of $1.5 million compared to a net margin in 2003 of $4.2 million resulting from product sales for the three months ended March 31, 2003 of $32.0 million and product purchases of $27.8 million. The increase in 2004 primarily reflects the margin results from our acquisition of the petroleum products management operation during July 2003. This increase was partially offset by lower product margin for the petroleum products terminals due to the sale of additional product overages in the 2003 period during a high pricing environment. Product sales and margins from our petroleum products management business have historically been primarily realized during the first and fourth quarters of each year. Product sales and margins from this business typically are lower during the second and third quarters of each year.

Affiliate general and administrative (“G&A”) expenses for the three months ended March 31, 2004 were $12.9 million compared to $10.4 million for the three months ended March 31, 2003, an increase of $2.5 million, or 24%. This increase was primarily attributable to the following items:

•	$0.6 million of reimbursable transition costs associated with the separation of our G&A functions from The Williams Companies, Inc. (“Williams”), which principally included expenses during the current year related to the creation of our technology systems. The cumulative transition costs have exceeded the $5.9 million cash amount for which we are responsible for paying; therefore, the transition expense during the current quarter represents a non-cash charge to us and has been recorded as a capital contribution by our general partner;

•	$1.1 million of G&A costs that will be reimbursed by our general partner. Our general partner provides G&A services to us for an established G&A amount, which was $10.1 million for first-quarter 2004. The owner of our general partner is responsible for G&A expenses in excess of this cap up to a certain amount. We record total G&A costs, including those costs above the cap amount that are reimbursed by the owner of our general partner, as an expense, and we record this amount in excess of the cap for which we are reimbursed as a capital contribution by our general partner. When our general partner was owned by Williams, we were unable to identify specific costs required to support our operations. As a result, we recorded as expense only the G&A costs under the cap, which reflected our actual cash costs. As a result of the change in our organizational structure following MMH’s acquisition of our general partner’s membership interests from Williams in June 2003, we are now able to clearly identify all G&A costs required to support ourselves. The actual cash G&A costs we incur continue to be limited to the G&A cap.

•	$0.7 million of incremental G&A costs associated with the annual escalation factor and costs associated with completed acquisitions. As agreed with our general partner, the amount of G&A costs we incur will increase on an annual basis by 7% until we are fully funding our G&A cost. In addition, we are responsible for incurring incremental G&A costs associated with completed acquisitions.

Net interest expense for the three months ended March 31, 2004 was $8.1 million compared to $8.5 million for the three months ended March 31, 2003. The weighted-average interest rate on our borrowings decreased slightly from 6.3% in the first quarter of 2003 to 6.2% in the first quarter of 2004 with the average debt outstanding unchanged at $570.0 million for both periods.

Net income for the three months ended March 31, 2004 was $25.8 million compared to $29.1 million for the three months ended March 31, 2003, a decrease of $3.3 million, or 11%. Operating margin decreased by $1.0 million, or 2%, primarily due to increased costs on the petroleum products pipeline system, partially offset by increased ammonia pipeline system revenues and improved net margin from product sales. G&A costs increased by $2.5 million, primarily related to $1.1 million of reimbursable costs and $0.6 million of reimbursable transition costs. Net interest expense declined by $0.4 million between periods.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

During the three months ended March 31, 2004, distributions paid and maintenance capital requirements exceeded net cash provided by operating activities by $12.4 million. Working capital needs, described below, significantly reduced our net cash provided by operating activities in the current quarter. We do not expect this situation to continue for the remainder of 2004. Our current cash distributions exceeded the minimum quarterly distribution of $0.525 per unit by $12.2 million.

Net cash provided by operating activities was $15.6 million for the three months ended March 31, 2004 and $40.2 million for the three months ended March 31, 2003. Lower net income and changes in components of operating assets and liabilities during 2004 resulted in decreased cash from operations. Significant changes in working capital included:

•	a decrease in accrued affiliate payroll and benefits of $8.0 million in 2004 compared to an increase of $0.8 million in 2003. The decrease in 2004 was primarily the result of the payment of larger bonuses related to 2003 in the first quarter of 2004, while smaller bonuses related to 2002 were paid partially in March of 2003 and partially in August of 2003;

•	a decrease in accrued product purchases in 2004 of $3.7 million, compared to an increase of $4.9 million in 2003. The decrease in accrued product purchases in 2004 was primarily the result of seasonal fluctuations related to our petroleum products management operation, which we purchased in July 2003. This decrease was partially offset by a decrease in inventories of $3.3 million in 2004 versus a decrease of only $0.3 million in 2003;

•	an increase in current and noncurrent environmental liabilities in 2004 of $20.1 million, compared to an increase of $0.5 million in 2003. The increase in 2004 was primarily the result of indemnified environmental liabilities for which offsetting receivables were recorded; and

•	an increase in accounts receivable and other accounts receivable in 2004 of $25.6 million, compared to an increase of $3.0 million in 2003. The majority of the increase in 2004 was related to indemnified environmental liabilities, which largely offset the increase in accounts receivable and other accounts receivable. The remaining increase in 2004 was attributable primarily to receivables from insurers related to environmental remediation performed during 2004, and to higher trade receivables related to our petroleum products management business as a result of favorable market conditions.

Net cash used by investing activities for the three months ended March 31, 2004 and 2003 was $59.7 million and $4.5 million, respectively. During 2004, we acquired ownership in 14 petroleum products terminals and a 50% interest in Osage Pipeline Company, LLC. We also invested capital to maintain our existing assets. Total maintenance capital spending before reimbursements was $2.7 million and $2.6 million in 2004 and 2003, respectively. Please see Capital Requirements below for further discussion of capital expenditures as well as maintenance capital amounts net of reimbursements.

Net cash used by financing activities for the three months ended March 31, 2004 and 2003 was $23.3 million and $17.4 million, respectively, primarily related to the payment of cash distributions to our unitholders during both periods.

During first-quarter 2004, we paid $25.8 million in cash distributions to our unitholders and general partner. The quarterly distribution amount associated with the first quarter of 2004 that will be paid during the second quarter of 2004 was $0.85 per unit, which equates to a total payment of $26.9 million. If we continue to pay cash distributions at this current level and the number of outstanding units remains the same, total cash distributions of $107.6 million will be paid to our unitholders on an annual basis. Of this amount, $14.5 million, or 13%, would be related to our general partner’s 2% ownership interest and incentive distribution rights.

Capital Requirements

The transportation, storage and distribution business requires continual investment to upgrade or enhance existing operations and to ensure compliance with safety and environmental regulations. The capital requirements of our businesses consist primarily of:

•	maintenance capital expenditures, such as those required to maintain equipment reliability and safety and to address environmental regulations; and

•	payout capital expenditures to acquire additional complementary assets to grow our business and to expand or upgrade our existing facilities, referred to as organic growth projects. Organic growth projects include capital expenditures that increase storage or throughput volumes or develop pipeline connections to new supply sources.

During first-quarter 2004, we spent maintenance capital of $2.2 million on our operations. Further, we spent an additional $0.5 million of capital associated with our separation from Williams, all of which was reimbursed by our general partner. For 2004, we expect to incur maintenance capital expenditures net of reimbursable projects for all of our businesses of approximately $18.5 million.

In addition to maintenance capital expenditures, we also incur payout capital expenditures at our existing facilities. During first-quarter 2004, we spent $6.6 million for these organic growth opportunities with an additional $50.4 million spent for acquisitions. Based on projects currently in process, we plan to spend an additional $13.0 million on organic growth capital in 2004, exclusive of future acquisition opportunities. We expect to fund our payout capital expenditures, including any acquisitions, from:

•	cash provided by operations;

•	borrowings under the revolving credit facility discussed below and other borrowings; and

•	the issuance of additional common units.

If capital markets do not permit us to issue additional debt and equity, our business may be adversely affected and we may not be able to acquire additional assets and businesses.

Liquidity

As of March 31, 2004, we had $570.0 million of total debt outstanding, with $0.9 million of this amount classified as a current liability. Details of our debt obligations follow.

Magellan Pipeline (formerly Williams Pipe Line) Senior Secured Notes. In connection with the long-term financing of our acquisition of the petroleum products pipeline system, we and our subsidiary, Magellan Pipeline, entered into a note purchase agreement on October 1, 2002. The $480.0 million borrowed under this agreement included Series A and Series B notes. The maturity date of these notes is October 7, 2007, with scheduled prepayments equal to 5% of the outstanding balance due on both October 7, 2005 and October 7, 2006. The debt is secured by our membership interests in and the assets of Magellan Pipeline. Payment of interest and principal is guaranteed by the Partnership.

The Series A notes include $178.0 million of borrowings that incur interest based on the six-month Eurodollar rate plus 4.3%. The Series B notes include $302.0 million of borrowings that incur interest at a weighted-average fixed rate of 7.8%.

The note purchase agreement requires Magellan Pipeline and us to maintain specified ratios of: (i) consolidated debt to EBITDA of no greater than 4.50 to 1.00, and (ii) consolidated EBITDA to interest expense of at least 2.50 to 1.00.

In addition, the note purchase agreement contains additional covenants that limit Magellan Pipeline’s ability to, among other things:

•	incur additional indebtedness;

•	encumber its assets;

•	make debt or equity investments;

•	make loans or advances;

•	engage in transactions with affiliates;

•	merge, consolidate, liquidate or dissolve;

•	sell or lease a material portion of its assets;

•	engage in sales and leaseback transactions; and

•	change the nature of its business.

Magellan Midstream Partners term loan and revolving credit facility. On August 6, 2003, we entered into a credit agreement with a syndicate of banks. This facility is comprised of a $90.0 million term loan and an $85.0 million revolving credit facility. Up to $10.0 million of the revolving credit commitments are available for letters of credit. As of March 31, 2004, the $90.0 million term loan was outstanding with $0.7 million of the $85.0 million revolving credit facility utilized for a letter of credit and the balance available for future borrowings.

Indebtedness under the term loan incurs interest at the Eurodollar rate plus a margin of 2.0%, while indebtedness under the revolving credit facility incurs interest at the Eurodollar rate plus a margin of 1.8%. We also incur a commitment fee on the un-drawn portion of the revolving credit facility. The facility provides for the establishment of up to $100.0 million in additional term loans, which would bear interest at a rate agreed to at the time of borrowing. The term loan matures on August 6, 2008, with scheduled prepayments equal to 1% of the initial term loan balance due on August 6 of each year until maturity. The revolving credit facility terminates on August 6, 2007.

Obligations under the facility are secured by our partnership interests in the entities which hold our petroleum products terminals and ammonia pipeline system. Those entities are also guarantors of our obligations under the facility. Magellan Pipeline is a separate operating subsidiary of ours and is not a guarantor under this facility.

The term loan and revolving credit facility agreement contains various operational and financial covenants. We are in compliance with all of these covenants.

Debt-to-Total Capitalization. The ratio of debt-to-total capitalization is a measure frequently used by the financial community to assess the reasonableness of a company’s debt levels compared to its total capitalization, which is calculated by adding total debt and total partners’ capital. Based on the figures shown in our balance sheet, debt-to-total capitalization was 53% at March 31, 2004. Because accounting rules required the acquisition of our petroleum products pipeline system to be recorded at historical book value due to the affiliate nature of the transaction, the $474.5 million difference between the purchase price and book value at the time of the acquisition was recorded as a decrease to our general partner’s capital account, thus lowering our overall partners’ capital by that amount. If this pipeline system had been acquired from a third party at the identical purchase price, the asset would have been recorded at market value, resulting in a debt-to-total capitalization of 37% as our equity would have been $474.5 million higher.

This pro forma debt-to-total capitalization ratio is presented in order to provide our investors with an understanding of what our debt-to-total capitalization position would have been had we made a similar acquisition from a third party. We believe this presentation is important in comparing our debt-to-total capitalization ratio to that of other entities.

Environmental

Various governmental authorities in the jurisdictions in which our operations are conducted subject us to environmental laws and regulations. We have accrued liabilities for estimated site restoration costs to be incurred in the future at our facilities and properties, including liabilities for environmental remediation obligations at various sites where we have been identified as a possible responsible party. Under our accounting policies, liabilities are recorded when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated.

Williams, certain of its affiliates and MMH have indemnified us against certain environmental liabilities and Williams has guaranteed the obligations of its affiliates. The terms and limitations of these indemnification agreements are summarized below.

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

In connection with our April 2002 acquisition of Magellan Pipeline, which owns our petroleum products pipeline system, Williams agreed to indemnify us for losses and damages related to breaches of representations and warranties, including environmental representations and warranties and the violation or liabilities arising under any environmental laws prior to the acquisition. This indemnity covers losses in excess of $2.0 million up to a maximum of $125.0 million. We refer to this indemnity in the table below as the “Magellan Pipeline Indemnity”. Claims related to this environmental indemnity must be made prior to April 2008 and must be related to events that occurred prior to April 11, 2002.

In addition to these two agreements, the purchase and sale agreement (“June 2003 PSA”) entered into in connection with MMH’s acquisition of Magellan GP, LLC provides us with two additional indemnities related to environmental liabilities, which we cumulatively refer to as the “Acquisition Indemnity” in the table below.

First, MMH assumed Williams’ obligations to indemnify us for $21.9 million of known environmental liabilities, of which $19.0 million was associated with known liabilities at Magellan Pipeline facilities, $2.7 million was associated with known liabilities at our petroleum products terminal facilities and $0.2 million was associated with known liabilities on the ammonia pipeline system.

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

A summary of the indemnities we have, total claims against those indemnities and the amount of those indemnities remaining is provided below:

	As of March 31, 2004
(in millions)	Maximum Indemnity Amount	MMH’s Obligation	Claims Against Williams’ Indemnifications	Amount of Indemnity Remaining
IPO Indemnity	$15.0	$(2.9)	$(4.1)	$8.0
Magellan Pipeline Indemnity	125.0	(19.0)	(37.9)	68.1
Acquisition Indemnity	175.0	—	(1.8)	173.2

Total	$315.0	$(21.9)	$(43.8)	$249.3

We have collected $5.5 million from MMH and $14.7 million from Williams associated with their indemnification obligations scheduled above.

We are in advanced stages of discussions with Williams about entering into a settlement agreement under which we and our general partner and its owner would agree to release Williams and its affiliates from their environmental indemnity obligations described above in exchange for a negotiated cash settlement.

Other items

During February 2004, 25% of our subordinated units, or 1,419,923 units, converted to common units. Our partnership agreement provided for this conversion because quarterly distributions equaled or exceeded our minimum quarterly distribution for three consecutive years. This conversion does not impact the amount of cash distributions paid or the total number of units outstanding. If we continue to pay quarterly distributions equal to or exceeding our minimum quarterly distribution, an additional 1,419,923 subordinated units will convert to common units during February 2005.

In April 2004, we entered into three agreements for treasury lock transactions to hedge our exposure against interest rate increases for a portion of the debt we intend to refinance during the second quarter of 2004. The notional amount of the agreements total $150.0 million at a weighted average interest rate of 4.4%. The forward date of the treasury locks is May 13, 2004. We have accounted for these interest rate hedges as cash flow hedges.

During the first quarter of 2004, we received a notice from the Environmental Protection Agency (“EPA”) which indicated the EPA intends to fine us for as much as $22.0 million for violations under Section 311(b) of Clean Water Act (the “Act”) associated with spills identified in the EPA’s reply that occurred on our petroleum products pipeline system from March 1999 through January 2004. The EPA further indicated that some of those spills may have also violated the Spill Prevention Control and Countermeasure requirements of the Act and that additional penalties may be assessed. In addition, we may incur additional costs associated with these spills if the EPA were to successfully seek and obtain injunctive relief. We are in the process of evaluating the EPA’s assertions and we anticipate negotiating a final settlement with the EPA during the next twelve months. While we are currently unable to estimate the final settlement amount; we have accrued a liability associated with this issue based on our best estimates, that is less than $22.0 million. We do not believe that the final settlement will materially impact our results of operations, balance sheet or cash flows because we believe the EPA’s claim is substantially covered by Williams’ indemnifications to us.

We are currently in the process of evaluating a plan to simplify our capital structure that may involve the issuance of debt and additional equity. The primary goal of such a plan would be to lower our interest costs and release the collateral that secures our debt under the Magellan Pipeline senior secured notes and our credit facility.

NEW ACCOUNTING PRONOUNCEMENTS

There were no new standards issued by the Financial Accounting Standards Board or other rate-making bodies during the first quarter of 2004 which had a material impact on the results of operations, balance sheet or cash flows of the Partnership.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risk through changes in commodity prices and interest rates. We do not have foreign exchange risks. We have established policies to monitor and control these market risks.

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

In February 2004, the Partnership entered into three separate interest rate swap agreements to hedge the Partnership’s exposure against interest rate increases for a portion of the debt the Partnership anticipates refinancing related to Magellan Pipeline’s Series A and Series B notes. The Partnership has accounted for these interest rate hedges as cash flow hedges. The notional amounts of the swaps total $150.0 million. Under the terms of the swap agreements, the Partnership will pay the equivalent of ten-year fixed interest rates and will receive the equivalent of ten-year LIBOR. The swap agreements must be unwound shortly after October 2007. The 10-year period of the swap agreements is the assumed tenure of the replacement debt. The average fixed rate on the swap agreements is 5.9%.

The Partnership generally reports gains, losses and ineffectiveness from interest rate derivatives in its results of operations in interest expense; however, in accordance with Financial Accounting Standards Board Statement No. 133, as amended, as of March 31, 2004 and for the three month period then ended, the $3.4 million unrealized loss on the interest rate swap agreements was recorded in accumulated other comprehensive loss and other deferred liabilities on the balance sheet. The swap agreements are effective and to the extent any portion of the swap agreements is ineffective it would be immaterial to the three month period ended March 31, 2004 and is expected to be immaterial for the 2004 year.

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

There have been substantial changes in the Partnership’s internal controls since December 31, 2003. The Partnership has implemented new accounting systems as well as new payroll and benefits systems. In addition, the Partnership implemented its own general and administrative functions, including accounting, human resources, treasury, business development and information technology. Additionally, the Partnership has developed and implemented a code of business conduct, a conflicts of interest policy for members of its general partner’s board of directors and new policies and procedures. The Partnership is in the process of testing its newly designed internal control structure; however, management believes the Partnership’s internal control system has been designed and implemented in such a manner that it contains no material control weaknesses.

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

The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

•	price trends and overall demand for natural gas liquids, refined petroleum products, natural gas, oil and ammonia in the United States;
•	weather patterns materially different than historical trends;
•	development of alternative energy sources;
•	changes in demand for storage in our petroleum products terminals;
•	changes in supply patterns for our marine terminals due to geopolitical events;
•	changes in our tariff rates implemented by the Federal Energy Regulatory Commission and the United States Surface Transportation Board;
•	shut-downs or cutbacks at major refineries, petrochemical plants, ammonia production facilities or other businesses that use or supply our services;
•	changes in the throughput on petroleum products pipelines owned and operated by third parties and connected to our petroleum products terminals or petroleum products pipeline system;
•	loss of one or more of our three customers on our ammonia pipeline system;
•	changes in the federal government’s policy regarding farm subsidies, which could negatively impact the demand for ammonia and reduce the amount of ammonia transported through our ammonia pipeline system;
•	an increase in the competition our operations encounter;
•	the occurrence of an operational hazard or unforeseen interruption for which we are not adequately insured;
•	our ability to integrate any acquired operations into our existing operations;
•	our ability to successfully identify and close strategic acquisitions and expansion projects and make cost saving changes in operations;
•	changes in general economic conditions in the United States;
•	changes in laws and regulations to which we are subject, including tax withholding issues, safety, environmental and employment laws and regulations;
•	the cost and effects of legal and administrative claims and proceedings against us or our subsidiaries;
•	the amount of our indebtedness, which could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds, place us at competitive disadvantages compared to our competitors that have less debt or have other adverse consequences;
•	the condition of the capital markets and equity markets in the United States;
•	the ability to raise capital in a cost-effective way;
•	the effect of changes in accounting policies;
•	the ability to manage rapid growth;
•	Williams’ and MMH’s ability to perform on their environmental and right-of-way indemnifications to us;
•	the ability of our general partner to enter into certain agreements which could negatively impact our financial position, results of operations and cash flows;
•	supply disruption; and
•	global and domestic economic repercussions from terrorist activities and the government’s response thereto.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act (the “Act”), preliminarily determined that Williams may have systemic problems with petroleum discharges from pipeline operations. That inquiry primarily focused on Magellan Pipeline. The response to the EPA’s information request was submitted during November 2001. In March 2004, we received the EPA’s reply, which indicated that the EPA intends to fine us for as much as $22.0 million for violations under Section 311(b) of the Act associated with spills identified in the EPA’s reply that occurred from March 1999 through January 2004. The EPA further indicated that some of those spills may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of Act and that additional penalties may be assessed. In addition, we may incur additional costs associated with these spills if the EPA were to successfully seek and obtain injunctive relief. We are in the process of evaluating the EPA’s assertions and anticipate negotiating a final settlement with the EPA during the next twelve months. While we are currently unable to estimate the final settlement amount we have accrued a liability associated with this issue based on our best estimates that is less than $22.0 million. We do not believe the final settlement will materially impact our results of operations, balance sheet or cash flows because we believe that substantially all of the claims the EPA has asserted are covered by Williams’ indemnifications to us.

On March 22, 2004, we received a Corrective Action Order (CPF 4-2004-5006) from the Department of Transportation Southwest Region Office of Pipeline Safety (“OPS”) as a result of the OPS’ May 2003 inspection of the Williams Energy Services Integrity Management Program. The Corrective Action Order (“CAO”) focused on timing of repairs and temporary pressure reductions upon discovery of anomalies. The OPS preliminarily assessed us with a civil penalty of $105,000. We have requested a formal hearing with the OPS to resolve this citation and believe that OPS may be mistaken in its conclusions regarding timing of repairs. Williams has been put on notice that we believe the events cited in the CAO and the penalty are covered by Williams’ indemnifications to us.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit 3.1 –	Third Amended and Restated Agreement of Limited Partnership of Magellan Midstream Partners, L.P. dated as of April 22, 2004

(a) Exhibits:

*Exhibit 4.1 –	Third Amended and Restated Agreement of Limited Partnership of Magellan Midstream Partners, L.P. dated as of April 22, 2004 (filed as Exhibit 3.1 to Quarterly Report on Form 10-Q dated May 7, 2004).

Exhibit 10.1 –	Severance Pay Plan effective as of January 1, 2004.

Exhibit 10.2 –	First Amendment dated as of December 22, 2003 to Credit Agreement dated August 6, 2003 among Williams Energy Partners L.P., as borrower, the several lenders thereto, Lehman Brothers Inc., Banc of America Securities, LLC, as Joint Lead Arrangers, Bank of America N.A., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent.

Exhibit 31.1 –	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

Exhibit 31.2 –	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial officer.

Exhibit 32.1 –	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

Exhibit 32.2 –	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

* Such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

(b)	Reports on Form 8-K:

On January 29, 2004, the Partnership’s earnings for the three and twelve months ended December 31, 2003 and 2002 were reported on Form 8-K. The Partnership further reported the non-GAAP financial measures included with its fourth quarter 2003 earnings report.

On May 5, 2004, the Partnership reported under Item 5 the resignation of David Leuschen from its general partner’s board of directors.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma, on May 7, 2004.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	/s/ Magellan GP, LLC
its General Partner

/s/ John D. Chandler

John D. Chandler Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Third Amended and Restated Agreement of Limited Partnership of Magellan Midstream Partners, L.P. dated as of April 22, 2004.

*4.1	Third Amended and Restated Agreement of Limited Partnership of Magellan Midstream Partners, L.P. dated as of April 22, 2004 (filed as Exhibit 3.1 to Quarterly Report on Form 10-Q dated May 7, 2004).

10.1	Severance Pay Plan effective as of January 1, 2004.

10.2	First Amendment dated as of December 22, 2003 to Credit Agreement dated August 6, 2003 among Williams Energy Partners L.P., as borrower, the several lenders thereto, Lehman Brothers Inc., Banc of America Securities, LLC, as Joint Lead Arrangers, Bank of America N.A., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial officer.

32.1	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

32.2	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

* Such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.