Form 10-Q
period 2004-09-30
MAGELLAN MIDSTREAM PARTNERS LP
filed 2004-11-04
CIK 1126975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of November 5, 2004, there were outstanding 28,920,541 common units and 4,259,771 subordinated units.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Transportation and terminals revenues:
Third party	$97,785	$104,001	$268,093	$296,630
Affiliate	—	—	13,122	—
Product sales revenues:
Third party	24,391	54,499	67,811	137,234
Affiliate	—	—	790	—

Total revenues	122,176	158,500	349,816	433,864
Costs and expenses:
Operating	46,535	46,792	122,244	126,703
Environmental	7,186	176	9,137	42,504
Environmental reimbursements	(7,358)	—	(8,616)	(41,324)
Product purchases	21,170	49,617	61,021	120,498
Depreciation and amortization	8,994	9,564	27,256	28,908
Affiliate general and administrative	13,802	13,837	40,725	40,231

Total costs and expenses	90,329	119,986	251,767	317,520
Equity earnings	—	713	—	981

Operating profit	31,847	39,227	98,049	117,325
Interest expense	9,734	8,029	27,264	25,248
Interest income	(996)	(291)	(1,550)	(1,737)
Debt prepayment premium	—	—	—	12,666
Write-off of unamortized debt placement fees	—	—	—	5,002
Debt placement fee amortization	838	886	2,147	2,224
Gain on derivative	—	—	—	(953)

Net income	$22,271	$30,603	$70,188	$74,875

Allocation of net income:
Limited partners’ interest	$22,705	$28,286	$70,211	$69,625
General partner’s interest	(434)	2,317	(23)	5,250

Net income	$22,271	$30,603	$70,188	$74,875

Basic net income per limited partner unit	$0.84	$0.97	$2.58	$2.47

Weighted average number of limited partner units outstanding used for basic net income per unit calculation	27,190	29,271	27,190	28,157

Diluted net income per limited partner unit	$0.84	$0.96	$2.58	$2.47

Weighted average number of limited partner units outstanding used for diluted net income per unit calculation	27,190	29,341	27,233	28,216

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2003	September 30, 2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111,357	$182,772
Restricted cash	8,223	11,683
Accounts receivable (less allowance for doubtful accounts of $319 and $137 at December 31, 2003 and September 30, 2004, respectively)	19,615	26,973
Other accounts receivable	14,579	27,685
Affiliate accounts receivable	9,324	9,092
Inventory	17,588	24,359
Other current assets	3,941	6,279

Total current assets	184,627	288,843
Property, plant and equipment, at cost	1,371,847	1,418,948
Less: accumulated depreciation	431,298	453,072

Net property, plant and equipment	940,549	965,876
Acquisition prepayment	—	24,731
Equity investment	—	26,013
Goodwill	22,057	22,007
Other intangibles (less accumulated amortization of $911 and $1,886 at December 31, 2003 and September 30, 2004, respectively)	11,417	10,442
Long-term affiliate receivables	13,472	6,662
Long-term receivables	9,077	8,281
Debt placement costs (less accumulated amortization of $2,761 and $3,305 at December 31, 2003 and September 30, 2004, respectively)	10,618	9,642
Other noncurrent assets	3,113	2,402

Total assets	$1,194,930	$1,364,899

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$21,200	$15,776
Affiliate accounts payable	257	364
Outstanding checks	6,961	—
Accrued affiliate payroll and benefits	15,077	12,930
Accrued taxes other than income	14,286	16,806
Accrued interest payable	8,196	16,726
Environmental liabilities	12,243	34,015
Deferred revenue	10,868	12,456
Accrued product purchases	11,585	8,159
Product shortage liability	874	11,765
Payable on interest rate derivative	—	8,328
Current portion of long-term debt	900	—
Other current liabilities	4,742	5,582

Total current liabilities	107,189	142,907
Long-term debt	569,100	555,594
Long-term affiliate payable	1,509	4,442
Long-term affiliate pension and benefits	—	3,422
Other deferred liabilities	4,455	4,114
Environmental liabilities	14,528	26,954
Commitments and contingencies
Partners’ capital:
Partners’ capital	498,920	631,467
Accumulated other comprehensive (loss)	(771)	(4,001)

Total partners’ capital	498,149	627,466

Total liabilities and partners’ capital	$1,194,930	$1,364,899

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2004
Operating Activities:
Net income	$70,188	$74,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,256	28,908
Debt placement fee amortization	2,147	2,224
Write-off of unamortized debt placement fees	—	5,002
Loss on sale and retirement of assets	2,721	2,067
Equity earnings	—	(981)
Debt prepayment premium	—	12,666
Gain on derivative	—	(953)
Changes in components of operating assets and liabilities:
Accounts receivable and other accounts receivable	(11,512)	(16,367)
Affiliate accounts receivable	5,711	232
Inventory	(5,953)	(6,771)
Accounts payable	5,742	(4,998)
Affiliate accounts payable	(10,171)	87
Accrued affiliate payroll and benefits	5,527	(1,813)
Accrued taxes other than income	1,097	2,520
Accrued interest payable	12,298	8,530
Accrued product purchases	5,033	(3,426)
Product shortage liability	30	10,891
Restricted cash	(11,571)	(3,460)
Current and noncurrent environmental liabilities	4,078	30,383
Other current and noncurrent assets and liabilities	(6,614)	7,131

Net cash provided by operating activities	96,007	146,747

Investing Activities:
Additions to property, plant and equipment	(19,908)	(30,939)
Proceeds from sale of assets	4,074	1,735
Acquisition of businesses	(15,328)	(25,441)
Equity investment	—	(25,032)
Acquisition prepayment	—	(24,622)

Net cash used by investing activities	(31,162)	(104,299)

Financing Activities:
Distributions paid	(66,003)	(81,708)
Capital contributions by affiliate	7,353	10,971
Borrowings under long-term notes, net of discount	—	249,485
Borrowings under credit facility	90,000	—
Payments on credit facility	(90,000)	(90,000)
Payments on long-term notes	—	(178,000)
Debt placement costs	(2,672)	(6,250)
Issuance of common units, net	—	131,063
Payment of debt prepayment premium	—	(12,666)
Receipts on interest rate derivatives	—	6,072
Other	150	—

Net cash used by financing activities	(61,172)	28,967

Change in cash and cash equivalents	3,673	71,415
Cash and cash equivalents at beginning of period	75,151	111,357

Cash and cash equivalents at end of period	$78,824	$182,772

Supplemental non-cash transactions:
Contribution by affiliate of property, plant and equipment	$23,500	$—

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

In the opinion of management, the accompanying consolidated financial statements of Magellan Midstream Partners, L.P., which are unaudited except for the consolidated balance sheet as of December 31, 2003, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2004, the results of operations for the three- and nine-month periods ended September 30, 2004 and 2003 and cash flows for the nine-month periods ended September 30, 2004 and 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004. Certain amounts in the 2003 financial statements have been reclassified to conform to the current period’s presentation.

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

2. Debt and Equity Offerings

On October 1, 2004, we completed an acquisition of pipeline assets from Shell Pipeline Company LP and Equilon Enterprises LLC doing business as Shell Oil Products US (collectively “Shell”). The current quarter and subsequent debt and equity offerings discussed below were completed as part of the financing requirements associated with that acquisition.

Current Quarter Activity

During August 2004, we issued and sold 1.8 million common units representing limited partner interests in us. Total proceeds from the sale, at a price of $49.77 per unit, were $91.4 million, including the General Partner’s $1.8 million contribution to maintain its 2% general partner interest. Net proceeds of $87.3 million, after underwriter discounts of $3.8 million and expected offering expenses of $0.3 million (of which we have incurred $0.2 million through September 30, 2004), were used as partial payment of the pipeline assets acquired in October 2004 (see Note 17 – Subsequent Events). The underwriters exercised their over-allotment option associated with this equity offering and sold an additional 0.3 million units. These over-allotment units were sold by MMH and we did not receive any of the cash proceeds from the over-allotment sale. As a result of this equity offering and sale of over-allotment units, MMH’s ownership interest in us, including its 2% ownership interest through the general partner, decreased from 27% to 25%.

Subsequent Activity

During October 2004, we issued $250.0 million of senior notes. Further, during October and November 2004, we issued and sold 3.0 million common units representing limited partner interests in us. The proceeds from these offerings were used to repay short-term borrowings associated with the pipeline assets we acquired from Shell (see Note 17 – Subsequent Events for details). The equity issuances in October and November 2004 reduced MMH’s ownership interest in us from 25% to 23%.

Previous 2004 Activity

During May 2004, we executed a refinancing plan to improve our credit profile and increase our financial flexibility by removing all of the secured debt from our capital structure. This refinancing plan included the issuance of $250.0 million of senior notes, establishment of a new revolving credit facility and the offering of 1.0 million common units representing limited partner interests in us. Both the senior notes and common units were issued on May 25, 2004. Associated with this offering, MMH sold approximately 2.4 million common units that it was holding as an investment in us. MMH’s sale of these common units, combined with our equity offering, reduced MMH’s percentage ownership interest in us from 36% to 27%, including MMH’s 2% ownership interest through the general partner.

Total proceeds from our 1.0 million common unit equity offering at a price of $47.60 per unit were $47.6 million. Associated with this offering, the General Partner contributed $1.0 million to us to maintain its 2% general partner interest. Of the proceeds received, $2.0 million was used to pay underwriting discounts and commissions. Legal, professional and other costs associated with the equity offering were approximately $0.1 million. Total proceeds from the note issuance were $249.5 million. Of the proceeds received, $1.8 million was used to pay underwriting discounts and commissions and $0.8 million was used to pay legal, professional and other fees.

We used the net proceeds from the May 2004 offerings of $293.4 million as follows:

•	repaid all of the outstanding $178.0 million principal amount of Series A senior notes (see Note 12—Debt for a description of these notes) issued by Magellan Pipeline Company, L.P. (“Magellan Pipeline”), formerly Magellan Pipeline Company, LLC;

•	paid $12.7 million of prepayment premiums associated with the early repayment of the Magellan Pipeline Series A senior notes;

•	repaid the $90.0 million outstanding principal balance of our then outstanding term loan;

•	paid $1.9 million to Magellan Pipeline’s Series B noteholders (see Note 12—Debt for a description of these notes) to release the collateral held by them and $0.9 million of associated legal costs;

•	incurred $0.9 million of legal and professional fees associated with establishing a new revolving credit facility (see Note 12 – Debt for a description of this facility); and

•	partially replenished the cash used to fund acquisitions completed in 2003 and early 2004.

In conjunction with the repayment of the Magellan Pipeline Series A notes and our term loan, we recognized $5.0 million of expense associated with the write-off of the unamortized debt placement costs.

3. Derivative Financial Instruments

We use interest rate derivatives to help us manage interest rate risk. In conjunction with our existing and anticipated debt instruments, we have executed the following derivative transactions:

Hedges Against Interest Rate Increases on the Anticipated Refinancing of the Magellan Pipeline Notes

In February 2004, we entered into three separate interest rate swap agreements to hedge our exposure to changes in interest rates for a portion of the debt we anticipated refinancing related to Magellan Pipeline’s Series A and Series B notes (see Note 12 – Debt). The notional amounts of the swaps totaled $150.0 million. The 10-year period of the swap agreements was the assumed tenure of the replacement debt starting in October 2007. The average fixed rate on the swap agreements was 5.9%.

Hedges Against Interest Rate Increases on a Portion of the Notes Issued in May 2004

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

Fair Value Hedges on a Portion of the Magellan Pipeline Notes

During May 2004, we entered into four separate interest rate swap agreements to hedge against changes in the fair value of a portion of the Magellan Pipeline Series B notes. We have accounted for these interest rate hedges as fair value hedges. The notional amounts of the interest rate swap agreements total $250.0 million. Under the terms of the interest rate swap agreements, we receive 7.7% (the weighted-average interest rate of the Magellan Pipeline Series B notes) and pay LIBOR plus 3.4%. These hedges effectively convert $250.0 million of our fixed-rate debt to floating-rate debt. The interest rate swap agreements began on May 25, 2004 and expire on October 7, 2007, the maturity date of the Magellan Pipeline Series B notes. Payments settle in April and October each year with the LIBOR interest rate set in arrears. During each settlement period we will record the impact of this swap based on our best estimate of LIBOR. Any differences between the actual LIBOR rate determined on the settlement date and our estimated LIBOR rates will result in an adjustment to our previously reported interest expense. A 1.0% change in LIBOR would result in an annual adjustment to our interest expense associated with this hedge of $2.5 million.

Hedges Against Interest Rate Increases on a Portion of the Senior Notes Issued in October 2004

In July 2004, we entered into two agreements for forward starting swaps to hedge our exposure to changes in interest rates for a portion of the $250.0 million of senior notes we anticipated issuing during October 2004 (see Note 17 - Subsequent Events) as partial financing for the pipeline asset acquisition from Shell. The notional amounts of the agreements totaled $150.0 million. We recorded the fair value of these interest rate swaps on September 30, 2004, which resulted in us recording a liability of $8.3 million. On October 7, 2004, the date we issued $250.0 million of debt due 2016, we unwound these hedges and realized a loss of $6.3 million. Because the hedges were considered to be effective, all of the realized loss associated with the hedges will be recorded to other comprehensive income and will be amortized over the 12-year life of the notes issued in October 2004.

Fair Value Hedges on a Portion of the Senior Notes Issued in October 2004

Also, in October 2004, we entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016 which were issued in October 2004. The notional amount of this agreement is $100.0 million (see Note 17 – Subsequent Events for additional details of this matter). This hedge effectively converts $100.0 million of our 5.65% fixed-rate senior notes issued in October 2004 to floating-rate debt.

We generally report gains, losses and any ineffectiveness from interest rate derivatives in our results of operations separately. We recognize the effective portion of hedges against changes in interest rates as adjustments to other comprehensive income. We record the non-current portion of unrealized gains or losses associated with fair value hedges on long-term debt as adjustments to long-term debt on the balance sheet with the current portion recorded as adjustments to interest expense.

4. Acquisitions

During the nine months ended September 30, 2004, we completed two acquisitions, which are described below. The petroleum products terminals acquisition was accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. The Osage Pipeline acquisition was accounted for as an equity investment. The results of operations from the petroleum products terminals acquisition have been included with the petroleum products terminals segment results and the equity earnings from the Osage Pipeline acquisition have been included in the petroleum products pipeline system segment results since their respective acquisition dates.

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

Purchase price:
Cash paid, including transaction costs	$25,441
Environmental liabilities assumed	3,815

Total purchase price	$29,256

Allocation of purchase price:
Property, plant and equipment	$29,256

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

Pro Forma Information

The following summarized pro forma consolidated income statement information for the three and nine months ended September 30, 2003 and for the nine months ended September 30, 2004, assumes that all of the acquisitions discussed above had occurred as of January 1, 2003. We have prepared these pro forma financial results for comparative purposes only. These pro forma financial results may not be indicative of the results that would have occurred if we had completed these acquisitions as of the periods shown below or the results that will be attained in the future. The amounts presented below are in thousands, except per unit amounts:

	Three Months Ended September 30, 2003
	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$122,176	$1,791	$123,967
Net income	$22,271	$1,476	$23,747
Basic net income per limited partner unit	$0.84	$0.04	$0.88
Diluted net income per limited partner unit	$0.84	$0.04	$0.88

Weighted average number of limited partner units used for basic net income per unit calculation	27,190	27,190	27,190
Weighted average number of limited partner units used for diluted net income per unit calculation	27,190	27,190	27,190

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2004
	As Reported	Pro Forma Adjustments	Pro Forma	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$349,816	$5,460	$355,276	$433,864	$633	$434,497
Net income	$70,188	$3,319	$73,507	$74,875	$322	$75,197
Basic net income per limited partner unit	$2.58	$0.11	$2.69	$2.47	$0.01	$2.48
Diluted net income per limited partner unit	$2.58	$0.11	$2.69	$2.47	$0.01	$2.48

Weighted average number of limited partner units used for basic net income per unit calculation	27,190	27,190	27,190	28,157	28,157	28,157
Weighted average number of limited partner units used for diluted net income per unit calculation	27,233	27,233	27,233	28,216	28,216	28,216

Significant pro forma adjustments include: revenues and expenses for the period prior to our acquisitions, incremental general and administrative expenses, excess equity investment amortization and the elimination of income taxes.

Shell Pipeline Asset Acquisition

On October 1, 2004, we acquired more than 2,000 miles of refined petroleum products pipelines from Shell (see Note 17 - Subsequent Events). During June 2004, we paid Shell $24.6 million as earnest money associated with the acquisition, which was applied against the purchase price at closing. This earnest money plus accrued interest income of $0.1 million was reflected as an acquisition prepayment on our September 30, 2004, consolidated balance sheet.

5. Allocation of Net Income

The allocation of net income between the General Partner and limited partners is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Allocation of net income to General Partner:
Net income	$22,271	$30,603	$70,188	$74,875
Charges direct to General Partner:
General and administrative portion of paid-time-off accrual	315	—	1,678	—
Write-off of property, plant and equipment	—	—	1,788	—
Charges in excess of the general and administrative expense cap charged against income	2,696	2,245	2,943	5,807
Other	—	903	—	1,164

Total direct charges to General Partner	3,011	3,148	6,409	6,971

Income before direct charges to General Partner	25,282	33,751	76,597	81,846
General Partner’s share of income	10.19%	16.19%	8.34%	14.93%

General Partner’s allocated share of net income before direct charges	2,577	5,465	6,386	12,221
Direct charges to General Partner	(3,011)	(3,148)	(6,409)	(6,971)

Net income (loss) allocated to General Partner	$(434)	$2,317	$(23)	$5,250

Net income	$22,271	$30,603	$70,188	$74,875
Less: net income (loss) allocated to General Partner	(434)	2,317	(23)	5,250

Net income allocated to limited partners	$22,705	$28,286	$70,211	$69,625

The write-off of property, plant and equipment relates to Magellan Pipeline’s asset balances prior to our acquisition of it; hence, these write-offs were charged directly against the General Partner’s allocation of net income. The general and administrative portion of paid-time-off expense accrual and the charges in excess of the general and administrative expense cap represent general and administrative expenses charged against our income during the periods presented that were required to be reimbursed to us by our general partner under the terms of the new omnibus agreement. Consequently, these amounts have been charged directly against the General Partner’s allocation of net income. We record the reimbursements by our general partner as capital contributions.

6. Comprehensive Income

The difference between net income and comprehensive income is the result of net losses on interest rate swaps, gains on treasury locks and the amortization of gains/losses on derivative transactions. For information on gains/losses on interest rate swaps and treasury locks, see Note 3 – Derivative Financial Instruments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income	$22,271	$30,603	$70,188	$74,875
Net loss on interest rate swaps	—	(8,328)	—	(5,116)
Gain on effective portion of treasury locks	—	—	—	1,907
Amortization of hedges	50	(78)	150	(21)

Other comprehensive income/(loss)	50	(8,406)	150	(3,230)

Comprehensive income	$22,321	$22,197	$70,338	$71,645

7. Segment Disclosures

Our reportable segments are strategic business units that offer different products and services. The segments are managed separately because each segment requires different marketing strategies and business knowledge.

Management evaluates performance based upon segment operating margin, which includes revenues from affiliate and external customers, operating expenses, environmental expenses, environmental reimbursements, product purchases and equity earnings.

On June 17, 2003, The Williams Companies, Inc. (“Williams”) sold its interest in us to MMH. Prior to June 17, 2003, affiliate revenues from Williams were accounted for as if the sales were to unaffiliated third parties. We have not had affiliate revenues since Williams’ sale of its interest in us to MMH on June 17, 2003. Also, prior to June 17, 2003, affiliate general and administrative costs, other than equity-based incentive compensation, were based on the expense limitations provided for in the omnibus agreement and were allocated to the business segments based on their proportional percentage of revenues. After June 17, 2003, affiliate general and administrative costs have generally been allocated to the business segments based on a three-factor formula which considers total salaries, property, plant and equipment and operating revenues less product purchases.

The non-generally accepted accounting principle measure of operating margin (in the aggregate and by segment) is presented in the following tables. The components of operating margin are computed by using amounts that are determined in accordance with generally accepted accounting principles (“GAAP”). A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the tables below. Management believes that investors benefit from having access to the same financial measures they use to evaluate performance. Operating margin is an important performance measure of the economic performance of our core operations. This measure forms the basis of our internal financial reporting and is used by management in deciding how to allocate capital resources between segments. Operating profit, alternatively, includes expense items that management does not consider when evaluating the core profitability of an operation such as depreciation and amortization and general and administrative costs.

	Three Months Ended September 30, 2003
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Inter- segment Elimin- ations	Total
Revenues	$99,544	$19,347	$3,285	$—	$122,176
Operating expenses	36,811	9,227	930	(433)	46,535
Environmental	6,494	491	201	—	7,186
Environmental reimbursements	(6,666)	(491)	(201)	—	(7,358)
Product purchases	20,734	436	—	—	21,170

Operating margin	42,171	9,684	2,355	433	54,643
Depreciation and amortization	5,360	2,961	240	433	8,994
Affiliate general and administrative expenses	8,794	4,102	906	—	13,802

Segment profit	$28,017	$2,621	$1,209	$—	$31,847

	Three Months Ended September 30, 2004
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Inter- segment Elimin- ations	Total
Revenues	$129,482	$25,862	$3,298	$(142)	$158,500
Operating expenses	38,096	9,323	295	(922)	46,792
Environmental	44	—	132	—	176
Product purchases	48,002	1,615	—	—	49,617
Equity earnings	(713)	—	—	—	(713)

Operating margin	44,053	14,924	2,871	780	62,628
Depreciation and amortization	5,577	3,323	(116)	780	9,564
Affiliate general and administrative expenses	9,659	3,604	574	—	13,837

Segment profit	$28,817	$7,997	$2,413	$—	$39,227

	Nine Months Ended September 30, 2003
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Inter- segment Elimin- ations	Total
Revenues:
Third party	$269,608	$57,926	$8,370	$—	$335,904
Affiliate	7,906	6,006	—	—	13,912

Total revenues	277,514	63,932	8,370	—	349,816
Operating expenses	93,473	26,055	3,149	(433)	122,244
Environmental	8,304	389	444	—	9,137
Environmental reimbursements	(7,765)	(359)	(492)	—	(8,616)
Product purchases	59,748	1,273	—	—	61,021

Operating margin	123,754	36,574	5,269	433	166,030
Depreciation and amortization	16,696	8,838	1,289	433	27,256
Affiliate general and administrative expenses	28,622	10,573	1,530	—	40,725

Segment profit	$78,436	$17,163	$2,450	$—	$98,049

	Nine Months Ended September 30, 2004
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Inter- segment Elimin- ations	Total
Revenues	$350,260	$74,157	$9,883	$(436)	$433,864
Operating expenses	100,109	26,678	2,580	(2,664)	126,703
Environmental	38,481	2,839	1,184	—	42,504
Environmental reimbursements	(37,573)	(2,839)	(912)	—	(41,324)
Product purchases	116,460	4,038	—	—	120,498
Equity earnings	(981)	—	—	—	(981)

Operating margin	133,764	43,441	7,031	2,228	186,464
Depreciation and amortization	16,619	9,772	289	2,228	28,908
Affiliate general and administrative expenses	28,030	10,447	1,754	—	40,231

Segment profit	$89,115	$23,222	$4,988	$—	$117,325

Segment assets	$709,182	$391,629	$24,476	$—	$1,125,287
Corporate assets					239,612

Total assets					$1,364,899

8. Inventories

Inventories at December 31, 2003 and September 30, 2004 were as follows (in thousands):

	December 31, 2003	September 30, 2004
Refined petroleum products	$3,741	$1,167
Natural gas liquids	12,362	21,905
Additives	977	898
Other	508	389

Total inventories	$17,588	$24,359

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

We use the equity method of accounting for this investment. Summarized financial information for OPL from the acquisition date (March 2, 2004) through September 30, 2004 is presented below (in thousands):

Revenues	$6,724
Net income	$2,737

The condensed balance sheet for OPL as of September 30, 2004 is presented below (in thousands):

Current assets	$4,994
Noncurrent assets	$5,139
Current liabilities	$673
Members’ equity	$9,460

A summary of our equity investment in OPL is as follows (in thousands):

Initial investment	$25,032
Earnings in equity investment:
Proportionate share of Osage earnings	1,369
Amortization of excess investment	(388)

Net earnings in equity investment	981

Equity investment, September 30, 2004	$26,013

Our investment in OPL included an excess net investment amount of $21.7 million. Excess investment is the amount by which our initial investment exceeded our proportionate share of the book value of the net assets of the investment. Amortization expense associated with the excess investment for the three and nine months ended September 30, 2004 was $0.2 million and $0.4 million, respectively.

10. Related Party Transactions

Affiliate revenues historically represented revenues from Williams and its affiliates. We have not had affiliate revenues since Williams’ sale of its interest in us to MMH on June 17, 2003. Affiliate revenues during 2003 primarily included pipeline and terminal storage revenues, ancillary service revenues for our marine facilities, fee income related to petroleum products asset management activities and certain software licensing fees.

The following table reflects affiliate revenues for the three and nine months ended September 30, 2003 (in thousands):

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Williams Energy Marketing & Trading	$—	$7,425
Midstream Marketing & Risk Management	—	598
Williams Refining & Marketing	—	306
Williams Bio-Energy	—	2,366
Williams Petroleum Services, LLC	—	2,992
Rio Grande Pipeline	—	225

Total	$—	$13,912

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Williams—allocated general and administrative expenses	$—	$—	$23,880	$—
Williams—allocated operating expenses	—	—	68,079	—
Williams Energy Marketing & Trading—product purchases	—	—	472	—
MMH—allocated operating expenses	46,363	15,098	54,686	43,291
MMH—allocated general and administrative expenses	13,802	13,837	16,845	40,231

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

As a result of the sale of Williams’ ownership interests in us, we entered into a new services agreement with MMH pursuant to which MMH agreed to perform specified services required for our operations. Consequently, since June 17, 2003, our operations and general and administrative functions have been provided by MMH. Our reimbursement of general and administrative costs is subject to the limitations as defined in the new omnibus agreement.

In addition, MMH has indemnified us against certain environmental costs (see Note 13 – Commitments and Contingencies for further discussion of this matter). Receivables from MMH associated with this indemnification were $19.0 million and $13.9 million at December 31, 2003 and September 30, 2004, respectively, and are included with the affiliate accounts receivable in the consolidated balance sheets.

11. Employee Benefit Plans

On January 1, 2004, MMH assumed sponsorship of the Magellan Pension Plan for PACE Employees (“Union Pension Plan”) for certain hourly employees. In addition, MMH began sponsorship of a pension plan for certain non-union employees and a post-retirement benefit plan for selected employees effective January 1, 2004. The following table presents our recognition of net periodic benefit costs related to these plans during the three and nine months ended September 30, 2004 (in thousands):

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of Net Periodic Benefit Costs:
Service cost	$885	$37	$2,735	$243
Interest cost	426	69	1,280	511
Expected return on plan assets	(410)	—	(1,228)	—
Amortization of prior service cost	284	185	508	1,349

Net periodic benefit cost	$1,185	$291	$3,295	$2,103

We anticipate contributing a total of $2.6 million to satisfy minimum funding requirements for pension benefits for the 2004 plan year. Through September 30, 2004, a total of $2.0 million had been contributed to the Plans.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Act”) was enacted on December 8, 2003. During the third quarter of 2004, the Secretary of Health and Human Services issued the detailed regulations necessary to implement the Medicare Act. We have included $0.6 million of cost savings for the nine months ending September 30, 2004, from the Medicare Act in our operating results for 2004.

12. Debt

A summary of our debt at December 31, 2003 and September 30, 2004 follows (in thousands):

	December 31, 2003	September 30, 2004
August 2003 term loan and revolving credit facility:
Long-term portion	$89,100	$—
Current portion	900	—

Total	90,000	—
Magellan Pipeline Notes	480,000	306,097
6.45% Notes due 2014	—	249,497

Total debt	$570,000	$555,594

Magellan Pipeline Notes

During October 2002, Magellan Pipeline entered into a private placement debt agreement with a group of financial institutions for $178.0 million of floating rate Series A Senior Secured Notes and $302.0 million of fixed rate Series B Senior Secured Notes. Both notes were secured with our membership interest in and assets of Magellan Pipeline until our refinancing plan was executed in May 2004 (see Note 2 – Debt and Equity Offerings). As part of that refinancing, the $178.0 million outstanding balance of the floating rate Series A Senior Secured Notes was repaid and we incurred $12.7 million of associated prepayment premiums. In addition, in exchange for a $1.9 million payment, the fixed rate Series B noteholders released the collateral which secured those notes except for cash deposited in an escrow account in anticipation of semi-annual interest payments on the Magellan Pipeline notes. The maturity date of the Series B notes is October 7, 2007; however, we will be required on each of October 7, 2005 and October 7, 2006, to repay 5.0% of the principal amount outstanding on those dates. The outstanding principal amount of the Series B notes at September 30, 2004 was $302.0 million; however, the recorded amount was increased by $4.1 million for the change in the fair value of the debt from May 25, 2004 through September 30, 2004 in connection with the associated fair value hedge (see Note 3 – Derivative Financial Instruments). The interest rate of the Series B notes is fixed at 7.8%. However, including the impact of the associated fair value hedge, which effectively swaps $250.0 million of the fixed-rate Series B notes to floating-rate debt (see Note 3 – Derivative Financial Instruments), the weighted-average interest rate for the Series B notes was 5.6% and 6.8% for the three and nine months ended September 30, 2004, respectively. The weighted-average interest rate for the Series A and Series B notes combined (including the impact of the associated hedges) for the nine months ended September 30, 2004 was 6.3%.

We incurred debt placement fees associated with these notes of $10.8 million. During May 2004 we recorded $2.8 million of expense, which represented the write-off of the unamortized debt placement fees associated with the Series A notes. The debt placement fees associated with the Series B notes are being amortized over the life of these notes. Deposits for interest due the lenders are made to a cash escrow account and were reflected as restricted cash on our consolidated balance sheets of $8.2 million and $11.7 million at December 31, 2003 and September 30, 2004, respectively.

The note purchase agreement, as amended in connection with our May 2004 refinancing, requires Magellan Pipeline to maintain specified ratios of: (i) consolidated debt to EBITDA of no greater than 3.50 to 1.00, and (ii) consolidated EBITDA to interest expense of at least 3.25 to 1.00. It also requires us to maintain specified ratios of: (i) consolidated debt to EBITDA of no greater than 4.50 to 1.00, and (ii) consolidated EBITDA to interest expense of at least 2.50 to 1.00. In addition, the note purchase agreement contains additional covenants that limit Magellan Pipeline’s ability to incur additional indebtedness, encumber its assets, make debt or equity investments, make loans or advances, engage in certain transactions with affiliates, merge, consolidate, liquidate or dissolve, sell or lease a material portion of its assets, engage in sale and leaseback transactions and change the nature of its business. We are in compliance with these covenants.

6.45% Notes due 2014

On May 25, 2004, we sold $250.0 million aggregate principal of 6.45% notes due June 1, 2014 in an underwritten public offering. The notes were issued for the discounted price of 99.8%, or $249.5 million. Including the impact of the amortization of the realized gains on the interest hedges associated with these notes (see Note 3 – Derivative Financial Instruments), the effective interest rate on the notes at September 30, 2004 was 6.3%. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2004. The discount on the notes is being accreted over the life of the notes.

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

May 2004 Revolving Credit Facility

In connection with our May 2004 refinancing, we entered into a five-year $125.0 million revolving credit facility with a syndicate of banks. In September 2004, we exercised an option in the credit agreement and entered into separate agreements with each of the then current lenders under the revolving credit facility and certain new lenders in order to increase our borrowing capacity to $175.0 million. Up to $50.0 million of the revolving credit facility is available for letters of credit. As of September 30, 2004, $0.7 million of the facility was being used for letters of credit. Borrowings under this revolving credit facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.6% to 1.5%.

The revolving credit facility requires us to maintain specified ratios of: (i) consolidated debt to EBITDA of no greater than 4.50 to 1.00; and (ii) consolidated EBITDA to interest expense of at least 2.50 to 1.00. In addition, the revolving credit facility contains covenants that limit our ability to, among other things, incur additional indebtedness or modify our other debt instruments, encumber our assets, make debt or equity investments, make loans or advances, engage in certain transactions with affiliates, engage in sale and leaseback transactions, merge, consolidate, liquidate or dissolve, sell or lease all or substantially all of our assets and change the nature of our business. We are in compliance with these covenants.

August 2003 Term Loan and Revolving Credit Facility

In August 2003, we entered into a credit agreement with a syndicate of banks. This facility was comprised of a $90.0 million term loan and an $85.0 million revolving credit facility. Indebtedness under the term loan incurred interest at the Eurodollar rate plus a margin of 2.0%, while indebtedness under the revolving credit facility incurred interest at the Eurodollar rate plus a margin of 1.8%. In May 2004, we repaid the $90.0 million outstanding term loan and this facility was replaced with the revolving credit agreement described above. During May 2004, we recorded $2.2 million of expense, which represented the write-off of the unamortized debt placement fees associated with this facility.

5.65% Notes due 2016

On October 7, 2004, we issued $250.0 million of senior notes due 2016 (see Note 17 – Subsequent Events for further discussion of this transaction). The notes were issued for the discounted price of 99.9%, or $249.7 million. Including the impact of hedges associated with these notes (see Note 3 – Derivative Financial Instruments), the effective interest rate on the notes is 4.8%. Interest will be payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2005. The discount on the notes will be accreted over the life of the notes.

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

Indemnification Settlement - In May 2004, our general partner entered into an agreement with Williams under which Williams agreed to pay us $117.5 million to release Williams from the environmental indemnifications and certain other indemnifications described under the IPO Indemnity, Magellan Pipeline Indemnity and Acquisition Indemnity agreements described above. We received $35.0 million from Williams on July 1, 2004 and expect to receive installment payments from Williams of $27.5 million, $20.0 million and $35.0 million on July 1, 2005, 2006 and 2007, respectively. In conjunction with this transaction:

•	The $35.0 million amount received in July 2004 was recorded as a reduction in our receivable with Williams. Following this payment, our receivable balance with Williams was $10.1 million;

•	When the $27.5 million payment from Williams is received in July 2005, we will record $10.1 million as a reduction in our receivable balance with Williams with the remaining $17.4 million recorded as a capital contribution from our general partner; and

•	The final two installment payments from Williams will be recorded as capital contributions from our general partner when the cash amounts have been received from Williams.

While the settlement agreement releases Williams from its environmental and certain other indemnifications, certain indemnifications remain in effect. These remaining indemnifications cover:

•	Right-of-way defects or failures in the ammonia pipeline easements for 15 years after February 9, 2001, and right-of-way defects or failures associated with the marine facilities at Galena Park and Corpus Christi, Texas and Marrero, Louisiana for 15 years after February 9, 2001;

•	Issues involving employee benefits matters;

•	Issues involving real property, including asset titles; and

•	Unlimited losses and damages related to tax liabilities.

Environmental Liabilities - Estimated liabilities for environmental costs were $26.8 million and $61.0 million at December 31, 2003 and September 30, 2004, respectively. These estimates are provided on an undiscounted basis and have been classified as current or non-current based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental remediation liabilities will be paid over the next ten years. As of September 30, 2004, known liabilities that would have been covered by the three indemnity agreements discussed above were $41.7 million.

Environmental Receivables - As part of its negotiations with Williams for the June 2003 acquisition of Williams’ interest in us, MMH assumed Williams’ obligations for $21.9 million of environmental liabilities and we recorded a receivable from MMH for this amount. To the extent the environmental and other Williams indemnity claims against MMH are less than $21.9 million, MMH will pay to Williams the remaining difference between $21.9 million and the indemnity claims paid by MMH. Environmental receivables from MMH at December 31, 2003 and September 30, 2004 were $19.0 million and $13.9 million, respectively. Environmental receivables from insurance carriers were $3.1 million and $8.3 million at December 31, 2003 and September 30, 2004, respectively. We invoice MMH and third-party insurance companies for reimbursement as environmental remediation work is performed. Receivables from Williams or its affiliates associated with indemnified environmental costs were $7.8 million at December 31, 2003.

Other Indemnifications - In conjunction with the 1999 acquisition of the Gulf Coast marine terminals from Amerada Hess Corporation (“Hess”), Hess represented that it had disclosed to us all suits, actions, claims, arbitrations, administrative, governmental investigation or other legal proceedings pending or threatened, against or related to the assets we acquired, which arise under environmental law. Our agreement with Hess provided that in the event that any pre-acquisition releases of hazardous substances at the Corpus Christi and Galena Park, Texas and Marrero, Louisiana marine terminal facilities were unknown at closing but subsequently identified by us prior to July 30, 2004, we would be liable for the first $2.5 million of environmental liabilities, Hess would be liable for the next $12.5 million of losses and we would assume responsibility for any losses in excess of $15.0 million. Also, Hess agreed to indemnify us through July 30, 2014 against all known and required environmental remediation costs at the Corpus Christi and Galena Park, Texas marine terminal facilities from any matters related to pre-acquisition actions. Hess has further indemnified us for certain pre-acquisition fines and claims that may be imposed or asserted against us under certain environmental laws. We have filed claims with Hess associated with their indemnifications to us totaling $1.9 million. Our claims stated that remediation expenditures beyond our initial $1.9 million claim may be necessary and that our claims would be increased for any expenditures required beyond this amount.

EPA Issue - In July 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act (the “Act”) served an information request to Williams based on a preliminary determination that Williams may have systemic problems with petroleum discharges from pipeline operations. That inquiry primarily focused on Magellan Pipeline. The response to the EPA’s information request was submitted during November 2001. In March 2004, we received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those spills may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, we may incur additional costs associated with these spills if the EPA were to successfully seek and obtain injunctive relief. We have verbally agreed to a response schedule for the 32 releases and have submitted a response in accordance to that schedule. We have met with the EPA and the DOJ and anticipate negotiating a final settlement with both agencies by the end of 2005. We have evaluated this issue and have accrued an amount based on our best estimates that is less than $22.0 million. This liability was covered under the environmental indemnification settlement with Williams in May 2004.

Shawnee, Kansas Spill - During the fourth quarter of 2003, we experienced a line break and product spill on our petroleum products pipeline near Shawnee, Kansas. As of September 30, 2004, we estimated the total costs associated with this spill to be $9.2 million. We have spent $8.1 million on remediation at this site, leaving a remaining liability on our balance sheet at September 30, 2004 of $1.1 million. At September 30, 2004, we had recorded a receivable from our insurance carrier of $8.3 million related to this spill.

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

In April 2001, our general partner granted 64,200 phantom units pursuant to the Long-Term Incentive Plan. With the change in control of our general partner, which occurred on June 17, 2003, these awards vested at their maximum award level, resulting in 128,400 unit awards. We recognized compensation expense associated with these awards of zero and $3.4 million during the three and nine months ended September 30, 2003, respectively.

During 2002, our general partner granted 22,650 phantom units pursuant to the Long-Term Incentive Plan. With the change in control of our general partner, which occurred on June 17, 2003, these awards vested at their maximum award level, resulting in 45,300 unit awards. We recognized compensation expense associated with these awards of zero and $2.0 million during the three and nine months ended September 30, 2003, respectively.

In February 2003, our general partner granted 52,825 phantom units pursuant to the Long-Term Incentive Plan. The actual number of units that will be awarded under this grant are based on certain performance metrics, which we determined at the end of 2003, and a personal performance component that will be determined at the end of 2005, with vesting to occur at that time. These units are subject to forfeiture if employment is terminated prior to the vesting date. These awards do not have an early vesting feature except under certain circumstances. During 2003, we increased the associated accrual to an expected payout of 95,271 units with further adjustments to the expected unit payouts during 2004 for employee terminations and retirements. Accordingly, we recorded incentive compensation expense of $0.7 million and $1.2 million associated with these phantom awards during the three and nine months ended September 30, 2003 and $0.7 million and $1.6 million for the three and nine months ended September 30, 2004, respectively. The value of the 94,205 phantom unit awards being accrued was $5.2 million on September 30, 2004.

Following the change in control of our general partner in June 2003 from Williams to MMH, the board of directors of our general partner made the following grants to certain employees who became dedicated to providing services to us:

•	In October 2003, our general partner granted 10,640 phantom units pursuant to the Long-Term Incentive Plan. Of these awards, 4,850 units vested on December 31, 2003 and 470 units vested on July 31, 2004. The remaining units will vest as follows: 4,850 units on December 31, 2004 and 470 units on July 31, 2005. There are no performance metrics associated with these awards and the payouts cannot exceed the face amount of the units awarded. These units are subject to forfeiture if employment is terminated prior to the vesting date. These awards do not have an early vesting feature except under certain circumstances. We recorded $0.1 million and $0.2 million of compensation expense associated with these awards during the three and nine months ended September 30, 2004, respectively. The value of the 5,320 unvested awards at September 30, 2004 was $0.3 million.

•	On January 2, 2004, our general partner granted 10,856 phantom units pursuant to the Long-Term Incentive Plan. Of these awards, 5,433 units vested on July 31, 2004 and 5,423 units will vest on July 31, 2005. There are no performance metrics associated with these awards and the payouts cannot exceed the face amount of the units awarded. These units are subject to forfeiture if employment is terminated prior to the vesting date. These awards do not have an early vesting feature except under certain circumstances. We recorded $0.1 million and $0.5 million of compensation expense associated with these awards during the three and nine months ended September 30, 2004. The value of the 5,423 unvested awards at September 30, 2004 was $0.3 million.

In February 2004, our general partner granted 79,512 phantom units pursuant to the Long-Term Incentive Plan. The actual number of units that will be awarded under this grant are based on the attainment of short-term and long-term performance metrics. The number of phantom units that could ultimately be issued under this award range from zero units up to a total of 159,024 units; however, the awards are also subject to personal and other performance components which could increase or decrease the number of units to be paid out by as much as 40%. The units will vest at the end of 2006. These units are subject to forfeiture if employment is terminated prior to the vesting date. These awards do not have an early vesting feature except under certain circumstances. During the third quarter of 2004, we increased our estimate of the number of units that will be awarded under this grant to 103,366 based on the expected attainment of the short-term performance metrics and accordingly recognized $0.7 million and $1.4 million of compensation expense during the three and nine months ended September 30, 2004. The value of the 103,366 unit awards on September 30, 2004 was $5.7 million.

To date, our general partner has not awarded any unit options. A summary of our equity-based incentive compensation costs associated with phantom unit awards for the three and nine months ended September 30, 2003 and 2004 is listed below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Annual 2001 awards	$—	$—	$3,373	$—
Annual 2002 awards	—	—	1,955	—
Annual 2003 awards	675	675	1,231	1,562
October 2003 awards	—	77	—	190
January 2004 awards	—	84	—	457
Annual 2004 awards	—	703	—	1,377

Total	$675	$1,539	$6,559	$3,586

15. Distributions

We paid the following distributions during 2003 and 2004 (in thousands, except per unit amounts):

Cash Distribution Payment Date	Per Unit Cash Distribution Amount	Common Units	Subordinated Units	Class B Common Units	General Partner Equivalent Units	Total Cash Distribution
02/14/03	$0.7250	$9,918	$4,118	$5,677	$1,321	$21,034
05/15/03	0.7500	10,260	4,260	5,873	1,548	21,941
08/14/03	0.7800	10,670	4,430	6,108	1,820	23,028
11/14/03	0.8100	11,081	4,601	6,343	2,499	24,524

Total	$3.0650	$41,929	$17,409	$24,001	$7,188	$90,527

02/13/04	$0.8300	$18,020	$4,714	$—	$3,066	$25,800
05/14/04	0.8500	19,661	3,621	—	3,613	26,895
08/13/04	0.8700	20,994	3,706	—	4,313	29,013
11/12/04 (a)	0.8900	25,739	3,791	—	5,705	35,235

Total	$3.4400	$84,414	$15,832	$—	$16,697	$116,943

(a) Our general partner declared this cash distribution on October 20, 2004 to be paid on November 12, 2004 to unitholders of record at the close of business on November 2, 2004.

16. Net Income Per Unit

The following table provides details of the basic and diluted net income per unit computations (in thousands, except per unit amounts):

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003
	Income (Numerator)	Units (Denominator)	Per Unit Amount	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic net income per limited partner unit	$22,705	27,190	$0.84	$70,211	27,190	$2.58
Effect of dilutive restricted unit grants	—	—	—	—	43	—

Diluted net income per limited partner unit	$22,705	27,190	$0.84	$70,211	27,233	$2.58

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	Income (Numerator)	Units (Denominator)	Per Unit Amount	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic net income per limited partner unit	$28,286	29,271	$0.97	$69,625	28,157	$2.47
Effect of dilutive restricted unit grants	—	70	(0.01)	—	59	—

Diluted net income per limited partner unit	$28,286	29,341	$0.96	$69,625	28,216	$2.47

Units reported as dilutive securities are related to phantom unit grants (see Note 14 – Long-Term Incentive Plan).

17. Subsequent Events

On October 1, 2004, we acquired more than 2,000 miles of refined petroleum products pipeline system assets from Shell for approximately $489.7 million. In addition to the purchase price, we paid approximately $30.0 million for inventory related to a third-party supply agreement under which we will receive a security interest in a related $14.0 million cash collateral account, assumed approximately $25.7 million of existing liabilities and expect to incur approximately $9.6 million for transaction costs. Also on October 1, 2004 we borrowed $300.0 million under a short-term acquisition facility and $50.0 million under our revolving credit facility to help finance this acquisition. The cash costs and financing associated with this acquisition on October 1, 2004, were as follows (in millions):

Cash costs:
Cost of assets acquired	$489.7
Inventory costs	30.0
Transaction costs	9.6

Total cash costs	$529.3

Financing:
Borrowings under short-term acquisition facility	$300.0
Borrowings under revolver	50.0
Escrow payment (see Note 4 – Acquisitions)	24.6
Proceeds from August 2004 equity offering (see Note 2- Debt and Equity Offerings)	87.3
Cash on hand	67.4

Total	$529.3

On October 4, 2004, we issued and sold 2.6 million common units representing limited partner interests in us. The units were sold at a price of $54.50 for total proceeds of $141.7 million. Associated with this offering, our general partner contributed $2.9 million to us to maintain its 2% general partner interest. Of the proceeds received, $6.0 million was used to pay underwriting discounts and commissions. Legal, professional and other costs associated with the equity offering were expected to be approximately $0.3 million. We used the net proceeds of $138.3 million to repay a portion of the amounts borrowed under the short-term acquisition facility. The underwriters exercised their over-allotment option associated with the October 2004 offering and on November 1, 2004, we issued and sold an additional 0.4 million common units. Total proceeds from this sale were $21.3 million, of which we paid $0.9 million for underwriting discounts and commissions. Our general partner made an additional $0.4 million contribution to maintain its 2% general partner interest. The net proceeds of $20.8 million will be used for general partnership purposes.

On October 7, 2004 we issued $250.0 million of 5.7% senior notes due 2016; however, the notes were issued for the discounted price of 99.9%, or $249.7 million. The net proceeds from this debt issuance, after underwriter discounts of $1.8 million and expected debt issuance fees of $0.3 million, were $247.6 million. We used these net proceeds to: (i) repay the remaining $161.7 million outstanding under the acquisition facility (the original $300.0 million borrowed less $138.3 million partial repayment from the October 4, 2004 equity offering discussed above) plus accrued interest costs of $0.2 million, and (ii) repay the $50.0 million amount previously borrowed under the revolver plus accrued interest costs of $0.1 million. The remaining proceeds of $35.6 million from this debt offering will be used for general partnership purposes.

We will account for the pipeline assets acquired from Shell as the acquisition of assets and not of a business for the following reasons: (i) the Shell assets we acquired have not been operated historically as a separate division or subsidiary. Shell operated these assets as part of its more extensive transportation and terminalling and crude oil and refined products operations. As a result, Shell did not maintain complete and separate financial statements for these assets as an independent business unit, (ii) we intend to make significant changes to the assets in the future, including construction of additional connections between the acquired assets and our existing infrastructure, which may result in significant operating differences and revenues generated, and (iii) differences in our operating approach may result in us obtaining different productivity levels, results of operations and revenues than those historically achieved by Shell.

On October 7, 2004, we unwound interest rate swap agreements entered into in July 2004 to hedge our exposure to changes in interest rates for a portion of the $250.0 million we anticipated issuing in October 2004. We realized a loss of $6.3 million in connection with these hedges. Because the hedges were considered to be effective, all of the realized loss associated with the hedges will be recorded to other comprehensive income and will be amortized over the 12-year life of the notes issued in October 2004.

In addition, on October 7, 2004, we entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016 which were issued in October 2004. The notional amount of this agreement is $100.0 million. Under the terms of the agreement, we will receive 5.7% (the coupon rate on the notes due 2016) and pay LIBOR plus 0.6%. This hedge effectively converts $100.0 million of the fixed-rate debt issued in October 2004 to floating-rate debt. The agreement began on October 7, 2004 and terminates on October 15, 2016, which is the maturity date of the senior notes due 2016. Payments settle in April and October each year with LIBOR set in arrears. During each settlement period we will record the impact of this swap based on our best estimate of LIBOR. Any differences between actual LIBOR determined on the settlement date and our estimate of LIBOR will result in an adjustment to our previously reported interest expense. A 1.0% change in LIBOR would result in an annual adjustment to our interest expense of $1.0 million associated with this hedge.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto. Magellan Midstream Partners, L.P. is a publicly traded limited partnership formed to own, operate and acquire a diversified portfolio of complementary energy assets. We are principally engaged in the transportation, storage and distribution of refined petroleum products. As of September 30, 2004, our three reportable operating segments include:

•	petroleum products pipeline system, which is primarily comprised of our 6,700-mile refined petroleum products pipeline system with 39 terminals;

•	petroleum products terminals, which principally includes our five marine terminal facilities and 29 inland terminals; and

•	ammonia pipeline system, representing our 1,100-mile ammonia pipeline and six associated terminals.

Recent Developments

Pipeline system acquisition- During June 2004, we announced our intention to acquire more than 2,000 miles of refined petroleum products pipeline system assets from affiliates of Shell Oil Products US (“Shell”) subject to customary due diligence and regulatory approvals. In anticipation of the transaction closing, we sold 1.8 million common units during August 2004 to assist with the acquisition funding. We closed the acquisition on October 1, 2004, for a purchase price of approximately $489.7 million. In addition, we paid approximately $30.0 million for inventory related to a third-party supply agreement under which we received a security interest in a related $14.0 million cash collateral account and assumed approximately $25.7 million of existing liabilities. We further anticipate incurring approximately $9.6 million for transaction costs during fourth-quarter 2004.

At the closing, we financed the acquisition with (i) cash on hand of approximately $179.3 million, including net proceeds of approximately $87.3 million from our August 2004 equity offering and net of an escrow payment of approximately $24.6 million to Shell in June 2004, (ii) $300.0 million of borrowings under a short-term acquisition facility and (iii) $50.0 million of borrowings under our revolving credit facility. During October 2004, we issued and sold an additional 2.6 million common units for net proceeds of approximately $138.3 million and $250.0 million of unsecured notes for net proceeds of approximately $247.6 million. The proceeds from the equity and debt offerings were used primarily to repay the borrowings under our short-term acquisition facility and revolving credit facility. The underwriters exercised their over-allotment option associated with the October 2004 equity offering and on November 1, 2004, we issued and sold an additional 0.4 million units. The net proceeds from this sale were approximately $20.8 million, including our general partner’s $0.4 million contribution to maintain its 2% general partner interest, which will be used for general partnership purposes.

After the equity offerings discussed above, Magellan Midstream Holdings, L.P. (“MMH”), the owner of our general partner, owns a 23% interest in us, including its 2% ownership interest through the general partner.

We will account for the pipeline assets acquired from Shell as the acquisition of assets and not of a business for the following reasons: (i) the Shell assets we acquired have not been operated historically as a separate division or subsidiary. Shell operated these assets as part of its more extensive transportation and terminalling and crude oil and refined products operations. As a result, Shell did not maintain complete and separate financial statements for these assets as an independent business unit, (ii) we intend to make significant changes to the assets in the future, including construction of additional connections between the acquired assets and our existing infrastructure, which may result in significant operating differences and revenues generated, and (iii) differences in our operating approach may result in us obtaining different productivity levels, results of operations and revenues than those historically achieved by Shell. Beginning with fourth-quarter 2004, results from the majority of the acquired assets will be reported as part of our petroleum products pipeline system segment.

Distribution - On October 20, 2004, the board of directors of our general partner declared a quarterly cash distribution of $0.89 per unit for the period of July 1 through September 30, 2004. The third-quarter distribution represents a 10% increase over the third-quarter 2003 distribution of $0.81 per unit and a 70% increase since our initial public offering in February 2001. The distribution will be paid on November 12, 2004 to unitholders of record on November 2, 2004.

Results of Operations

We believe that investors benefit from having access to the same financial measures being utilized by management. Operating margin is an important performance measure used by management to evaluate the economic success of our core operations. This measure forms the basis of our internal financial reporting and is used by management in deciding how to allocate capital resources between segments. Operating profit, alternatively, includes expense items, such as depreciation and amortization and general and administrative costs, which management does not consider when evaluating the core profitability of an operation.

Operating margin is not a generally accepted accounting principle (“GAAP”) measure, but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the table below.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2004

	Three Months Ended September 30,
	2003	2004
Financial Highlights (in millions)
Revenues:
Transportation and terminals revenue:
Petroleum products pipeline system	$75.7	$77.7
Petroleum products terminals	18.8	23.1
Ammonia pipeline system	3.3	3.3
Intersegment eliminations	—	(0.1)

Total transportation and terminals revenue	97.8	104.0
Product sales	24.4	54.5

Total revenues	122.2	158.5
Operating expenses, environmental expenses and environmental reimbursements:
Petroleum products pipeline system	36.7	38.1
Petroleum products terminals	9.2	9.3
Ammonia pipeline system	0.9	0.4
Intersegment eliminations	(0.4)	(0.8)

Total operating expenses, environmental expenses and environmental reimbursements	46.4	47.0
Product purchases	21.2	49.6
Equity earnings	—	(0.7)

Operating margin	54.6	62.6
Depreciation and amortization expense	9.0	9.6
Affiliate general and administrative expenses	13.8	13.8

Operating profit	$31.8	$39.2

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped (cents per barrel)	97.9	94.5
Transportation barrels shipped (million barrels)	63.6	66.7
Barrel miles (billions)	19.8	18.2
Petroleum products terminals:
Marine terminal facilities:
Average storage capacity utilized per month (barrels in millions)	14.7	15.8
Throughput (barrels in millions)	6.0	5.8
Inland terminals:
Throughput (barrels in millions)	16.9	27.5
Ammonia pipeline system:
Volume shipped (tons in thousands)	173	171

Transportation and terminals revenues for the three months ended September 30, 2004 were $104.0 million compared to $97.8 million for the three months ended September 30, 2003, an increase of $6.2 million, or 6%. This increase was primarily the result of:

•	an increase in petroleum products pipeline system revenues of $2.0 million, or 3%, primarily due to significantly higher diesel and jet fuel volume shipments during the current period resulting from increased market demand due to the improving U.S. economy. Further, management fee income associated with our operation of the Longhorn and Osage pipelines beginning in 2004 and higher additive and tank lease revenues also contributed to the revenue increase; and

•	an increase in petroleum products terminals revenues of $4.3 million, or 23%, primarily as a result of our acquisition of ownership interests in 14 inland terminals during January 2004 and higher utilization and contract rates at our marine terminals. In addition, revenues at our other inland terminals improved due to increased throughput.

Operating expenses, environmental expenses and environmental reimbursements combined were $47.0 million for the three months ended September 30, 2004 compared to $46.4 million for the three months ended September 30, 2003, an increase of $0.6 million, or 1%. By business segment, this increase was principally the result of:

•	an increase in petroleum products pipeline system expenses of $1.4 million, or 4%, primarily attributable to unfavorable product loss allowances, higher property taxes and increased power costs associated with higher transportation volumes;

•	an increase in petroleum products terminals expenses of $0.1 million, or 1%. The incremental costs associated with the newly acquired ownership interest in 14 inland terminals was principally offset by charges during third-quarter 2003 associated with the retirement of an unused storage tank that was demolished; and

•	a decrease in ammonia pipeline system expenses of $0.5 million, or 56%, primarily due to favorable property tax assessments during the current period.

Revenues from product sales were $54.5 million for the three months ended September 30, 2004, while product purchases were $49.6 million, resulting in a net margin of $4.9 million in 2004. The 2004 net margin represents an increase of $1.7 million compared to a net margin in 2003 of $3.2 million resulting from product sales for the three months ended September 30, 2003 of $24.4 million and product purchases of $21.2 million. The increase primarily resulted from the current quarter sales of product overages during a high pricing environment.

Equity earnings were $0.7 million during the three months ended September 30, 2004 as a result of our acquisition of a 50% interest in Osage pipeline during March 2004.

Depreciation and amortization expense was $9.6 million for the three months ended September 30, 2004 compared to $9.0 million for the three months ended September 30, 2003, an increase of $0.6 million, or 7%, primarily related to the additional depreciation expense associated with assets acquired during the past year.

Affiliate general and administrative (“G&A”) expenses were unchanged between periods. Transition costs associated with our separation from The Williams Companies, Inc. (“Williams”), were $1.1 million during third-quarter 2003, with no transition costs recorded during third-quarter 2004. Higher expense during the current period associated with additional unit awards granted under our long-term incentive plan primarily offset this favorable variance.

Interest expense, net of interest income, for the three months ended September 30, 2004 was $7.7 million compared to $8.7 million for the three months ended September 30, 2003, a decrease of $1.0 million, or 11%. The weighted-average interest rate on our borrowings decreased from 6.3% for third-quarter 2003 to 5.8% for third-quarter 2004, with the average debt outstanding decreasing from $570.0 million during the 2003 period to $552.0 million during 2004. The interest rate and debt balance declined as a result of our May 2004 refinancing plan.

Net income for the three months ended September 30, 2004 was $30.6 million compared to $22.3 million for the three months ended September 30, 2003, an increase of $8.3 million, or 37%. Operating margin increased by $8.0 million, or 15%, primarily due to higher transportation and terminals revenues on our petroleum products pipeline system, incremental operating results associated with our ownership interest in 14 terminals acquired during January 2004 and higher utilization of our marine and other inland terminals. Depreciation and amortization increased by $0.6 million, whereas net interest expense declined by $1.0 million.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2004

	Nine Months Ended September 30,
	2003	2004
Financial Highlights (in millions)
Revenues:
Transportation and terminals revenue:
Petroleum products pipeline system	$212.7	$220.3
Petroleum products terminals	60.1	66.9
Ammonia pipeline system	8.4	9.9
Intersegment eliminations	—	(0.5)

Total transportation and terminals revenue	281.2	296.6
Product sales	68.6	137.2

Total revenues	349.8	433.8
Operating expenses, environmental expenses and environmental reimbursements:
Petroleum products pipeline system	94.0	101.0
Petroleum products terminals	26.1	26.7
Ammonia pipeline system	3.1	2.9
Intersegment eliminations	(0.4)	(2.7)

Total operating expenses, environmental expenses and environmental reimbursements	122.8	127.9
Product purchases	61.0	120.5
Equity earnings	—	(1.0)

Operating margin	166.0	186.4
Depreciation and amortization expense	27.3	28.9
Affiliate general and administrative expenses	40.7	40.2

Operating profit	$98.0	$117.3

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped (cents per barrel)	98.6	97.4
Transportation barrels shipped (million barrels)	175.3	182.1
Barrel miles (billions)	53.1	50.3
Petroleum products terminals:
Marine terminal facilities:
Average storage capacity utilized per month (barrels in millions)	15.3	15.7
Throughput (barrels in millions)	16.4	17.0
Inland terminals:
Throughput (barrels in millions)	45.2	74.1
Ammonia pipeline system:
Volume shipped (tons in thousands)	409	552

Transportation and terminals revenues for the nine months ended September 30, 2004 were $296.6 million compared to $281.2 million for the nine months ended September 30, 2003, an increase of $15.4 million, or 5%. This increase was primarily the result of:

•	an increase in petroleum products pipeline system revenues of $7.6 million, or 4%, primarily due to significantly higher diesel and jet fuel volume shipments during the current period resulting from increased market demand due to the improving U.S. economy. Further, management fee income associated with our operation of the Longhorn and Osage pipelines beginning in 2004 and higher additive and tank lease revenues also contributed to the revenue increase;

•	an increase in petroleum products terminals revenues of $6.8 million, or 11%, primarily due to additional revenues from our recently acquired ownership interest in 14 inland terminals. Further, higher utilization and rates at our marine terminals and increased throughput at our other inland terminals benefited the 2004 period. These favorable items more than offset the $3.0 million of revenue recognized during first-quarter 2003 associated with a settlement received from a former customer related to the early termination of its storage contract at our Galena Park facility; and

•	an increase in ammonia pipeline system revenues of $1.5 million, or 18%, primarily due to significantly increased transportation volumes during the current year. Volumes increased in the current year primarily due to higher farm commodity prices and the implementation of a proportional credit program during late 2003.

Operating expenses, environmental expenses and environmental reimbursements combined were $127.9 million for the nine months ended September 30, 2004 compared to $122.8 million for the nine months ended September 30, 2003, an increase of $5.1 million, or 4%. By business segment, this increase was principally the result of:

•	an increase in petroleum products pipeline system expenses of $7.0 million, or 7%, primarily attributable to unfavorable product loss allowances, higher corporate depreciation that is allocated as an operating expense since third-quarter 2003, increased asset integrity costs and higher insurance expenses. These increases were partially offset by lower employee costs due to a benefits accrual recorded during 2003 associated with Williams’ sale of its interest in us;

•	an increase in petroleum products terminals expenses of $0.6 million, or 2%, primarily due to operating costs associated with the newly acquired ownership interest in 14 inland terminals. Expenses associated with asset retirements were lower in 2004 primarily due to the 2003 retirement of unused storage tanks that were subsequently demolished and lower employee costs due to a benefits accrual recorded during 2003 associated with Williams’ sale of its interest in us;

•	a decrease in ammonia pipeline system expenses of $0.2 million, or 6%, primarily attributable to favorable property tax assessments during 2004 that were partially offset by higher asset integrity costs; and

•	an increase in intersegment eliminations of $2.3 million primarily due to higher allocations of corporate depreciation to the business segments as an operating expense. We did not have depreciable assets recorded at the corporate level until third-quarter 2003.

Revenues from product sales were $137.2 million for the nine months ended September 30, 2004, while product purchases were $120.5 million, resulting in a net margin of $16.7 million in 2004. The 2004 net margin represents an increase of $9.1 million compared to a net margin in 2003 of $7.6 million resulting from product sales for the nine months ended September 30, 2003 of $68.6 million and product purchases of $61.0 million. The increase in 2004 primarily reflects the margin results from our acquisition of the petroleum products management operation during July 2003.

Equity earnings were $1.0 million during the nine months ended September 30, 2004 as a result of our acquisition of a 50% interest in Osage pipeline during March 2004.

Depreciation and amortization expense was $28.9 million for the nine months ended September 30, 2004 compared to $27.3 million for the nine months ended September 30, 2003, an increase of $1.6 million, or 6%, primarily related to the additional depreciation expense associated with assets acquired during the past year.

Affiliate G&A expenses for the nine months ended September 30, 2004 were $40.2 million compared to $40.7 million for the nine months ended September 30, 2003, a decline of $0.5 million, or 1%. This decrease was primarily attributable to the following items:

•	$3.2 million lower incentive compensation expense during 2004, primarily related to an early vesting feature of our equity incentive plan that was triggered during 2003 due to the change in ownership at the time of Williams’ sale of its interest in us; and

•	$3.1 million of transition costs during the 2003 period associated with the separation of our G&A functions from Williams, which principally included a benefits accrual and creation of our stand-alone information technology functions. Comparatively, the 2004 period included $0.8 million of transition costs. We do not anticipate incurring any further transition costs related to our separation from Williams.

The decreases in affiliate G&A expense discussed above were partially offset by the following increases:

•	$2.9 million more of G&A costs during the 2004 period above a cap that will be reimbursed by our general partner. Our general partner provides G&A services to us for an established G&A amount (the cap). The owner of our general partner is responsible for G&A expenses in excess of this cap up to a certain amount. We record total G&A costs, including those costs above the cap amount that are reimbursed by the owner of our general partner, as an expense, and we record the amount in excess of the cap for which we are reimbursed as a capital contribution by our general partner. When our general partner was owned by Williams, we were unable to identify specific costs required to support our operations. As a result, we recorded only the G&A costs under the cap as expense, which reflected our actual cash costs. Due to the change in our organizational structure following Williams’ sale of its interest in us in June 2003, we are now able to clearly identify all G&A costs required to support ourselves; and

•	a $1.9 million increase in the G&A cap, representing our actual cash cost. For the nine months ended September 30, 2004 and 2003, the G&A cap was $30.3 million and $28.4 million, respectively. Based on our agreement with the general partner, the amount of G&A costs we pay increases by an annual 7% escalation as well as additional G&A expenses related to completed acquisitions.

Interest expense, net of interest income, for the nine months ended September 30, 2004 was $23.5 million compared to $25.7 million for the nine months ended September 30, 2003, a decrease of $2.2 million, or 9%. The weighted-average interest rate on our borrowings decreased from 6.3% for the 2003 period to 6.0% in the 2004 period. Our average debt outstanding decreased from $570.0 million during 2003 to $561.5 million during 2004. The interest rate and debt balance declined as a result of our May 2004 refinancing plan.

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

Net income for the nine months ended September 30, 2004 was $74.9 million compared to $70.2 million for the nine months ended September 30, 2003, an increase of $4.7 million, or 7%. Operating margin increased by $20.4 million, or 12%, primarily due to incremental operating results associated with our recent acquisitions and improved utilization of our other assets. Operating margin also improved during the current period due to operating expense transition costs during 2003 associated with Williams’ sale of its interest in us. Depreciation and amortization expense increased by $1.6 million between periods, and G&A costs decreased by $0.5 million. Net interest expense declined by $2.2 million primarily due to our May 2004 debt refinancing, which also resulted in refinancing costs of $16.7 million that were expensed during the current period.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

During the nine months ended September 30, 2004, net cash provided by operating activities exceeded distributions paid and maintenance capital requirements by $55.6 million. The cash distributions paid through the first nine months of 2004 exceeded the minimum quarterly distribution of $0.525 per unit by $37.2 million.

Net cash provided by operating activities was $146.7 million and $96.0 million for the nine months ended September 30, 2004 and 2003, respectively, an increase of $50.7 million. Although net income increased $4.7 million, current period net income included $12.7 million in debt prepayment premium charges and a $1.0 million gain on derivatives associated with our May 2004 refinancing plan. Both the debt prepayment premium and the gain on derivative are classified as financing activities and do not impact cash from operating activities. Also, current period net income included a $5.0 million non-cash charge for the write-off of debt placement fees also associated with our second-quarter 2004 refinancing. The net period-to-period change in components of operating assets and liabilities resulted in an inflow of cash of $29.2 million. The largest factor in this inflow was a $35.0 million cash receipt from Williams in July 2004 in connection with an indemnification settlement agreement. Related to this $35.0 million receipt was an increase in 2004 of associated environmental liabilities. The environmental liability increases were partially offset by $8.6 million of increased cash payments for remediation work completed in 2004. Other than the two items discussed below other changes in components of working capital largely offset each other:

•	a net decrease in other current and noncurrent assets and liabilities of $7.1 million in 2004, versus a net increase in 2003 of $6.6 million. The 2004 net decrease was due primarily to increases in long-term incentive compensation and benefits liabilities of $6.4 million, while the 2003 net increase was due primarily to a decrease in long-term incentive compensation of $4.3 million.

•	an increase in product shortage liability of $10.9 million in 2004, versus no material change in 2003. This fluctuation was largely offset by a decrease in 2004 of $3.4 million in accrued product purchases, versus a $5.0 million increase in 2003.

Net cash used by investing activities for the nine months ended September 30, 2004 and 2003 was $104.3 million and $31.2 million, respectively. During the 2004 period, we increased our ownership interest in 14 petroleum products terminals from 79% to 100% for cash of $25.4 million, acquired a 50% interest in the Osage pipeline for $25.0 million and made a $24.6 million deposit payment in advance of the October 1, 2004 closing date of our Shell pipeline acquisition. We also invested capital to maintain our existing assets. Total maintenance capital spending before reimbursements was $11.2 million and $11.9 million in 2004 and 2003, respectively. Please see Capital Requirements below for further discussion of capital expenditures as well as maintenance capital amounts net of reimbursements.

Financing activities provided net cash of $29.0 million for the nine months ended September 30, 2004, whereas financing activities used $61.2 million for the nine months ended September 30, 2003. The 2004 period primarily benefited from net proceeds associated with our August 2004 sale of equity, which was issued to partially finance the Shell pipeline acquisition in advance of the October 1, 2004 closing. In addition, our refinancing plan in May 2004 resulted in the issuance of additional equity and public debt to refinance a portion of our debt. These 2004 activities were partially offset by cash distributions paid. During 2003, net cash used by financing activities was principally the result of paying cash distributions.

During the nine months ended September 30, 2004, we paid $81.7 million in cash distributions to our unitholders and general partner. The quarterly distribution amount associated with the third quarter of 2004 that we intend to pay during the fourth quarter of 2004 was $0.89 per unit, which equates to a total payment of $34.8 million. Of this distribution payment, $5.6 million, or 16%, will be related to our general partner’s 2% ownership interest and incentive distribution rights. Due to the timing of the October 2004 equity issuance, the common units issued as part of that offering are entitled to receive the distribution associated with third-quarter 2004.

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

During third-quarter 2004, we spent maintenance capital of $4.3 million net of $0.6 million of environmental projects that were covered by the indemnification settlement with Williams, for which the first payment of $35.0 million was received on July 1. Through September 30, 2004, we have spent $9.4 million on maintenance capital related to our operations, net of reimbursable projects. Further, we spent $1.8 million on year-to-date maintenance capital projects for which we were reimbursed, including $1.3 million of environmental projects and $0.5 million associated with our transition from Williams. For 2004, we expect to incur maintenance capital expenditures net of reimbursable projects for our existing businesses of approximately $17.0 million.

In addition to maintenance capital expenditures, we also incur payout capital expenditures at our existing facilities. During third-quarter 2004, we spent $6.2 million for organic growth opportunities. As of September 30, 2004, we have spent $75.0 million on acquisitions and $19.7 million on organic growth projects year to date. Based on projects currently in process, we plan to spend approximately $30.0 million on organic growth payout capital during 2004, exclusive of amounts associated with the Shell pipeline acquisition. We expect to fund our payout capital expenditures, including any acquisitions, from:

•	cash provided by operations;

•	borrowings under the revolving credit facility discussed below and other borrowings or debt issuances; and

•	the issuance of additional common units.

If capital markets do not permit us to issue additional debt and equity, our business may be adversely affected and we may not be able to acquire additional assets and businesses.

Liquidity

During May 2004, we completed a refinancing plan that improved our financial flexibility by providing for the release of the collateral previously securing our debt. This refinancing plan further served to reduce the weighted-average interest rate we incur and lower our outstanding debt balance. As of September 30, 2004, we had $555.6 million of total debt outstanding.

6.45% Notes due 2014. On May 25, 2004, we sold $250.0 million aggregate principal of 6.45% Notes due 2014 in an underwritten public offering. The notes were issued at 99.8% of par for proceeds of $249.5 million before underwriters’ fees and expenses. After underwriters’ fees and expenses, net proceeds were approximately $246.9 million. Including the impact of the amortization of the realized gains on the hedges associated with these notes, the effective interest rate on the notes is 6.3%.

Magellan Pipeline Senior Secured Notes. In connection with the long-term financing of our acquisition of the petroleum products pipeline system, we and our subsidiary, Magellan Pipeline, entered into a note purchase agreement on October 1, 2002. The $480.0 million borrowed under this agreement included Series A and Series B notes. The Series A notes included $178.0 million of borrowings that incurred interest based on the six-month Eurodollar rate plus 4.3%. The Series B notes included $302.0 million of borrowings that incur interest at a weighted-average fixed rate of 7.8%. The maturity date of these notes is October 7, 2007, with scheduled prepayments equal to 5% of the outstanding balance due on both October 7, 2005 and October 7, 2006. Payment of interest and principal is guaranteed by the Partnership. Our membership interests in and the assets of Magellan Pipeline initially secured the debt.

As a result of our May 2004 refinancing, we repaid the $178.0 million outstanding balance of the Series A notes and we incurred $12.7 million of associated prepayment premiums. In addition, in exchange for a $1.9 million payment, the Series B noteholders released the collateral that secured these notes, except for cash deposited monthly by Magellan Pipeline into a cash escrow account in anticipation of semi-annual interest payments. Including the impact of the swap of $250.0 million of the Series B notes from fixed-rate to floating-rate, the weighted average interest rate for the Series A and Series B notes combined was 6.3% for the nine months ended September 30, 2004. The weighted-average interest rate for the Series B notes, including the impact of the interest rate swaps, was 5.6% and 6.8% for the three and nine months ended September 30, 2004.

The note purchase agreement under which these notes were issued, as amended during our May 2004 refinancing, requires Magellan Pipeline to maintain specified ratios of: (i) consolidated debt to EBITDA of no greater than 3.50 to 1.00, and (ii) consolidated EBITDA to interest expense of at least 3.25 to 1.00. It also requires us to maintain specified ratios of: (i) consolidated debt to EBITDA of no greater than 4.50 to 1.00, and (ii) consolidated EBITDA to interest expense of at least 2.50 to 1.00. In addition, the note purchase agreement contains additional covenants that limit Magellan Pipeline’s ability to, among other things, incur additional indebtedness, encumber its assets, make debt or equity investments, make loans or advances, engage in certain transactions with affiliates, merge, consolidate, liquidate or dissolve, sell or lease a material portion of its assets, engage in sale and leaseback transactions and change the nature of its business. We are in compliance with these covenants.

Revolving Credit Facility. In connection with our May 2004 refinancing, we entered into a five-year $125.0 million revolving credit facility, which was subsequently increased to $175.0 million during September 2004. Borrowings under this facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.6% to 1.5% based upon our credit ratings. As of September 30, 2004, $0.7 million of the facility was being used for letters of credit, with no other amounts outstanding.

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

Management uses interest rate derivatives to manage interest rate risk. In conjunction with our existing and anticipated debt instruments, we were engaged in the following derivative transactions as of September 30, 2004:

•	In May 2004, we entered into $250.0 million of pay-floating interest rate swap agreements to hedge against changes in the fair value of a portion of the Magellan Pipeline Series B notes. These agreements effectively change the interest rate on $250.0 million of the Series B notes from a fixed rate of 7.7% to a floating rate of six-month LIBOR plus 3.4%, with LIBOR set in arrears. These swap agreements expire on October 7, 2007, the maturity date of the Magellan Pipeline Series B notes; and

•	In July 2004, we entered into $150.0 million of 12-year forward starting pay-fixed swap agreements to hedge against changes in the benchmark interest rate for a portion of the debt we issued during October 2004 to finance the pending Shell pipeline acquisition. The average rate of the swaps was 5.3%. These hedges were unwound in October 2004 and we realized a loss of $6.3 million. Because these hedges were considered to be effective, all of the realized loss associated with the hedges will be recorded to other comprehensive income and amortized over the 12-year life of the notes issued in October 2004.

Debt-to-Total Capitalization. The ratio of debt-to-total capitalization is a measure frequently used by the financial community to assess the reasonableness of a company’s debt levels compared to its total capitalization, which is calculated by adding total debt and total partners’ capital. Based on the figures shown in our balance sheet, debt-to-total capitalization was 47% at September 30, 2004. Because accounting rules required the acquisition of our petroleum products pipeline system to be recorded at historical book values due to the then affiliate nature of the transaction, the $474.5 million difference between the purchase price and book value at the time of the acquisition was recorded as a decrease to our general partner’s capital account, thus lowering our overall partners’ capital by that amount.

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

Prior to May 2004, Williams provided indemnifications to us for assets we previously acquired from it. The indemnifications primarily related to environmental items for periods during which Williams was the owner of those assets. During May 2004, we entered into an agreement with Williams under which they agreed to pay us $117.5 million to release it from its indemnification obligations. We received $35.0 million from Williams on July 1, 2004 and expect to receive the remaining balance in annual installments of $27.5 million, $20.0 million and $35.0 million in July of 2005, 2006 and 2007, respectively. As of September 30, 2004, known liabilities that would have been covered by these indemnifications were $41.7 million.

In addition, MMH has indemnified us against certain environmental liabilities. At the time of MMH’s purchase of Williams’ ownership in us, MMH assumed Williams’ obligations to indemnify us for $21.9 million of known environmental liabilities. Through September 30, 2004, we have incurred $9.5 million of costs associated with this indemnification obligation, leaving a remaining liability of $12.4 million. Our receivable balance with MMH on September 30, 2004, was $13.9 million.

Other items

Ammonia contracts - We ship ammonia for three customers on our ammonia pipeline system. The transportation agreements we have with these three customers expire at the end of June 2005. Management has no reason to believe that the demand for ammonia transportation will change significantly after the expiration of these contracts.

Director’s intent to resign - During October 2004, Mark G. Papa, an independent director, expressed his intent to resign from our general partner’s board of directors and not stand for election at the next annual meeting of unitholders in April 2005. Due to conflicting time commitments, Mr. Papa will resign at the earlier of the appointment of a replacement candidate or the next annual meeting of unitholders.

Rate regulation - On July 20, 2004, the United States Court of Appeals for the District of Columbia Circuit issued its opinion in BP West Coast Products, LLC v. FERC, which vacated the Federal Energy Regulatory Commission’s (“FERC”) Lakehead policy. Under that policy, the FERC allowed a regulated entity organized as a master limited partnership to include in its cost of service an income tax allowance to the extent that its unitholders, or limited partners, were corporations subject to income tax. Because the court’s ruling on the FERC’s Lakehead policy in BP West Coast Products appears to focus on the facts and record presented to it in that case, it is not clear what impact, if any, the opinion will have on our indexed rates. Moreover, it is not clear what action the FERC will take in response to BP West Coast Products, to what extent such action will be challenged and, if so, whether it will withstand further FERC or judicial review. Nevertheless, a shipper might rely on this decision to challenge our indexed rates and claim that our income tax allowance should be eliminated. If the FERC were to disallow our income tax allowance, it may be somewhat more difficult to justify our indexed rates on a cost-of-service basis. However, because of the relatively small percentage of our unitholders that are corporations, which results in our including only a small income tax allowance in our cost of service, we do not believe that a challenge to our indexed rates based solely on an elimination of our income tax allowance would be likely to succeed.

NEW ACCOUNTING PRONOUNCEMENTS

There were no new standards issued by the Financial Accounting Standards Board or other rate-making bodies during the third quarter of 2004 which had a material impact on our results of operations, financial condition or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risk through changes in commodity prices and interest rates. We do not have foreign exchange risks. We have established policies to monitor and control these market risks.

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk. As of September 30, 2004, we had no variable interest debt outstanding; however, because of certain interest rate swap agreements discussed below we are exposed to $250.0 million of interest rate market risk. If interest rates change by 0.25%, our annual interest expense would change by $0.6 million.

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

There have been substantial changes in our internal controls since December 31, 2003. We have implemented new accounting systems as well as new payroll and benefits systems. In addition, we implemented our own general and administrative functions, including accounting, legal, human resources, treasury, business development and information technology. Additionally, we developed and implemented a code of business conduct, a conflicts of interest policy for members of our general partner’s board of directors and new policies and procedures. We have completed the internal control design documentation and initial operating effectiveness testing of our internal controls as required under Sarbanes-Oxley 404 and have found no material internal control weaknesses.

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

The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

•	price trends and overall demand for natural gas liquids, refined petroleum products, natural gas, oil and ammonia in the United States;

•	weather patterns materially different than historical trends;

•	development of alternative energy sources;

•	changes in demand for storage in our petroleum products terminals;

•	changes in supply patterns for our marine terminals due to geopolitical events;

•	our ability to manage interest rate and commodity price exposures;

•	changes in our tariff rates implemented by the Federal Energy Regulatory Commission and the United States Surface Transportation Board;

•	shut-downs or cutbacks at major refineries, petrochemical plants, ammonia production facilities or other businesses that use or supply our services;

•	changes in the throughput on petroleum products pipelines owned and operated by third parties and connected to our petroleum products terminals or petroleum products pipeline system;

•	loss of one or more of our three customers on our ammonia pipeline system;

•	changes in the federal government’s policy regarding farm subsidies, which could negatively impact the demand for ammonia and reduce the amount of ammonia transported through our ammonia pipeline system;

•	an increase in the competition our operations encounter;

•	the occurrence of an operational hazard or unforeseen interruption for which we are not adequately insured;

•	our ability to integrate any acquired operations into our existing operations;

•	our ability to successfully identify and close strategic acquisitions and expansion projects and make cost saving changes in operations;

•	changes in general economic conditions in the United States;

•	changes in laws and regulations to which we are subject, including tax withholding issues, safety, environmental and employment laws and regulations;

•	the cost and effects of legal and administrative claims and proceedings against us or our subsidiaries;

•	the amount of our indebtedness, which could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds, place us at competitive disadvantages compared to our competitors that have less debt or could have other adverse consequences;

•	the condition of the capital markets and equity markets in the United States;

•	the ability to raise capital in a cost-effective manner;

•	the effect of changes in accounting policies;

•	the potential that internal controls may not be adequate, weaknesses may be discovered or remediation of any identified weaknesses may not be successful and the impact that could have on our unit price;

•	the ability to manage rapid growth;

•	MMH’s ability to perform on their environmental and right-of-way indemnifications to us;

•	Williams’ ability to pay the amounts owed to us under the indemnification settlement;

•	the ability of our general partner to enter into certain agreements which could negatively impact our financial position, results of operations and cash flows;

•	supply disruption; and

•	global and domestic economic repercussions from terrorist activities and the government’s response thereto.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During 2001, the Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act (the “Act”), preliminarily determined that Williams may have systemic problems with petroleum discharges from pipeline operations. That inquiry primarily focused on Magellan Pipeline. The response to the EPA’s information request was submitted during November 2001. In March 2004, we received the EPA’s reply, which indicated that the EPA intends to fine us for as much as $22.0 million for violations under Section 311(b) of the Act associated with spills identified in the EPA’s reply that occurred from March 1999 through January 2004. The EPA further indicated that some of those spills may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, we may incur additional costs associated with these spills if the EPA were to successfully seek and obtain injunctive relief. We have verbally agreed to a response schedule for the releases that occurred from March 1999 through January 2004 and have submitted a response in accordance to that schedule. We have met with the EPA and the DOJ and anticipate negotiating a final settlement with the EPA and the DOJ by the end of 2005. We have evaluated this issue and have accrued a liability based on our best estimates that is less than $22.0 million.

On March 22, 2004, we received a Corrective Action Order (CPF 4-2004-5006) from the Department of Transportation Southwest Region Office of Pipeline Safety (“OPS”) as a result of the OPS’ May 2003 inspection of the Williams Energy Services Integrity Management Program. The Corrective Action Order focused on timing of repairs and temporary pressure reductions upon discovery of anomalies. The OPS preliminarily assessed us with a civil penalty of $105,000. Supplemental information was presented to the OPS at a formal hearing in September 2004. We are awaiting the OPS’ response on this matter.

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

We have notified the Texas Commission on Environmental Quality (“TCEQ”) that we are requesting immunity from civil and administrative penalties under the Texas Environmental Health and Safety Audit Privilege Act (“Audit Act”) for potential violations of TCEQ rules or federal rules related to air emissions for two matters at our Galena Park, Texas terminal. To qualify for immunity under the Audit Act, the violation must have been noted and disclosed as a result of a voluntary environmental audit and must exceed the reasonable inquiry standard required under the EPA Clean Air Act Title V regulations. We believe our environmental audits that led to the two disclosures to TCEQ exceeded the reasonable inquiry standard. However, if TCEQ disagrees in either matter, the immunity provided by the Audit Act would not apply to that matter, which may result in a fine in excess of $100,000 for each matter.

We are a party to various legal actions that have arisen in the ordinary course of our business. We do not believe that the resolution of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 4.1* –	Second Supplemental Indenture dated as of October 15, 2004 between Magellan Midstream Partners, L.P. and SunTrust Bank, as trustee (filed as Exhibit 4.1 to Form 8-K filed October 15, 2004).

Exhibit 10.1 –	First Amendment dated September 9, 2004 to Credit Agreement dated May 25, 2004 among Magellan Midstream Partners, L.P., the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Securities Inc. and Lehman Brothers Inc., as Joint Bookrunners and Lead Arrangers.

Exhibit 10.2 –	Consent and Amendment dated August 30, 2004 to Note Purchase Agreement dated May 25, 2004 among Magellan Pipeline Company, LLC, Magellan Midstream Partners, L.P. and Magellan GP, LLC and each of the Holders thereto.

Exhibit 10.3 –	$300,000,000 Credit Agreement dated as of September 14, 2004 among Magellan Midstream Partners, L.P., as Borrower, the several Lenders from time to time parties thereto, Lehman Brothers Inc., as Arranger, Lehman Commercial Paper Inc., as Syndication Agent and Administrative Agent.

Exhibit 10.4 –	Amendment No. 1 dated September 28, 2004, to the Purchase and Sale Agreement dated June 23, 2004 among Shell Pipeline Company LP, Equilon Enterprises LLC dba Shell Oil Products US and Magellan Midstream Partners, L.P

Exhibit 12.1 –	Ratio of earnings to fixed charges

Exhibit 31.1 –	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

Exhibit 31.2 –	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial and accounting officer.

Exhibit 32.1 –	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

Exhibit 32.2 –	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

*	Each such exhibit has previously been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma, on November 4, 2004.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	Magellan GP, LLC,
its General Partner

/s/ John D. Chandler
John D. Chandler
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
4.1*	Second Supplemental Indenture dated as of October 15, 2004 between Magellan Midstream Partners, L.P. and SunTrust Bank, as trustee (filed as Exhibit 4.1 to Form 8-K filed October 15, 2004).

10.1	First Amendment dated September 9, 2004 to Credit Agreement dated May 25, 2004 among Magellan Midstream Partners, L.P., the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Securities Inc. and Lehman Brothers Inc., as Joint Bookrunners and Lead Arrangers.

10.2	Consent and Amendment dated August 30, 2004 to Note Purchase Agreement dated May 25, 2004 among Magellan Pipeline Company, LLC, Magellan Midstream Partners, L.P. and Magellan GP, LLC and each of the Holders thereto.

10.3	$300,000,000 Credit Agreement dated as of September 14, 2004 among Magellan Midstream Partners, L.P., as Borrower, the several Lenders from time to time parties thereto, Lehman Brothers Inc., as Arranger, Lehman Commercial Paper Inc., as Syndication Agent and Administrative Agent.

10.4	Amendment No. 1 dated September 28, 2004, to the Purchase and Sale Agreement dated June 23, 2004 among Shell Pipeline Company LP, Equilon Enterprises LLC dba Shell Oil Products US and Magellan Midstream Partners, L.P.

12.1	Ratio of earnings to fixed charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial and accounting officer.

32.1	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

32.2	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

*	Each such exhibit has previously been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.