Form 10-Q
period 2005-03-31
MAGELLAN MIDSTREAM PARTNERS LP
filed 2005-05-09
CIK 1126975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 4, 2005, there were outstanding 60,680,928 common units and 5,679,696 subordinated units.

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2005
Transportation and terminals revenues	$88,930	$110,076
Product sales revenues	44,214	148,090
Affiliate management fee revenue	—	167

Total revenues	133,144	258,333
Costs and expenses:
Operating	37,000	44,255
Environmental	24,205	1,200
Environmental reimbursements	(23,415)	—
Product purchases	38,499	131,311
Depreciation and amortization	9,522	12,970
Affiliate general and administrative	12,887	15,126

Total costs and expenses	98,698	204,862
Equity earnings	120	518

Operating profit	34,566	53,989
Interest expense	8,515	12,418
Interest income	(446)	(985)
Debt placement fee amortization	682	732
Other income	—	(299)

Net income	$25,815	$42,123

Allocation of net income:
Limited partners’ interest	$23,874	$35,977
General partner’s interest	1,941	6,146

Net income	$25,815	$42,123

Basic net income per limited partner unit	$0.44	$0.54

Weighted average number of limited partner units outstanding used for basic net income per unit calculation	54,780	66,361

Diluted net income per limited partner unit	$0.44	$0.54

Weighted average number of limited partner units outstanding used for diluted net income per unit calculation	54,872	66,467

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2004	March 31, 2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,833	$123,625
Restricted cash	5,847	11,663
Marketable securities	87,802	12,088
Accounts receivable (less allowance for doubtful accounts of $133 and $105 at December 31, 2004 and March 31, 2005, respectively)	36,054	42,605
Other accounts receivable	19,786	18,677
Affiliate accounts receivable	8,637	7,672
Inventory	43,397	37,087
Other current assets	6,385	9,496

Total current assets	237,741	262,913
Property, plant and equipment, at cost	1,956,884	1,965,424
Less: accumulated depreciation	463,266	472,686

Net property, plant and equipment	1,493,618	1,492,738
Equity investments	25,084	25,252
Long-term affiliate receivables	4,599	3,422
Long-term receivables	8,070	7,899
Goodwill	22,007	22,007
Other intangibles (less accumulated amortization of $2,211 and $2,535 at December 31, 2004 and March 31, 2005, respectively)	10,118	9,794
Debt placement costs (less accumulated amortization of $4,040 and $4,771 at December 31, 2004 and March 31, 2005, respectively)	10,954	10,223
Other noncurrent assets	5,641	2,020

Total assets	$1,817,832	$1,836,268

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$20,394	$25,760
Affiliate accounts payable	497	4,330
Affiliate payroll and benefits	19,275	8,844
Accrued taxes other than income	16,632	15,556
Accrued interest payable	9,860	23,057
Environmental liabilities	33,160	33,755
Deferred revenue	12,958	15,311
Accrued product purchases	17,313	27,628
Accrued product shortages	7,507	7,375
Current portion of long-term debt	15,100	15,100
Other current liabilities	13,308	10,493

Total current liabilities	166,004	187,209
Long-term debt	789,568	783,037
Long-term affiliate payable	6,578	4,395
Long-term affiliate pension and benefits	4,120	5,417
Other deferred liabilities	34,807	35,037
Environmental liabilities	27,646	25,307
Commitments and contingencies
Partners’ capital:
Partners’ capital	791,031	797,735
Accumulated other comprehensive loss	(1,922)	(1,869)

Total partners’ capital	789,109	795,866

Total liabilities and partners’ capital	$1,817,832	$1,836,268

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2005
Operating Activities:
Net income	$25,815	$42,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,522	12,970
Debt placement fee amortization	682	732
Loss on sale and retirement of assets	1,224	451
Earnings in equity investment	(120)	(518)
Distributions from equity investment	—	350
Changes in components of operating assets and liabilities:
Accounts receivable and other accounts receivable	(25,603)	(5,442)
Affiliate accounts receivable	5,843	965
Inventory	3,328	6,310
Accounts payable	(6,988)	5,366
Affiliate accounts payable	240	3,833
Affiliate payroll and benefits	(7,988)	(10,431)
Accrued taxes other than income	(290)	(1,098)
Accrued interest payable	7,843	13,197
Accrued product purchases	(3,694)	10,315
Restricted cash	(8,249)	(5,816)
Current and noncurrent environmental liabilities	20,127	(1,824)
Other current and noncurrent assets and liabilities	(6,135)	(4,768)

Net cash provided by operating activities	15,557	66,715
Investing Activities:
Purchases of marketable securities	—	(50,500)
Sales of marketable securities	—	126,214
Additions to property, plant and equipment	(9,332)	(13,237)
Proceeds from sale of assets	—	19
Equity investments	(25,000)	—
Acquisitions of businesses	(25,415)	—

Net cash provided (used) by investing activities	(59,747)	62,496
Financing Activities:
Distributions paid	(25,800)	(35,478)
Capital contributions by affiliate	2,607	—
Debt placement costs	(100)	—
Other	17	59

Net cash used in financing activities	(23,276)	(35,419)

Change in cash and cash equivalents	(67,466)	93,792
Cash and cash equivalents at beginning of period	111,357	29,833

Cash and cash equivalents at end of period	$43,891	$123,625

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Unless indicated otherwise, the terms “our”, “we”, “us” and similar language refer to Magellan Midstream Partners, L.P. together with our subsidiaries. Magellan Midstream Partners, L.P. is a Delaware master limited partnership. Magellan GP, LLC, a Delaware limited liability company, serves as our general partner and owns a 2% general partner interest. Magellan GP, LLC is a wholly-owned subsidiary of Magellan Midstream Holdings, L.P. (“MMH”), a Delaware limited partnership principally owned by Madison Dearborn Capital Partners IV, L.P. and Carlyle/Riverstone Global Energy and Power Fund II, L.P. Magellan GP, LLC has contracted with MMH to perform all management and operating functions required for our operations.

We operate and report in three business segments: the petroleum products pipeline system, the petroleum products terminals and the ammonia pipeline system. Our reportable segments offer different products and services and are managed separately because each requires different business strategies.

In the opinion of management, the accompanying consolidated financial statements of Magellan Midstream Partners, L.P., which are unaudited except for the consolidated balance sheet as of December 31, 2004, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2005, and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005. Certain amounts in the financial statements for 2004 have been reclassified to conform to the current period’s presentation.

In March 2005, the board of directors of our general partner approved a two-for-one split of our units, effective April 12, 2005. According to the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings Per Share”, we have retroactively changed the number of our units and the per unit and distribution amounts to give effect for this two-for-one split for all periods presented in this report.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

2. Allocation of Net Income

The allocation of net income between our general partner and the limited partners is as follows (in thousands):

	Three Months Ended March 31,
	2004	2005
Allocation of net income to General Partner:
Net income	$25,815	$42,123
Charges direct to General Partner:
Transition charges	628	—
Reimbursable general and administrative costs	1,137	1,043
Previously indemnified environmental charges	—	461
Depreciation charges associated with previously indemnified capital costs	—	5

Total direct charges to General Partner	1,765	1,509

Income before direct charges to General Partner	27,580	43,632
General Partner’s share of distributions	13.44%	17.54%

General Partner’s allocated share of net income before direct charges	3,706	7,655
Direct charges to General Partner	(1,765)	(1,509)

Net income allocated to General Partner	$1,941	$6,146

Net income	$25,815	$42,123
Less: net income allocated to General Partner	1,941	6,146

Net income allocated to limited partners	$23,874	$35,977

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 17, 2003, The Williams Companies, Inc. (“Williams”) sold all of the limited partner units it owned in us and its membership interests in our general partner to MMH. The transition charges of $0.6 million incurred during the three months ended March 31, 2004 represent our costs for transitioning from Williams in excess of the amount we were contractually required to pay. We recorded these excess transition costs as a capital contribution. Charges in excess of the general and administrative (“G&A”) expense cap were $1.1 million and $1.0 million for the three months ended March 31, 2004 and 2005, respectively. These amounts represent G&A expenses charged against our income during each respective period for which we either have been or will be reimbursed by our general partner under the terms of the new omnibus agreement. Consequently, these amounts have been charged directly against our general partner’s allocation of net income. We record these reimbursements by our general partner as a capital contribution. During 2004, we and our general partner entered into an agreement with Williams to settle Williams’ indemnification obligations to us (see Note 11—Commitments and Contingencies). Following this settlement, the expenses associated with these previously indemnified costs have been charged directly to our general partner. We believe we will collect the full amount of the indemnification settlement from Williams and accordingly will continue to allocate amounts associated with previously indemnified costs to our general partner.

3. Comprehensive Income

The difference between net income and comprehensive income is the result of net losses on interest rate swaps, gains on treasury locks and the amortization of gains/losses on derivative transactions. For information on gains/losses on interest rate swaps and treasury locks, see Note 10 – Derivative Financial Instruments. Comprehensive income is as follows (in thousands):

	Three Months Ended March 31,
	2004	2005
Net income	$25,815	$42,123
Change in fair value of interest rate swaps	(3,394)	—
Amortization of net loss on cash flow hedges	50	53

Other comprehensive income (loss)	(3,344)	53

Comprehensive income	$22,471	$42,176

4. Segment Disclosures

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

The non-generally accepted accounting principle measure of operating margin (in the aggregate and by segment) is presented in the following tables. The components of operating margin are computed by using amounts that are determined in accordance with generally accepted accounting principles (“GAAP”). A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the tables below. Management believes that investors benefit from having access to the same financial measures they use to evaluate performance. Operating margin is an important performance measure of the economic performance of our core operations. This measure forms the basis of our internal financial reporting and is used by management in deciding how to allocate capital resources between segments. Operating profit, alternatively, includes expense items, such as depreciation and amortization and G&A costs that management does not consider when evaluating the core profitability of an operation.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31, 2004
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Eliminations	Total
Transportation and terminals revenues	$64,636	$20,835	$3,600	$(141)	$88,930
Product sales revenues	42,185	2,029	—	—	44,214

Total revenues	106,821	22,864	3,600	(141)	133,144
Operating expenses	28,456	8,359	981	(796)	37,000
Environmental	23,888	150	167	—	24,205
Environmental reimbursements	(23,104)	(150)	(161)	—	(23,415)
Product purchases	37,375	1,124	—	—	38,499
Equity earnings	(120)	—	—	—	(120)

Operating margin	40,326	13,381	2,613	655	56,975
Depreciation and amortization	5,506	3,158	203	655	9,522
Affiliate G&A expenses	9,013	3,292	582	—	12,887

Segment profit	$25,807	$6,931	$1,828	$—	$34,566

	Three Months Ended March 31, 2005
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Eliminations	Total
Transportation and terminals revenues	$82,655	$25,510	$2,701	$(790)	$110,076
Product sales revenues	145,420	2,670	—	—	148,090
Affiliate management fee revenue	167	—	—	—	167

Total revenues	228,242	28,180	2,701	(790)	258,333
Operating expenses	35,129	9,182	1,402	(1,458)	44,255
Environmental	842	38	320	—	1,200
Product purchases	130,125	1,311	—	(125)	131,311
Equity earnings	(518)	—	—	—	(518)

Operating margin	62,664	17,649	979	793	82,085
Depreciation and amortization	8,394	3,601	182	793	12,970
Affiliate G&A expenses	11,059	3,522	545	—	15,126

Segment profit	$43,211	$10,526	$252	$—	$53,989

5. Related Party Disclosures

Affiliate Entity Transactions

In 2003, we entered into a services agreement with MMH pursuant to which MMH agreed to provide our operations and G&A services. We pay MMH for those costs and MMH reimburses us for G&A expenses in excess of a G&A cap as defined in the new omnibus agreement. The amount of G&A costs reimbursed by MMH to us were $1.1 million and $1.0 million for the three months ended March 31, 2004 and 2005, respectively. The following table summarizes allocated operating and G&A costs from MMH to us. These amounts are reflected in the cost and expenses in the accompanying consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2004	2005
MMH—allocated operating expenses	$13,374	$15,819
MMH—allocated G&A expenses	$12,887	$15,126

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, MMH has indemnified us against certain environmental costs (See Note 11 – Commitments and Contingencies for discussion of this issue). Accounts receivable from MMH associated with this indemnification were $11.5 million and $10.3 million at December 31, 2004 and March 31, 2005, respectively, and are included with the affiliate and long-term affiliate accounts receivable in the consolidated balance sheets.

In March 2004, we acquired a 50% ownership interest in Osage Pipe Line Company, LLC (“Osage Pipeline”) and in April 2004, we began operating the Osage pipeline for which we are paid a fee. During the three months ended March 31, 2005, we received $0.2 million from Osage Pipeline for operating fees, which we reported as affiliate management fee revenues.

Other Related Party Transactions

MMH is partially owned by an affiliate of the Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“Carlyle/Riverstone Fund”). Our general partner’s eight-member board of directors includes Messieurs N. John Lancaster, Jr. and Jim H. Derryberry who are nominees of the Carlyle/Riverstone Fund. On January 25, 2005, the Carlyle/Riverstone Fund, through affiliates, acquired an interest in the general partner of SemGroup, L.P. (“SemGroup”) and limited partner interests in SemGroup. The Carlyle/Riverstone Fund’s total combined general and limited partner interest in SemGroup is approximately 30%. Three of the members of SemGroup’s general partner’s nine-member board of directors are nominees of the Carlyle/Riverstone Fund. We are a party to a number of transactions with SemGroup and its affiliates, and for the period from January 25, 2005 through March 31, 2005, these transactions consisted of the purchase of petroleum products of $19.8 million, the sale of petroleum products $25.8 million, revenues from terminalling and other services of $1.2 million, revenues from leased storage tanks of $0.4 million and lease storage tank expenses of $0.2 million. Additionally, we provide common carrier transportation services to SemGroup.

The Carlyle/Riverstone Fund also has an ownership interest in the general partner of Buckeye Partners, L.P. (“Buckeye”). During the three months ended March 31, 2005, our operating expenses included $0.3 million of costs we incurred with Norco Pipe Line Company, LLC, which is a subsidiary of Buckeye.

The board of directors of our general partner has adopted a policy to address board of director conflicts of interests. In compliance with this policy, the Carlyle/Riverstone Fund has adopted procedures internally to assure that our proprietary and confidential information is protected from disclosure. As part of these procedures, the Carlyle/Riverstone Fund has agreed that no individual representing them will serve at the same time on our general partner’s board of directors and on the general partner’s board of directors for SemGroup or Buckeye.

6. Inventories

Inventories at December 31, 2004 and March 31, 2005 were as follows (in thousands):

	December 31, 2004	March 31, 2005
Refined petroleum products	$28,694	$14,509
Natural gas liquids	12,682	20,374
Additives	1,632	1,815
Other	389	389

Total inventories	$43,397	$37,087

7. Equity Investment

Effective March 2, 2004, we acquired a 50% ownership in Osage Pipeline for $25.0 million. The remaining 50% interest is owned by National Cooperative Refining Association (“NCRA”). Our agreement with NCRA calls for equal sharing of Osage Pipeline’s net income.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We use the equity method to account for this investment. Summarized financial information for Osage Pipeline from the acquisition date (March 2, 2004) through March 31, 2004 and for the three months ended March 31, 2005 is presented below (in thousands):

	March 2, 2004 Through March 31, 2004	Three Months Ended March 31, 2005
Revenues	$658	$2,342
Net income	$240	$1,368

The condensed balance sheet for Osage Pipeline as of December 31, 2004 and March 31, 2005 is presented below (in thousands):

	December 31, 2004	March 31, 2005
Current assets	$3,278	$4,193
Noncurrent assets	$5,006	$4,892
Current liabilities	$351	$484
Members’ equity	$7,933	$8,601

A summary of our equity investment in Osage Pipeline is as follows (in thousands):

	March 2, 2004 Through March 31, 2004	Three Months Ended March 31, 2005
Initial investment / investment at beginning of period	$25,000	$25,084
Earnings in equity investment:
Proportionate share of earnings	120	684
Amortization of excess investment	—	(166)

Net earnings in equity investment	120	518
Cash distributions	—	(350)

Equity investment at end of period	$25,120	$25,252

Our initial investment in Osage Pipeline included an excess net investment amount of $21.7 million, which is being amortized over the average asset lives of Osage Pipeline. Excess investment is the amount by which our initial investment exceeded our proportionate share of the book value of the net assets of the investment.

8. Employee Benefit Plans

MMH sponsors a pension plan for union employees, a pension plan for non-union employees and a post-retirement benefit plan for selected employees. The following table presents our recognition of net periodic benefit costs related to these plans during the three months ended March 31, 2004 and 2005 (in thousands):

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2005
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of Net Periodic Benefit Costs:
Service cost	$925	$103	$1,271	$86
Interest cost	427	221	498	186
Expected return on plan assets	(409)	—	(451)	—
Amortization of prior service cost	112	582	169	450

Net periodic benefit cost	$1,055	$906	$1,487	$722

We anticipate contributing a total of $4.6 million and $0.1 million for the pension and other post-retirement benefit plans, respectively, for the 2005 plan year. Through March 31, 2005, a total of $1.1 million had been contributed for the pension plans.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Debt

Debt at December 31, 2004 and March 31, 2005 was as follows (in thousands):

	December 31, 2004	March 31, 2005
Magellan Pipeline Notes:
Long-term portion	$289,574	$284,916
Current portion	15,100	15,100

Total Magellan Pipeline Notes	304,674	300,016
6.45% Notes due 2014	250,292	249,516
5.65% Notes due 2016	249,702	248,605

Total debt	$804,668	$798,137

5.65% Notes due 2016

On October 7, 2004, we issued $250.0 million of senior notes due 2016. The notes were issued for the discounted price of 99.9%, or $249.7 million. Including the impact of hedges associated with these notes (see Note 10–Derivative Financial Instruments), the effective interest rate of these notes during the three months ended March 31, 2005 was 5.3%. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2005. The discount on the notes is being accreted over the life of the notes.

6.45% Notes due 2014

On May 25, 2004, we sold $250.0 million aggregate principal of 6.45% notes due June 1, 2014 in an underwritten public offering. The notes were issued for the discounted price of 99.8%, or $249.5 million. Including the impact of the amortization of the realized gains on the interest hedges associated with these notes (see Note 10–Derivative Financial Instruments), the effective interest rate of these notes during the three months ended March 31, 2005 was 6.4%. Interest is payable semi-annually in arrears on June 1 and December 1 of each year. The discount on the notes is being accreted over the life of the notes.

May 2004 Revolving Credit Facility

In May 2004, we entered into a five-year $125.0 million revolving credit facility with a syndicate of banks. In September 2004, we increased the facility to $175.0 million. As of March 31, 2005, $1.1 million of the facility was being used for letters of credit, which are not reflected as debt on our balance sheet, with no other amounts outstanding. Borrowings under this revolving credit facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.6% to 1.5% based on our credit ratings.

Magellan Pipeline Notes

During October 2002, Magellan Pipeline entered into a private placement debt agreement with a group of financial institutions for $178.0 million of floating rate Series A Senior Secured Notes and $302.0 million of fixed rate Series B Senior Secured Notes. Both notes were secured with our membership interest in and assets of Magellan Pipeline until May 2004, at which time, the $178.0 million outstanding balance of the floating rate Series A Senior Secured Notes was repaid. In addition, the fixed rate Series B noteholders released the collateral which secured those notes except for cash deposited in an escrow account in anticipation of semi-annual interest payments on the Magellan Pipeline notes. The maturity date of the Series B senior notes is October 7, 2007; however, we will be required on each of October 7, 2005 and October 7, 2006, to repay 5.0% of the principal amount outstanding on those dates. The outstanding principal amount of the Series B senior notes at March 31, 2005 was $302.0 million; however, the recorded amount was decreased by $2.0 million for the change in the fair value of the debt from May 25, 2004 through March 31, 2005 in connection with the associated fair value hedge (see Note 10–Derivative Financial Instruments). The interest rate of the Series B senior notes is fixed at 7.7%. However, including the impact of the associated fair value hedge, which effectively swaps $250.0 million of the fixed-rate Series B senior notes to floating-rate debt (see Note 10–Derivative Financial Instruments), the weighted-average interest rate for the Series B senior notes was 7.1% for the three months ended March 31, 2005. The weighted-average interest rate for the Series A and Series B senior notes combined (including the impact of the associated hedge) for the three months ended March 31, 2004 was 6.9%.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deposits for interest due the lenders are made to a cash escrow account and were reflected as restricted cash on our consolidated balance sheets of $5.8 million and $11.7 million at December 31, 2004 and March 31, 2005, respectively.

10. Derivative Financial Instruments

We use interest rate derivatives to help us manage interest rate risk. In conjunction with our existing debt instruments, we have executed the following derivative transactions:

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

In February 2004, we entered into certain interest rate swap agreements to hedge our exposure to changes in interest rates for a portion of the debt we anticipated refinancing related to our Magellan Pipeline senior notes and in April 2004, we entered into certain treasury lock transactions to hedge our exposure against interest rate increases for a portion of the $250.0 million of 10-year notes we issued in May 2004. During May 2004, we unwound both the interest rate swap agreements and the treasury lock transactions and realized a gain of $6.1 million. Because the combined notional amounts of the interest rate swap agreements and the treasury locks exceeded the total amount of debt issued, a portion of the gain was ineffective and $1.0 million was recorded as a gain on derivative. The other $5.1 million gain realized on these transactions, was recorded to other comprehensive income and is being amortized over the 10-year life of the notes issued during May 2004.

During May 2004, we entered into certain interest rate swap agreements to hedge against changes in the fair value of a portion of the Magellan Pipeline senior notes. We have accounted for these interest rate hedges as fair value hedges. The notional amounts of the interest rate swap agreements total $250.0 million. Under the terms of the interest rate swap agreements, we receive 7.7% (the weighted-average interest rate of the outstanding Magellan Pipeline senior notes) and pay LIBOR plus 3.4%. These hedges effectively convert $250.0 million of our fixed-rate debt to floating-rate debt. The interest rate swap agreements began on May 25, 2004 and expire on October 7, 2007, the maturity date of the Magellan Pipeline senior notes. Payments settle in April and October each year with LIBOR set in arrears. During each settlement period we will record the impact of this swap based on our best estimate of LIBOR. Any differences between actual LIBOR determined on the settlement date and our estimate of LIBOR will result in an adjustment to our interest expense. A 1.0% change in LIBOR would result in an annual adjustment to our interest expense associated with this hedge of $2.5 million. The fair value of the instruments associated with this hedge at December 31, 2004 and March 31, 2005 was $2.7 million and $(2.0) million, respectively. The fair value of these instruments at December 31, 2004 was recorded to other noncurrent assets and long-term debt and to other noncurrent liabilities and long-term debt at March 31, 2005.

In July 2004, we entered into certain forward starting swaps to hedge our exposure to changes in interest rates for a portion of the $250.0 million of senior notes we anticipated issuing during October 2004. On October 7, 2004, the date we issued $250.0 million of notes due 2016, we unwound these hedges and realized a loss of $6.3 million. Because the hedges were considered to be effective, all of the realized loss associated with the hedges was recorded to other comprehensive income and is being amortized over the 12-year life of the notes issued in October 2004.

In October 2004, we entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016 which were issued in October 2004. The notional amount of this agreement is $100.0 million and effectively converts $100.0 million of our 5.65% fixed-rate senior notes issued in October 2004 to floating-rate debt. Under the terms of the agreement, we receive the 5.65% fixed rate of the notes and pay LIBOR plus 0.6%. The agreement began on October 7, 2004 and terminates on October 15, 2016, which is the maturity date of these senior notes. Payments settle in April and October each year with LIBOR set in arrears. During each settlement period we will record the impact of this swap based on our best estimate of LIBOR. Any differences between actual LIBOR determined on the settlement date and our estimate of LIBOR will result in an adjustment to our interest expense. A 1.0% change in LIBOR would result in an annual adjustment to our interest expense of $1.0 million associated with this hedge. The fair value of this hedge at December 31, 2004 and March 31, 2005, was $0.8 million and $(1.1) million, respectively. The fair value of this instrument at December 31, 2004 was recorded to other noncurrent assets and long-term debt and to other noncurrent liabilities and long-term debt at March 31, 2005.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Commitments and Contingencies

Estimated liabilities for environmental costs were $60.8 million and $59.1 million at December 31, 2004 and March 31, 2005, respectively. These estimates are provided on an undiscounted basis and have been classified as current or noncurrent based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental remediation liabilities will be paid over the next ten years. Included in our environmental liabilities are the Environmental Protection Agency (“EPA”) and Shawnee, Kansas Spill issues discussed below:

EPA Issue - In July 2001, the EPA, pursuant to Section 308 of the Clean Water Act (the “Act”) served an information request to Williams based on a preliminary determination that Williams may have systematic problems with petroleum discharges from pipeline operations. That inquiry primarily focused on Magellan Pipeline, which we subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, we received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those spills may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, we may incur additional costs associated with these spills if the EPA were to successfully seek and obtain injunctive relief. We have verbally agreed to a response schedule for the 32 releases and have submitted a response in accordance to that schedule. We have met with the EPA and the DOJ and anticipate negotiating a final settlement with both agencies by the end of 2005. We have evaluated this issue and have accrued an amount based on our best estimates that is less than $22.0 million.

Shawnee, Kansas Spill - During the fourth quarter of 2003 we experienced a line break and product spill on our petroleum products pipeline near Shawnee, Kansas. As of March 31, 2005, we estimated the total costs associated with this spill to be $9.6 million. We have spent $8.6 million on remediation at this site, leaving a remaining liability on our balance sheet at March 31, 2005 of $1.0 million. At December 31, 2004 and March 31, 2005, we had recorded a receivable from our insurance carrier of $7.4 million and $6.9 million, respectively, related to this spill.

Williams Environmental Indemnifications and Settlement - Prior to May 27, 2004, Williams had agreed to indemnify us against certain environmental losses, among other things, associated with assets that Williams contributed to us at the time of our initial public offering or which we acquired from Williams after the initial public offering. In May 2004, our general partner entered into an agreement with Williams under which Williams agreed to pay us $117.5 million to release Williams from these indemnifications. We received $35.0 million from Williams on July 1, 2004 and expect to receive installment payments from Williams of $27.5 million, $20.0 million and $35.0 million on July 1, 2005, 2006 and 2007, respectively. While the settlement agreement releases Williams from its environmental and certain other indemnifications, certain indemnifications remain in effect. These remaining indemnifications cover:

•	Issues involving employee benefits matters;

•	Issues involving rights of way, easements and real property, including asset titles; and

•	Unlimited losses and damages related to tax liabilities.

As of December 31, 2004 and March 31, 2005, known liabilities that would have been covered by Williams’ previous indemnity agreements were $40.8 million and $40.3 million, respectively. Of the $117.5 million settlement amount with Williams, we have spent $9.1 million of these funds for indemnified matters, including $3.3 million of capital costs.

MMH Indemnifications – In June 2003, at the time MMH acquired our general partner interest, MMH assumed obligations to indemnify us for $21.9 million of known environmental liabilities. To the extent the claims against MMH are less than $21.9 million, MMH will pay to Williams the remaining difference between $21.9 million and the indemnity claims paid by MMH. Recorded liabilities associated with these indemnifications were $10.4 million and $9.6 million at December 31, 2004 and March 31, 2005, respectively.

Other Indemnifications - In conjunction with the 1999 acquisition of our Gulf Coast marine terminals from Amerada Hess Corporation (“Hess”), Hess represented that it had disclosed to us all suits, actions, claims, arbitrations, administrative, governmental investigation or other legal proceedings pending or threatened, against or related to the assets we acquired, which arise under environmental law. Our agreement with Hess provided that in the event that any pre-acquisition releases of hazardous substances at the Corpus Christi and Galena Park, Texas and Marrero, Louisiana marine terminal facilities were unknown at closing but subsequently identified by us prior to July 30, 2004, we would be liable for the first $2.5 million of environmental liabilities, Hess

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would be liable for the next $12.5 million of losses and we would assume responsibility for any losses in excess of $15.0 million. Also, Hess agreed to indemnify us through July 30, 2014 against all known and required environmental remediation costs at the Corpus Christi and Galena Park, Texas marine terminal facilities from any matters related to pre-acquisition actions. Hess has further indemnified us for certain pre-acquisition fines and claims that may be imposed or asserted against us under certain environmental laws. We filed claims with Hess associated with their indemnifications to us totaling $1.9 million. Our claims stated that remediation expenditures beyond our $1.9 million claim may be necessary and that our claims would be increased for any expenditures required beyond this amount. We are currently in the process of negotiating a settlement of these claims with Hess.

Environmental Receivables - Environmental receivables from MMH at December 31, 2004 and March 31, 2005 were $11.5 million and $10.3 million, respectively. Environmental receivables from insurance carriers were $7.4 million and $6.9 million at December 31, 2004 and March 31, 2005, respectively. We invoice MMH and third-party insurance companies for reimbursement as environmental remediation work is performed.

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

12. Long-Term Incentive Plan

In February 2001, our general partner adopted the Williams Energy Partners’ Long-Term Incentive Plan, which was amended and restated on February 3, 2003, on July 22, 2003, and on February 3, 2004, for employees who perform services for us and directors of our general partner. The Long-Term Incentive Plan consists of two components: phantom units and unit options. The Long-Term Incentive Plan permits the grant of awards covering an aggregate of 1.4 million common units. The Compensation Committee of our general partner’s Board of Directors administers the Long-Term Incentive Plan.

In February 2003, our general partner granted 105,650 phantom units pursuant to the Long-Term Incentive Plan. The actual number of units that will be awarded under this grant are based on certain performance metrics, which we determined at the end of 2003, and a personal performance component that will be determined at the end of 2005, with vesting to occur at that time. These units are subject to forfeiture if employment is terminated prior to the vesting date. These awards do not have an early vesting feature except under certain circumstances. During 2003, we increased the associated accrual to an expected payout of 190,542 units with further adjustments to the expected unit payouts during 2004 and 2005 for employee terminations and retirements. Accordingly, we recorded incentive compensation expense of $0.6 million and $0.7 million associated with these phantom awards during the three months ended March 31, 2004 and 2005, respectively. The value of the 180,602 phantom unit awards being accrued for at March 31, 2005 was $5.5 million.

Following the change in control of our general partner in June 2003, the board of directors of our general partner made the following grants to certain employees who became dedicated to providing services to us:

•	In October 2003, our general partner granted 21,280 phantom units pursuant to the Long-Term Incentive Plan. Of these awards, 9,700 units vested on December 31, 2003, 940 units vested on July 31, 2004 and 9,700 units vested on December 31, 2004. The remaining 940 units will vest on July 31, 2005. There are no performance metrics associated with these awards and the payouts cannot exceed the face amount of the units awarded. These units are subject to forfeiture if employment is terminated prior to the vesting date. These awards do not have an early vesting feature except under certain circumstances. We recorded $0.1 million and less than $0.1 million of compensation expense associated with these awards during the three months ended March 31, 2004 and 2005, respectively. The value of the 940 unvested awards at March 31, 2005 was less than $0.1 million.

•	On January 2, 2004, our general partner granted 21,712 phantom units pursuant to the Long-Term Incentive Plan. Of these awards, 10,866 units vested on July 31, 2004 and 10,846 units will vest on July 31, 2005. There are no performance metrics associated with these awards and the payouts cannot exceed the face amount of the units awarded. These units are subject to forfeiture if employment is terminated prior to the vesting date. These awards do not have an early vesting

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

feature except under certain circumstances. We recorded $0.2 million and less than $0.1 million of compensation expense associated with these awards during the three months ended March 31, 2004 and 2005, respectively. The value of the 10,846 unvested awards at March 31, 2005 was $0.3 million.

In February 2004, our general partner granted 159,024 phantom units pursuant to the Long-Term Incentive Plan. The actual number of units that will be awarded under this grant are based on the attainment of short-term and long-term performance metrics. The number of phantom units that could ultimately be issued under this award ranges from zero units up to a total of 318,048 units; however, the awards are also subject to personal and other performance components which could increase or decrease the number of units to be paid out by as much as 40%. The units will vest at the end of 2006. These units are subject to forfeiture if employment is terminated for any reason other than for retirement, death or disability prior to the vesting date. If an award recipient retires, dies or becomes disabled prior to the end of the vesting period, the recipient’s grant will be prorated based upon the completed months of employment during the vesting period and the award will be paid at the end of the vesting period. These awards do not have an early vesting feature except under certain circumstances. During 2004 we increased our estimate of the number of units that will be awarded under this grant to 289,626 based on the attainment of higher-than-standard short-term performance metrics and the probability of attaining higher than standard on the long-term performance metrics. During the first quarter of 2005, we further increased our estimate of the units that will vest under this award to 290,692. We recognized $0.4 million and $0.9 million of compensation expense during the three months ended March 31, 2004 and 2005, respectively, associated with these awards. The value of the 290,692 unit awards on March 31, 2005 was $8.9 million.

In February 2005, our general partner granted 160,640 phantom units pursuant to the Long-Term Incentive Plan. The actual number of units that will be awarded under this grant are based on the attainment of long-term performance metrics. The number of phantom units that could ultimately be issued under this award ranges from zero units up to a total of 321,280 units; however, the awards are also subject to personal and other performance components which could increase or decrease the number of units to be paid out by as much as 20%. The units will vest at the end of 2007. These units are subject to forfeiture if employment is terminated for any reason other than for retirement, death or disability prior to the vesting date. If an award recipient retires, dies or becomes disabled prior to the end of the vesting period, the recipient’s grant will be prorated based upon the completed months of employment during the vesting period and the award will be paid at the end of the vesting period. These awards do not have an early vesting feature except under certain circumstances. We recognized $0.4 million of compensation expense during the three months ended March 31, 2005, associated with these awards. The value of the 160,640 unit awards on March 31, 2005 was $4.9 million.

Our equity-based incentive compensation costs for the three months ended March 31, 2004 and 2005 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2004	2005
2003 awards	$587	$683
October 2003 awards	79	3
January 2004 awards	160	44
2004 awards	364	878
2005 awards	—	414

Total	$1,190	$2,022

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Distributions

We paid the following distributions during 2004 and 2005 (in thousands, except per unit amounts):

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Common Units	Subordinated Units	General Partner	Total Cash Distribution
02/13/04	$0.41500	$18,020	$4,714	$3,066	$25,800
05/14/04	0.42500	19,661	3,621	3,613	26,895
08/13/04	0.43500	20,994	3,706	4,313	29,013
11/12/04	0.44500	25,739	3,791	5,705	35,235

Total	$1.72000	$84,414	$15,832	$16,697	$116,943

02/14/05	$0.45625	$26,390	$3,887	$5,201	$35,478
05/13/05 (a)	0.48000	29,127	2,726	6,778	38,631

Total	$0.93625	$55,517	$6,613	$11,979	$74,109

(a)	Our general partner declared this cash distribution on April 21, 2005 to be paid on May 13, 2005, to unitholders of record at the close of business on May 5, 2005.

14. Net Income Per Unit

The following table provides details of the basic and diluted net income per unit computations (in thousands, except per unit amounts):

	For The Three Months Ended March 31, 2004
	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic net income per limited partner unit	$23,874	54,780	$0.44
Effect of dilutive restricted unit grants	—	92	—

Diluted net income per limited partner unit	$23,874	54,872	$0.44

	For The Three Months Ended March 31, 2005
	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic net income per limited partner unit	$35,977	66,361	$0.54
Effect of dilutive restricted unit grants	—	106	—

Diluted net income per limited partner unit	$35,977	66,467	$0.54

Units reported as dilutive securities are related to phantom unit grants (see Note 12 – Long-Term Incentive Plan).

15. Partners’ Capital

On December 31, 2004, MMH owned 5,471,082 common units, 8,519,542 subordinated units and all of our general partner interest, representing a combined ownership interest in us of 23%. In January 2005, MMH sold 5,471,082 common units to the public. On February 8, 2005, one day after our quarterly cash distribution record date, 2,839,846 of the subordinated units owned by MMH converted into common units as provided in our partnership agreement. In February 2005, MMH sold 450,288 common units to the public. As of March 31, 2005, MMH owned 2,389,558 common units, 5,679,696 subordinated units and all of our general partner interest, representing a combined ownership interest in us of 14%.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Subsequent Events

On April 11, 2005, MMH entered into an agreement to sell 5,679,696 subordinated units representing limited partner interests in us in a privately negotiated transaction. That sale closed on April 13, 2005. Following this sale, MMH’s ownership interest in us, including their general partner interest, decreased from 14% to 6%. Upon consummation of this sale, we believe that more than 50% of the total interests in our capital and profits have been sold or exchanged over the past 12-month period due to the trading activity of our limited partner units. Because of this, we will be considered to have been terminated for federal income tax purposes and immediately reconstituted as a partnership. Among other things, a termination will cause a significant reduction in the amount of depreciation deductions allocable to unitholders in 2005. As a result, we estimate that unitholders will be allocated an increased amount of federal taxable income for the 2005 tax year as a percentage of cash distributed to the unitholders.

On April 12, 2005, we completed a two-for-one split of our limited partner units, and holders of record at the close of business on April 5, 2005 received one additional limited partner unit for each limited partner unit owned on that date.

On April 21, 2005, our general partner declared a quarterly distribution of $0.48 per unit to be paid on May 13, 2005, to unitholders of record at the close of business on May 5, 2005 (see Note 13—Distributions for details).

Effective April 21, 2005, Mark G. Papa, an independent director, resigned from our general partner’s audit committee and board of directors due to conflicting time commitments. On the same date, we notified the New York Stock Exchange of our non-compliance with Section 303A.06 of the New York Stock Exchange’s Listed Company Manual, which requires that three independent directors serve on the audit committee. Currently, only two independent directors are serving on the audit committee of our general partner’s board of directors. Our general partner’s board of directors has identified two qualified candidates and is in the process of interviewing the candidates for the independent director position.

On May 4, 2005, MMH entered into an agreement to sell 2,100,000 common units representing limited partner interests in us in a secondary public offering. This sale is expected to close on May 10, 2005. Following this sale, MMH’s ownership interest in us, including their general partner interest, will decrease from 6.0% to 2.4%.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto. Magellan Midstream Partners, L.P. is a publicly traded limited partnership formed to own, operate and acquire a diversified portfolio of complementary energy assets. We are principally engaged in the transportation, storage and distribution of refined petroleum products. Our three operating segments include:

•	petroleum products pipeline system, which is primarily comprised of our 8,500-mile petroleum products pipeline system, including 43 terminals;

•	petroleum products terminals, which principally includes our six marine terminal facilities and 29 inland terminals; and

•	ammonia pipeline system, representing our 1,100-mile ammonia pipeline and six associated terminals.

Recent Developments

Ownership changes - In January 2005, Magellan Midstream Holdings (“MMH”), the owner of our general partner interest, sold 5.5 million common units representing limited partner interests in us in a privately negotiated transaction. During February 2005, 2.8 million of the subordinated units owned by MMH converted to common units as provided in our partnership agreement. During February 2005 and April 2005, MMH sold an additional 0.5 million common units and 5.7 million subordinated units, respectively, in privately negotiated transactions. Following these transactions, MMH owned 2.4 million common units and all of the ownership interests in our general partner, for a combined 6% ownership interest in us. On May 4, 2005, MMH entered into an agreement to sell 2.1 million common units representing limited partner interests in us in a secondary public offering. This sale is expected to close on May 10, 2005. Following this sale, MMH’s ownership interest in us, including their general partner interest, will decrease from 6.0% to 2.4%.

Upon consummation of the April 2005 sale, we believe that more than 50% of the total interests in our capital and profits have been sold or exchanged over the past 12-month period due to the trading activity of our limited partner units. Because of this, we will be considered to have been terminated and immediately reconstituted as a partnership for federal income tax purposes, causing a significant reduction in the amount of depreciation deductions allocable to unitholders in 2005. As a result, we estimate that unitholders will be allocated an increased amount of federal taxable income for the 2005 tax year as a percentage of cash distributed to the unitholders.

Two-for-one split - During March 2005, the board of directors of our general partner approved a two-for-one split of our limited partner units. On April 12, 2005, holders of record at the close of business on April 5, 2005 received one additional limited partner unit for each limited partner unit owned on that date. As a result of the two-for-one split, our annualized cash distribution was halved, becoming $1.825 per unit, or $0.45625 per unit on a quarterly basis. We have retroactively changed the number of units and per unit and distribution amounts to give effect for this unit split.

Approval of board members – On April 21, 2005, we held our third annual unitholder meeting. Proxy statements were mailed in advance to unitholders of record on March 1, 2005. Our unitholders approved the appointment of James R. Montague and Don R. Wellendorf to continue serving in their capacity as members of our general partner’s board of directors until our 2008 annual meeting. No other matters requiring a unitholder vote were discussed.

Board member resignation - Mark G. Papa resigned effective April 21, 2005 from the audit committee and the board of directors of our general partner due to conflicting time commitments. On the same date, we notified the New York Stock Exchange of our non-compliance with Section 303A.06 of the New York Stock Exchange’s Listed Company Manual, which requires that three independent directors serve on the audit committee. Currently, only two independent directors are serving on the audit committee of our general partner’s board of directors. Our general partner’s board of directors has identified two qualified candidates and is in the process of interviewing the candidates for the independent director position. We expect to be back in compliance with Section 303A.06 by June 30, 2005.

Distribution - On April 21, 2005, the board of directors of our general partner declared a quarterly cash distribution of $0.48 per unit for the period of January 1 through March 31, 2005, representing our sixteenth consecutive distribution increase since our initial public offering in February 2001. We intend to pay the quarterly distribution on May 13, 2005 to unitholders of record on May 5, 2005.

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

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2005

	Three Months Ended March 31,
	2004	2005
Financial Highlights (in millions)
Revenues:
Transportation and terminals revenue:
Petroleum products pipeline system	$64.6	$82.7
Petroleum products terminals	20.8	25.5
Ammonia pipeline system	3.6	2.7
Intersegment eliminations	(0.1)	(0.8)

Total transportation and terminals revenue	88.9	110.1
Product sales	44.2	148.1
Affiliate management fees	—	0.1

Total revenues	133.1	258.3
Operating expenses, environmental expenses and environmental reimbursements:
Petroleum products pipeline system	29.2	36.0
Petroleum products terminals	8.3	9.2
Ammonia pipeline system	1.0	1.7
Intersegment eliminations	(0.8)	(1.5)

Total operating expenses, environmental expenses and environmental reimbursements	37.7	45.4
Product purchases	38.5	131.3
Equity earnings	(0.1)	(0.5)

Operating margin	57.0	82.1
Depreciation and amortization	9.5	13.0
Affiliate G&A expenses	12.9	15.1

Operating profit	$34.6	$54.0

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$0.972	$1.005
Transportation barrels shipped (million barrels)	52.8	64.1
Petroleum products terminals:
Marine terminal facilities:
Average storage capacity utilized per month (barrels in millions)	15.5	16.5
Throughput (barrels in millions)	5.5	12.4
Inland terminals:
Throughput (barrels in millions)	20.5	26.1
Ammonia pipeline system:
Volume shipped (tons in thousands)	219	152

Transportation and terminals revenues for the three months ended March 31, 2005 were $110.1 million compared to $88.9 million for the three months ended March 31, 2004, an increase of $21.2 million, or 24%. This increase was a result of:

•	an increase in petroleum products pipeline system revenues of $18.1 million, or 28%, primarily attributable to additional revenues from our October 2004 pipeline system acquisition. In addition, ancillary transportation revenues increased between periods. Specifically, pipeline management fee income was higher associated with our continuing operation of the Longhorn and Osage pipelines and a settlement payment we received during first-quarter 2005 related to us no longer operating the Rio Grande pipeline effective April 1, 2005. Higher additive and tank lease revenues also contributed to the revenue increase between periods;

•	an increase in petroleum products terminals revenues of $4.7 million, or 23%, primarily due to higher utilization and rates at our marine terminals. Further, the 2005 period also benefited from additional revenues from the ownership interests in 14 inland terminals we acquired in late January 2004, and our new marine terminal in East Houston, Texas, which was acquired as part of the October 2004 pipeline system acquisition, as well as increased throughput at our other inland terminals; and

•	a decrease in ammonia pipeline system revenues of $0.9 million, or 25%, resulting from reduced transportation volumes during the current year. Planned maintenance work at one of our shipper’s ammonia facilities and tight customer inventory levels due to higher production costs resulted in less shipments on our pipeline during the current period.

Operating expenses, environmental expenses and environmental reimbursements combined were $45.4 million for the three months ended March 31, 2005 compared to $37.7 million for the three months ended March 31, 2004, an increase of $7.7 million, or 20%. By business segment, this increase was principally the result of:

•	an increase in petroleum products pipeline system expenses of $6.8 million, or 23%, primarily attributable to operating costs associated with the pipeline assets acquired in October 2004. Higher system integrity and power costs on our existing pipeline system were offset by more favorable product gains during the current period;

•	an increase in petroleum products terminals expenses of $0.9 million, or 11%, primarily due to operating costs associated with the acquired ownership interests in 14 inland terminals and the East Houston marine terminal. Operating expenses at our other terminals were relatively unchanged as higher maintenance expenses during the current period were offset by government reimbursements for security enhancements at our marine terminals; and

•	an increase in ammonia pipeline system expenses of $0.7 million, or 70%, primarily attributable to higher system integrity costs and additional environmental accruals related to pipeline releases which occurred during the fourth quarter of 2004.

Revenues from product sales were $148.1 million for the three months ended March 31, 2005, while product purchases were $131.3 million, resulting in income from these transactions of $16.8 million. The income resulting from product sales and purchases in first-quarter 2005 increased $11.1 million compared to the income resulting from product sales and purchases in first-quarter 2004 of $5.7 million reflecting product sales for the three months ended March 31, 2004 of $44.2 million and product purchases of $38.5 million. The increase during first-quarter 2005 primarily resulted from the sale of product during a very high gasoline price environment. The amount of product sales and product purchases increased substantially during 2005 primarily as a result of a third-party supply agreement assumed as part of the pipeline assets we acquired during October 2004. We expect the annual amount of product sales and purchases to remain at a higher level than historically as a result of this agreement although we expect the income from product sales and purchases to remain substantially similar to historical results on an annual basis once gasoline prices return to more normal levels.

Equity earnings were $0.5 million during the three months ended March 31, 2005 and $0.1 million for the period March 2, 2004 through March 31, 2004 as a result of our acquisition of a 50% interest in Osage Pipeline Company, LLC (“Osage Pipeline”) during March 2004.

Depreciation and amortization expense was $13.0 million for the three months ended March 31, 2005 compared to $9.5 million for the three months ended March 31, 2004, an increase of $3.5 million, or 37%, primarily related to the additional depreciation expense associated with assets acquired during 2004.

Affiliate G&A expenses for the three months ended March 31, 2005 were $15.1 million compared to $12.9 million for the three months ended March 31, 2004, an increase of $2.2 million, or 17%. This increase was primarily attributable to additional G&A personnel and costs resulting from the October 2004 pipeline acquisition. Higher equity-based incentive compensation expense during the current period was offset by transition costs associated with our separation from Williams during the 2004 period. Exclusive of incentive compensation expense, our actual cash outlay for G&A costs, as determined by our agreement with MMH, was $12.4 million and $10.1 million for the first quarter of 2005 and 2004, respectively.

Interest expense, net of interest income, for the three months ended March 31, 2005 was $11.4 million compared to $8.1 million for the three months ended March 31, 2004, an increase of $3.3 million, or 41%. The weighted-average interest rate on our borrowings increased slightly from 6.2% for the 2004 period to 6.3% in the 2005 period. Our average debt outstanding increased from $570.0 million during first-quarter 2004 to $802.0 million during first-quarter 2005 primarily due to the financing associated with our October 2004 pipeline system acquisition.

Net income for the three months ended March 31, 2005 was $42.1 million compared to $25.8 million for the three months ended March 31, 2004, an increase of $16.3 million, or 63%. Operating margin increased by $25.1 million, or 44%, primarily due to incremental operating results associated with our recent acquisitions and improved utilization of our other assets. Depreciation and amortization expense increased by $3.5 million between periods, and G&A costs increased by $2.2 million. Net interest expense increased by $3.3 million.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

During the three months ended March 31, 2005, net cash provided by operating activities exceeded distributions paid and maintenance capital requirements by $29.1 million, and our cash distribution exceeded the minimum quarterly distribution of $0.2625 per unit by $17.7 million.

Net cash provided by operating activities was $66.7 million and $15.6 million for the three months ended March 31, 2005 and 2004, respectively. The $51.1 million increase from 2004 to 2005 was primarily attributable to:

•	increased net income of $16.3 million including results from our operations associated with the pipeline system acquired in the fourth quarter of 2004;

•	higher non-cash charges against income during the 2005 period. Non-cash interest expense was $5.4 million higher and depreciation and amortization increased by $3.4 million, both comparing the first quarter of 2005 to first-quarter 2004. The change in interest costs between periods was due to the increase in our long-term debt during the last half of 2004;

•	an increase in accrued product purchases in 2005 of $10.3 million, compared to a decrease of $3.7 million in 2004. This increase principally reflects higher product prices in first-quarter 2005 and higher volumes from a third-party supply agreement assumed as part of our pipeline system acquisition in October 2004;

•	$10.1 million of cash payments in 2004 associated with our separation from Williams; and

•	$2.4 million lower escrow cash payments in 2005 compared to 2004 due to the retirement of a portion of our Magellan Pipeline senior notes during 2004, which reduced the required monthly deposit.

Net cash provided (used) by investing activities for the three months ended March 31, 2005 and 2004 was $62.5 million and ($59.7) million, respectively. During 2005, our sales of marketable securities, net of purchases, generated $75.7 million of cash. In 2004, we acquired: (i) ownership in 14 petroleum products terminals located in the southeastern United States for $25.4 million and (ii) a 50% ownership in Osage Pipeline for $25.0 million. Total maintenance capital spending before reimbursements was $3.1 million and $2.7 million during first-quarter 2005 and 2004, respectively. Please see Capital Requirements below for further discussion of capital expenditures as well as maintenance capital amounts net of reimbursements.

Net cash used by financing activities for the three months ended March 31, 2005 and 2004 was $35.4 million and $23.3 million, respectively, and primarily consisted of cash distributions paid to our unitholders.

During first-quarter 2005, we paid $35.5 million in cash distributions to our unitholders and general partner. The quarterly distribution amount associated with the first quarter of 2005 that will be paid during the second quarter of 2005 is $0.48 per unit, which equates to a total payment of $38.6 million. If we continue to pay cash distributions at this current level and the number of outstanding units remains the same, total cash distributions of $154.5 million will be paid on an annual basis. Of this amount, $27.1 million, or 18%, is related to our general partner’s 2% ownership interest and incentive distribution rights. In connection with our October 2004 acquisition of pipeline assets, our partnership agreement was amended to reduce the incentive cash distributions paid to our general partner by $5.0 million in 2005 and $3.0 million in 2006. Assuming the current quarterly distribution level and number of outstanding units, our total annual cash distributions without this amendment would be $159.5 million, with $32.1 million of this amount, or 20%, paid to our general partner.

Capital Requirements

Our businesses require continual investment to upgrade or enhance existing operations and to ensure compliance with safety and environmental regulations. Capital spending for our businesses consists primarily of:

•	maintenance capital expenditures, such as those required to maintain equipment reliability and safety and to address environmental regulations; and

•	payout capital expenditures to acquire additional complementary assets to grow our business and to expand or upgrade our existing facilities, which we refer to as organic growth projects. Organic growth projects include capital expenditures that increase storage or throughput volumes or develop pipeline connections to new supply sources.

During the three months ended March 31, 2005, our maintenance capital spending net of reimbursable projects was $2.1 million. In addition, we were reimbursed $1.0 million for the following projects, resulting in no cash impact to us:

•	$0.8 million of reimbursable environmental projects covered by our indemnity settlement with Williams. Please see Environmental below for additional discussion about this settlement; and

•	$0.2 million of reimbursements from the U.S. government associated with grants for security enhancements at our marine terminal facilities.

For 2005, we expect to incur maintenance capital expenditures net of reimbursable projects for our existing businesses of approximately $25.0 million. In addition, we intend to spend approximately $13.0 million on maintenance capital projects that would have been covered by our indemnification from Williams (see Environmental below for a discussion of our indemnification settlement with Williams).

In addition to maintenance capital expenditures, we also incur payout capital expenditures at our existing facilities. During the three months ended March 31, 2005, we spent approximately $10.1 million for organic growth opportunities. Based on projects currently in process, we currently expect to spend approximately $85.0 million on organic growth payout capital during 2005, exclusive of amounts associated with future acquisitions.

Liquidity

As of March 31, 2005, we had $798.1 million of total debt outstanding, as described below. The difference between this amount and the face value of our outstanding debt is due primarily to long-term debt adjustments associated with the fair value hedges we have in place for a portion of our outstanding senior notes.

5.65% Senior Notes due 2016. On October 15, 2004, we sold $250.0 million of 5.65% senior notes due 2016 in an underwritten public offering as part of the long-term financing of the assets acquired from Shell. The notes were issued at 99.9% of par, and we received proceeds after underwriters’ fees and expenses of approximately $247.6 million. Including the impact of pre-issuance hedges associated with these notes and the swap of $100.0 million of the notes from fixed-rate to floating-rate, the weighted average interest rate on the notes for the three-month period ending March 31, 2005 was 5.3%.

6.45% Senior Notes due 2014. On May 25, 2004, we sold $250.0 million of 6.45% senior notes due 2014 in an underwritten public offering at 99.8% of par. We received proceeds after underwriters’ fees and expenses of approximately $246.9 million. Including the impact of pre-issuance hedges associated with these notes, the weighted-average interest rate on the notes for the three-month period ending March 31, 2005 was 6.4%.

Magellan Pipeline Notes. In connection with the financing of our acquisition of Magellan Pipeline, we and Magellan Pipeline entered into a note purchase agreement on October 1, 2002. As of March 31, 2005, $302.0 million of senior notes were outstanding pursuant to this agreement. The maturity date of these notes is October 7, 2007, with scheduled prepayments equal to 5% of the outstanding balance due on both October 7, 2005 and October 7, 2006. We guarantee payment of interest and principal by Magellan Pipeline. The notes are unsecured except for cash deposited monthly by Magellan Pipeline into a cash escrow account in anticipation of semi-annual interest payments. The weighted-average interest rate for the senior notes, including the impact of the swap of $250.0 million of the senior notes from fixed-rate to floating-rate in May 2004, was approximately 7.1% for the three-month period ending March 31, 2005.

Revolving Credit Facility. In May 2004, we entered into a five-year $125.0 million revolving credit facility, which we subsequently increased to $175.0 million in September 2004. Borrowings under this facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.6% to 1.5% based upon our credit ratings. As of March 31, 2005, $1.1 million of the facility was being used for letters of credit, which are not reflected as debt on our balance sheet. No other amounts were outstanding under this facility.

The debt instruments described above include various covenants. In addition to certain financial ratio covenants, these covenants limit our ability to, among other things, incur indebtedness secured by certain liens, encumber our assets, make certain investments, engage in certain sale-leaseback transactions and consolidate, merge or dispose of all or substantially all of our assets. We are in compliance with these covenants.

Management uses interest rate derivatives to manage interest rate risk. In conjunction with our existing debt instruments, we were engaged in the following derivative transactions as of March 31, 2005:

•	In October 2004, we entered into a $100.0 million interest rate swap agreement to hedge against changes in the fair value of a portion of our 5.65% senior notes due 2016. This agreement effectively changes the interest rate on $100.0 million of those notes to a floating rate of six-month LIBOR plus 0.6%, with LIBOR set in arrears. This swap agreement expires on October 15, 2016, the maturity date of the 5.65% senior notes; and

•	In May 2004, we entered into $250.0 million of interest rate swap agreements to hedge against changes in the fair value of a portion of the Magellan Pipeline senior notes. These agreements effectively change the interest rate on $250.0 million of the senior notes from a fixed rate of 7.7% to a floating rate of six-month LIBOR plus 3.4%, with LIBOR set in arrears. These swap agreements expire on October 7, 2007, the maturity date of the Magellan Pipeline senior notes.

Debt-to-Total Capitalization. The ratio of debt-to-total capitalization is a measure frequently used by the financial community to assess the reasonableness of a company’s debt levels compared to its total capitalization, which is calculated by adding total debt and total partners’ capital. Based on the figures shown in our balance sheet, debt-to-total capitalization was 50% at March 31, 2005. Because accounting rules required the 2002 acquisition of a portion of our petroleum products pipeline system to be recorded at historical book values due to the then affiliate nature of the transaction, the $474.5 million difference between the purchase price and book value at the time of the acquisition was recorded as a decrease to our general partner’s capital account, thus lowering our overall partners’ capital by that amount.

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

Prior to May 2004, Williams provided indemnifications to us for assets we previously acquired from them. The indemnifications primarily related to environmental items for periods during which Williams was the owner of those assets. In May 2004, we entered into an agreement with Williams under which they agreed to pay us $117.5 million to release them from those indemnification obligations. We received $35.0 million from Williams on July 1, 2004 and expect to receive the remaining balance in annual installments of $27.5 million, $20.0 million and $35.0 million in July of 2005, 2006 and 2007, respectively. As of March 31, 2005, known liabilities that would have been covered by these indemnifications were $40.3 million. In addition, we have spent $9.1 million through March 31, 2005 that would have been covered by these indemnifications.

Further, MMH has indemnified us against certain environmental liabilities. At the time of MMH’s purchase of our general partner interest in June 2003, MMH assumed obligations to indemnify us for $21.9 million of known environmental liabilities. Through March 31, 2005, we have incurred $12.3 million of costs associated with this indemnification obligation, leaving a remaining liability of $9.6 million. Our receivable balance with MMH on March 31, 2005 was $10.3 million.

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

Affiliate transactions - In 2003, we entered into a services agreement with MMH pursuant to which MMH agreed to provide our operations and G&A services. We pay MMH for those costs and MMH reimburses us for G&A expenses in excess of a G&A cap as defined in the new omnibus agreement. The amount of G&A costs that have been or will be reimbursed by MMH to us were $1.1 million and $1.0 million for the three months ended March 31, 2004 and 2005, respectively. The following table summarizes allocated operating and G&A costs from MMH to us. These amounts are reflected in the cost and expenses in the accompanying consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2004	2005
MMH—allocated operating expenses	$13,374	$15,819
MMH—allocated G&A expenses	$12,887	$15,126

Additionally, MMH has indemnified us against certain environmental costs (See Environmental above).

In March 2004, we acquired a 50% ownership interest in Osage Pipeline and in April 2004 we began operating the Osage pipeline for a fee. During 2005, we received $0.2 million from Osage Pipeline for operating fees, which we reported as affiliate management fee revenues.

Related party agreements - MMH is partially owned by an affiliate of the Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“Carlyle/Riverstone Fund”). Our general partner’s eight-member board of directors includes Messieurs N. John Lancaster, Jr. and Jim H. Derryberry who are nominees of the Carlyle/Riverstone Fund. On January 25, 2005, the Carlyle/Riverstone Fund, through affiliates, acquired an interest in the general partner of SemGroup, L.P. (“SemGroup”) and limited partner interests in SemGroup. The Carlyle/Riverstone Fund’s total combined general and limited partner interest in SemGroup is approximately 30%. Three of the members of SemGroup’s general partner’s nine-member board of directors are nominees of the Carlyle/Riverstone Fund. We are a party to a number of transactions with SemGroup and its affiliates, and for the period from January 25, 2005 through March 31, 2005 these transactions consisted of the purchase and sale of petroleum products of $19.8 million and $25.8 million, respectively, revenues from terminalling and other services of $1.2 million, revenues from leased storage tanks of $0.4 million and lease storage tank expenses of $0.2 million. Additionally, we provide common carrier transportation services to SemGroup.

The Carlyle/Riverstone Fund also has an ownership interest in the general partner of Buckeye Partners, L.P. (“Buckeye”). During the three months ended March 31, 2005, our operating expenses included $0.3 million of costs we incurred with Norco Pipe Line Company, LLC, which is a subsidiary of Buckeye.

The board of directors of our general partner has adopted a Board of Directors Conflict of Interest Policy and Procedures. In compliance with this policy, the Carlyle/Riverstone Fund has adopted procedures internally to assure that our proprietary and confidential information is protected from disclosure. As part of these procedures, the Carlyle/Riverstone Fund has agreed that no individual representing them will serve at the same time on our general partner’s board of directors and on the general partner’s board of directors for SemGroup or Buckeye.

NEW ACCOUNTING PRONOUNCEMENTS

There were no new standards issued by the Financial Accounting Standards Board or other rate-making bodies during the first quarter of 2005 which had a material impact on our results of operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risk through changes in commodity prices and interest rates. We do not have foreign exchange risks. We have established policies to monitor and control these market risks.

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk. As of March 31, 2005, we had no variable interest debt outstanding; however, because of certain interest rate swap agreements discussed below, we are exposed to interest rate market risk on $350.0 million of our debt. If LIBOR were to change by 0.25%, our annual interest expense would change by $0.9 million.

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

During October 2004, we entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016. We have accounted for this interest rate hedge as a fair value hedge. The notional amount of the interest rate swap agreement is $100.0 million. Under the terms of the agreement, we receive 5.65% (the interest rate of the $250.0 million senior notes) and pay LIBOR plus 0.6%. This hedge effectively converts $100.0 million of our 5.65% fixed-rate debt to floating-rate debt. The interest rate swap agreement began on October 15, 2004 and expires on October 15, 2016. Payments settle in April and October of each year with LIBOR set in arrears.

As of March 31, 2005, we had entered into futures contracts for the acquisition of approximately 1.1 million barrels of petroleum products. The notional value of these agreements, with maturities throughout 2005, was approximately $58.9 million.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) of the Securities Exchange Act) was performed as of the end of the period covered by the date of this report. This evaluation was performed under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and practices are effective in providing reasonable assurance that all required disclosures are included in the current report.

Our management, including our general partner’s Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls over financial reporting (internal controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our disclosure controls and internal controls and make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls will be maintained as systems change and conditions warrant. There have been no substantial changes in our internal controls since December 31, 2004.

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

The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

•	price trends and overall demand for natural gas liquids, refined petroleum products, natural gas, oil and ammonia in the United States;

•	weather patterns materially different than historical trends;

•	development of alternative energy sources;

•	changes in demand for storage in our petroleum products terminals;

•	changes in supply patterns for our marine terminals due to geopolitical events;

•	our ability to manage interest rate and commodity price exposures;

•	changes in our tariff rates implemented by the Federal Energy Regulatory Commission and the United States Surface Transportation Board;

•	shut-downs or cutbacks at major refineries, petrochemical plants, ammonia production facilities or other businesses that use or supply our services;

•	changes in the throughput or interruption in service on petroleum products pipelines owned and operated by third parties and connected to our petroleum products terminals or petroleum products pipeline system;

•	loss of one or more of our three customers on our ammonia pipeline system;

•	an increase in the competition our operations encounter;

•	the occurrence of an operational hazard or unforeseen interruption for which we are not adequately insured;

•	our ability to integrate any acquired operations into our existing operations;

•	our ability to successfully identify and close strategic acquisitions and expansion projects and make cost saving changes in operations;

•	changes in general economic conditions in the United States;

•	changes in laws and regulations to which we are subject, including tax withholding issues, safety, environmental and employment laws and regulations;

•	the cost and effects of legal and administrative claims and proceedings against us or our subsidiaries;

•	the amount of our indebtedness, which could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds, place us at competitive disadvantages compared to our competitors that have less debt or could have other adverse consequences;

•	the condition of the capital markets in the United States;

•	the effect of changes in accounting policies;

•	the potential that internal controls may not be adequate, weaknesses may be discovered or remediation of any identified weaknesses may not be successful and the impact that could have on our unit price;

•	our ability to manage rapid growth;

•	MMH’s ability to perform on its environmental and G&A reimbursement obligations to us;

•	Williams’ ability to pay the amounts owed to us under the indemnification settlement;

•	the ability of third party entities to perform on their indemnifications to us;

•	the ability of our general partner or its affiliates to enter into certain agreements which could negatively impact our financial position, results of operations and cash flows;

•	supply disruption; and

•	global and domestic economic repercussions from terrorist activities and the government’s response thereto.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2001, the EPA, pursuant to Section 308 of the Clean Water Act (the “Act”) served an information request to Williams based on a preliminary determination that Williams may have systematic problems with petroleum discharges from pipeline operations. That inquiry primarily focused on Magellan Pipeline, which we subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, we received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those spills may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, we may incur additional costs associated with these spills if the EPA were to successfully seek and obtain injunctive relief. We have verbally agreed to a response schedule for the 32 releases and have submitted a response in accordance to that schedule. We have met with the EPA and the DOJ and anticipate negotiating a final settlement with both agencies by the end of 2005. We have evaluated this issue and have accrued an amount based on our best estimates that is less than $22.0 million.

On March 22, 2004, we received a Corrective Action Order (CPF 4-2004-5006) from the Department of Transportation Southwest Region Office of Pipeline Safety (“OPS”) as a result of the OPS’ May 2003 inspection of the Williams Energy Services Integrity Management Program. The Corrective Action Order (“CAO”) focused on timing of repairs and temporary pressure reductions upon discovery of anomalies. The OPS preliminarily assessed us with a civil penalty of $105,000. In September 2004, we presented our position to the OPS that its conclusions regarding the timing of repairs were in error and we are waiting on the OPS’ response to our presentation.

On April 22, 2005, we received a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order (“NOPV”) from the OPS as a result of an inspection of our operator qualification records and procedures. The NOPV alleges that probable violations of 49 CFR Part 195.505 occurred in regards to our operator qualification program. The OPS has preliminarily assessed a civil penalty of $183,500. We are evaluating the issues raised by the OPS and are preparing a timely response to the NOPV.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On April 11, 2005, we entered into a Purchase Agreement in connection with the direct sale of 5,679,696 subordinated units representing limited partner interests in us by MMH to Kayne Anderson MLP Investment Company, ZLP Opportunity Fund, L.P., Fiduciary/Claymore MLP Opportunity Fund, Energy Income and Growth Fund and Tortoise Energy Infrastructure Corporation. We

did not receive any of the proceeds of this sale. In this Purchase Agreement, we made certain representations and warranties to the purchasers regarding the validity of the subordinated units and the status of our partnership. In addition, we agreed to enter into a Registration Rights Agreement with certain of the purchasers.

On April 13, 2005, as required by the Purchase Agreement discussed above, we entered into a Registration Rights Agreement with Kayne Anderson MLP Investment Company, Fiduciary/Claymore MLP Opportunity Fund, Energy Income and Growth Fund and Tortoise Energy Infrastructure Corporation. This agreement requires us to file by November 1, 2005 a shelf registration statement with the Securities and Exchange Commission providing for the resale from time to time of the common units held by certain parties to the agreement into which the subordinated units will convert. We also granted the parties to the agreement the right to join us, or “piggyback”, when we are selling common units in a primary offering if our underwriters agree that a piggyback secondary offering of the common units will not have an adverse effect on our primary offering of common units. These piggyback rights do not become effective until our subordinated units convert to common units, which generally we expect will occur in February 2006, and expire on December 31, 2006.

ITEM 6. EXHIBITS

Exhibit 3.1	–	Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Partners, L.P. dated as of April 13, 2005 (filed as Exhibit 3.1 to Form 8-K filed April 22, 2005).

Exhibit 4.1	–	Purchase Agreement dated as of April 11, 2005 among the purchasers, Magellan Midstream Partners, L.P. and Magellan Midstream Holdings, L.P.

Exhibit 4.2	–	Registration Rights Agreement dated as of April 13, 2005 among Magellan Midstream Partners, L.P. and certain parties thereto.

Exhibit 4.3	–	Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Partners, L.P. dated as of April 13, 2005 (filed as Exhibit 3.1 to Form 8-K filed April 22, 2005).

Exhibit 12.1	–	Ratio of Earnings to Fixed Charges

Exhibit 31.1	–	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

Exhibit 31.2	–	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial officer.

Exhibit 32.1	–	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

Exhibit 32.2	–	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma, on May 9, 2005.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	/s/ Magellan GP, LLC
its General Partner

/s/ John D. Chandler
John D. Chandler Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Partners, L.P. dated as of April 13, 2005 (filed as Exhibit 3.1 to Form 8-K filed April 22, 2005).

4.1	Purchase Agreement dated as of April 11, 2005 among the purchasers, Magellan Midstream Partners, L.P. and Magellan Midstream Holdings, L.P.

4.2	Registration Rights Agreement dated as of April 13, 2005 among Magellan Midstream Partners, L.P. and certain parties thereto.

4.3	Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Partners, L.P. dated as of April 13, 2005 (filed as Exhibit 3.1 to Form 8-K filed April 22, 2005).

12.1	Ratio of earnings to fixed charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial officer.

32.1	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

32.2	Section 1350 Certification of John D. Chandler, Chief Financial Officer.