Form 10-Q
period 2005-09-30
MAGELLAN MIDSTREAM PARTNERS LP
filed 2005-11-04
CIK 1126975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 3, 2005, there were outstanding 60,680,928 common units and 5,679,696 subordinated units.

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Transportation and terminals revenues	$103,839	$131,647	$296,305	$370,272
Product sales revenues	54,499	182,129	137,234	457,089
Affiliate management fee revenue	162	167	325	501

Total revenues	158,500	313,943	433,864	827,862
Costs and expenses:
Operating	46,792	63,379	126,703	159,434
Environmental	176	6,942	42,504	9,914
Environmental reimbursements	—	—	(41,324)	—
Product purchases	49,617	160,500	120,498	414,159
Depreciation and amortization	9,564	14,498	28,908	41,399
Affiliate general and administrative	13,837	15,784	40,231	46,044

Total costs and expenses	119,986	261,103	317,520	670,950
Equity earnings	713	909	981	2,231

Operating profit	39,227	53,749	117,325	159,143
Interest expense	8,029	13,547	25,248	38,829
Interest income	(291)	(1,287)	(1,737)	(3,429)
Debt prepayment premium	—	—	12,666	—
Write-off of unamortized debt placement fees	—	—	5,002	—
Debt placement fee amortization	886	731	2,224	2,194
Other income	—	—	(953)	(300)

Net income	$30,603	$40,758	$74,875	$121,849

Allocation of net income:
Limited partners’ interest	$28,286	$37,143	$69,625	$105,157
General partner’s interest	2,317	3,615	5,250	16,692

Net income	$30,603	$40,758	$74,875	$121,849

Basic net income per limited partner unit	$0.48	$0.56	$1.24	$1.58

Weighted average number of limited partner units outstanding used for basic net income per unit calculation	58,542	66,361	56,314	66,361

Diluted net income per limited partner unit	$0.48	$0.56	$1.23	$1.58

Weighted average number of limited partner units outstanding used for diluted net income per unit calculation	58,682	66,592	56,432	66,610

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2004	September 30, 2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,833	$100,614
Restricted cash	5,847	11,685
Marketable securities	87,802	—
Accounts receivable (less allowance for doubtful accounts of $133 and $185 at December 31, 2004 and September 30, 2005, respectively)	36,054	51,812
Other receivables	19,786	4,339
Affiliate accounts receivable	8,637	9,092
Inventory	43,397	43,283
Other current assets	6,385	7,128

Total current assets	237,741	227,953
Property, plant and equipment, at cost	1,956,884	2,078,484
Less: accumulated depreciation	463,266	493,650

Net property, plant and equipment	1,493,618	1,584,834
Equity investment	25,084	25,165
Long-term affiliate receivables	4,599	1,619
Long-term receivables	8,070	7,421
Goodwill	22,007	24,404
Other intangibles (less accumulated amortization of $2,211 and $3,209 at December 31, 2004 and September 30, 2005, respectively)	10,118	10,620
Debt placement costs (less accumulated amortization of $4,040 and $6,234 at December 31, 2004 and September 30, 2005, respectively)	10,954	8,760
Other noncurrent assets	5,641	4,026

Total assets	$1,817,832	$1,894,802

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$20,394	$22,526
Affiliate accounts payable	497	8,488
Accrued interest payable	9,860	23,108
Accrued taxes other than income	16,632	18,829
Affiliate payroll and benefits	19,275	12,485
Environmental liabilities	33,160	30,067
Deferred revenue	12,958	13,466
Accrued product purchases	17,313	18,964
Accrued product shortage	7,507	7,058
Current portion of long-term debt	15,100	15,100
Other current liabilities	13,308	13,876

Total current liabilities	166,004	183,967
Long-term debt	789,568	787,165
Long-term affiliate payable	6,578	7,793
Long-term affiliate pension and benefits	4,120	5,944
Other deferred liabilities	34,807	64,822
Environmental liabilities	27,646	30,081
Commitments and contingencies
Partners’ capital:
Partners’ capital	791,031	816,794
Accumulated other comprehensive loss	(1,922)	(1,764)

Total partners’ capital	789,109	815,030

Total liabilities and partners’ capital	$1,817,832	$1,894,802

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2005
Operating Activities:
Net income	$74,875	$121,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,908	41,399
Debt placement fee amortization	2,224	2,194
Write-off of unamortized debt placement fees	5,002	—
Loss on sale and retirement of assets	2,067	8,574
Earnings in equity investment	(981)	(2,231)
Distributions from equity investments	—	2,150
Debt prepayment premium	12,666	—
Gain on derivative	(953)	—
Changes in components of operating assets and liabilities:
Accounts receivable and other receivables	(16,367)	(311)
Affiliate accounts receivable	232	(455)
Inventory	(6,771)	114
Accounts payable	(4,998)	2,132
Affiliate accounts payable	87	7,875
Accrued interest payable	8,530	13,248
Accrued taxes other than income	2,520	2,600
Affiliate payroll and benefits	(1,813)	(6,790)
Accrued product purchases	(3,426)	1,651
Accrued product shortages	10,891	(449)
Restricted cash	(3,460)	(5,838)
Current and noncurrent environmental liabilities	30,383	(1,062)
Other current and noncurrent assets and liabilities	7,131	10,127

Net cash provided by operating activities	146,747	196,777

Investing Activities:
Purchases of marketable securities	—	(50,500)
Sales of marketable securities	—	138,302
Additions to property, plant and equipment	(30,939)	(62,723)
Proceeds from sale of assets	1,735	164
Acquisition of businesses	(25,441)	(55,263)
Equity investment	(25,032)	—
Acquisition prepayment	(24,622)	—

Net cash provided (used) by investing activities	(104,299)	(30,020)

Financing Activities:
Distributions paid	(81,708)	(115,062)
Capital contributions by affiliate	10,971	19,038
Borrowings under long-term notes, net of discount	249,485	—
Payments on credit facility	(90,000)	—
Payments on long-term notes	(178,000)	—
Debt placement costs	(6,250)	—
Issuance of common units, net	131,063	—
Payment of debt prepayment premium	(12,666)	—
Receipts on interest rate derivatives	6,072	—
Other	—	48

Net cash used by financing activities	28,967	(95,976)

Change in cash and cash equivalents	71,415	70,781
Cash and cash equivalents at beginning of period	111,357	29,833

Cash and cash equivalents at end of period	$182,772	$100,614

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Basis of Presentation

Unless indicated otherwise, the terms “our”, “we”, “us” and similar language refer to Magellan Midstream Partners, L.P. together with our subsidiaries. We are a Delaware master limited partnership. Magellan GP, LLC, a Delaware limited liability company, serves as our general partner and owns a 2% general partner interest in us. Magellan GP, LLC is a wholly-owned subsidiary of Magellan Midstream Holdings, L.P. (“MMH”), a Delaware limited partnership principally owned by Madison Dearborn Capital Partners IV, L.P. and Carlyle/Riverstone Global Energy and Power Fund II, L.P. We and Magellan GP, LLC have contracted with MMH to perform all management and operating functions required for our operations.

We operate and report in three business segments: the petroleum products pipeline system, the petroleum products terminals and the ammonia pipeline system. Our reportable segments offer different products and services and are managed separately because each requires different business strategies.

In the opinion of management, our accompanying consolidated financial statements, which are unaudited except for the consolidated balance sheet as of December 31, 2004, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2005, and the results of operations and cash flows for the three and nine months ended September 30, 2005 and 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005. Certain amounts in the financial statements for 2004 have been reclassified to conform to the current period’s presentation.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Allocation of Net Income

The allocation of net income between our general partner and limited partners is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Allocation of net income to general partner:
Net income	$30,603	$40,758	$74,875	$121,849
Charges direct to general partner:
Transition charges	—	—	823	—
Reimbursable general and administrative costs	2,245	1,049	5,807	2,693
Previously indemnified environmental charges	341	6,055	341	6,692
Other	562	—	—	—

Total direct charges to general partner	3,148	7,104	6,971	9,385

Income before direct charges to general partner	33,751	47,862	81,846	131,234
General partner’s share of distributions	16.19%	22.40%	14.93%	19.87%

General partner’s allocated share of net income before direct charges	5,465	10,719	12,221	26,077
Direct charges to general partner	3,148	7,104	6,971	9,385

Net income allocated to general partner	$2,317	$3,615	$5,250	$16,692

Net income	$30,603	$40,758	$74,875	$121,849
Less: net income allocated to general partner	2,317	3,615	5,250	16,692

Net income allocated to limited partners	$28,286	$37,143	$69,625	$105,157

On June 17, 2003, The Williams Companies, Inc. (“Williams”) sold all of the limited partner units it owned in us and its membership interests in our general partner to MMH. The transition charges shown above represent our costs for transitioning from Williams in excess of the amount we were contractually required to pay. We recorded these excess transition costs as a capital contribution by our general partner. Charges in excess of the general and administrative (“G&A”) expense cap (see Note 6—Related Party Transactions) were $2.2 million and $5.8 million for the three and nine months ended September 30, 2004, respectively, and $1.0 million and $2.7 million for the three and nine months ended September 30, 2005, respectively. These amounts represent G&A expenses charged against our income during each respective period for which we either have been or will be reimbursed by our general partner under the terms of the new omnibus agreement. Consequently, these amounts have been charged directly against our general partner’s allocation of net income. We record reimbursements when received from our general partner as a capital contribution. During 2004, we and our general partner entered into an agreement with Williams to settle Williams’ indemnification obligations to us (see Note 12—Commitments and Contingencies). Following this settlement, the expenses associated with these previously indemnified costs have been charged directly to our general partner. We believe we will collect the full amount of the indemnification settlement from Williams and accordingly will continue to allocate amounts associated with previously indemnified costs to our general partner.

3. Acquisition

On September 1, 2005, we acquired a refined petroleum products terminal in Wilmington, Delaware from privately-owned Delaware Terminal Company. This marine terminal is located near the Delaware River, and has 1.8 million barrels of usable storage capacity. Management believes this facility is strategic to our efforts for growth and in providing expanded services for our customers’ needs in the Mid-Atlantic markets. The operating results of this facility have been included with our petroleum products terminals segment results beginning on September 1, 2005. The facility and the land on which the facility sits, which was purchased in a separate transaction from a local non-profit agency, were acquired for approximately $55.5 million, which included cash payments of $55.3 million and the assumption of environmental liabilities of $0.2 million. This acquisition was accounted for as the purchase of a business. Our preliminary allocation of the purchase price was as follows (in thousands):

Property, plant and equipment	$51,231
Goodwill	2,782
Other intangibles	1,500

Total	$55,513

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price could change based on our evaluation and assessment of the assumed environmental liabilities. We expect that the total amount of goodwill recognized as part of this transaction will be deductible for tax purposes by our unitholders.

The following summarized pro forma consolidated income statement information for the three and nine months ended September 30, 2004 and September 30, 2005, assumes that the acquisition discussed above had occurred as of January 1, 2004. We have prepared these pro forma financial results for comparative purposes only. These pro forma financial results may not be indicative of the results that would have occurred if we had completed this acquisition as of the periods shown below or the results that will be attained in the future. The amounts presented below are in thousands, except per unit amounts:

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2005
	As Reported	Pro Forma Adjustments	Pro Forma	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$158,500	$2,095	$160,595	$313,943	$1,396	$315,339
Net income	$30,603	$941	$31,544	$40,758	$627	$41,385
Basic net income per limited partner unit	$0.48	$0.02	$0.50	$0.56	$0.01	$0.57
Diluted net income per limited partner unit	$0.48	$0.02	$0.50	$0.56	$0.01	$0.57

Weighted average number of limited partner units used for basic net income per unit calculation	58,542	58,542	58,542	66,361	66,361	66,361
Weighted average number of limited partner units used for diluted net income per unit calculation	58,682	58,682	58,682	66,592	66,592	66,592

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2005
	As Reported	Pro Forma Adjustments	Pro Forma	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$433,864	$6,284	$440,148	$827,862	$5,585	$833,447
Net income	$74,875	$2,822	$77,697	$121,849	$2,508	$124,357
Basic net income per limited partner unit	$1.24	$0.04	$1.28	$1.58	$0.04	$1.62
Diluted net income per limited partner unit	$1.23	$0.05	$1.28	$1.58	$0.03	$1.61

Weighted average number of limited partner units used for basic net income per unit calculation	56,314	56,314	56,314	66,361	66,361	66,361
Weighted average number of limited partner units used for diluted net income per unit calculation	56,432	56,432	56,432	66,610	66,610	66,610

Significant pro forma adjustments include revenues and expenses for the period prior to our acquisition.

4. Comprehensive Income

The difference between net income and comprehensive income is the result of net losses on interest rate swaps, gains on treasury locks and the amortization of realized gains/losses associated with settled cash flow hedges.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For information on gains/losses on interest rate swaps and treasury locks, see Note 11 – Derivative Financial Instruments. Comprehensive income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net income	$30,603	$40,758	$74,875	$121,849
Net loss on interest rate swaps	(8,328)	—	(5,116)	—
Gain on effective portion of treasury locks	—	—	1,907	—
Amortization of cash flow hedges	(78)	53	(21)	158

Other comprehensive income	(8,406)	53	(3,230)	158

Comprehensive income	$22,197	$40,811	$71,645	$122,007

5. Segment Disclosures

Our reportable segments are strategic business units that offer different products and services. The segments are managed separately because each segment requires different marketing strategies and business knowledge. Management evaluates performance based upon segment operating margin, which includes revenues from affiliates and external customers, operating expenses, environmental expenses, product purchases and equity earnings.

The non-generally accepted accounting principle measure of operating margin (in the aggregate and by segment) is presented in the following tables. The components of operating margin are computed by using amounts that are determined in accordance with generally accepted accounting principles (“GAAP”). A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the tables below. Management believes that investors benefit from having access to the same financial measures management uses to evaluate performance. Operating margin is an important measure of the economic performance of our core operations. This measure forms the basis of our internal financial reporting and is used by management in deciding how to allocate capital resources between segments. Operating profit, alternatively, includes expense items, such as depreciation and amortization and G&A costs, that management does not consider when evaluating the core profitability of an operation.

	Three Months Ended September 30, 2004
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Inter- segment Elimin- ations	Total
Transportation and terminals revenues	$77,597	$23,086	$3,298	$(142)	$103,839
Product sales revenues	51,723	2,776	—	—	54,499
Affiliate management fee revenue	162	—	—	—	162

Total revenues	129,482	25,862	3,298	(142)	158,500
Operating expenses	38,096	9,323	295	(922)	46,792
Environmental expenses	44	—	132	—	176
Product purchases	48,002	1,615	—	—	49,617
Equity earnings	(713)	—	—	—	(713)

Operating margin	44,053	14,924	2,871	780	62,628
Depreciation and amortization expense	5,577	3,323	(116)	780	9,564
Affiliate G&A expenses	9,659	3,604	574	—	13,837

Segment profit	$28,817	$7,997	$2,413	$—	$39,227

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended September 30, 2005
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Inter- segment Elimin- ations	Total
Transportation and terminals revenues	$103,307	$25,358	$3,745	$(763)	$131,647
Product sales revenues	180,165	2,514	—	(550)	182,129
Affiliate management fee revenue	167	—	—	—	167

Total revenues	283,639	27,872	3,745	(1,313)	313,943
Operating expenses	52,836	9,838	2,197	(1,492)	63,379
Environmental expenses	4,420	1,620	902	—	6,942
Product purchases	160,362	816	—	(678)	160,500
Equity earnings	(909)	—	—	—	(909)

Operating margin	66,930	15,598	646	857	84,031
Depreciation and amortization expense	9,550	3,897	194	857	14,498
Affiliate G&A expenses	11,586	3,673	525	—	15,784

Segment profit	$45,794	$8,028	$(73)	$—	$53,749

	Nine Months Ended September 30, 2004
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Inter- segment Elimin- ations	Total
Transportation and terminals revenues	$219,959	$66,899	$9,883	$(436)	$296,305
Product sales revenues	129,976	7,258	—	—	137,234
Affiliate management fee revenue	325	—	—	—	325

Total revenues	350,260	74,157	9,883	(436)	433,864
Operating expenses	100,109	26,678	2,580	(2,664)	126,703
Environmental expenses	38,481	2,839	1,184	—	42,504
Environmental reimbursements	(37,573)	(2,839)	(912)	—	(41,324)
Product purchases	116,460	4,038	—	—	120,498
Equity earnings	(981)	—	—	—	(981)

Operating margin	133,764	43,441	7,031	2,228	186,464
Depreciation and amortization expense	16,619	9,772	289	2,228	28,908
Affiliate G&A expenses	28,030	10,447	1,754	—	40,231

Segment profit	$89,115	$23,222	$4,988	$—	$117,325

	Nine Months Ended September 30, 2005
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Inter- segment Elimin- ations	Total
Transportation and terminals revenues	$286,406	$76,374	$9,952	$(2,460)	$370,272
Product sales revenues	449,124	8,925	—	(960)	457,089
Affiliate management fee revenue	501	—	—	—	501

Total revenues	736,031	85,299	9,952	(3,420)	827,862
Operating expenses	129,710	28,659	5,611	(4,546)	159,434
Environmental expenses	6,950	1,710	1,254	—	9,914
Product purchases	412,009	3,491	—	(1,341)	414,159
Equity earnings	(2,231)	—	—	—	(2,231)

Operating margin	189,593	51,439	3,087	2,467	246,586
Depreciation and amortization expense	27,018	11,356	558	2,467	41,399
Affiliate G&A expenses	33,495	10,950	1,599	—	46,044

Segment profit	$129,080	$29,133	$930	$—	$159,143

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Related Party Transactions

Affiliate Entity Transactions

In 2003, we and our general partner entered into a services agreement with MMH pursuant to which MMH agreed to provide our operations and G&A services. We pay MMH for those costs and MMH reimburses us for G&A expenses in excess of a G&A cap as defined in the new omnibus agreement. The amount of G&A costs that either has been or will be reimbursed by MMH to us was $2.2 million and $5.8 million for the three and nine months ended September 30, 2004, respectively, and $1.0 million and $2.7 million for the three and nine months ended September 30, 2005, respectively. The following table summarizes allocated operating and G&A costs from MMH to us. These amounts are reflected in the cost and expenses in the accompanying consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
MMH—allocated operating expenses	$15,098	$17,017	$43,291	$49,269
MMH—allocated G&A expenses	13,837	15,784	40,231	46,044

Additionally, MMH has assumed certain indemnification obligations to us. The environmental liabilities we had recorded associated with this indemnification obligation were $10.4 million and $7.2 million at December 31, 2004 and September 30, 2005, respectively. Accounts receivable from MMH associated with this indemnification obligation were $11.5 million and $8.0 million at December 31, 2004 and September 30, 2005, respectively, and are included with the affiliate and long-term affiliate accounts receivables in the consolidated balance sheets.

In March 2004, we acquired a 50% ownership interest in Osage Pipe Line Company, LLC (“Osage Pipeline”) and in April 2004, we began operating the Osage pipeline, for which we are paid a fee. During the three and nine months ended September 30, 2004, we received operating fees from Osage Pipeline of $0.2 million and $0.3 million, respectively, and for the three and nine months ended September 30, 2005, we received $0.2 million and $0.5 million, respectively, which we reported as affiliate management fee revenue.

Other Related Party Transactions

MMH is partially owned by an affiliate of Carlyle/Riverstone Global Energy and Power Fund II, L.P. ( “Carlyle/Riverstone Fund”). Two members of our general partner’s eight-member board of directors are nominees of the Carlyle/Riverstone Fund. On January 25, 2005, the Carlyle/Riverstone Fund, through affiliates, acquired an interest in the general partner of SemGroup, L.P. (“SemGroup”) and limited partner interests in SemGroup. The Carlyle/Riverstone Fund’s total combined general and limited partner interest in SemGroup is approximately 30%. One of the members of SemGroup’s general partner’s seven-member board of directors is a nominee of the Carlyle/Riverstone Fund, with three votes on such board. We are a party to a number of transactions with SemGroup and its affiliates, details of which are provided in the following table (in millions):

	Three Months Ended September 30, 2005	Period From January 25, 2005 Through September 30, 2005
Sales of petroleum products	$35.3	$86.2
Purchases of petroleum products	12.2	45.7
Terminalling and other services revenues	1.6	4.2
Storage tank lease revenues	0.8	2.0
Storage tank lease expense	0.3	0.8

In addition to the above, we provide common carrier transportation services to SemGroup.

The Carlyle/Riverstone Fund also has an ownership interest in the general partner of Buckeye Partners, L.P. (“Buckeye”). During the three and nine months ended September 30, 2005, our operating expenses included $0.0 million and $0.3 million, respectively, of costs we incurred with Norco Pipe Line Company, LLC, which is a subsidiary of Buckeye.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The board of directors of our general partner has adopted a Board of Directors Conflict of Interest Policy and Procedures. In compliance with this policy, the Carlyle/Riverstone Fund has adopted procedures internally to assure that our proprietary and confidential information is protected from disclosure to SemGroup and Buckeye. As part of these procedures, none of the nominees of the Carlyle/Riverstone Fund will serve on our general partner’s board of directors and on SemGroup’s or Buckeye’s general partner’s board of directors at the same time.

During May 2005, our general partner’s board of directors appointed John P. DesBarres as an independent board member. Mr. DesBarres currently serves as a board member for American Electric Power Company, Inc. of Columbus, Ohio. During the three and nine months ended September 30, 2005, our operating expenses included $0.7 million and $1.1 million respectively, of principally power costs that we incurred with Public Service Company of Oklahoma, which is a subsidiary of American Electric Power Company, Inc.

7. Inventory

Inventories at December 31, 2004 and September 30, 2005 were as follows (in thousands):

	December 31, 2004	September 30, 2005
Refined petroleum products	$28,694	$21,746
Natural gas liquids	12,682	19,145
Additives	1,632	2,004
Other	389	388

Total inventories	$43,397	$43,283

8. Equity Investment

Effective March 2, 2004, we acquired a 50% ownership in Osage Pipeline for $25.0 million. National Cooperative Refining Association (“NCRA”) owns the remaining 50% ownership interest. Our agreement with NCRA calls for equal sharing of Osage Pipeline’s net income.

We use the equity method to account for this investment. Summarized financial information for Osage Pipeline is presented below (in thousands):

	Three Months Ended September 30,		March 2, 2004 Through September 30, 2004	Nine Months Ended September 30, 2005
	2004	2005
Revenues	$3,404	$3,685	$6,724	$9,020
Net income	$1,759	$2,150	$2,737	$5,458

The condensed balance sheet for Osage Pipeline as of December 31, 2004 and September 30, 2005 is presented below (in thousands):

	December 31, 2004	September 30, 2005
Current assets	$3,278	$5,190
Noncurrent assets	$5,006	$4,632
Current liabilities	$351	$731
Members’ equity	$7,933	$9,091

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our equity investment in Osage Pipeline is as follows (in thousands):

	March 2, 2004 Through September 30, 2004	Nine Months Ended September 30, 2005
Investment at beginning of period	$25,032	$25,084
Earnings in equity investment:
Proportionate share of earnings	1,369	2,729
Amortization of excess investment	(388)	(498)

Net earnings in equity investment	981	2,231
Cash distributions	—	(2,150)

Equity investment at end of period	$26,013	$25,165

Our initial investment in Osage Pipeline included an excess net investment amount of $21.7 million, which is being amortized over the average asset lives of Osage Pipeline. Excess investment is the amount by which our initial investment exceeded our proportionate share of the book value of the net assets of the investment.

9. Employee Benefit Plans

MMH sponsors a pension plan for union employees, a pension plan for non-union employees and a post-retirement benefit plan for selected employees. The following tables present our recognition of net periodic benefit costs related to these plans (in thousands):

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of Net Periodic Benefit Costs:
Service cost	$885	$37	$2,735	$243
Interest cost	426	69	1,280	511
Expected return on plan assets	(410)	—	(1,228)	—
Amortization of prior service cost	284	185	508	1,349

Net periodic benefit cost	$1,185	$291	$3,295	$2,103

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of Net Periodic Benefit Costs:
Service cost	$618	$225	$3,161	$397
Interest cost	405	374	1,400	746
Expected return on plan assets	(537)	—	(1,439)	—
Amortization of prior service cost	170	450	508	1,349
Amortization of actuarial loss	19	431	19	431

Net periodic benefit cost	$675	$1,480	$3,649	$2,923

Through September 30, 2005, we have contributed $4.8 million for the pension plans, which represents the full amount we expect to contribute for the 2005 plan year.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Debt

Debt at December 31, 2004 and September 30, 2005 was as follows (in thousands):

	December 31, 2004	September 30, 2005
Magellan Pipeline Notes:
Long-term portion	$289,574	$285,036
Current portion	15,100	15,100

Total Magellan Pipeline Notes	304,674	300,136
6.45% Notes due 2014	249,507	249,536
5.65% Notes due 2016	250,487	252,593

Total debt	$804,668	$802,265

5.65% Notes due 2016

On October 15, 2004, we issued $250.0 million of senior notes due 2016. The notes were issued for the discounted price of 99.9%, or $249.7 million and the discount is being accreted over the life of the notes. Including the impact of hedges associated with these notes (see Note 11–Derivative Financial Instruments), the effective interest rate of these notes during the three and nine months ended September 30, 2005 was 5.7% and 5.5%, respectively. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2005. The outstanding principal amount of the fixed-rate notes at December 31, 2004 and September 30, 2005 was increased by $0.8 million and $2.9 million, respectively, for the change in the fair value of the associated hedge (see Note 11–Derivative Financial Instruments).

6.45% Notes due 2014

On May 25, 2004, we sold $250.0 million aggregate principal of 6.45% notes due June 1, 2014 in an underwritten public offering. The notes were issued for the discounted price of 99.8%, or $249.5 million and the discount is being accreted over the life of the notes. Including the impact of the amortization of the realized gains on the interest hedges associated with these notes (see Note 11–Derivative Financial Instruments), the effective interest rate of these notes is 6.3%. Interest is payable semi-annually in arrears on June 1 and December 1 of each year.

May 2004 Revolving Credit Facility

In May 2004, we entered into a five-year $125.0 million revolving credit facility with a syndicate of banks. In September 2004, we increased the facility to $175.0 million. As of September 30, 2005, $1.1 million of the facility was being used for letters of credit, which is not reflected as debt on our balance sheet, with no other amounts outstanding. Borrowings under this revolving credit facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.6% to 1.5% based on our credit ratings.

Magellan Pipeline Notes

During October 2002, Magellan Pipeline entered into a private placement debt agreement with a group of financial institutions for $302.0 million of fixed-rate notes. We make deposits in an escrow account in anticipation of semi-annual interest payments on these notes and the cash deposits are secured; however, the notes themselves are unsecured. The maturity date of the notes is October 7, 2007; however, we repaid $15.1 million of the notes on October 7, 2005, which represented 5.0% of the outstanding balance on that date, and we will be required to repay an additional 5.0% of the principal amount outstanding on October 7, 2006. The outstanding principal amount of the notes at December 31, 2004 was increased by $2.7 million and decreased by $1.9 million at September 30, 2005, for the change in the fair value of the associated hedge (see Note 11–Derivative Financial Instruments). The interest rate of the notes is fixed at 7.7%. Including the impact of the associated fair value hedge, which effectively swaps $250.0 million of the fixed-rate notes to floating-rate debt, the effective interest rate for the notes was 5.6% and 6.8% for the three and nine months ended September 30, 2004, respectively, and 8.1% and 7.6% for the three and nine months ended September 30, 2005, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deposits for interest due the lenders are made to a cash escrow account and were reflected as restricted cash on our consolidated balance sheets of $5.8 million at December 31, 2004 and $11.7 million at September 30, 2005.

11. Derivative Financial Instruments

We use interest rate derivatives to help us manage interest rate risk. The following table summarizes hedges we have settled associated with various debt offerings (dollars in millions):

Hedge	Date	Gain/(Loss)	Amortization Period
Interest rate hedge	October 2002	$(1.0)	5-year life of Magellan Pipeline notes
Interest rate swaps and treasury lock	May 2004	5.1	10-year life of 6.45% notes
Interest rate swaps	October 2004	(6.3)	12-year life of 5.65% notes

In addition to the above, we have entered into the following interest rate swap agreements:

•	During May 2004, we entered into certain interest rate swap agreements to hedge against changes in the fair value of a portion of the Magellan Pipeline senior notes. We have accounted for these interest rate hedges as fair value hedges. The notional amounts of the interest rate swap agreements total $250.0 million. Under the terms of the interest rate swap agreements, we receive 7.7% (the weighted-average interest rate of the outstanding Magellan Pipeline senior notes) and pay LIBOR plus 3.4%. These hedges effectively convert $250.0 million of our fixed-rate debt to floating-rate debt. The interest rate swap agreements began on May 25, 2004 and expire on October 7, 2007, the maturity date of the Magellan Pipeline senior notes. Payments settle in April and October each year with LIBOR set in arrears. During each settlement period we record the impact of this swap based on our best estimate of LIBOR. Any differences between actual LIBOR determined on the settlement date and our estimate of LIBOR result in an adjustment to our interest expense. A 0.25% change in LIBOR would result in an annual adjustment to our interest expense associated with this hedge of $0.6 million. The fair value of the instruments associated with this hedge at December 31, 2004 and September 30, 2005 was $2.7 million and $(1.9) million, respectively, which was recorded to other noncurrent assets and long-term debt at December 31, 2004 and noncurrent liabilities and long-term debt at September 30, 2005.

•	In October 2004, we entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016 which were issued in October 2004. The notional amount of this agreement is $100.0 million and effectively converts $100.0 million of our 5.65% fixed-rate senior notes issued in October 2004 to floating-rate debt. Under the terms of the agreement, we receive the 5.65% fixed rate of the notes and pay LIBOR plus 0.6%. The agreement began on October 15, 2004 and terminates on October 15, 2016, which is the maturity date of these senior notes. Payments settle in April and October each year with LIBOR set in arrears. During each settlement period we will record the impact of this swap based on our best estimate of LIBOR. Any differences between actual LIBOR determined on the settlement date and our estimate of LIBOR will result in an adjustment to our interest expense. A 0.25% change in LIBOR would result in an annual adjustment to our interest expense of $0.3 million associated with this hedge. The fair value of this hedge at December 31, 2004 and September 30, 2005, was $0.8 million and $2.9 million, respectively, which was recorded to other noncurrent assets and long-term debt.

12. Commitments and Contingencies

Estimated liabilities for environmental costs were $60.8 million and $60.1 million at December 31, 2004 and September 30, 2005, respectively. These estimates are provided on an undiscounted basis and have been classified as current or noncurrent based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental remediation liabilities will be paid over the next ten years. Our environmental liabilities include accruals associated with the Environmental Protection Agency (“EPA”) Issue, Shawnee, Kansas Release and Kansas City, Kansas Release, which are discussed as follows:

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EPA Issue - In July 2001, the EPA, pursuant to Section 308 of the Clean Water Act (the “Act”) served an information request to Williams based on a preliminary determination that Williams may have systematic problems with petroleum discharges from pipeline operations. That inquiry primarily focused on Magellan Pipeline, which we subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, we received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, we may incur additional costs associated with these releases if the EPA were to successfully seek and obtain injunctive relief. We responded to the March 2004 information request in a timely manner and have entered into an agreement that provides both parties an opportunity to negotiate a settlement prior to initiating litigation. This matter was included in the indemnification settlement with Williams (see Environmental Indemnification Settlement discussion below). We have accrued an amount for this matter based on our best estimates that is less than $22.0 million.

Shawnee, Kansas Release - During the fourth quarter of 2003, we experienced a line break and product release from our petroleum products pipeline near Shawnee, Kansas. As of September 30, 2005, we estimated the total costs associated with this release to be $9.4 million. We have spent $9.1 million on remediation at this site, leaving a remaining liability on our balance sheet at September 30, 2005 of $0.3 million. During 2004 we collected $1.0 million from our insurance carrier and at December 31, 2004 the remaining receivable from our insurance carrier related to this release was $7.4 million, which was adjusted to $6.7 million during 2005. During the third quarter of 2005, we collected another $5.5 million from our insurance carrier, leaving a receivable balance of $1.2 million at September 30, 2005.

Kansas City, Kansas Release – During the second quarter of 2005, we experienced a line break and product release on our petroleum products pipeline near our Kansas City, Kansas terminal. As of September 30, 2005, we have estimated the costs associated with this release of approximately $2.7 million. We have spent $1.5 million on remediation associated with this release and have $1.2 million of environmental liabilities recorded at September 30, 2005. We have not been assessed a penalty by the EPA, or any other regulatory agency, relative to this release and we are unable to estimate with any certainty what penalties, if any, might be assessed. However, if penalties are assessed, they could be material to our results of operations, financial position or cash flows.

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

As of December 31, 2004 and September 30, 2005, known liabilities that would have been covered by Williams’ previous indemnity agreements were $40.8 million and $43.0 million, respectively. Through September 30, 2005, we have spent $14.3 million of the $117.5 million indemnification settlement amount for indemnified matters, including $5.1 million of capital costs.

MMH Indemnification Obligation – In June 2003, at the time MMH acquired our general partner interest, MMH assumed obligations to indemnify us for $21.9 million of known environmental liabilities. Recorded liabilities associated with this indemnification were $10.4 million and $7.2 million at December 31, 2004 and September 30, 2005, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Environmental Receivables – We had recorded receivables from MMH related to certain indemnification obligations at December 31, 2004 and September 30, 2005 of $11.5 million and $8.0 million, respectively. Environmental receivables from insurance carriers were $7.4 million and $2.3 million at December 31, 2004 and September 30, 2005, respectively. We invoice MMH and third-party insurance companies for reimbursement as environmental remediation work is performed.

Other – We are a party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, we do not expect the ultimate resolution of all claims, legal actions and complaints after consideration of amounts accrued, insurance coverage or other indemnification arrangements to have a material adverse effect on our future financial position, results of operations or cash flows.

13. Long-Term Incentive Plan

Our general partner adopted a long-term incentive plan for employees who perform services for us and directors of our general partner. The long-term incentive plan primarily consists of two components: phantom units and unit options. To date, there have been no unit options granted. The long-term incentive plan permits the grant of awards covering an aggregate of 1.4 million common units. The compensation committee of our general partner’s board of directors administers the long-term incentive plan.

In February 2003, our general partner granted 105,650 phantom units pursuant to the long-term incentive plan. The actual number of units that will be awarded under this grant is based on certain performance metrics, which we determined at the end of 2003, and a personal performance component that will be determined at the end of 2005, with vesting to occur at that time. These units are subject to forfeiture if employment is terminated prior to the vesting date. These awards do not have an early vesting feature except when there is a change in control of our general partner. We have increased the accrual associated with this award to an expected payout of 180,602 units. The value of these unit awards at September 30, 2005 was $6.2 million.

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

In February 2004, our general partner granted 159,024 phantom units pursuant to the long-term incentive plan. The actual number of units that will be awarded under this grant are based on the attainment of short-term and long-term performance metrics. The number of phantom units that could ultimately be issued under this award ranges from zero units up to a total of 318,048 units; however, the awards are also subject to personal and other performance components which could increase or decrease the number of units to be paid out by as much as 40%. The units will vest at the end of 2006. These units are subject to forfeiture if employment is terminated for any reason other than for retirement, death or disability prior to the vesting date. If an award recipient retires, dies or becomes disabled prior to the end of the vesting period, the recipient’s grant will be prorated based upon the completed months of employment during the vesting period and the award will be paid at the end of the vesting period. These awards do not have an early vesting feature except when there is a change in control of our general partner. We have increased our estimate of the number of units that will be awarded under this grant to 307,721 based on the attainment of higher-than-standard short-term performance metrics and the probability of attaining higher than standard on the long-term performance metrics. The value of the 307,721 unit awards on September 30, 2005 was $10.5 million.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2005, our general partner granted 160,640 phantom units pursuant to the long-term incentive plan. The actual number of units that will be awarded under this grant are based on the attainment of long-term performance metrics. The number of phantom units that could ultimately be issued under this award ranges from zero units up to a total of 321,280 units; however, the awards are also subject to personal and other performance components which could increase or decrease the number of units to be paid out by as much as 20%. The units will vest at the end of 2007. These units are subject to forfeiture if employment is terminated for any reason other than for retirement, death or disability prior to the vesting date. If an award recipient retires, dies or becomes disabled prior to the end of the vesting period, the recipient’s grant will be prorated based upon the completed months of employment during the vesting period and the award will be paid at the end of the vesting period. These awards do not have an early vesting feature except when there is a change in control of our general partner. The value of the 159,740 unit awards on September 30, 2005 was $5.5 million.

Our equity-based incentive compensation costs for the three and nine months ended September 30, 2004 and 2005 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
2003 awards	$675	$764	$1,562	$2,269
October 2003 awards	77	1	190	7
January 2004 awards	84	15	457	102
2004 awards	703	1,408	1,377	3,368
2005 awards	—	498	—	1,388

Total	$1,539	$2,686	$3,586	$7,134

14. Distributions

We paid the following distributions during 2004 and 2005 (in thousands, except per unit amounts):

Cash Distribution Payment Date	Per Unit Cash Distribution Amount	Common Units	Subordinated Units	General Partner	Total Cash Distribution
02/13/04	$0.41500	$18,020	$4,714	$3,066	$25,800
05/14/04	0.42500	19,661	3,621	3,613	26,895
08/13/04	0.43500	20,994	3,706	4,313	29,013
11/12/04	0.44500	25,739	3,791	5,705	35,235

Total	$1.72000	$84,414	$15,832	$16,697	$116,943

02/14/05	$0.45625	$26,390	$3,887	$5,201	$35,478
05/13/05	0.48000	29,127	2,726	6,778	38,631
08/12/05	0.49750	30,189	2,825	7,939	40,953
11/14/05 (a)	0.53125	32,236	3,018	10,178	45,432

Total	$1.96500	$117,942	$12,456	$30,096	$160,494

(a)	Our general partner declared this cash distribution on October 20, 2005 to be paid on November 14, 2005 to unitholders of record at the close of business on November 2, 2005.

In conjunction with our acquisition of petroleum products pipeline assets during October 2004, our general partner agreed to reduce the amount of its incentive distributions by $1.25 million for distributions paid associated with the fourth quarter of 2004 (paid in February 2005), by $1.25 million for each quarter of 2005 and by $0.75 million for each quarter of 2006.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Net Income Per Unit

The following table provides details of the basic and diluted net income per unit computations (in thousands, except per unit amounts):

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	Income (Numerator)	Units (Denominator)	Per Unit Amount	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic net income per limited partner unit	$28,286	58,542	$0.48	$69,625	56,314	$1.24
Effect of dilutive restricted unit grants	—	140	—	—	118	(0.01)

Diluted net income per limited partner unit	$28,286	58,682	$0.48	$69,625	56,432	$1.23

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	Income (Numerator)	Units (Denominator)	Per Unit Amount	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic net income per limited partner unit	$37,143	66,361	$0.56	$105,157	66,361	$1.58
Effect of dilutive restricted unit grants	—	231	—	—	249	—

Diluted net income per limited partner unit	$37,143	66,592	$0.56	$105,157	66,610	$1.58

Units reported as dilutive securities are related to phantom unit grants (see Note 13 – Long-Term Incentive Plan).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Magellan Midstream Partners, L.P. is a publicly traded limited partnership formed to own, operate and acquire a diversified portfolio of complementary energy assets. We are principally engaged in the transportation, storage and distribution of refined petroleum products. As of September 30, 2005, our three operating segments include:

•	petroleum products pipeline system, which is primarily comprised of our 8,500-mile petroleum products pipeline with 43 associated terminals;

•	petroleum products terminals, which principally includes our seven marine terminal facilities (one of which was acquired on September 1, 2005) and 29 inland terminals; and

•	ammonia pipeline system, representing our 1,100-mile ammonia pipeline and six associated terminals.

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

Significant Events

Terminal Acquisition - On September 1, 2005, we acquired a petroleum products marine terminal in Wilmington, Delaware. The results from this marine facility have been included in our petroleum products terminals operating segment since the acquisition date.

Recent Developments

Distribution - On October 20, 2005, the board of directors of our general partner declared a quarterly cash distribution of $0.53125 per unit for the period of July 1 through September 30, 2005, representing our eighteenth consecutive distribution increase since our initial public offering in February 2001. We intend to pay the quarterly distribution on November 14, 2005 to unitholders of record on November 2, 2005.

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

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2005

	Three Months Ended September 30,
	2004	2005
Financial Highlights (in millions)
Revenues:
Transportation and terminals revenues:
Petroleum products pipeline system	$77.6	$103.3
Petroleum products terminals	23.1	25.4
Ammonia pipeline system	3.3	3.7
Intersegment eliminations	(0.2)	(0.8)

Total transportation and terminals revenues	103.8	131.6
Product sales	54.5	182.1
Affiliate management fees	0.2	0.2

Total revenues	158.5	313.9
Operating and environmental expenses:
Petroleum products pipeline system	38.1	57.2
Petroleum products terminals	9.3	11.5
Ammonia pipeline system	0.4	3.1
Intersegment eliminations	(0.8)	(1.5)

Total operating and environmental expenses	47.0	70.3
Product purchases	49.6	160.5
Equity earnings	(0.7)	(0.9)

Operating margin	62.6	84.0
Depreciation and amortization	9.6	14.5
Affiliate G&A expenses	13.8	15.8

Operating profit	$39.2	$53.7

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel	$0.945	$1.053
Transportation barrels shipped (million barrels)	66.7	79.4
Petroleum products terminals:
Marine terminal facilities:
Average storage capacity utilized per month (million barrels)*	15.8	18.6
Throughput (million barrels)	5.8	11.5
Inland terminals:
Throughput (million barrels)	27.5	28.6
Ammonia pipeline system:
Volume shipped (thousand tons)	171	149

*	For the three months ended September 30, 2005, represents the average storage capacity utilized for our Gulf Coast and New Haven, Connecticut terminals (16.8 million barrels) and the average storage capacity utilized for the one month that we owned the Wilmington, Delaware facility (1.8 million barrels).

Transportation and terminals revenues for the three months ended September 30, 2005 were $131.6 million compared to $103.8 million for the three months ended September 30, 2004, an increase of $27.8 million, or 27%. This increase was a result of:

•	an increase in petroleum products pipeline system revenues of $25.7 million, or 33%, primarily attributable to revenues from our October 2004 pipeline system acquisition. In addition, our existing pipeline system experienced higher revenues because of a higher rate per barrel and more ancillary revenues earned for services such as additives, ethanol blending and terminal services, further benefiting the current period;

•	an increase in petroleum products terminals revenues of $2.3 million, or 10%, primarily due to growth in our marine terminals. We recently increased the storage capacity at our Corpus Christi, Texas and New Haven, Connecticut marine terminals due to high demand for our storage services. Further, we have acquired two new marine terminals within the last year, including our East Houston, Texas terminal, which is primarily operated as a throughput facility, and was part of the October 2004 pipeline system acquisition, and our Wilmington, Delaware terminal, which was purchased on September 1, 2005. Increased throughput at our inland terminals also contributed to the increased revenues during the current period; and

•	an increase in ammonia pipeline system revenues of $0.4 million, or 12%. Higher tariffs associated with our new transportation agreements, which became effective July 1, 2005, more than overcame lower volumes. The lower volumes primarily reflect our ammonia customers’ continued maintenance of tight inventory levels due to their increased production costs as a result of high natural gas prices.

Operating and environmental expenses combined were $70.3 million for the three months ended September 30, 2005 compared to $47.0 million for the three months ended September 30, 2004, an increase of $23.3 million, or 50%. By business segment, this increase was principally the result of:

•	an increase in petroleum products pipeline system expenses of $19.1 million, or 50%, primarily attributable to operating costs associated with the pipeline assets we acquired in October 2004. Increased expenses related to environmental accruals associated with historical incidents, asset retirements and unfavorable product loss allowances on our existing pipeline system negatively impacted the current period;

•	an increase in petroleum products terminals expenses of $2.2 million, or 24%. This increase was primarily related to increased expenses for environmental incidents and the write-off of two docks at our Marrero, Louisiana marine facility that must be replaced following damage from Hurricane Katrina. In addition, a portion of these increased costs resulted from the addition of our East Houston and Wilmington marine terminals; and

•	an increase in ammonia pipeline system expenses of $2.7 million, or 575%, primarily attributable to higher environmental expenses associated with historical releases, higher property taxes due to an adjustment that positively impacted the 2004 period and increased system integrity costs.

Revenues from product sales were $182.1 million for the three months ended September 30, 2005, while product purchases were $160.5 million, resulting in gross margin from these transactions of $21.6 million. The gross margin resulting from product sales and purchases in third-quarter 2005 increased $16.7 million compared to the gross margin in third-quarter 2004 of $4.9 million, reflecting product sales for the three months ended September 30, 2004 of $54.5 million and product purchases of $49.6 million. The gross margin increase during third-quarter 2005 primarily resulted from the impact of very high and increasing gasoline prices on our petroleum products management operations and the third-party supply agreement we assumed as part of the pipeline assets we acquired in October 2004. We expect the annual amount of product sales and purchases to remain at a higher level than reported prior to October 2004 as a result of this agreement; however, we expect the gross margin to be substantially lower on an annual basis once refined product prices stabilize.

Depreciation and amortization expense was $14.5 million for the three months ended September 30, 2005 compared to $9.6 million for the three months ended September 30, 2004, an increase of $4.9 million, or 51%. This increase is primarily related to assets we have acquired over the past year and the acceleration of the depreciation of our terminal automation systems that we are in the process of upgrading.

Affiliate G&A expenses for the three months ended September 30, 2005 were $15.8 million compared to $13.8 million for the three months ended September 30, 2004, an increase of $2.0 million, or 14%. This variance was due in part to higher G&A expense associated with additional personnel and costs related to our October 2004 pipeline acquisition. Further, equity-based incentive compensation expense was higher during the 2005 period due to additional unit awards and a higher unit price. Excluding incentive compensation expense, the amount of cash we spend for G&A costs is determined by an agreement we have with Magellan Midstream Holdings, L.P. (“MMH”), the owner of our general partner. For the three months ended September 30, 2005 and 2004, we were responsible for paying G&A costs of $12.5 million and $10.1 million, respectively. To the extent our actual G&A costs, exclusive of incentive compensation expense, exceed these amounts, MMH reimburses us for the excess. The amount of G&A reimbursed by MMH was $1.0 million for the 2005 quarter and $2.2 million for the 2004 quarter.

Interest expense, net of interest income, for the three months ended September 30, 2005 was $12.3 million compared to $7.7 million for the three months ended September 30, 2004, an increase of $4.6 million, or 60%. The weighted-average interest rate on our borrowings, after giving effect to the impact of associated fair value hedges, increased to 6.8% for the 2005 period from 5.8% for the 2004 period primarily due to increases in the LIBOR rate during the quarter. Our average debt outstanding, excluding fair value adjustments for interest-rate hedges, increased to $802.0 million during third-quarter 2005 from $552.0 million during third-quarter 2004, primarily due to the financing associated with our October 2004 pipeline system acquisition.

Net income for the three months ended September 30, 2005 was $40.8 million compared to $30.6 million for the three months ended September 30, 2004, an increase of $10.2 million, or 33%. Operating margin increased by $21.4 million, or 34%, primarily due to higher gross margin from our product sales, incremental operating results associated with acquisitions over the last year and improved utilization of our other assets. Depreciation and amortization expense increased by $4.9 million between periods, and G&A costs increased by $2.0 million. Net interest expense increased by $4.6 million.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2005

	Nine Months Ended September 30,
	2004	2005
Financial Highlights (in millions)
Revenues:
Transportation and terminals revenues:
Petroleum products pipeline system	$220.0	$286.4
Petroleum products terminals	66.9	76.4
Ammonia pipeline system	9.9	10.0
Intersegment eliminations	(0.5)	(2.5)

Total transportation and terminals revenues	296.3	370.3
Product sales	137.2	457.1
Affiliate management fees	0.3	0.5

Total revenues	433.8	827.9
Operating expenses, environmental expenses and environmental reimbursements:
Petroleum products pipeline system	101.0	136.6
Petroleum products terminals	26.7	30.4
Ammonia pipeline system	2.9	6.9
Intersegment eliminations	(2.7)	(4.6)

Total operating expenses, environmental expenses and environmental reimbursements	127.9	169.3
Product purchases	120.5	414.2
Equity earnings	(1.0)	(2.2)

Operating margin	186.4	246.6
Depreciation and amortization	28.9	41.4
Affiliate G&A expenses	40.2	46.1

Operating profit	$117.3	$159.1

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel	$0.974	$1.035
Transportation barrels shipped (million barrels)	182.1	222.0
Petroleum products terminals:
Marine terminal facilities:
Average storage capacity utilized per month (million barrels)*	15.7	18.5
Throughput (million barrels)	17.0	37.4
Inland terminals:
Throughput (million barrels)	74.1	83.6
Ammonia pipeline system:
Volume shipped (thousand tons)	552	487

*	For the nine months ended September 30, 2005, represents the average storage capacity utilized for our Gulf Coast and New Haven, Connecticut terminals (16.7 million barrels) and the average storage capacity utilized for the one month that we owned the Wilmington, Delaware facility (1.8 million barrels).

Transportation and terminals revenues for the nine months ended September 30, 2005 were $370.3 million compared to $296.3 million for the nine months ended September 30, 2004, an increase of $74.0 million, or 25%. This increase was a result of:

•	an increase in petroleum products pipeline system revenues of $66.4 million, or 30%, primarily attributable to revenues from our October 2004 pipeline system acquisition. In addition, our existing pipeline system experienced higher revenues because of increased shipments and a higher rate per barrel. Further, we earned more ancillary revenues related to services we provide such as additives, ethanol blending, terminal services and management fee income to operate third-party pipelines;

•	an increase in petroleum products terminals revenues of $9.5 million, or 14%. The 2005 period benefited from our East Houston marine terminal, which is primarily operated as a throughput facility, which was acquired as part of the October 2004 pipeline system acquisition, and our Wilmington marine facility, which was acquired on September 1, 2005. Revenues at our other marine terminals increased as well due to higher storage capacities, utilization and rates. Additional revenues from the ownership interests in 14 inland terminals we acquired in late January 2004 and increased throughput at our other inland terminals further added to the current period; and

•	an increase in ammonia pipeline system revenues of $0.1 million, or 1%. Higher tariffs associated with our new transportation agreements, which became effective July 1, 2005, more than overcame reduced volumes. The lower volumes primarily reflect our ammonia customers’ continued maintenance of tight inventory levels due to their increased production costs as a result of high natural gas prices.

Operating expenses, environmental expenses and environmental reimbursements combined were $169.3 million for the nine months ended September 30, 2005 compared to $127.9 million for the nine months ended September 30, 2004, an increase of $41.4 million, or 32%. By business segment, this increase was principally the result of:

•	an increase in petroleum products pipeline system expenses of $35.6 million, or 35%, primarily attributable to operating costs associated with the pipeline assets we acquired in October 2004. Increased expenses related to environmental accruals associated with historical incidents, asset retirements, system integrity spending and power costs were partially offset by more favorable product gains during the current period;

•	an increase in petroleum products terminals expenses of $3.7 million, or 14%, primarily due to operating costs associated with the acquisition of our East Houston and Wilmington marine facilities and 14 inland terminals and increased expenses from environmental accruals associated with historical incidents and the write-off of two docks at our Marrero, Louisiana marine facility following damage from Hurricane Katrina in third-quarter 2005; and

•	an increase in ammonia pipeline system expenses of $4.0 million, or 138%, primarily attributable to increased system integrity costs, higher environmental accruals associated with historical spills and higher property taxes due to an adjustment that positively impacted the 2004 period.

Revenues from product sales were $457.1 million for the nine months ended September 30, 2005, while product purchases were $414.2 million, resulting in gross margin from these transactions of $42.9 million. The gross margin for the 2005 period increased $26.2 million compared to the gross margin resulting from product sales and purchases for the nine-month period ended September 30, 2004 of $16.7 million reflecting product sales for the 2004 period of $137.2 million and product purchases of $120.5 million. The gross margin increase during 2005 primarily resulted from the impact of very high and increasing gasoline prices on our petroleum products management operations and the third-party supply agreement we assumed as part of the pipeline assets we acquired in October 2004. We expect the annual amount of product sales and purchases to remain at a higher level than historically reported prior to October 2004 as a result of this agreement; however, we expect the gross margin to be substantially lower once refined product prices stabilize.

Equity earnings were $2.2 million during the nine months ended September 30, 2005 and $1.0 million for the 2004 period. The increase is due to our acquisition of a 50% interest in Osage Pipe Line Company, LLC (“Osage Pipeline”) during March 2004.

Depreciation and amortization expense was $41.4 million for the nine months ended September 30, 2005 compared to $28.9 million for the nine months ended September 30, 2004, an increase of $12.5 million, or 43%. This increase is primarily related to the pipeline and other assets we acquired over the past year and the acceleration of the depreciation of our terminal automation systems that we are in the process of upgrading.

Affiliate G&A expenses for the nine months ended September 30, 2005 were $46.1 million compared to $40.2 million for the nine months ended September 30, 2004, an increase of $5.9 million, or 15%. This increase was primarily attributable to additional G&A personnel and costs resulting from the October 2004 pipeline acquisition. Higher equity-based incentive compensation expense during the current period was partially offset by transition costs associated with our separation from our former general partner during the 2004 period. Excluding non-cash incentive compensation expense and reimbursements from MMH of $2.7 million and $5.8 million for the nine months ended September 30, 2005 and 2004, respectively, our actual cash outlay for G&A costs, as determined by our agreement with MMH, was $37.4 million and $30.4 million for the nine months ended September 30, 2005 and 2004, respectively.

Interest expense, net of interest income, for the nine months ended September 30, 2005 was $35.4 million compared to $23.5 million for the nine months ended September 30, 2004, an increase of $11.9 million, or 51%. The weighted-average interest rate on our borrowings, after giving effect to the impact of associated fair value hedges, increased to 6.5% for the 2005 period from 6.0% for the 2004 period primarily due to increases in the LIBOR rate. Our average debt outstanding, excluding fair value adjustments for interest-rate hedges, increased to $802.0 million during 2005 from $561.5 million during 2004 primarily due to the financing associated with our October 2004 pipeline system acquisition.

Net refinancing costs associated with our May 2004 debt placement negatively impacted the 2004 period by $16.7 million. These costs included a $12.7 million debt prepayment premium associated with the early extinguishment of a portion of our previously outstanding Magellan Pipeline notes and a $5.0 million non-cash write-off of the unamortized debt placement costs associated with the retired debt. Partially offsetting these charges was a $1.0 million gain on the ineffective portion of an interest rate hedge related to the refinancing.

Net income for the nine months ended September 30, 2005 was $121.8 million compared to $74.9 million for the nine months ended September 30, 2004, an increase of $46.9 million, or 63%. Operating margin increased by $60.2 million, or 32%, primarily due to incremental operating results associated with our recent acquisitions, higher gross margin from our product sales and improved utilization of our other assets. Depreciation and amortization expense increased by $12.5 million between periods, and G&A costs increased by $5.9 million. Net interest expense increased by $11.9 million, but net refinancing costs of $16.7 million during 2004 were not experienced during the 2005 period.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

During the nine months ended September 30, 2005, net cash provided by operating activities exceeded distributions paid and net maintenance capital requirements by $67.6 million, and the cash distributions paid during 2005 exceeded our minimum quarterly distribution of $0.2625 per unit by $61.7 million.

Net cash provided by operating activities was $196.8 million and $146.7 million for the nine months ended September 30, 2005 and 2004, respectively. The $50.1 million increase was primarily attributable to increased net income of $46.9 million largely resulting from our acquisitions over the past year, higher gross margins from product sales and improved utilization of our other assets.

Net cash used by investing activities for the nine months ended September 30, 2005 and 2004 was $30.0 million and $104.3 million, respectively. During 2005, we acquired a marine terminal in Wilmington, Delaware for cash of $55.3 million and spent $62.7 million for capital expenditures. These cash expenditures were partially offset by our sales of marketable securities which, net of purchases, generated $87.8 million of cash. In 2004, we acquired an ownership in 14 petroleum products terminals located in the southeastern United States for $25.4 million and a 50% ownership in Osage Pipeline for $25.0 million. In addition, during 2004, we made a $24.6 million deposit payment in advance of the October 1, 2004 closing date of our pipeline system acquisition and spent $30.9 million for capital expenditures. Total maintenance capital spending before reimbursements was $17.7 million and $11.2 million during 2005 and 2004, respectively, and capital expansion spending was $45.0 million and $19.7 million during 2005 and 2004, respectively. Please see Capital Requirements below for further discussion of capital expenditures as well as maintenance capital amounts net of reimbursements.

Net cash provided (used) by financing activities for the nine months ended September 30, 2005 and 2004 was ($96.0) million and $29.0 million, respectively. Net cash used in 2005 primarily consisted of cash distributions paid to our unitholders. The 2004 period primarily benefited from net proceeds associated with our August 2004 sale of equity, which was issued to partially finance the pipeline system acquisition in advance of the October 1, 2004 closing. In addition, our refinancing plan in May 2004 resulted in the issuance of additional equity and public debt to refinance a portion of our debt. These 2004 activities were partially offset by cash distributions paid.

During the nine months ended September 30, 2005, we paid $115.1 million in cash distributions to our unitholders and general partner. The quarterly distribution amount associated with the third quarter of 2005 that will be paid during the fourth quarter of 2005 is $0.53125 per unit, which equates to a total payment of $45.4 million. If we continue to pay cash distributions at this current level and the number of outstanding units remains the same, total cash distributions of $182.7 million would be paid over the next four quarters. Of this amount, $41.7 million, or 23%, is related to our general partner’s 2% ownership interest and incentive distribution rights. In connection with our October 2004 acquisition of pipeline assets, our partnership agreement was amended to reduce the incentive cash distributions paid to our general partner by $5.0 million for distributions related to 2005 and $3.0 million related to 2006. Assuming the current quarterly distribution level and number of outstanding units, our total cash distributions over the next four quarters without this amendment would be $186.7 million, with $45.7 million of this amount, or 24%, paid to our general partner.

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

During third-quarter 2005, we spent maintenance capital of $6.7 million net of reimbursable projects. In addition, we were reimbursed $1.7 million for the following projects, resulting in no cash impact to us:

•	$1.2 million of reimbursable environmental projects covered by our May 2004 indemnity settlement. Please see Environmental below for additional discussion about this settlement; and

•	$0.5 million of reimbursements from the U.S. government associated with grants for security enhancements at our marine terminal facilities.

Through September 30, 2005, we have spent $14.1 million on maintenance capital during the year related to our operations, net of $3.6 million of reimbursable projects.

For 2005, we expect to incur maintenance capital expenditures net of reimbursable projects for our existing businesses of approximately $25.0 million. In addition, we intend to spend approximately $8.0 million on maintenance capital projects covered by our May 2004 indemnification settlement (see Environmental below for a discussion of our indemnification settlement).

In addition to maintenance capital expenditures, we also incur payout capital expenditures at our existing facilities. During third-quarter 2005, we spent $19.8 million for organic growth opportunities and $55.3 million for acquisitions. For the nine months ended September 30, 2005, we have spent $45.0 million for organic growth opportunities and $55.3 million for acquisitions. Based on projects in process, we currently expect to spend approximately $65.0 million on organic growth payout capital during 2005, exclusive of amounts associated with acquisitions.

Liquidity

As of September 30, 2005, total debt reported on our consolidated balance sheet was $802.3 million, as described below. The difference between this amount and the $802.0 million face value of our outstanding debt is due to adjustments associated with the fair value hedges we have in place for a portion of our outstanding senior notes and unamortized discounts on debt issuances.

5.65% Notes due 2016. On October 15, 2004, we sold $250.0 million of 5.65% senior notes due 2016 in an underwritten public offering as part of the long-term financing of the pipeline system assets acquired during October 2004. The notes were issued at 99.9% of par, and we received proceeds after underwriters’ fees and expenses of approximately $247.6 million. Including the impact of pre-issuance hedges associated with these notes and the swap of $100.0 million of the notes from fixed-rate to floating-rate, the weighted average interest rate on the notes for the three and nine months ending September 30, 2005 was 5.7% and 5.4%, respectively.

6.45% Notes due 2014. On May 25, 2004, we sold $250.0 million of 6.45% senior notes due 2014 in an underwritten public offering at 99.8% of par. We received proceeds after underwriters’ fees and expenses of approximately $246.9 million. Including the impact of pre-issuance hedges associated with these notes, the weighted-average interest rate on the notes for both the three and nine months ending September 30, 2005 was 6.3%.

Magellan Pipeline Notes. In connection with the financing of our acquisition of Magellan Pipeline, we and Magellan Pipeline entered into a note purchase agreement on October 1, 2002. As of September 30, 2005, $302.0

million of senior notes were outstanding pursuant to this agreement. The maturity date of these notes is October 7, 2007, with scheduled prepayments equal to 5% of the outstanding balance due on both October 7, 2005 and October 7, 2006. We paid the first of these scheduled prepayments in the amount of $15.1 million on October 7, 2005. We guarantee payment of interest and principal by Magellan Pipeline. The notes are unsecured except for cash deposited monthly by Magellan Pipeline into a cash escrow account in anticipation of semi-annual interest payments. The weighted-average interest rates for the senior notes, including the impact of the swap of $250.0 million of the senior notes from fixed-rate to floating-rate in May 2004, were approximately 8.1% and 7.6% for the three and nine months ending September 30, 2005, respectively.

Revolving Credit Facility. In May 2004, we entered into a five-year $125.0 million revolving credit facility, which we subsequently increased to $175.0 million in September 2004. Borrowings under this facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.6% to 1.5% based upon our credit ratings. As of September 30, 2005, $1.1 million of the facility was being used for letters of credit, which is not reflected as debt on our balance sheet. No other amounts were outstanding under this facility.

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

Management uses interest rate derivatives to manage interest rate risk. In conjunction with our existing debt instruments, we were engaged in the following derivative transactions as of September 30, 2005:

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

Debt-to-Total Capitalization. The ratio of debt-to-total capitalization is a measure frequently used by the financial community to assess the reasonableness of a company’s debt levels compared to its total capitalization, which is calculated by adding total debt and total partners’ capital. Based on the figures shown in our balance sheet, debt-to-total capitalization was 50% at September 30, 2005. Because accounting rules required the 2002 acquisition of a portion of our petroleum products pipeline system to be recorded at historical book values due to the then affiliate nature of the transaction, the $474.5 million difference between the purchase price and book value at the time of the acquisition was recorded as a decrease to our general partner’s capital account, thus lowering our overall partners’ capital by that amount.

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

Prior to May 2004, The Williams Companies, Inc. (“Williams”) provided indemnifications to us for assets we previously acquired from it. The indemnifications primarily related to environmental items for periods during which Williams was the owner of those assets. In May 2004, we entered into an agreement with Williams under which Williams agreed to pay us $117.5 million to release it from those indemnification obligations. To date, we have received $62.5 million from Williams, including $27.5 million on July 1, 2005, and expect to receive the remaining balance in installments of $20.0 million and $35.0 million on July 1 of 2006 and 2007, respectively. As of September 30, 2005, known liabilities that would have been covered by these indemnifications were $43.0 million. In addition, we have spent $14.3 million through September 30, 2005 that would have been covered by these indemnifications, including $5.1 million of capital costs.

At the time of MMH’s purchase of our general partner interest in June 2003, MMH assumed obligations to indemnify us for $21.9 million of known environmental liabilities. Through September 30, 2005, we have incurred $14.7 million of costs associated with this indemnification obligation, leaving a remaining liability of $7.2 million. Our receivable balance with MMH on September 30, 2005 was $8.0 million.

In July 2001, the EPA, pursuant to Section 308 of the Clean Water Act (the “Act”) served an information request to Williams based on a preliminary determination that Williams may have systematic problems with petroleum discharges from pipeline operations. That inquiry primarily focused on Magellan Pipeline, which we subsequently acquired in April 2002. The response to the EPA’s information request was submitted during November 2001. In March 2004, we received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those spills may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, we may incur additional costs associated with these spills if the EPA were to successfully seek and obtain injunctive relief. We responded to the March 2004 information request in a timely manner and have entered into an agreement that provides both parties an opportunity to negotiate a settlement prior to initiating litigation. We have accrued an amount for this matter based on our best estimates that is less than $22.0 million.

Other Items

Ownership changes – During 2005, MMH sold its remaining limited partner interests in us, including 5.7 million subordinated units and 7.9 million common units. MMH continues to own our general partner interest, representing a 2% ownership in us.

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

Two-for-one split – During March 2005, the board of directors of our general partner approved a two-for-one split of our limited partner units. On April 12, 2005, holders of record at the close of business on April 5, 2005 received one additional limited partner unit for each limited partner unit owned on that date. In this report, we have retroactively changed the number of our units and our per unit distribution amounts to give effect for this unit split.

New board member – During May 2005, our general partner’s board of directors appointed John P. DesBarres as an independent board member, replacing Mark G. Papa who had resigned from this position due to conflicting time commitments.

Hurricane activity – Hurricanes Katrina and Rita impacted the Gulf Coast area of the United States during third-quarter 2005, resulting in damage to the petroleum industry’s infrastructure in that region. Further, many of the refineries in the Houston, Texas area shut down their operations in preparation for the pending storms. Our assets sustained only minor damage from these storms, including two docks at our Marrero, Louisiana marine terminal. Although this terminal remains operational, we believe we will need to replace the damaged docks.

Supply disruptions of petroleum products have occurred following the hurricanes because of delays in getting all refineries operational to their historical operating levels. Although we do not expect a material impact from these delays, management does expect lower transportation volumes on our petroleum products pipeline system and reduced throughput at our inland terminals during the fourth quarter of 2005.

Affiliate transactions – MMH has agreed to provide services to conduct our operations and G&A functions. We pay MMH for these costs, and MMH reimburses us for G&A expenses in excess of a G&A cap defined in our new omnibus agreement. We were allocated $17.0 million and $49.3 million of operating expenses from MMH for the three and nine months ended September 30, 2005, respectively, and $15.1 million and $43.3 million for the three and nine months ended September 30, 2004, respectively. Further, we were allocated $15.8 million and $46.0 million of G&A expenses from MMH for the three and nine months ended September 30, 2005, respectively, and $13.8 million and $40.2 million for the three and nine months ended September 30, 2004, respectively. MMH has either reimbursed us or will reimburse us $1.0 million and $2.7 million of G&A costs for the three and nine months ended September 30, 2005, respectively, and $2.2 million and $5.8 million for the three and nine months ended September 30, 2004, respectively.

Additionally, MMH has indemnified us against certain environmental costs (see Environmental above).

In March 2004, we acquired a 50% ownership interest in Osage Pipeline and in April 2004 we began operating the Osage pipeline for a fee. During the three and nine months ended September 30, 2005, we received $0.2 million and $0.5 million, respectively, for providing this service, and for the three and nine months ended September 30, 2004, we received $0.2 million and $0.3 million, respectively. These fees are reported as affiliate management fee revenue.

Related party agreements – MMH is partially owned by an affiliate of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“Carlyle/Riverstone Fund”). Two members of our general partner’s eight-member board of directors are nominees of the Carlyle/Riverstone Fund. On January 25, 2005, the Carlyle/Riverstone Fund, through affiliates, acquired an interest in the general partner of SemGroup, L.P. (“SemGroup”) and limited partner interests in SemGroup. The Carlyle/Riverstone Fund’s total combined general and limited partner interest in SemGroup is approximately 30%. One of the members of SemGroup’s seven-member board of directors is a nominee of the Carlyle/Riverstone Fund, with three votes on such board.

We are a party to a number of transactions with SemGroup and its affiliates, and for the three and nine months ended September 30, 2005, we recognized revenues related to: the sale of petroleum products of $35.3 million and $86.2 million, respectively; terminalling and other services of $1.6 million and $4.2 million, respectively; and revenues from leased storage tanks of $0.8 million and $2.0 million, respectively. We also provide common carrier transportation services to SemGroup. Additionally, during the three and nine months ended September 30, 2005, we recognized expenses from SemGroup related to our purchase of petroleum products of $12.2 million and $45.7 million, respectively, and expenses for leased storage tanks of $0.3 million and $0.8 million, respectively.

The Carlyle/Riverstone Fund also has an ownership interest in the general partner of Buckeye Partners, L.P. (“Buckeye”). During the three and nine months ended September 30, 2005, our operating expenses included $0.0 million and $0.3 million, respectively, of costs we incurred with Norco Pipe Line Company, LLC, which is a subsidiary of Buckeye.

The board of directors of our general partner has adopted a policy to address board of director conflicts of interests. In compliance with this policy, the Carlyle/Riverstone Fund has adopted procedures internally to assure that our proprietary and confidential information is protected from disclosure. As part of these procedures, none of the nominees of the Carlyle/Riverstone Fund will serve on our general partner’s board of directors and on SemGroup’s or Buckeye’s general partner’s board of directors at the same time.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2005, the Financial Accounting Standards Board (“FASB”) issued Emerging Issue Task Force (“EITF”) issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty”. In EITF 04-13, the Task Force reached a tentative conclusion that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions”. The tentative conclusions reached by the Task Force are required to be applied to transactions completed in reporting periods beginning after March 15, 2006. The adoption of this EITF will not have a material impact on our results of operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk through changes in commodity prices and interest rates, and we have established policies to monitor and control these risks. We have no foreign exchange risks.

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk. As of September 30, 2005, we had no variable interest debt outstanding; however, because of certain interest rate swap agreements discussed below, we are exposed to interest rate market risk on $350.0 million of our debt. If LIBOR were to change by 0.25%, our annual interest expense would change by $0.9 million.

During May 2004, we entered into four separate interest rate swap agreements to hedge against changes in the fair value of a portion of the Magellan Pipeline senior notes. We have accounted for these interest rate hedges as fair value hedges. The notional amounts of the interest rate swap agreements total $250.0 million. Under the terms of the agreements, we receive 7.7% (the interest rate of the Magellan Pipeline senior notes) and pay LIBOR plus 3.4%. These hedges effectively convert $250.0 million of our fixed-rate debt to floating-rate debt. The interest rate swap agreements began on May 25, 2004 and expire on October 7, 2007. Payments settle in April and October of each year with LIBOR set in arrears. The fair value of this hedge at September 30, 2005 was $(1.9) million.

During October 2004, we entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016. We have accounted for this interest rate hedge as a fair value hedge. The notional amount of the interest rate swap agreement is $100.0 million. Under the terms of the agreement, we receive 5.65% (the interest rate of the senior notes) and pay LIBOR plus 0.6%. This hedge effectively converts $100.0 million of our 5.65% fixed-rate debt to floating-rate debt. The interest rate swap agreement began on October 15, 2004 and expires on October 15, 2016. Payments settle in April and October of each year with LIBOR set in arrears. The fair value of this hedge at September 30, 2005 was $2.9 million.

As of September 30, 2005, we had entered into futures contracts for the acquisition of approximately 0.7 million barrels of petroleum products. The notional value of these agreements, with maturities from October 2005 through December 2005, was approximately $27.4 million.

As of September 30, 2005, we had entered into futures contracts for the sale of approximately 0.9 million barrels of petroleum products. The notional value of these agreements, with maturities from October 2005 through March 2006, was approximately $58.9 million.

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

The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

•	price trends and overall demand for natural gas liquids, refined petroleum products, natural gas, oil and ammonia in the United States;

•	weather patterns materially different than historical trends;

•	development of alternative energy sources;

•	changes in demand for storage in our petroleum products terminals;

•	changes in supply patterns for our marine terminals due to geopolitical events;

•	our ability to manage interest rate and commodity price exposures;

•	changes in our tariff rates implemented by the Federal Energy Regulatory Commission, the United States Surface Transportation Board and state regulatory agencies;

•	shut-downs or cutbacks at major refineries, petrochemical plants, ammonia production facilities or other businesses that use or supply our services;

•	changes in the throughput or interruption in service on petroleum products pipelines owned and operated by third parties and connected to our petroleum products terminals or petroleum products pipeline system;

•	loss of one or more of our three customers on our ammonia pipeline system;

•	an increase in the competition our operations encounter;

•	the occurrence of an operational hazard or unforeseen interruption for which we are not adequately insured;

•	the treatment of us as a corporation for federal income tax purposes or if we become subject to entity-level taxation for state tax purposes;

•	our ability to make and integrate acquisitions and successfully complete our business strategy;

•	changes in general economic conditions in the United States;

•	changes in laws and regulations to which we are subject, including tax withholding issues, safety, environmental and employment laws and regulations;

•	the cost and effects of legal and administrative claims and proceedings against us or our subsidiaries;

•	the amount of our indebtedness, which could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds, place us at competitive disadvantages compared to our competitors that have less debt or could have other adverse consequences;

•	a change of control of our general partner could, under certain circumstances, result in our debt or the debt of our subsidiaries becoming due and payable;

•	the condition of the capital markets in the United States;

•	the effect of changes in accounting policies;

•	the potential that internal controls may not be adequate, weaknesses may be discovered or remediation of any identified weaknesses may not be successful and the impact these could have on our unit price;

•	MMH’s ability to perform on its environmental and G&A reimbursement obligations to us;

•	Williams’ and other third-parties’ ability to pay the amounts owed to us under indemnification agreements;

•	conflicts of interests between us, our general partner and MMH;

•	the ability of our general partner or its affiliates to enter into certain agreements which could negatively impact our financial position, results of operations and cash flows;

•	supply disruption; and

•	global and domestic economic repercussions from terrorist activities and the government’s response thereto.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2001, the EPA, pursuant to Section 308 of the Clean Water Act (the “Act”) served an information request to Williams based on a preliminary determination that Williams may have systematic problems with petroleum discharges from pipeline operations. That inquiry primarily focused on Magellan Pipeline, which we subsequently acquired in April 2002. The response to the EPA’s information request was submitted during November 2001. In March 2004, we received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumes that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those spills may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, we may incur additional costs associated with these spills if the EPA were to successfully seek and obtain injunctive relief. We responded to the March 2004 information request in a timely manner and have entered into an agreement that provides both parties an opportunity to negotiate a settlement prior to initiating litigation. We have accrued an amount for this matter based on our best estimates that is less than $22.0 million.

On April 22, 2005, we received a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order (“NOPV”) from the OPS, as a result of an inspection of our operator qualification records and procedures. The NOPV alleges that probable violations of 49 CFR Part 195.505 occurred in regards to our operator qualification program. The OPS has preliminarily assessed a civil penalty of $183,500. We have submitted a response to the NOPV, participated in a hearing at our request with the OPS and submitted a post-hearing brief.

During the second quarter of 2005 we experienced a line break and product release involving approximately 2,800 barrels of gasoline from our petroleum products pipeline near our Kansas City, Kansas terminal. In regards to this release, we responded timely to an EPA request for information pursuant to Section 308 of the Clean Water Act. We can provide no assurances that we will not be assessed civil or other statutory penalties of $100,000 or more by the EPA or other regulatory agencies associated with this release.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 3.1*	–	Second Amended and Restated Limited Liability Company Agreement of Magellan GP, LLC dated as of October 20, 2005 (filed as Exhibit 3.1 to Form 8-K filed October 25, 2005).

Exhibit 10.1*	–	Fifth Amended and Restated Magellan Midstream Partners Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 8-K filed August 29, 2005).

Exhibit 10.2*	–	Severance Pay Plan (filed as Exhibit 10.2 to Form 8-K filed August 29, 2005).

Exhibit 12.1	–	Ratio of earnings to fixed charges.

Exhibit 31.1	–	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

Exhibit 31.2	–	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial and accounting officer.

Exhibit 32.1	–	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

Exhibit 32.2	–	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

*	Each such exhibit has previously been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma, on November 4, 2005.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	Magellan GP, LLC,
its General Partner

/s/ John D. Chandler
John D. Chandler
Chief Financial Officer
and Treasurer (Principal Accounting and
Financial Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1*	Second Amended and Restated Limited Liability Company Agreement of Magellan GP, LLC dated as of October 30, 2005 (filed as Exhibit 3.1 to Form 8-K filed October 25, 2005).

10.1*	Fifth Amended and Restated Magellan Midstream Partners Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 8-K filed August 29, 2005).

10.2*	Severance Pay Plan (filed as Exhibit 10.2 to Form 8-K filed August 29, 2005).

12.1	Ratio of earnings to fixed charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial and accounting officer.

32.1	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

32.2	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

*	Each such exhibit has previously been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.