Form 10-Q
period 2007-09-30
MAGELLAN MIDSTREAM PARTNERS LP
filed 2007-11-06
CIK 1126975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 5, 2007, there were 66,546,297 outstanding common units of Magellan Midstream Partners, L.P., that trade on the New York Stock Exchange under the ticker symbol “MMP.”

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Transportation and terminals revenues	$144,702	$154,492	$413,448	$447,713
Product sales revenues	171,762	167,287	493,464	493,852
Affiliate management fee revenue	173	178	518	534

Total revenues	316,637	321,957	907,430	942,099
Costs and expenses:
Operating	71,051	64,442	179,481	185,444
Product purchases	169,741	153,926	458,193	444,494
Depreciation and amortization	15,182	15,914	45,739	47,049
Affiliate general and administrative	17,042	17,219	47,806	52,645

Total costs and expenses	273,016	251,501	731,219	729,632
Equity earnings	814	1,091	2,479	2,960

Operating profit	44,435	71,547	178,690	215,427
Interest expense	14,359	13,698	43,116	43,637
Interest income	(482)	(332)	(1,729)	(1,449)
Interest capitalized	(714)	(1,091)	(1,346)	(3,193)
Debt placement fee amortization	679	174	2,034	1,973
Debt prepayment premium	—	—	—	1,984
Other expense	—	29	339	728

Income before income taxes	30,593	59,069	136,276	171,747
Provision (benefit) for income taxes	—	(375)	—	1,149

Net income	$30,593	$59,444	$136,276	$170,598

Allocation of net income for purposes of calculating earnings per limited partner unit:
Limited partners’ interest	$28,335	$43,049	$106,163	$123,690
General partner’s interest	2,258	16,395	30,113	46,908

Net income	$30,593	$59,444	$136,276	$170,598

Basic net income per limited partner unit	$0.43	$0.65	$1.60	$1.86

Weighted average number of limited partner units outstanding used for basic net income per unit calculation	66,361	66,550	66,361	66,546

Diluted net income per limited partner unit	$0.43	$0.65	$1.60	$1.86

Weighted average number of limited partner units outstanding used for diluted net income per unit calculation	66,644	66,550	66, 537	66, 549

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2006	September 30, 2007
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,390	$—
Restricted cash	5,283	—
Accounts receivable (less allowance for doubtful accounts of $51 and $10 at December 31, 2006 and September 30, 2007, respectively)	51,730	73,164
Other accounts receivable	13,288	11,722
Affiliate accounts receivable	483	194
Inventory	91,550	105,983
Other current assets	8,294	7,933

Total current assets	177,018	198,996
Property, plant and equipment	2,260,608	2,385,732
Less: accumulated depreciation	557,869	600,005

Net property, plant and equipment	1,702,739	1,785,727
Equity investment	24,087	23,672
Long-term receivables	6,920	6,583
Goodwill	23,945	23,945
Other intangibles (less accumulated amortization of $5,196 and $6,357 at December 31, 2006 and September 30, 2007, respectively)	8,633	7,472
Debt placement costs (less accumulated amortization of $9,592 and $2,001 at December 31, 2006 and September 30, 2007, respectively)	5,829	6,525
Other noncurrent assets	3,478	3,747

Total assets	$1,952,649	$2,056,667

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$55,549	$32,610
Affiliate accounts payable	11,008	10,781
Affiliate payroll and benefits	18,676	18,246
Accrued interest payable	9,266	19,251
Accrued taxes other than income	17,460	21,929
Environmental liabilities	34,952	36,786
Deferred revenue	22,901	23,244
Accrued product purchases	63,098	43,747
Current portion of long-term debt	270,839	—
Other current liabilities	14,640	14,045

Total current liabilities	518,389	220,639
Long-term debt	518,609	887,045
Long-term affiliate payable	8,133	1,425
Long-term affiliate pension and benefits	29,278	19,688
Other deferred liabilities	48,945	47,793
Environmental liabilities	22,813	23,532
Commitments and contingencies
Partners’ capital:
Partners’ capital	825,333	868,804
Accumulated other comprehensive loss	(18,851)	(12,259)

Total partners’ capital	806,482	856,545

Total liabilities and partners’ capital	$1,952,649	$2,056,667

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2007
Operating Activities:
Net income	$136,276	$170,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,739	47,049
Debt placement fee amortization	2,034	1,973
Debt prepayment premium	—	1,984
Loss on sale and retirement of assets	5,435	5,756
Equity earnings	(2,479)	(2,960)
Distributions from equity investments	3,075	3,375
Equity method incentive compensation expense	—	2,276
Amortization of prior service cost and net actuarial loss	—	1,471
Changes in components of operating assets and liabilities:
Restricted cash	(5,633)	5,283
Accounts receivable and other accounts receivable	(12,906)	(19,868)
Affiliate accounts receivable	326	289
Inventory	(13,810)	(14,433)
Accounts payable	2,808	(13,128)
Affiliate accounts payable	4,290	(227)
Affiliate payroll and benefits	(7,345)	(430)
Accrued interest payable	13,011	9,985
Accrued taxes other than income	1,825	4,469
Accrued product purchases	(13,006)	(19,351)
Long-term affiliate pension and benefits	1,649	(9,590)
Current and noncurrent environmental liabilities	1,138	2,553
Other current and noncurrent assets and liabilities	1,559	614

Net cash provided by operating activities	163,986	177,688
Investing Activities:
Property, plant and equipment:
Additions to property, plant and equipment	(105,597)	(136,115)
Proceeds from sale of assets	1,273	893
Changes in accounts payable	—	(9,811)
Prepaid construction costs from related party	4,500	—

Net cash used by investing activities	(99,824)	(145,033)
Financing Activities:
Distributions paid	(153,486)	(174,363)
Net borrowings under revolver	20,500	119,500
Borrowings under notes	—	248,900
Payments on notes	—	(272,555)
Debt placement costs	(427)	(2,669)
Payment of debt prepayment premium	—	(1,984)
Net receipt from financial derivatives	—	4,556
Capital contributions by affiliate	25,742	37,580
Change in outstanding checks	7,076	1,990
Other	17	—

Net cash used by financing activities	(100,578)	(39,045)

Change in cash and cash equivalents	(36,416)	(6,390)
Cash and cash equivalents at beginning of period	36,489	6,390

Cash and cash equivalents at end of period	$73	$—

Supplemental non-cash financing activity:
Issuance of common units in settlement of 2004 long-term incentive plan awards	$—	$7,406

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation and Other

Organization and Basis of Presentation

Unless indicated otherwise, the terms “our,” “we,” “us” and similar language refer to Magellan Midstream Partners, L.P., together with our subsidiaries. We are a publicly traded Delaware limited partnership. Magellan GP, LLC, a Delaware limited liability company, serves as our general partner and owns an approximate 2% general partner interest in us as well as all of our incentive distribution rights. Magellan GP, LLC is a wholly-owned subsidiary of Magellan Midstream Holdings, L.P. (“MGG”), a publicly traded Delaware limited partnership. We and Magellan GP, LLC have contracted with Magellan Midstream Holdings GP, LLC (“MGG GP”), MGG’s general partner, to provide all general and administrative (“G&A”) services and operating functions required for our operations.

We operate and report in three business segments: the petroleum products pipeline system, the petroleum products terminals and the ammonia pipeline system. Our reportable segments offer different products and services and are managed separately because each requires different marketing strategies and business knowledge.

In the opinion of management, our accompanying consolidated financial statements, which are unaudited except for the consolidated balance sheet as of December 31, 2006, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2007 and the results of operations for the three and nine months ended September 30, 2006 and 2007 and cash flows for the nine months ended September 30, 2006 and 2007. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

Other

Beginning in 2007, the state of Texas implemented a partnership-level tax based on a percentage of the financial results of our assets apportioned to the state of Texas. We have reported our estimate of this tax as provision (benefit) for income taxes on our consolidated statements of income. During the current quarter, we reduced our income tax accrual by approximately $1.1 million based on our current estimate for this 2007 tax liability.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Allocation of Net Income

For purposes of calculating earnings per unit, we allocated net income between our general partner and limited partners as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Allocation of net income to general partner:
Net income	$30,593	$59,444	$136,276	$170,598
Direct charges to the general partner:
Reimbursable G&A costs (a)	(31)	1,869	934	3,749
Previously indemnified environmental charges (b)	8,323	885	8,381	3,757

Total direct charges to general partner	8,292	2,754	9,315	7,506

Income before direct charges to general partner	38,885	62,198	145,591	178,104
General partner’s share of income (c)	27.13%	30.79%	27.08%	30.55%

General partner’s allocated share of net income before direct charges	10,550	19,149	39,428	54,414
Direct charges to general partner	(8,292)	(2,754)	(9,315)	(7,506)

Net income allocated to general partner	$2,258	$16,395	$30,113	$46,908

Net income	$30,593	$59,444	$136,276	$170,598
Less: net income allocated to general partner	2,258	16,395	30,113	46,908

Net income allocated to limited partners	$28,335	$43,049	$106,163	$123,690

(a)	Reimbursable G&A costs for the nine months ended September 30, 2007 include a $1.3 million non-cash expense related to a second-quarter payment by MGG Midstream Holdings, L.P., an affiliate which owns MGG GP. Except for this $1.3 million non-cash expense, the reimbursable G&A costs above represent G&A expenses during the periods presented that were required to be reimbursed to us by MGG under the terms of an omnibus agreement to which MGG is a party. Because our limited partners do not share in these costs, we have allocated these G&A expense amounts directly to our general partner. We have recorded these reimbursements, including the $1.3 million non-cash item, as capital contributions from an affiliate.

(b)	We and our general partner entered into an agreement with a former affiliate to settle certain of our former affiliate’s indemnification obligations to us (see Note 12—Commitments and Contingencies). Under this agreement, our former affiliate paid us $117.5 million, which we recorded as a capital contribution from our general partner. Since our limited partners do not share in these costs, we have allocated the expenses incurred related to this previous indemnification agreement directly to our general partner.

(c)	For periods when the distributions we pay exceed our net income, the general partner’s percentage share of income is its proportion of cash distributions paid for the period. For periods when net income exceeds the cash distributions we pay, the general partner’s percentage share of income is its proportion of theoretical cash distributions that equal net income. The cash distributions we paid for the three months ended September 30, 2006 exceeded our net income for that period; therefore, the general partner’s share of income was its proportion of cash distributions paid for that quarter. For the three months ended September 30, 2007, our net income exceeded the cash distributions we will pay for that period; therefore, the general partner’s share of income was allocated based on a theoretical cash distribution of $0.6469 per limited partner unit, at which rate cash distributions to the limited and general partners would equal net income for the period. The general partner’s share of distributions for the nine months ended September 30, 2006 was equal to its share of actual first and third quarter 2006 distributions plus its share of theoretical distributions for second quarter 2006. During 2007, cash distributions have exceeded net income only for the first quarter; therefore, the general partner’s share of distributions for the nine months ended September 30, 2007 was equal to its share of actual distributions paid for the first quarter and theoretical distributions for the second and third quarters.

The process for allocating quarterly net income, as discussed above, is solely for purposes of calculating earnings per limited partner unit.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Comprehensive Income

Comprehensive income is the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The term other comprehensive income refers to revenues, expenses, gains, and losses that, under generally accepted accounting principles (“GAAP”), are included in comprehensive income but excluded from net income. The reconciliation of net income to comprehensive income follows below (in thousands). For information on all of our derivative instruments, see Note 11 – Derivative Financial Instruments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net income	$30,593	$59,444	$136,276	$170,598
Change in fair value of cash flow hedges	338	—	(648)	5,018
Amortization of net loss (gain) on cash flow hedges	53	(42)	158	103
Amortization of prior service cost and net actuarial loss	—	473	—	1,471

Other comprehensive income (loss)	391	431	(490)	6,592

Comprehensive income	$30,984	$59,875	$135,786	$177,190

4. Asset Impairment

In second quarter 2007, we recorded a $1.3 million charge against the earnings of our petroleum products pipeline system segment associated with an impairment of a certain section of our pipeline in Illinois and Missouri, most of which was idle. The impairment charge was included in operating expenses on our consolidated statements of income and the tables included in our segment disclosures noted below for the nine months ended September 30, 2007. An impairment analysis was initiated as a result of an offer from a third party to acquire this section of pipe. The carrying value of the pipeline prior to the impairment was $3.0 million. The fair value of this asset ($1.7 million) was determined using discounted cash flow techniques.

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

We believe that investors benefit from having access to the same financial measures being used by management. Operating margin, which is presented in the tables below, is an important measure used by management to evaluate the economic performance of our core operations. This measure forms the basis of our internal financial reporting and is used by management in deciding how to allocate capital resources between segments. Operating margin is not a GAAP measure, but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the tables below. Operating profit includes expense items, such as depreciation and amortization and G&A expenses, that management does not consider when evaluating the core profitability of our operations.

Beginning in 2007, commercial and operating responsibilities for our two inland terminals in the Dallas, Texas area were transferred from the petroleum products terminals segment to our petroleum products pipeline system segment. As a result, historical financial results for our segments have been adjusted to conform to the current period’s presentation.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2006
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$112,667	$29,372	$3,517	$(854)	$144,702
Product sales revenues	167,537	4,225	—	—	171,762
Affiliate management fee revenue	173	—	—	—	173

Total revenues	280,377	33,597	3,517	(854)	316,637
Operating expenses	57,623	10,885	4,163	(1,620)	71,051
Product purchases	168,374	1,496	—	(129)	169,741
Equity earnings	(814)	—	—	—	(814)

Operating margin (loss)	55,194	21,216	(646)	895	76,659
Depreciation and amortization	9,587	4,500	200	895	15,182
Affiliate G&A expenses	12,168	4,318	556	—	17,042

Segment profit (loss)	$33,439	$12,398	$(1,402)	$—	$44,435

	Three Months Ended September 30, 2007
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$118,862	$32,786	$3,672	$(828)	$154,492
Product sales revenues	161,993	5,294	—	—	167,287
Affiliate management fee revenue	178	—	—	—	178

Total revenues	281,033	38,080	3,672	(828)	321,957
Operating expenses	46,432	13,521	5,950	(1,461)	64,442
Product purchases	152,189	1,867	—	(130)	153,926
Equity earnings	(1,091)	—	—	—	(1,091)

Operating margin (loss)	83,503	22,692	(2,278)	763	104,680
Depreciation and amortization	9,980	4,974	197	763	15,914
Affiliate G&A expenses	12,119	4,463	637	—	17,219

Segment profit (loss)	$61,404	$13,255	$(3,112)	$—	$71,547

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2006
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$311,841	$92,514	$11,666	$(2,573)	$413,448
Product sales revenues	482,976	10,488	—	—	493,464
Affiliate management fee revenue	518	—	—	—	518

Total revenues	795,335	103,002	11,666	(2,573)	907,430
Operating expenses	140,196	34,744	9,396	(4,855)	179,481
Product purchases	453,813	4,766	—	(386)	458,193
Equity earnings	(2,479)	—	—	—	(2,479)

Operating margin	203,805	63,492	2,270	2,668	272,235
Depreciation and amortization	29,087	13,404	580	2,668	45,739
Affiliate G&A expenses	34,142	12,017	1,647	—	47,806

Segment profit	$140,576	$38,071	$43	$—	$178,690

	Nine Months Ended September 30, 2007
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$340,558	$96,549	$13,085	$(2,479)	$447,713
Product sales revenues	480,729	13,123	—	—	493,852
Affiliate management fee revenue	534	—	—	—	534

Total revenues	821,821	109,672	13,085	(2,479)	942,099
Operating expenses	131,688	40,627	17,470	(4,341)	185,444
Product purchases	438,548	6,335	—	(389)	444,494
Equity earnings	(2,960)	—	—	—	(2,960)

Operating margin (loss)	254,545	62,710	(4,385)	2,251	315,121
Depreciation and amortization	29,405	14,806	587	2,251	47,049
Affiliate G&A expenses	37,352	13,402	1,891	—	52,645

Segment profit (loss)	$187,788	$34,502	$(6,863)	$—	$215,427

Segment assets	$1,412,498	$594,419	$24,489	$—	$2,031,406

Corporate assets					25,261

Total assets					$2,056,667

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Related Party Disclosures

Affiliate Entity Transactions

We have a 50% ownership interest in Osage Pipe Line Company, LLC (“Osage Pipeline”) and are paid a management fee for its operation. During both the three month periods ended September 30, 2006 and 2007, we received operating fees from Osage Pipeline of $0.2 million, which we reported as affiliate management fee revenue. Affiliate management fee revenue for both the nine months ended September 30, 2006 and 2007 was $0.5 million.

Transactions between us and our affiliates are accounted for as affiliate transactions. The following table summarizes affiliate costs and expenses that are reflected in the accompanying consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
MGG GP—allocated operating expenses	18,234	20,923	54,316	59,798
MGG GP—allocated G&A expenses	9,801	12,160	30,139	34,537

Under our services agreement with MGG GP, we reimburse MGG GP for costs of employees necessary to conduct our operations. The affiliate payroll and benefits accruals associated with this agreement at December 31, 2006 and September 30, 2007 were $18.7 million and $18.2 million, respectively, and the long-term affiliate pension and benefits accruals associated with this agreement at December 31, 2006 and September 30, 2007 were $29.3 million and $19.7 million, respectively. We settle our affiliate payroll, payroll-related expenses and non-pension postretirement benefit costs with MGG GP on a monthly basis. We settle our long-term affiliate pension liabilities through payments to MGG GP when MGG GP makes contributions to its pension funds.

MGG has agreed to reimburse us for G&A expenses (excluding equity-based compensation) in excess of a G&A cap as defined in the omnibus agreement. We do not expect to receive reimbursements under this agreement beyond 2008. The amount of G&A costs required to be reimbursed by MGG to us was $0.9 million for the nine months ended September 30, 2006 and $1.9 million and $3.7 million for the three and nine months ended September 30, 2007, respectively. Our G&A expenses for the three months ended September 30, 2006 were below the cap, and we did not receive any reimbursement from MGG for G&A expenses related to that quarter. Reimbursable G&A costs for the nine months ended September 30, 2007 included a $1.3 million non-cash expense related to a payment by MGG Midstream Holdings, L.P. (“MGG MH”), an affiliate which owns MGG GP, to one of our executive officers in connection with the April 2007 sale by MGG MH of limited partner interests in MGG.

Other Related Party Transactions

MGG, which owns our general partner, is partially owned by an affiliate of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”). During 2006 and through January 30, 2007, one or more of the members of our general partner’s eight-member board of directors were representatives of CRF. The board of directors of our general partner adopted procedures internally to assure that our proprietary and confidential information was protected from disclosure to competing companies in which CRF owned an interest. As part of these procedures, CRF agreed that none of its representatives would serve on our general partners’ board of directors and on the boards of directors of competing companies in which CRF owned an interest. CRF is part of an investment group that has purchased Knight, Inc. (formerly known as Kinder Morgan, Inc.). To alleviate competitive concerns the Federal Trade Commission (“FTC”) raised regarding this transaction, CRF agreed with the FTC to remove their representatives from our general partner’s board of directors. CRF’s agreement with the FTC was announced on January 25, 2007, and as of January 30, 2007, all of the representatives of CRF voluntarily resigned from the board of directors of our general partner.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2006 and through January 30, 2007, CRF had total combined general and limited partner interests in SemGroup, L.P. (“SemGroup”) of approximately 30%. During the aforementioned time period, one of the members of the seven-member board of directors of SemGroup’s general partner was a representative of CRF, with three votes on that board. Through our affiliates, we were a party to a number of arms-length transactions with SemGroup and its affiliates, which we had historically disclosed as related party transactions. For accounting purposes, we have not classified SemGroup as a related party since the voluntary resignation of the CRF representatives from our general partner’s board of directors as of January 30, 2007. A summary of our transactions with SemGroup during 2006 and for the period from January 1, 2007 through January 30, 2007 is provided in the following table (in millions):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006	Period From January 1, 2007 Through January 30, 2007
Product sales revenues	$39.0	$100.1	$20.5
Product purchases	10.9	31.7	14.5
Terminalling and other services revenues	0.7	3.7	0.3
Storage tank lease revenues	0.8	2.5	0.4
Storage tank lease expense	0.3	0.8	0.1

In addition to the above, we provide common carrier transportation services to SemGroup. As of December 31, 2006, we had recognized a receivable of $4.0 million from and a payable of $18.8 million to SemGroup and its affiliates. The receivable was included with the accounts receivable amount and the payable was included with the accrued product purchases amount on our December 31, 2006 consolidated balance sheet.

In February 2006, we signed an agreement with an affiliate of SemGroup under which we agreed to construct two 200,000 barrel tanks on our property at El Dorado, Kansas, to sell these tanks to SemGroup’s affiliate and to lease these tanks back under a 10-year operating lease. Through September 30, 2006, we had received $4.5 million associated with this transaction from SemGroup’s affiliate, which we reported as prepaid construction costs from related party on our consolidated statement of cash flows. We received no funds associated with this transaction during the 2007 period in which SemGroup was classified as a related party.

John P. DesBarres serves as an independent board member of our general partner’s board of directors and also serves as a board member for American Electric Power Company, Inc. (“AEP”). During the three and nine months ended September 30, 2006, our operating expenses included $0.8 million and $2.3 million, respectively, of power costs incurred with Public Service Company of Oklahoma (“PSO”), which is a subsidiary of AEP. During the three and nine months ended September 30, 2007, our operating expenses included $0.7 million and $2.0 million, respectively, of power costs incurred with PSO. We had no amounts payable to or receivable from PSO or AEP at December 31, 2006 or September 30, 2007.

Because our distributions have exceeded target levels as specified in our partnership agreement, our general partner receives approximately 50% of any incremental cash distributed per limited partner unit. As of September 30, 2007, our executive officers collectively owned approximately 5% of MGG MH, which currently owns approximately 14% of MGG, the owner of our general partner; therefore, our executive officers also benefit from distributions to our general partner. Assuming we have sufficient available cash to continue to pay distributions on all of our outstanding units for four quarters at our current quarterly distribution level of $0.64375 per unit, our general partner would receive annual distributions of approximately $75.8 million on its combined general partner interest and incentive distribution rights.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Inventory

Inventory at December 31, 2006 and September 30, 2007 was as follows (in thousands):

	December 31, 2006	September 30, 2007
Refined petroleum products	$45,839	$35,032
Natural gas liquids	28,848	38,472
Transmix	14,449	26,681
Additives	2,026	5,420
Other	388	378

Total inventory	$91,550	$105,983

8. Equity Investment

We use the equity method to account for our 50% ownership interest in Osage Pipeline. The remaining 50% interest is owned by National Cooperative Refining Association (“NCRA”) in McPherson, Kansas. The 135-mile Osage pipeline transports crude oil from Cushing, Oklahoma to El Dorado, Kansas and has connections to the NCRA refinery and the Frontier refinery in El Dorado, Kansas. Our agreement with NCRA calls for equal sharing of Osage Pipeline’s net income. Income from our equity investment in Osage Pipeline is included with our petroleum products pipeline system. Summarized financial information for Osage Pipeline for the three and nine months ended September 30, 2006 and 2007 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues	$3,736	$4,014	$10,890	$11,437
Net income	$1,960	$2,514	$5,955	$6,916

Condensed balance sheets for Osage Pipeline as of December 31, 2006 and September 30, 2007 are presented below (in thousands):

	December 31, 2006	September 30, 2007
Current assets	$5,015	$5,254
Noncurrent assets	$4,278	$4,381
Current liabilities	$697	$873
Members’ equity	$8,596	$8,762

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of our equity investment in Osage Pipeline is as follows (in thousands):

	Nine Months Ended September 30,
	2006	2007
Investment at beginning of period	$24,888	$24,087
Earnings in equity investment:
Proportionate share of earnings	2,977	3,458
Amortization of excess investment	(498)	(498)

Net earnings in equity investment	2,479	2,960
Cash distributions	(3,075)	(3,375)

Equity investment at end of period	$24,292	$23,672

Our initial investment in Osage Pipeline included an excess net investment amount of $21.7 million, which is being amortized over the average lives of Osage Pipeline’s assets. Excess investment is the amount by which our initial investment exceeded our proportionate share of the book value of the net assets of the investment. The unamortized excess net investment amount at December 31, 2006 and September 30, 2007 was $19.8 million and $19.3 million, respectively, and represents additional value of the underlying identifiable assets.

9. Employee Benefit Plans

MGG GP sponsors a pension plan for union employees, a pension plan for non-union employees and a postretirement benefit plan for selected employees. The following table presents our consolidated net periodic benefit costs related to these plans during the three and nine months ended September 30, 2006 and 2007 (in thousands):

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Pension Benefits	Other Post-Retirement Benefits	Pension Benefits	Other Post-Retirement Benefits
Components of Net Periodic Benefit Costs:
Service cost	$1,397	$72	$4,191	$352
Interest cost	552	86	1,655	626
Expected return on plan assets	(476)	—	(1,429)	—
Amortization of prior service cost	169	(766)	508	133
Amortization of actuarial loss	134	275	403	506

Net periodic benefit cost	$1,776	$(333)	$5,328	$1,617

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	Pension Benefits	Other Post-Retirement Benefits	Pension Benefits	Other Post-Retirement Benefits
Components of Net Periodic Benefit Costs:
Service cost	$1,430	$133	$4,327	$400
Interest cost	626	257	1,916	770
Expected return on plan assets	(791)	—	(1,883)	—
Amortization of prior service cost	169	45	508	133
Amortization of actuarial loss	87	172	314	516

Net periodic benefit cost	$1,521	$607	$5,182	$1,819

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contributions made to the pension plans in July 2007 were $15.0 million, which exceeded amounts we had estimated at December 31, 2006 by approximately $9.5 million. This increase was due to contributions which were made in connection with the implementation of new requirements under the provisions of the Pension Protection Act of 2006.

10. Debt

Our debt at December 31, 2006 and September 30, 2007 was as follows (in thousands):

	December 31, 2006	September 30, 2007
Revolving credit facility	$20,500	$140,000
6.45% Notes due 2014	249,589	249,622
5.65% Notes due 2016	248,520	248,518
6.40% Notes due 2037	—	248,905
Magellan Pipeline notes	270,839	—

Total debt	$789,448	$887,045

Our debt is non-recourse to our general partner.

Revolving Credit Facility. In September 2007, we amended and restated our revolving credit facility to increase the borrowing capacity from $400.0 million to $550.0 million. In addition, the maturity date of the revolving credit facility was extended from May 2011 to September 2012. We incurred $0.2 million of legal and other costs associated with this amendment. Borrowings under the facility remain unsecured and incur interest at LIBOR plus a spread that ranges from 0.3% to 0.8% based on our credit ratings and amounts outstanding under the facility. As of September 30, 2007, $140.0 million was outstanding under this facility, and $3.3 million was obligated for letters of credit. The obligations for letters of credit are not reflected as debt on our consolidated balance sheets. The weighted-average interest rate on borrowings outstanding under the facility at September 30, 2006 and 2007 was 5.8% and 5.9%, respectively.

6.45% Notes due 2014. In May 2004, we sold $250.0 million aggregate principal of 6.45% notes due 2014 in an underwritten public offering. The notes were issued for the discounted price of 99.8%, or $249.5 million, and the discount is being accreted over the life of the notes. Including the impact of amortizing the gains realized on the interest hedges associated with these notes (see Note 11–Derivative Financial Instruments), the effective interest rate of these notes is 6.3%. Interest is payable semi-annually in arrears on June 1 and December 1 of each year.

5.65% Notes due 2016. In October 2004, we issued $250.0 million of senior notes due 2016 in an underwritten public offering. The notes were issued for the discounted price of 99.9%, or $249.7 million, and the discount is being accreted over the life of the notes. Including the impact of amortizing the losses realized on the hedges associated with these notes (see Note 11–Derivative Financial Instruments), the weighted-average interest rate of these notes at September 30, 2006 and 2007 was 6.0% and 5.9%, respectively. Interest is payable semi-annually in arrears in April and October of each year. The outstanding principal amount of the notes was decreased by $1.2 million at both December 31, 2006 and September 30, 2007 for the fair value of the associated hedge.

6.40% Notes due 2037. In April 2007, we issued $250.0 million of 6.4% notes due 2037 in an underwritten public offering. The notes were issued for the discounted price of 99.6%, or $248.9 million, and the discount is being accreted over the life of the notes. Net proceeds from the offering, after underwriter discounts of $2.2 million and offering costs of $0.3 million, were $246.4 million. The net proceeds from this offering were used to repay our Magellan Pipeline Company, L.P. (“Magellan Pipeline”) notes, as discussed below. Including the impact of amortizing the gains realized on the interest hedges associated with these notes (see Note 11—Derivative Financial Instruments), the effective interest rate of these notes is 6.3%.

Magellan Pipeline Notes. In connection with the long-term financing of our acquisition of Magellan Pipeline, we and Magellan Pipeline entered into a note purchase agreement in October 2002. At December 31, 2006, $272.6 million of senior notes were outstanding pursuant to this agreement. Because the notes were due in October 2007, this amount was reflected as current portion of long-term debt on our consolidated balance sheets. The outstanding principal amount of the notes at December 31, 2006 was decreased by $1.8 million for the fair value of associated hedges (see Note 11–Derivative Financial Instruments). We repaid these notes in May 2007, together with a make-whole premium of $2.0 million and accrued interest of $1.5 million, with net proceeds from a $250.0 million public offering of 30-year senior notes (see 6.40% Notes due 2037 above) and borrowings under our revolving credit facility. Prior to this repayment, we made deposits in an escrow account in anticipation of semi-annual interest payments on these notes. Deposits of $5.3 million at December 31, 2006 were reflected as restricted cash on our consolidated balance sheet.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Derivative Financial Instruments

We use interest rate derivatives to help us manage interest rate risk. The following table summarizes cash flow hedges we had settled and recorded to other comprehensive income (loss) as of September 30, 2007 associated with various debt offerings (in millions):

Hedge	Date	Gain/(Loss)	Amortization Period
Interest rate swaps and treasury lock	May 2004	$ 5.1	10-year life of 6.45% notes
Interest rate swaps	October 2004	(6.3)	12-year life of 5.65% notes
Interest rate swaps	April 2007	5.3	30-year life of 6.40% notes

The following hedges were settled during 2007:

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

•

During May 2004, we entered into certain interest rate swap agreements with notional amounts of $250.0 million to hedge against changes in the fair value of a portion of the Magellan Pipeline notes. The fair value of these hedges at December 31, 2006 was $(1.8) million, which was recorded to other current liabilities and current portion of long-term debt. We unwound these agreements in May 2007 in conjunction with the repayment of the Magellan Pipeline notes, resulting in payments totaling $1.1 million to the hedge counterparties, of which $0.9 million was recorded to other expense and $0.2 million was recorded as a reduction of accrued interest.

Additionally, in October 2004, we entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016, which were issued in October 2004. We have accounted for this agreement as a fair value hedge. The notional amount of this agreement is $100.0 million and effectively converts $100.0 million of our 5.65% fixed-rate senior notes issued in October 2004 to floating-rate debt. Under the terms of the agreement, we receive the 5.65% fixed rate of the notes and pay LIBOR plus 0.6%. The agreement began in October 2004 and terminates in October 2016, which is the maturity date of the related notes. Payments settle in April and October each year with LIBOR set in arrears. During each period we record the impact of this swap based on the forward LIBOR curve. Any differences between actual LIBOR determined on the settlement date and our estimate of LIBOR results in an adjustment to our interest expense. A 0.25% change in LIBOR would result in an annual adjustment to our interest expense of $0.3 million associated with this hedge. The fair value of this hedge at both December 31, 2006 and September 30, 2007 was $(1.2) million, which was recorded to other deferred liabilities and long-term debt.

We also use derivatives to help us manage product purchases and sales. Derivatives that qualify for and are designated as normal purchases and sales are accounted for using traditional accrual accounting. As of September 30, 2007, we had commitments under forward purchase contracts for product purchases that will be accounted for as normal purchases totaling approximately $11.3 million. Additionally, we had commitments under forward sales contracts for product sales that will be accounted for as normal sales totaling approximately $45.1 million.

12. Commitments and Contingencies

Environmental Liabilities. Liabilities recognized for estimated environmental costs were $57.8 million and $60.3 million at December 31, 2006 and September 30, 2007, respectively. Environmental liabilities have been classified as current or noncurrent based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental liabilities will be paid over the next ten years.

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

Kansas City, Kansas Release. During the second quarter of 2005, we experienced a line break and release of approximately 2,900 barrels of product on our petroleum products pipeline system near our Kansas City, Kansas terminal. As of September 30, 2007, we have estimated remediation costs associated with this release of approximately $2.8 million. Through September 30, 2007, we have spent $2.0 million on remediation associated with this release and, as of September 30, 2007, have recorded associated environmental liabilities of $0.8 million. We have recognized a receivable of $1.2 million from our insurance carrier for this matter. We have included this release with the other releases discussed in Petroleum Products EPA Issue above in negotiating any penalties or other injunctive relief that might be assessed.

Independence, Kansas Release. During the first quarter of 2006, we experienced a line break and release of approximately 3,200 barrels of product on our petroleum products pipeline system near Independence, Kansas. As of September 30, 2007, we have estimated remediation costs associated with this release of approximately $5.2 million. Through September 30, 2007, we have spent $3.7 million on remediation associated with this release and, as of September 30, 2007, have recorded associated environmental liabilities of $1.5 million and a receivable of $3.6 million from our insurance carrier. We have included this release with the other releases discussed in Petroleum Products EPA Issue above in negotiating any penalties or other injunctive relief that might be assessed.

Ammonia EPA Issue. In February 2007, we received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by us and operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of our ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million for which the third-party operator has requested indemnification. In March 2007, we also received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. The third-party operator has subsequently settled this criminal investigation with the DOJ by paying a $1.0 million fine. We believe that we do not have an obligation to indemnify or defend the third-party operator against the DOJ criminal investigations. The DOJ stated in its notice to us that it does not expect us or

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. We have accrued an amount for these matters based on our best estimates that is less than the maximum statutory penalties. We are currently in discussions with the EPA, DOJ and the third-party operator regarding these two releases; however, we are unable to determine what our ultimate liability could be for these matters. Adjustments to our recorded liability resulting from a final settlement with the EPA, which could occur in the near term, could be material to our results of operations and cash flows.

PCB Impacts. We have identified polychlorinated biphenyls (“PCB”) impacts at two of our petroleum products terminals that we are in the process of assessing. It is possible that in the near term, after our assessment process is complete, the PCB contamination levels could require corrective actions. We are unable at this time to determine what the corrective actions and associated costs might be. The costs of any corrective actions associated with these PCB impacts could be material to our results of operations and cash flows.

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

At December 31, 2006 and September 30, 2007, known liabilities that would have been covered by this indemnity agreement were $45.7 million and $45.5 million, respectively. Through September 30, 2007, we have spent $39.7 million of the $117.5 million indemnification settlement amount for indemnified matters, including $17.3 million of capital costs. The cash we have received from the indemnity settlement is not reserved and has been used for our various other cash needs, including expansion capital spending.

Environmental Receivables. Receivables from insurance carriers and other entities related to environmental matters were $5.9 million and $6.7 million at December 31, 2006 and September 30, 2007, respectively.

Unrecognized product gains. Our petroleum products terminals operations generate product overages and shortages. When our petroleum products terminals experience net product shortages, we recognize expense for those losses in the periods in which they occur. When our petroleum products terminals experience net product overages, we have product on hand for which we have no cost basis. Therefore, these net overages are not recognized in our financial statements until the associated barrels are either sold or used to offset product losses. The combined net unrecognized product overages for our petroleum products terminals operations had a market value of approximately $7.8 million as of September 30, 2007. However, the actual amounts we will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

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

In February 2004, the Compensation Committee approved approximately 159,000 unit award grants pursuant to the LTIP. These units vested on December 31, 2006, and, because we exceeded certain performance metrics, the actual number of units awarded with this grant totaled approximately 285,000. The value of these units on December 31, 2006 was $11.0 million. We settled these award grants in January 2007 by issuing and distributing 184,905 limited partner units to the participants. The difference between the units issued to the participants and the total units accrued for represented the minimum tax withholdings associated with this award settlement. We paid associated tax withholdings and employer taxes of $3.9 million and $0.5 million, respectively, in January 2007.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2005, the Compensation Committee approved approximately 160,600 unit award grants pursuant to the LTIP. The actual number of units that will be awarded under this grant is based on the attainment of long-term performance metrics. The number of units that could ultimately be issued under this award ranges from zero up to a total of 298,600 as adjusted for estimated forfeitures and retirements; however, the awards are also subject to personal and other performance components which could increase or decrease the number of payout units by as much as 20%. The units vest on December 31, 2007. As of September 30, 2007, approximately 11,300 award grants have been forfeited. We do not anticipate additional forfeitures prior to the vesting date. We have estimated the number of units that will be awarded under this grant to be approximately 298,600, the fair value of which was $39.39 per unit or $11.8 million on September 30, 2007. Unrecognized estimated compensation expense associated with these award grants as of September 30, 2007 was $1.0 million, which will be recognized over the next three months. There was no impact on our cash flows from these award grants during the first nine months of 2006 and 2007.

During 2006, the Compensation Committee approved approximately 178,500 unit award grants pursuant to the LTIP. There was no impact on our cash flows associated with these award grants during the first nine months of 2006 and 2007. These award grants are being accounted for as follows:

•

Approximately 139,700 are based on the attainment of long-term performance metrics. These units vest on December 31, 2008. The number of units that could ultimately vest under this component of the award ranges from zero to approximately 258,500 as adjusted for expected forfeitures and retirements. We have accounted for these award grants using the equity method. The weighted-average fair value of the awards on the grant date was $24.67 per unit, which was based on our unit price on the grant date less the present value of the per-unit estimated cash distributions during the vesting period. As of September 30, 2007, approximately 9,400 award grants have been forfeited and we expect an additional 1,100 will be forfeited prior to the vesting date. During the current quarter, we increased our estimate of the number of payout units under this grant from 232,700 to approximately 245,600 based on our estimate of obtaining above-target results compared to the established performance metrics. The grant date fair value of these award grants was $6.1 million and the unrecognized compensation cost on September 30, 2007 was $2.7 million, which will be recognized over the next 15 months.

•

Approximately 34,900 are based on the attainment of long-term performance metrics and the individual’s personal performance. These units vest on December 31, 2008. The number of units that could ultimately vest under this component of the award ranges from zero to approximately 64,600 as adjusted for expected forfeitures and retirements; however, the awards are also subject to personal performance components which could increase or decrease the number of units to be paid out by as much as 100%. We have accounted for these award grants using the liability method; therefore, the compensation expense we recognize is based on the fair value of the unit awards and the percentage of the service period completed at each period end. As of September 30, 2007, approximately 2,300 award grants have been forfeited and we expect an additional 300 will be forfeited prior to the vesting date. During the current quarter, we increased our estimate of the number of payout units under this grant from 58,200 to approximately 61,400 based on our estimate of obtaining above-target results compared to the established performance metrics. The fair value of these award grants was $36.75 per unit or $2.3 million on September 30, 2007, and the unrecognized estimated compensation cost on that date was $1.0 million, which will be recognized over the next 15 months.

•

An additional 3,900 award grants were approved with various vesting dates. As of September 30, 2007, approximately 2,600 of these award grants have been forfeited and we do not anticipate additional forfeitures prior to vesting date. We are using the equity method to account for most of the remaining award grants. The value of these award grants was approximately $0.1 million on September 30, 2007, and the unrecognized estimated compensation cost on that date was less than $0.1 million, which will be recognized over the next 3 months.

During 2007, the Compensation Committee approved approximately 159,700 unit award grants pursuant to the LTIP. There was no impact on our cash flows from these award grants during the first nine months of 2007. These award grants have a three-year vesting period which will end on December 31, 2009; however, the grants are broken into three equal tranches. Under the first tranche, 80% of the payouts are based on performance metrics set for the 2007 fiscal year. Under the second and third tranches, 80% of the payouts will be based on performance metrics that will be established in the first quarter of each respective year. Under all three tranches, 20% of the payouts are based on personal performance, and payouts will be determined by the Compensation Committee. The first tranche of this award is being accounted for as follows:

•

Approximately 42,600 of the unit awards are based on attainment of 2007 performance metrics. The number of units that could ultimately vest under this component of the award ranges from zero to approximately 81,300 as adjusted for expected forfeitures and retirements. We have accounted for these award grants using the equity method. The weighted-

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

average fair value of the awards on the grant date was $32.76 per unit, which was based on our closing unit price on the grant date, less the present value of the per-unit estimated cash distributions during the vesting period. During the current quarter, management revised its estimate of the above-target payout we expect to achieve and increased the number of expected payout units under this component of the award grant from 59,100 to 76,700. The grant date fair value of these award grants was $2.5 million. The unrecognized compensation cost on September 30, 2007 was $2.0 million, which will be recognized over the next 27 months.

•

Approximately 10,600 of the unit awards are based on the attainment of long-term performance metrics and the individual’s personal performance. The number of units that could ultimately vest under this component of the award ranges from zero to approximately 20,300 as adjusted for expected forfeitures and retirements; however, the awards are also subject to personal performance components which could increase or decrease the number of units to be paid out by as much as 100%. We have accounted for these award grants using the liability method; therefore, the compensation expense we recognize is based on the fair value of unit awards and the percentage of the service period completed at each period end. The fair value of these unit awards at September 30, 2007 was $33.98 per unit. Management currently estimates that we will achieve an above-target payout and during the current quarter we increased the number of expected payout units under this component of the award grant from 14,800 to 19,200. The fair value of these unit awards on September 30, 2007 was $0.7 million and the estimated unrecognized compensation expense was $0.5 million, which will be recognized over the next 27 months.

Accounting for the second tranche of this award will begin on January 1, 2008 when the 2008 performance metrics are established. The fair value of the unit awards associated with the second tranche will be amortized over a two-year period that will end on the December 31, 2009 vesting date.

An additional 2,600 award grants were approved during 2007 which have a vesting date of December 31, 2008. We are using the equity method to account for these award grants. The grant date fair value of these award grants was approximately $0.2 million and the unrecognized estimated compensation cost on September 30, 2007 was $0.1 million, which will be recognized over the next 15 months.

Our equity-based incentive compensation expense for the three and nine months ended September 30, 2006 and 2007 is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Awards prior to 2004	$—	$—	$(93)	$—
2004 awards	1,679	—	3,407	519
2005 awards	1,591	68	3,177	3,555
2006 awards	1,179	782	1,742	2,267
2007 awards	—	386	—	755

Total	$4,449	$1,236	$8,233	$7,096

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Distributions

We paid the following distributions during 2006 and 2007 (in thousands, except per unit amounts):

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Common Units	Subordinated Units	General Partner	Total Cash Distribution
02/14/06	$0.55250	$33,526	$3,138	$12,839	$49,503
05/15/06	0.56500	37,494	—	13,668	51,162
08/14/06	0.57750	38,323	—	14,498	52,821

Through 09/30/06	1.69500	109,343	3,138	41,005	153,486
11/14/06	0.59000	39,153	—	15,327	54,480

Total	$2.28500	$148,496	$3,138	$56,332	$207,966

02/14/07	$0.60250	$40,094	$—	$16,197	$56,291
05/15/07	0.61625	41,009	—	17,112	58,121
08/14/07	0.63000	41,924	—	18,027	59,951

Through 09/30/07	1.84875	123,027	—	51,336	174,363
11/14/07(a)	0.64375	42,839	—	18,942	61,781

Total	$2.49250	$165,866	$—	$70,278	$236,144

(a)	Our general partner declared this cash distribution in October 2007 to be paid on November 14, 2007 to unitholders of record at the close of business on November 1, 2007.

15. Net Income Per Unit

The following table provides details of the basic and diluted net income per unit computations (in thousands, except per unit amounts):

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Income (Numerator)	Units (Denominator)	Per Unit Amount	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic net income per limited partner unit	$28,335	66,361	$0.43	$106,163	66,361	$1.60
Effect of dilutive restricted unit grants	—	283	—	—	176	—

Diluted net income per limited partner unit	$28,335	66,644	$0.43	$106,163	66,537	$1.60

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Income (Numerator)	Units (Denominator)	Per Unit Amount	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic net income per limited partner unit	$43,049	66,550	$0.65	$123,690	66,546	$1.86
Effect of dilutive restricted unit grants	—	—	—	—	3	—

Diluted net income per limited partner unit	$43,049	66,550	$0.65	$123,690	66,549	$1.86

Units reported as dilutive securities are related to phantom unit grants (see Note 13 – Long-Term Incentive Plan).

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Fair Value Measurements

In September 2006, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years; however, earlier application was encouraged. We have elected to adopt SFAS No. 157 effective January 1, 2007. Our fair value measurements as of September 30, 2007 using significant other observable inputs for interest rate swap derivatives were $(1.2) million.

17. Subsequent Events

In October 2007, our general partner declared a quarterly distribution of $0.64375 per unit to be paid on November 14, 2007 to unitholders of record at the close of business on November 1, 2007. Total distributions to be paid under this declaration are approximately $61.8 million (see Note 14—Distributions for details).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a publicly traded limited partnership formed to own, operate and acquire a diversified portfolio of complementary energy assets. We are principally engaged in the transportation, storage and distribution of refined petroleum products. As of September 30, 2007, our three operating segments include:

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

Recent Developments

Distribution. During October 2007, the board of directors of our general partner declared a quarterly cash distribution of $0.64375 per unit for the period of July 1 through September 30, 2007, representing the twenty-sixth consecutive distribution increase since our initial public offering in February 2001. This quarterly distribution will be paid on November 14, 2007 to unitholders of record on November 1, 2007.

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

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2007

	Three Months Ended		Variance
	September 30,		Favorable (Unfavorable)
	2006	2007	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)

Revenues:
Transportation and terminals revenues:
Petroleum products pipeline system	$112.6	$118.9	$6.3	6
Petroleum products terminals	29.4	32.7	3.3	11
Ammonia pipeline system	3.5	3.7	0.2	6
Intersegment eliminations	(0.9)	(0.8)	0.1	11

Total transportation and terminals revenues	144.6	154.5	9.9	7
Product sales	171.8	167.3	(4.5)	(3)
Affiliate management fees	0.2	0.2	—	—

Total revenues	316.6	322.0	5.4	2
Operating expenses:
Petroleum products pipeline system	57.6	46.4	11.2	19
Petroleum products terminals	10.9	13.5	(2.6)	(24)
Ammonia pipeline system	4.2	6.0	(1.8)	(43)
Intersegment eliminations	(1.6)	(1.5)	(0.1)	(6)

Total operating expenses	71.1	64.4	6.7	9
Product purchases	169.7	153.9	15.8	9
Equity earnings	(0.8)	(1.0)	0.2	25

Operating margin	76.6	104.7	28.1	37
Depreciation and amortization expense	15.2	16.0	(0.8)	(5)
Affiliate G&A expense	17.0	17.2	(0.2)	(1)

Operating profit	$44.4	$71.5	$27.1	61

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.051	$1.164
Volume shipped (million barrels)	84.7	78.6
Petroleum products terminals:
Marine terminal average storage utilized per month (million barrels)	20.5	21.8
Inland terminal throughput (million barrels)	28.7	30.9
Ammonia pipeline system:
Volume shipped (thousand tons)	159	133

Transportation and terminals revenues increased by $9.9 million resulting from higher revenues for each of our business segments primarily as described below:

•

an increase in petroleum products pipeline system revenues of $6.3 million. Transportation revenues increased as a result of higher average tariffs due in part to our mid-year 2007 tariff escalation, partially offset by lower transportation volumes due to various factors which resulted in several refineries which feed our system curtailing production during the current quarter. We also earned more ancillary revenues related to higher fees for leased storage as well as additional demand for our terminal and renewable fuels services during 2007; and

•

an increase in petroleum products terminals revenues of $3.3 million due to higher revenues at both our marine and inland terminals. Marine revenues increased primarily due to operating results from expansion projects, such as construction of additional storage tanks at our Galena Park, Texas facility that were placed into service beginning in late 2006. Inland terminal revenues increased due to record throughput volumes during the current period as well as higher additive fees.

Operating expenses declined by $6.7 million due to lower expenses at our petroleum products pipeline system, partially offset by higher costs at our other two business segments as described below:

•

a decrease in petroleum products pipeline system expenses of $11.2 million primarily due to more favorable product overages, which reduce operating expenses, lower integrity spending because of maintenance project timing and lower environmental expenses. During third quarter 2006, we incurred additional expense when we entered into a risk transfer agreement, whereby risk associated with certain known environmental sites was transferred to a contractor in order to mitigate our future financial exposure relative to those sites. Higher property taxes and personnel costs partially offset these favorable expense items;

•

an increase in petroleum products terminals expenses of $2.6 million primarily related to higher personnel and environmental costs as well as increased maintenance expense due to timing of tank inspection and cleaning projects; and

•

an increase in ammonia pipeline system expenses of $1.8 million primarily due to higher system integrity costs. We expect the amount of 2007 system integrity spending on our ammonia pipeline system to continue to be higher than 2006 as we complete the work necessary for the high consequence area testing mandated by federal regulations.

Product sales revenues primarily resulted from a third-party product supply agreement, our petroleum products blending operation, terminal product gains and transmix fractionation. Revenues from product sales were $167.3 million for the three months ended September 30, 2007 while product purchases were $153.9 million, resulting in gross margin from these transactions of $13.4 million. The gross margin resulting from product sales and purchases for the 2007 period increased $11.3 million compared to gross margin for the 2006 period of $2.1 million, resulting from product sales for the three months ended September 30, 2006 of $171.8 million and product purchases of $169.7 million. The 2006 period was negatively impacted by lower product supply agreement and fractionation margins due to rapidly declining gasoline and diesel fuel prices during third quarter 2006, resulting in our recognizing a lower-of-cost-or-market adjustment in the 2006 quarter. Comparatively, petroleum prices were essentially unchanged during the 2007 period. As we have previously disclosed, the gross margin we realize on these commodity activities can be substantially higher in periods when refined petroleum prices are increasing and substantially lower in periods when product prices are declining given that we follow an average inventory valuation methodology, which results in each period’s product purchases being influenced by the value of products held in that period’s beginning inventory.

Operating margin increased $28.1 million primarily due to higher revenues from each of our business segments, lower petroleum products pipeline expenses and higher gross margin from product sales in 2007.

Interest expense, net of interest capitalized and interest income, was $12.3 million for the three months ended September 30, 2007, which was $0.9 million lower than the $13.2 million related to the three months ended September 30, 2006. Our average debt outstanding, excluding fair value adjustments for interest rate hedges, increased to $883.2 million during 2007 from $808.3 million during 2006 principally due to borrowings on our revolving credit facility to fund expansion capital expenditures. However, the weighted-average interest rate on our borrowings, after giving effect to the impact of associated fair value hedges, decreased to 6.1% in the current period from 7.0% in the 2006 quarter primarily due to the refinancing of our pipeline notes during second quarter 2007 at a lower interest rate. Further, the amount of interest capitalized increased due to the higher level of capital spending over last year’s quarter.

Debt placement fee amortization was $0.2 million during third quarter 2007 compared to $0.7 million for the corresponding 2006 period. During second quarter 2007, we refinanced our pipeline notes with 30-year debt, which resulted in the related debt placement fees being amortized over a significantly longer period of time.

Benefit for income taxes was $0.4 million in third-quarter 2007 compared to $0.0 million in 2006. Beginning in 2007, the state of Texas implemented a partnership-level tax based on the financial results of our assets apportioned to the state of Texas. During third quarter 2007, we reduced our income tax accrual by $1.1 million based on our current estimate for this 2007 tax liability.

Net income was $59.4 million for the three months ended September 30, 2007 compared to $30.6 million for the three months ended September 30, 2006, an increase of $28.8 million, or 94%.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2007

	Nine Months Ended		Variance
	September 30,		Favorable (Unfavorable)
	2006	2007	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)

Revenues:
Transportation and terminals revenues:
Petroleum products pipeline system	$311.8	$340.6	$28.8	9
Petroleum products terminals	92.5	96.5	4.0	4
Ammonia pipeline system	11.7	13.1	1.4	12
Intersegment eliminations	(2.6)	(2.5)	0.1	4

Total transportation and terminals revenues	413.4	447.7	34.3	8
Product sales	493.5	493.9	0.4	—
Affiliate management fees	0.5	0.5	—	—

Total revenues	907.4	942.1	34.7	4
Operating expenses:
Petroleum products pipeline system	140.2	131.7	8.5	6
Petroleum products terminals	34.7	40.6	(5.9)	(17)
Ammonia pipeline system	9.4	17.5	(8.1)	(86)
Intersegment eliminations	(4.8)	(4.4)	(0.4)	(8)

Total operating expenses	179.5	185.4	(5.9)	(3)
Product purchases	458.2	444.5	13.7	3
Equity earnings	(2.5)	(2.9)	0.4	16

Operating margin	272.2	315.1	42.9	16
Depreciation and amortization expense	45.7	47.1	(1.4)	(3)
Affiliate G&A expense	47.8	52.6	(4.8)	(10)

Operating profit	$178.7	$215.4	$36.7	21

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.052	$1.154
Volume shipped (million barrels)	232.1	226.8
Petroleum products terminals:
Marine terminal average storage utilized per month (million barrels)	20.6	21.6
Inland terminal throughput (million barrels)	81.1	88.4
Ammonia pipeline system:
Volume shipped (thousand tons)	537	533

Transportation and terminals revenues increased by $34.3 million resulting from higher revenues for each of our business segments as described below:

•

an increase in petroleum products pipeline system revenues of $28.8 million. Transportation revenues increased as a result of higher average tariffs due in part to our mid-year 2006 and 2007 tariff escalations, partially offset by lower transportation volumes due to various factors which resulted in several refineries which feed our system curtailing production during the current year. We also earned more ancillary revenues related to higher fees for leased storage as well as additional demand for our terminal, additive and renewable fuels services during 2007;

•

an increase in petroleum products terminals revenues of $4.0 million due to higher revenues at both our marine and inland terminals. Marine revenues increased primarily due to operating results from expansion projects, such as construction of additional storage tanks at our Galena Park, Texas facility that were placed into service beginning in late 2006, and more revenue from additive services and higher rates, partially offset by the 2006 revenue recognition from a variable-rate storage agreement that ended January 2006. Although we currently have another variable-rate agreement in place, the term for the new contract expires in December 2007, at which time we will recognize any related revenues, which are based on our share of our customer’s net trading profits earned over the agreement term. Inland terminal revenues increased in 2007 from higher throughput volumes as well as higher additive fees; and

•	an increase in ammonia pipeline system revenues of $1.4 million primarily due to higher average tariffs.

Operating expenses increased by $5.9 million as higher expenses at our petroleum products terminals and ammonia pipeline system were partially offset by lower costs related to our petroleum products pipeline system as described below:

•

a decrease in petroleum products pipeline system expenses of $8.5 million primarily due to more favorable product overages, which reduce operating expenses, lower integrity spending because of maintenance project timing and lower environmental expenses. During the 2006 period, we incurred additional expense when we entered into a risk transfer agreement, whereby risk associated with certain known environmental sites was transferred to a contractor in order to mitigate our future financial exposure relative to those sites. Higher property taxes, asset retirements and personnel costs partially offset these favorable expense items;

•

an increase in petroleum products terminals expenses of $5.9 million primarily related to higher personnel costs, in part due to expansion projects, timing of maintenance projects and a product downgrade charge resulting from the accidental degradation of a small amount of product during 2007; and

•

an increase in ammonia pipeline system expenses of $8.1 million primarily due to increased environmental accruals related to a 2004 pipeline release and higher system integrity costs. We expect the amount of 2007 system integrity spending to continue to be higher than 2006 on our ammonia pipeline system as we complete the work necessary for the high consequence area testing mandated by federal regulations.

Product sales revenues primarily resulted from a third-party product supply agreement, our petroleum products blending operation, terminal product gains and transmix fractionation. Revenues from product sales were $493.9 million for the nine months ended September 30, 2007 while product purchases were $444.5 million, resulting in gross margin from these transactions of $49.4 million. The gross margin resulting from product sales and purchases for the 2007 period increased $14.1 million compared to gross margin for the 2006 period of $35.3 million, resulting from product sales for the nine months ended September 30, 2006 of $493.5 million and product purchases of $458.2 million. The 2006 period had been negatively impacted by lower product supply agreement and fractionation margins due to rapidly declining gasoline and diesel fuel prices during third quarter 2006, resulting in us recognizing a lower-of-cost-or-market adjustment at the end of the 2006 period. Comparatively, petroleum prices continued to increase during the 2007 timeframe. As we have previously disclosed, the gross margin we realize on these commodity activities can be substantially higher in periods when refined petroleum prices are increasing and substantially lower in periods when product prices are declining given that we follow an average inventory valuation methodology which results in each period’s product purchases being influenced by the value of products held in that period’s beginning inventory.

Operating margin increased $42.9 million primarily due to higher revenues from each of our business segments and higher gross margin from product sales in 2007.

Depreciation and amortization expense increased by $1.4 million related to capital expansion projects over the past year.

Affiliate G&A expense increased by $4.8 million between periods primarily due to higher personnel, information technology and legal costs during 2007. G&A expense was also higher due to a $1.3 million non-cash expense associated with a second-quarter 2007 payment by MGG Midstream Holdings, L.P. (“MGG MH”) to one of our executive officers in connection with MGG MH’s April 2007 sale of limited partner interests in Magellan Midstream Holdings, L.P. (“MGG”). MGG MH owns the general partner of MGG, and MGG owns our general partner. G&A expenses related to our equity-based incentive compensation program were $6.1 million during the 2007 period compared to $6.8 million during the 2006 period. The reduction in our equity-based incentive compensation expense was primarily due to the recent decline in our unit price.

Interest expense, net of interest capitalized and interest income, was $39.0 million for the nine months ended September 30, 2007 compared to $40.0 million for the nine months ended September 30, 2006. Our average debt outstanding, excluding fair value adjustments for interest rate hedges, increased to $883.9 million during 2007 from $807.4 million during 2006 principally due to borrowings on our revolving credit facility to fund expansion capital expenditures. However, the weighted-average interest rate on our borrowings, after giving effect to the impact of associated fair value hedges, decreased to 6.5% in the current period from 7.1% in 2006 primarily due to the refinancing of our pipeline notes during second quarter 2007 at a lower interest rate. Further, the amount of interest capitalized increased due to the higher level of capital spending over the last year.

We incurred debt refinancing expenses of $2.7 million during the 2007 period with no similar expense in 2006. These expenses were associated with the early retirement of our pipeline notes during second quarter 2007, originally due in October 2007, and included a debt prepayment premium of $2.0 million as well as related interest rate hedge settlements of $0.7 million, which were recorded as other expense.

Provision for income taxes was $1.1 million during the first nine months of 2007 compared to $0.0 million in 2006. Beginning in 2007, the state of Texas implemented a partnership-level tax based on the financial results of our assets apportioned to the state of Texas.

Net income was $170.6 million for the nine months ended September 30, 2007 compared to $136.3 million for the nine months ended September 30, 2006, an increase of $34.3 million, or 25%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities was $177.7 million and $164.0 million for the nine months ended September 30, 2007 and 2006, respectively.

•	The $13.7 million increase from 2006 to 2007 was primarily attributable to:

•	a $34.3 million increase in net income in 2007; and

•

a $7.9 million increase in cash relative to net changes in restricted cash and accrued interest payable due primarily to the timing of semi-annual interest payments on our outstanding debt. Prior to the repayment of our pipeline notes during 2007, we made monthly deposits in an escrow account in anticipation of semi-annual interest payments on these notes which were reflected as restricted cash on our consolidated balance sheets.

•	These increases were partially offset by:

•

a $22.3 million decrease in cash relative to net changes in accounts payable and accrued product purchases. The decrease is primarily due to timing of invoices received from and payments to our vendors and suppliers; and

•

a $11.2 million decrease in cash relative to net changes in long-term affiliate pension and benefits. During 2007, we made contributions of $15.0 million to our affiliate’s pension plans compared to contributions of $5.3 million during 2006.

Net cash used by investing activities for the nine months ended September 30, 2007 and 2006 was $145.0 million and $99.8 million, respectively. During 2007, we spent $136.1 million for capital expenditures, of which $25.9 million was for maintenance capital and $110.2 million was for expansion capital. During 2006, we spent $105.6 million for capital expenditures, of which $20.9 million was for maintenance capital and $84.7 million was for expansion capital.

Net cash used by financing activities for the nine months ended September 30, 2007 and 2006 was $39.0 million and $100.6 million, respectively. Cash distributions paid to our unitholders and general partner were $174.4 million and $153.5 million for 2007 and 2006, respectively. Net borrowings on our revolving credit facility of $119.5 million and $248.9 million from a debt financing provided cash during 2007. A portion of these borrowings were used to repay the remaining balance of $272.6 million of our pipeline notes. Capital contributions from our general partner were $37.6 million and $25.7 million during 2007 and 2006, respectively. Capital contributions for 2007 and 2006 included installment payments of $35.0 million and $20.0 million, respectively, from a former affiliate related to an indemnification settlement (see Environmental—Indemnification Settlement below). The 2007 installment payment was the final amount to be received.

During third quarter 2007, we paid $60.0 million in cash distributions to our unitholders and general partner. Based on the declared quarterly distribution of $0.64375 per unit associated with the third quarter of 2007, we intend to pay $61.8 million in distributions during fourth quarter 2007. If we continue to pay cash distributions at this level, and the number of outstanding units remains the same, total cash distributions of $247.1 million would be paid on an annual basis. Of this amount, $75.8 million, or 31%, is related to our general partner’s approximate 2% ownership interest and incentive distribution rights.

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

During third quarter 2007, our net maintenance capital spending was $7.0 million, excluding $1.9 million of spending that would have been covered by indemnifications settled in May 2004 and $0.2 million for which we expect to be reimbursed by insurance. For the nine months ended September 30, 2007, we have spent net maintenance capital of $20.9 million, excluding $4.0 million of spending that would have been covered by the May 2004 indemnification settlement and $1.0 million for which we expect to be reimbursed by insurance. We have received the entire $117.5 million under our indemnification settlement agreement. Please see Environmental below for additional description of this indemnification settlement.

For 2007, we expect to incur maintenance capital expenditures for our existing businesses of approximately $35.0 million, excluding $7.0 million of maintenance capital that would have been covered by the indemnification discussed above and $2.0 million we expect to receive from insurance reimbursements.

In addition to maintenance capital expenditures, we also make expansion capital investments at our existing facilities. For the three and nine months ended September 30, 2007, we spent cash of $37.9 million and $110.2 million, respectively, for organic growth projects. Based on projects currently underway, we currently plan to spend $160.0 million on organic growth capital in 2007, excluding future acquisitions, and approximately $190 million in 2008 and $15.0 million in 2009 to complete these projects.

Liquidity

As of September 30, 2007, total debt reported on our consolidated balance sheet was $887.0 million. The difference between this amount and the $890.0 million face value of our outstanding debt is adjustments related to fair value hedges and unamortized discounts on debt issuances.

Revolving Credit Facility. In September 2007, we amended and restated our revolving credit facility to increase the borrowing capacity from $400.0 million to $550.0 million and extend the maturity date from May 2011 to September 2012. Borrowings under the facility remain unsecured and incur interest at LIBOR plus a spread that ranges from 0.3% to 0.8% based on our credit ratings and amounts outstanding under the facility. As of September 30, 2007, $140.0 million was outstanding under this facility, and $3.3 million of the facility was obligated for letters of credit. The obligations for letters of credit are not reflected as debt on our consolidated balance sheets. As of September 30, 2007, the weighted-average interest rate on borrowings outstanding under this facility was 5.9%.

6.45% Notes due 2014. In May 2004, we sold $250.0 million of 6.45% notes due 2014 in an underwritten public offering at 99.8% of par. Including the impact of amortizing the gains realized on pre-issuance hedges associated with these notes, the effective interest rate on these notes is 6.3%.

5.65% Notes due 2016. In October 2004, we sold $250.0 million of 5.65% notes due 2016 in an underwritten public offering as part of the long-term financing of pipeline system assets we acquired in October 2004. The notes were issued at 99.9% of par. Including the impact of amortizing the losses realized on pre-issuance hedges associated with these notes and the interest rate swap which effectively converts $100.0 million of these notes from fixed-rate to floating-rate debt, the weighted-average interest rate on the notes at September 30, 2007 was 5.9%.

6.40% Notes due 2037. In April 2007, we sold $250.0 million of 6.40% notes due 2037 in an underwritten public offering at 99.6% of par. We received proceeds after underwriters’ fees and expenses of approximately $246.4 million. Including the impact of amortizing the gains realized on pre-issuance hedges associated with these notes, the effective interest rate on these notes is 6.3%. The proceeds from the offering of these notes together with borrowings under our revolving credit facility were used in May 2007 to prepay the $272.6 million of outstanding pipeline notes, as well as a related debt prepayment premium of $2.0 million and a $1.1 million payment in connection with the unwinding of fair value hedges associated with the pipeline notes.

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

Interest Rate Derivatives. We utilize interest rate derivatives to help us manage interest rate risk. We were engaged in the following interest rate derivative transaction as of September 30, 2007:

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

Credit Ratings. Our current corporate credit ratings are BBB by Standard and Poor’s and Baa2 by Moody’s Investor Services.

Off Balance Sheet Arrangements

None.

Environmental

Our operations are subject to federal, state and local environmental laws and regulations. We have accrued liabilities for estimated environmental costs at our facilities and properties. Under our accounting policies, we record liabilities when environmental costs are probable and can be reasonably estimated. The determination of amounts recorded for environmental liabilities involves significant judgments and assumptions by management. Due to the inherent uncertainties involved in determining environmental liabilities, it is reasonably possible that the actual amounts required to extinguish these liabilities could be materially different from those we have recognized.

Indemnification settlement. Prior to May 2004, a former affiliate provided indemnifications to us for assets we had acquired from it. In May 2004, we entered into an agreement with our former affiliate under which our former affiliate agreed to pay us $117.5 million to release it from those indemnification obligations. We have received the entire $117.5 million due under this agreement. As of September 30, 2007, known liabilities that would have been covered by these indemnifications were $45.5 million. We have spent $39.7 million through September 30, 2007 that would have been covered by these indemnifications, including $17.3 million of capital costs. We have not reserved the cash received from this indemnity settlement but have used it for various other cash needs, including expansion capital spending.

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

Ammonia EPA issue. In February 2007, we received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by us and operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of our ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million for which the third-party operator has requested indemnification. In March 2007, we also received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. The third-party operator has subsequently settled this criminal investigation with the DOJ by paying a $1.0 million fine. We do not believe we have an obligation to indemnify or defend the third-party operator against the DOJ criminal investigations. The DOJ stated in its notice to us that it does not expect us or the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. We have accrued an amount for these matters based on our best estimates that is less than the maximum statutory penalties. We are currently in discussions with the EPA, DOJ and third-party operator regarding these two releases; however, we are unable to determine what our ultimate liability could be for these matters. Adjustments to our recorded liability resulting from a final settlement with the EPA, which could occur in the near term, could be material to our results of operations and cash flows.

PCB impacts. We have identified polychlorinated biphenyls (“PCB”) impacts at two of our petroleum products terminals that we are in the process of assessing. It is possible that in the near term after our assessment process is complete, the PCB contamination levels could require corrective actions. We are unable at this time to determine what these corrective actions and associated costs might be. The costs of any corrective actions associated with these PCB impacts could be material to our results of operations and cash flows.

Floating Roof Emissions. Operational needs require us at various times to empty our tanks. When our tanks with internal floating roofs are emptied, the tanks emit petroleum vapors. Historically, these emissions were not reported or addressed in facility air permits because the Environmental Protection Agency (“EPA”) had no approved method to quantify the emissions event. However, during 2006, the EPA adopted the American Petroleum Institute’s methodology for calculating these particular emissions as their approved standard. It is currently unclear what impact, if any, this adoption by the EPA will have on our current operational practices, emission control and reporting requirements, emission fees and existing air permits.

Other Items

Pipeline tariff increase. The Federal Energy Regulatory Commission (“FERC”) regulates the rates charged on interstate common carrier petroleum pipeline operations primarily through an index methodology, which establishes the maximum amount by which tariffs can be adjusted. The current approved methodology is the producer price index for finished goods (“PPI-FG”) plus 1.3%. Based on an actual change in PPI-FG of approximately 3.0% during 2006, the July 1, 2007 adjustment would result in a tariff increase of approximately 4.3% on that date. We increased virtually all of our published tariffs by the allowed adjustment of approximately 4.3% effective July 1, 2007.

Supply disruptions. Through direct refinery connections and interconnections with other interstate pipelines, our petroleum products pipeline system can access more than 40% of the refinery capacity in the continental United States. As a result, a single refinery disruption generally has minimal impact to our operations. During second and third quarter 2007, several refineries and a third-party pipeline system that supply our pipeline system were temporarily idled or curtailed production for various reasons, reducing the amount of product available for us to transport on our pipeline system. We expect similar supply disruptions to continue during early fourth quarter 2007.

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

Unrecognized product gains. Our petroleum products terminals operations generate product overages and shortages. When our petroleum products terminals experience net product shortages, we recognize expense for those losses in the periods in which they occur. When our petroleum products terminals experience net product overages, we have product on hand for which we have no cost basis. Therefore, these net overages are not recognized in our financial statements until the associated barrels are either sold or used to offset product losses. The combined net unrecognized product overages for our petroleum products terminals operations had a market value of approximately $7.8 million as of September 30, 2007. However, the actual amounts we will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

Affiliate transactions. Since December 2005, MGG’s general partner has provided the employees necessary to conduct our business operations and we reimburse it for these costs. In addition, MGG has agreed to reimburse us for G&A expenses, excluding equity-based compensation, in excess of a defined G&A cap. We do not expect to receive reimbursement for our excess G&A expenses under this agreement beyond 2008.

For the three and nine months ended September 30, 2007, we were allocated operating expenses from MGG’s general partner of $20.9 million and $59.8 million, respectively, and G&A expenses of $12.2 million and $34.5 million, respectively. For the three and nine months ended September 30, 2006, we were allocated operating expenses from MGG’s general partner of $18.2 million and $54.3 million, respectively, and G&A expenses of $9.8 million and $30.1 million, respectively. MGG has reimbursed or will reimburse us for G&A costs of $1.9 million and $3.7 million for the three and nine months ended September 30, 2007, respectively, and $0.0 million and $0.9 million for the three and nine months ended September 30, 2006, respectively. Our G&A expenses for the nine months ended September 30, 2007 included a $1.3 million non-cash expense related to a payment by MGG MH to one of our executive officers in connection with MGG MH’s April 2007 sale of limited partner interests in MGG.

We own a 50% interest in a crude oil pipeline company. We earn a fee to operate this pipeline which was $0.2 million for both the three months ended September 30, 2007 and 2006 and $0.5 million for both the nine months ended September 30, 2007 and 2006. We report these fees as affiliate management fee revenue on our consolidated statements of income.

Other related party transactions. Because our distributions have exceeded target levels as specified in our partnership agreement, MGG indirectly receives approximately 50% of any incremental cash distributed per limited partner unit. The executive officers of our general partner collectively own approximately 5% of MGG MH, which currently owns 14% of MGG, and therefore also indirectly benefit from these distributions. Assuming we have sufficient available cash to continue to pay distributions on our outstanding units for four quarters at our current quarterly distribution level of $0.64375 per unit, MGG would receive annual distributions of approximately $75.8 million on its approximate 2% general partner interest and incentive distribution rights.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of mitigating volatility in reported earnings caused by measuring related assets and liabilities differently (without being required to apply complex hedge accounting provisions). We can make an election at the beginning of each fiscal year beginning after November 15, 2007 to adopt this standard. Currently, we do not expect to adopt this standard.

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

As of September 30, 2007, we had $140.0 million outstanding on our variable rate revolving credit facility. We had no other variable rate debt outstanding; however, because of an interest rate swap agreement discussed below, we are exposed to variable interest rates on an additional $100.0 million of our debt. Considering this swap agreement and the amount outstanding on our revolving credit facility as of September 30, 2007, our annual interest expense would change by $0.3 million if LIBOR were to change by 0.125%.

During October 2004, we entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016. We have accounted for this interest rate hedge as a fair value hedge. The notional amount of the interest rate swap agreement is $100.0 million. Under the terms of the agreement, we receive 5.65% (the interest rate of the $250.0 million senior notes) and pay LIBOR plus 0.6%. This hedge effectively converts $100.0 million of our 5.65% fixed-rate debt to floating-rate debt. The interest rate swap agreement began in October 2004 and expires in October 2016. Payments settle in April and October of each year with LIBOR set in arrears. We recognized a deferred liability of $1.2 million at September 30, 2007 for the fair value of this agreement.

We use derivatives to help us manage product purchases and sales. Derivatives that qualify for and are designated as normal purchases and sales are accounted for using traditional accrual accounting. As of September 30, 2007, we had commitments under forward purchase contracts for product purchases that will be accounted for as normal purchases totaling approximately $11.3 million. Additionally, we had commitments under forward sales contracts for product sales that will be accounted for as normal sales totaling approximately $45.1 million.

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

•	a change in control of our general partner, which could, under certain circumstances, result in our debt becoming due and payable;

•	the condition of the capital markets in the United States;

•	the effect of changes in accounting policies;

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

In February 2007, we received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Act with respect to two releases of anhydrous ammonia from the ammonia pipeline owned by us and operated by a third party. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of our ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million for which the third-party operator has requested indemnification. In March 2007, we also received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. The third-party operator has subsequently settled this criminal investigation with the DOJ by paying a $1.0 million fine. We believe that we do not have an obligation to indemnify or defend the third-party operator against the DOJ criminal investigations. The DOJ stated in its notice to us that it does not expect us or the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. We have accrued an amount for these matters based on our best estimates that is less than the maximum statutory penalties. We are currently in discussions with the EPA, DOJ and the third-party operator regarding these two releases; however, we are unable to determine what our ultimate liability could be for these matters. Adjustments from amounts we currently have recorded to the final settlement amounts reached with the EPA, which could occur in the near term, could be material to our results of operations and cash flows.

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

Following a debt refinancing completed in May 2007, we had fixed-rate debt of $750.0 million outstanding, excluding unaccreted discounts and fair value adjustments for interest rate hedges. We have effectively converted $100.0 million of this debt to floating-rate debt using an interest rate swap agreement. In addition, we had $140.0 million of floating rate borrowings outstanding on our revolving credit facility as of September 30, 2007. As a result of these swap agreements and revolver borrowings, we have exposure to changes in short-term interest rates. Rising short-term rates could reduce the amount of cash we generate and adversely affect our ability to pay cash distributions.

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

Under our partnership agreement, it is not a breach of our general partner’s fiduciary duties for affiliates of our general partner to engage in activities that compete with us. For example, both MGG, which owns our general partner, and MGG’s general partner are partially owned by an affiliate of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”), which also owns, through affiliates, an interest in the general partner of SemGroup, L.P. (“SemGroup”). CRF also owns, through affiliates, an interest in Knight, Inc. (formerly known as Kinder Morgan, Inc.), which owns the general partner of Kinder Morgan Energy Partners, L.P. (“KMP”) and is engaged in the transportation, storage and distribution of refined petroleum products. CRF may acquire other entities that compete with us. We will compete directly with SemGroup, KMP and perhaps other entities in which CRF has an interest for acquisition opportunities throughout the United States, and we compete directly with KMP in the storage of refined petroleum products in the southeastern United States. We potentially will compete with SemGroup, KMP and these other entities for new business or extensions of the existing services provided by our operating partnerships, creating actual and potential conflicts of interest between us and affiliates of our general partner. In addition, an affiliate of SemGroup is a significant customer of ours.

The following are new risk factors since issuing our Annual Report on Form 10-K:

Tax Risks to Common Unitholders

We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and limited partners. The Internal Revenue Service (“IRS”) may challenge this treatment, which could adversely affect the value of our common units.

When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our limited partners and general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under our current valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between our general partner and limited partners.

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

The U.S. federal income tax treatment of common unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law. You should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to Treasury Regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation (referred to as the “Qualifying Income Exception”), affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units. For example, in response to certain recent developments, members of Congress are considering substantive changes to the definition of qualifying income under Internal Revenue Code section 7704(d) for the first time in 20 years. It is possible that these efforts could result in changes to the existing U.S. tax laws that affect publicly traded partnerships, including us. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units and the amount of cash available to pay as distributions to our unitholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

*Exhibit 3.1	–	Amendment No. 3 dated July 27, 2007 to Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Partners, L.P. (filed as Exhibit 3.1 to Form 8-K filed July 31, 2007).

*Exhibit 3.2	–	Amendment No. 1 dated July 31, 2007 to Seconded Amended and Restated Limited Liability Company Agreement of Magellan GP, LLC (filed as Exhibit 3.1 to Form 8-K filed August 2, 2007).

*Exhibit 10.1	–	Second Amended and Restated Credit Agreement dated as of September 20, 2007 among Magellan Midstream Partners, L.P., as Borrower, the Lenders party thereto and Wachovia Bank, N.A., as Administrative Agent and Issuing Bank (filed as Exhibit 10.1 to Form 8-K filed September 21, 2007).

Exhibit 12.1	–	Ratio of Earnings to Fixed Charges.

Exhibit 31.1	–	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

Exhibit 31.2	–	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial officer.

Exhibit 32.1	–	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

Exhibit 32.2	–	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

*	Each such exhibit has previously been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma, on November 6, 2007.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	/s/ Magellan GP, LLC
its General Partner

/s/ John D. Chandler
John D. Chandler
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
*3.1	Amendment No. 3 dated July 27, 2007 to Fourth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Partners, L.P. (filed as Exhibit 3.1 to Form 8-K filed July 31, 2007).

*3.2	Amendment No. 1 dated July 31, 2007 to Seconded Amended and Restated Limited Liability Company Agreement of Magellan GP, LLC (filed as Exhibit 3.1 to Form 8-K filed August 2, 2007).

*10.1	Second Amended and Restated Credit Agreement dated as of September 20, 2007 among Magellan Midstream Partners, L.P., as Borrower, the Lenders party thereto and Wachovia Bank, N.A., as Administrative Agent and Issuing Bank (filed as Exhibit 10.1 to Form 8-K filed September 21, 2007).

12.1	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial officer.

32.1	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

32.2	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

*	Each such exhibit has previously been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.