Form 10-Q
period 2008-03-31
MAGELLAN MIDSTREAM PARTNERS LP
filed 2008-05-06
CIK 1126975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2008, there were 66,743,730 outstanding common units of Magellan Midstream Partners, L.P., that trade on the New York Stock Exchange under the ticker symbol “MMP.”

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2008
Transportation and terminals revenues	$143,151	$144,592
Product sales revenues	148,663	201,718
Affiliate management fee revenues	173	183

Total revenues	291,987	346,493
Costs and expenses:
Operating	60,975	55,592
Product purchases	133,980	177,568
Depreciation and amortization	15,440	17,176
Affiliate general and administrative	17,685	17,780

Total costs and expenses	228,080	268,116
Gain on assignment of supply agreement	—	26,492
Equity earnings	763	405

Operating profit	64,670	105,274
Interest expense	14,867	12,936
Interest income	(371)	(293)
Interest capitalized	(897)	(1,302)
Debt placement fee amortization	645	168

Income before provision for income taxes	50,426	93,765
Provision for income taxes	724	443
Net income	$49,702	$93,322

Allocation of net income:
Limited partners’ interest	$36,851	$59,620
General partner’s interest	12,851	33,702

Net income	$49,702	$93,322

Basic net income per limited partner unit	$0.55	$0.89

Weighted average number of limited partner units outstanding used for basic net income per unit calculation	66,538	66,772

Diluted net income per limited partner unit	$0.55	$0.89

Weighted average number of limited partner units outstanding used for diluted net income per unit calculation	66,546	66,772

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2007	2008
		(Unaudited)
ASSETS
Current assets:
Accounts receivable (less allowance for doubtful accounts of $10 and $23 at December 31, 2007 and March 31, 2008, respectively)	$62,834	$54,998
Other accounts receivable	10,696	10,048
Affiliate accounts receivable	208	892
Inventory	120,462	100,195
Other current assets	10,882	11,411

Total current assets	205,082	177,544
Property, plant and equipment	2,435,890	2,497,115
Less: accumulated depreciation	615,329	630,323

Net property, plant and equipment	1,820,561	1,866,792
Equity investments	24,324	23,429
Long-term receivables	7,506	7,523
Goodwill	23,945	26,808
Other intangibles (less accumulated amortization of $6,743 and $7,130 at December 31, 2007 and March 31, 2008, respectively)	7,086	6,699
Debt placement costs (less accumulated amortization of $2,170 and $2,338 at December 31, 2007 and March 31, 2008, respectively)	6,368	6,200
Other noncurrent assets	6,322	10,244

Total assets	$2,101,194	$2,125,239

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$39,622	$28,777
Affiliate accounts payable	12,947	1,739
Affiliate payroll and benefits	23,364	13,198
Accrued interest payable	7,197	18,829
Accrued taxes other than income	21,039	18,743
Environmental liabilities	36,127	36,288
Deferred revenue	20,797	23,053
Accrued product purchases	43,230	49,821
Other current liabilities	16,322	17,704

Total current liabilities	220,645	208,152
Long-term debt	914,536	952,171
Long-term affiliate payable	1,878	380
Long-term affiliate pension and benefits	22,370	24,489
Supply agreement deposit	18,500	—
Noncurrent portion of product supply liability	24,348	—
Other deferred liabilities	6,081	13,032
Environmental liabilities	21,672	21,380
Commitments and contingencies
Partners’ capital:
Partners’ capital	882,642	923,483
Accumulated other comprehensive loss	(11,478)	(17,848)

Total partners’ capital	871,164	905,635

Total liabilities and partners’ capital	$2,101,194	$2,125,239

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2007	2008
Operating Activities:
Net income	$49,702	$93,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,440	17,176
Debt placement fee amortization	645	168
Loss on sale and retirement of assets	862	103
Equity earnings	(763)	(405)
Distributions from equity investment	1,100	1,300
Equity method incentive compensation expense	537	1,139
Amortization of prior service cost and actuarial loss	384	377
Gain on assignment of supply agreement	—	(26,492)
Changes in operating assets and liabilities:
Accounts receivable and other accounts receivable	(8,585)	8,484
Affiliate accounts receivable	(264)	(684)
Inventory	11,943	20,267
Accounts payable	(16,764)	(6,348)
Affiliate accounts payable	(1,492)	(2,672)
Affiliate payroll and benefits	(11,312)	(10,166)
Accrued interest payable	12,912	11,632
Accrued taxes other than income	123	(2,296)
Accrued product purchases	(17,307)	6,591
Restricted cash	(5,337)	—
Supply agreement deposit	(1,000)	(18,500)
Current and noncurrent environmental liabilities	3,352	(131)
Other current and noncurrent assets and liabilities	(1,795)	3,019

Net cash provided by operating activities	32,381	95,884
Investing Activities:
Property, plant and equipment:
Additions to property, plant and equipment	(39,356)	(54,882)
Proceeds from sale of assets	202	909
Changes in accounts payable	(10,761)	(4,497)
Acquisition of business	—	(12,010)

Net cash used by investing activities	(49,915)	(70,480)
Financing Activities:
Distributions paid	(56,291)	(63,793)
Net borrowings under revolver	66,800	33,500
Capital contributions by affiliate	700	1,637
Change in outstanding checks	—	3,252

Net cash provided (used) by financing activities	11,209	(25,404)

Change in cash and cash equivalents	(6,325)	—
Cash and cash equivalents at beginning of period	6,390	—

Cash and cash equivalents at end of period	$65	$—

Supplemental non-cash financing transactions:
Issuance of common units in settlement of long-term incentive plan awards	$7,406	$8,536

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization and Basis of Presentation

Unless indicated otherwise, the terms “our,” “we,” “us” and similar language refer to Magellan Midstream Partners, L.P., together with our subsidiaries. We are a Delaware limited partnership, and our units are traded on the New York Stock Exchange under the ticker symbol “MMP.” Magellan GP, LLC, a Delaware limited liability company, serves as our general partner and owns an approximate 2% general partner interest in us as well as all of our incentive distribution rights. Magellan GP, LLC is a wholly-owned subsidiary of Magellan Midstream Holdings, L.P., a publicly traded Delaware limited partnership. We and Magellan GP, LLC have contracted with Magellan Midstream Holdings GP, LLC, Magellan Midstream Holdings, L.P.’s general partner, to provide all general and administrative (“G&A”) services and operating functions required for our operations. Our organizational structure at March 31, 2008, and that of our affiliate entities, as well as how we refer to these affiliates in our notes to consolidated financial statements, is provided below.

We operate and report in three business segments: the petroleum products pipeline system, the petroleum products terminals and the ammonia pipeline system. Our reportable segments offer different products and services and are managed separately because each requires different marketing strategies and business knowledge. In January 2008, we acquired a petroleum products terminal in Bettendorf, Iowa for $12.0 million. The results of this facility are included in our petroleum products pipeline system segment.

In the opinion of management, our accompanying consolidated financial statements, which are unaudited except for the consolidated balance sheet as of December 31, 2007, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2008, and the results of operations and cash flows for the three months ended March 31, 2007 and 2008. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements in this report do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Allocation of Net Income

For purposes of calculating earnings per unit, the allocation of net income between our general partner and limited partners was as follows (in thousands):

	Three Months Ended March 31,
	2007	2008
Allocation of net income to general partner:
Net income	$49,702	$93,322
Direct charges to general partner:
Reimbursable G&A costs	276	408
Previously indemnified environmental charges	2,250	1,529

Total direct charges to general partner	2,526	1,937

Income before direct charges to general partner	52,228	95,259
General partner’s share of income (a)	29.44%	37.41%

General partner’s allocated share of net income before direct charges	15,377	35,639
Direct charges to general partner	(2,526)	(1,937)

Net income allocated to general partner	$12,851	$33,702

Net income	$49,702	$93,322
Less: net income allocated to general partner	12,851	33,702

Net income allocated to limited partners	$36,851	$59,620

(a)	For periods when the distributions we pay exceed our net income, our general partner’s percentage share of income is its proportion of cash distributions paid for the period. For periods when our net income exceeds the cash distributions we pay, our general partner’s percentage share of income is its proportion of theoretical distributions that equal net income (before direct charges to general partner). The distributions we paid for the three months ended March 31, 2007 exceeded net income for that period; therefore, our general partner’s share of net income was based on its share of cash distributions paid for that period. Our net income for the three months ended March 31, 2008 exceeded the cash distributions we will pay for that period; therefore, our general partner’s share of income was allocated based on a theoretical distribution of $0.8933 per limited partner unit, at which rate distributions would be equal to our net income (before direct charges to general partner) for the period.

The reimbursable G&A costs above represent G&A expenses charged against our income during the periods presented that were required to be reimbursed to us by our general partner under the terms of the omnibus agreement. Because the limited partners do not share in these costs, we have allocated these G&A expense amounts directly to our general partner. We record these reimbursements by our general partner as capital contributions. Prior to 2007, we and our general partner entered into an agreement with a former affiliate to settle certain of our former affiliate’s indemnification obligations to us (see Note 10—Commitments and Contingencies). Under this agreement, our former affiliate paid us $117.5 million, which we recorded as a capital contribution from our general partner. Current period costs associated with this indemnification agreement settlement are designated as “previously indemnified environmental charges.” Since our limited partners do not share in these costs, we have allocated these amounts directly to our general partner.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Comprehensive Income

Comprehensive income is the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The term other comprehensive income (“OCI”) refers to revenues, expenses, gains, and losses that, under generally accepted accounting principles (“GAAP”), are included in comprehensive income but excluded from net income. A reconciliation of net income to comprehensive income follows below (in thousands). For information on all of our derivative instruments, see Note 9 – Derivative Financial Instruments.

	Three Months Ended March 31,
	2007	2008
Net income	$49,702	$93,322
Change in fair value of cash flow hedges	2,943	(6,706)
Amortization of net loss (gain) on cash flow hedges	53	(41)
Amortization of prior service cost and net actuarial loss	384	377

Other comprehensive income (loss)	3,380	(6,370)

Comprehensive income	$53,082	$86,952

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

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2007
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$107,311	$31,749	$4,915	$(824)	$143,151
Product sales revenues	144,265	4,398	—	—	148,663
Affiliate management fee revenue	173	—	—	—	173

Total revenues	251,749	36,147	4,915	(824)	291,987
Operating expenses	42,942	13,961	5,539	(1,467)	60,975
Product purchases	131,426	2,682	—	(128)	133,980
Equity earnings	(763)	—	—	—	(763)

Operating margin (loss)	78,144	19,504	(624)	771	97,795
Depreciation and amortization	9,630	4,843	196	771	15,440
Affiliate G&A expenses	12,530	4,527	628	—	17,685

Operating profit (loss)	$55,984	$10,134	$(1,448)	$—	$64,670

	Three Months Ended March 31, 2008
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$106,323	$33,601	$5,420	$(752)	$144,592
Product sales revenues	192,897	8,821	—	—	201,718
Affiliate management fee revenue	183	—	—	—	183

Total revenues	299,403	42,422	5,420	(752)	346,493
Operating expenses	42,260	12,529	2,254	(1,451)	55,592
Product purchases	174,621	3,077	—	(130)	177,568
Gain on assignment of supply agreement	(26,492)	—	—	—	(26,492)
Equity earnings	(405)	—	—	—	(405)

Operating margin	109,419	26,816	3,166	829	140,230
Depreciation and amortization	10,381	5,764	202	829	17,176
Affiliate G&A expenses	12,741	4,115	924	—	17,780

Operating profit	$86,297	$16,937	$2,040	$—	$105,274

5. Related Party Disclosures

Affiliate Entity Transactions

We have a 50% ownership interest in a crude oil pipeline company and are paid a management fee for its operation. During both the three months ended March 31, 2007 and 2008, we received operating fees from this pipeline company of $0.2 million, which we reported as affiliate management fee revenue.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes affiliate costs and expenses that are reflected in the accompanying consolidated statements of income (in thousands):

	Three Months Ended
	March 31,
	2007	2008
MGG GP—allocated operating expenses	$19,203	$20,920
MGG GP—allocated G&A expenses	$10,351	$11,873

Under our services agreement with MGG GP, we reimburse MGG GP for costs of employees necessary to conduct our operations. The affiliate payroll and benefits accruals associated with this agreement at December 31, 2007 and March 31, 2008 were $23.4 million and $13.2 million, respectively, and the long-term affiliate pension and benefits accruals associated with this agreement at December 31, 2007 and March 31, 2008 were $22.4 million and $24.5 million, respectively. We settle our affiliate payroll, payroll-related expenses and non-pension postretirement benefit costs with MGG GP on a monthly basis. We settle our long-term affiliate pension liabilities through payments to MGG when MGG makes contributions to MGG GP’s pension funds.

MGG has agreed to reimburse us for G&A expenses, excluding equity-based compensation, in excess of a G&A cap. The amount of G&A costs required to be reimbursed by MGG to us was $0.3 million and $0.4 million for the three months ended March 31, 2007 and 2008, respectively. We do not expect to receive reimbursements under this agreement beyond 2008.

Other Related Party Transactions

MGG, which owns our general partner, is partially owned by MGG MH, which is partially owned by an affiliate of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“CRF”). During the period of January 1 through January 30, 2007, one or more of the members of our general partner’s eight-member board of directors was a representative of CRF. CRF is part of an investment group that has purchased Knight, Inc. (formerly known as Kinder Morgan, Inc.). To alleviate competitive concerns the Federal Trade Commission (“FTC”) raised regarding this transaction, CRF agreed with the FTC to remove their representatives from our general partner’s board of directors, and all of the representatives of CRF voluntarily resigned from the board of directors of our general partner in January 2007.

During the period January 1 through January 30, 2007, CRF had total combined general and limited partner interests in SemGroup, L.P. (“SemGroup”) of approximately 30%. During the aforementioned time period, one of the members of the seven-member board of directors of SemGroup’s general partner was a representative of CRF, with three votes on that board. Through our affiliates, we were a party to a number of arms-length transactions with SemGroup and its affiliates, which we had historically disclosed as related party transactions. For accounting purposes, we have not classified SemGroup as a related party since the voluntary resignation of the CRF representatives from our general partner’s board of directors as of January 30, 2007. A summary of our transactions with SemGroup during the period of January 1 through January 30, 2007 is provided in the following table (in millions):

January 1, 2007 Through January 30, 2007
Product sales revenues	$20.5
Product purchases	14.5
Terminalling and other services revenues	0.3
Storage tank lease revenues	0.4
Storage tank lease expense	0.1

In addition to the above, we provide common carrier transportation services to SemGroup.

One of our general partner’s independent board members, John P. DesBarres, currently serves as a board member for American Electric Power Company, Inc. (“AEP”) of Columbus, Ohio. During both the three months ended March 31, 2007 and 2008, our operating expenses included $0.6 million of power costs incurred with Public Service Company of Oklahoma (“PSO”), which is a subsidiary of AEP. We had no amounts payable to or receivable from PSO or AEP at either December 31, 2007 or March 31, 2008.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Because our distributions have exceeded target levels as specified in our partnership agreement, our general partner receives approximately 50% of any incremental cash distributed per limited partner unit. As of March 31, 2008, our executive officers collectively owned approximately 5% of MGG MH, which owned approximately 14% of MGG, the owner of our general partner. Therefore, our executive officers also benefit from distributions to our general partner. Assuming we have sufficient available cash to continue to pay distributions on all of our outstanding units for four quarters at our current quarterly distribution level of $0.6725 per unit, our general partner would receive annual distributions of approximately $83.6 million on its combined general partner interest and incentive distribution rights.

6. Inventory

Inventory at December 31, 2007 and March 31, 2008 was as follows (in thousands):

	December 31, 2007	March 31, 2008
Refined petroleum products	$65,215	$37,714
Transmix	32,824	37,073
Natural gas liquids	16,233	19,194
Additives	5,812	5,835
Other	378	379

Total inventory	$120,462	$100,195

The decrease in inventory between December 31, 2007 and March 31, 2008 was primarily attributable to the sale of refined petroleum products inventory in connection with the assignment of our product supply agreement to a third-party entity effective March 1, 2008.

7. Employee Benefit Plans

MGG GP sponsors two pension plans for union employees, a pension plan for non-union employees and a postretirement benefit plan for selected employees. The following table presents our consolidated net periodic benefit costs related to these plans during the three months ended March 31, 2007 and 2008 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2008
	Pension Benefits	Other Post-Retirement Benefits	Pension Benefits	Other Post-Retirement Benefits
Components of net periodic benefit costs:
Service cost	$1,474	$124	$1,413	$141
Interest cost	634	225	654	278
Expected return on plan assets	(573)	—	(619)	—
Amortization of prior service cost	169	45	169	44
Amortization of actuarial loss	59	111	16	148

Net periodic benefit cost	$1,763	$505	$1,633	$611

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt

Our debt at December 31, 2007 and March 31, 2008 was as follows (in thousands):

	December 31, 2007	March 31, 2008
Revolving credit facility	$163,500	$197,000
6.45% Notes due 2014	249,634	249,645
5.65% Notes due 2016	252,494	256,615
6.40% Notes due 2037	248,908	248,911

Total debt	$914,536	$952,171

Our debt is non-recourse to our general partner.

Revolving Credit Facility. The total borrowing capacity under our revolving credit facility, which matures in September 2012, is $550.0 million. Borrowings under the facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.3% to 0.8% based on our credit ratings and amounts outstanding under the facility. Additionally, a commitment fee is assessed at a rate from 0.05% to 0.125%, depending on our credit rating. As of March 31, 2008, $197.0 million was outstanding under this facility, and $3.3 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets. The weighted-average interest rate on borrowings outstanding under the facility at March 31, 2007 and 2008 was 5.8% and 3.1%, respectively.

6.45% Notes due 2014. In May 2004, we sold $250.0 million aggregate principal of 6.45% notes due 2014 in an underwritten public offering. The notes were issued for the discounted price of 99.8%, or $249.5 million, and the discount is being accreted over the life of the notes. Including the impact of amortizing the gains realized on the interest hedges associated with these notes (see Note 9–Derivative Financial Instruments), the effective interest rate of these notes is 6.3%.

5.65% Notes due 2016. In October 2004, we issued $250.0 million of senior notes due 2016 in an underwritten public offering. The notes were issued for the discounted price of 99.9%, or $249.7 million, and the discount is being accreted over the life of the notes. Including the impact of amortizing the losses realized on the hedges associated with these notes, and the interest rate swap which effectively converts $100.0 million of these notes from fixed-rate to floating-rate debt (see Note 9–Derivative Financial Instruments), the weighted-average interest rate of these notes at March 31, 2007 and 2008 was 6.1% and 4.9%, respectively. The outstanding principal amount of the notes was increased by $2.7 million and $6.9 million at December 31, 2007 and March 31, 2008, respectively, for the fair value of the associated hedge.

6.40% Notes due 2037. In April 2007, we issued $250.0 million of 6.4% notes due 2037 in an underwritten public offering. The notes were issued for the discounted price of 99.6%, or $248.9 million, and the discount is being accreted over the life of the notes. Including the impact of amortizing the gains realized on the interest hedges associated with these notes (see Note 9—Derivative Financial Instruments), the effective interest rate of these notes is 6.3%.

9. Derivative Financial Instruments

We use interest rate derivatives to help us manage interest rate risk. As of March 31, 2008, we were a party to the following interest rate swap agreements:

•

In October 2004, we entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016, which were issued in October 2004. We have accounted for this agreement as a fair value hedge. The notional amount of this agreement is $100.0 million and effectively converts $100.0 million of our 5.65% fixed-rate senior notes issued in October 2004 to floating-rate debt. Under the terms of the agreement, we receive the 5.65% fixed rate of the notes and pay LIBOR plus 0.6%. The agreement began in October 2004 and terminates in October 2016, which is the maturity date of the related notes. Payments settle in April and October each year with LIBOR set in arrears. During each period we record the impact of this swap based on the forward LIBOR curve. Any differences between actual LIBOR determined on the settlement date and our estimate of LIBOR results in an adjustment to our interest expense. A 0.25% change in LIBOR would result in an annual

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adjustment to our interest expense of $0.3 million associated with this hedge. The fair value of this hedge at December 31, 2007 and March 31, 2008 was $2.7 million and $6.9 million, respectively, which was recorded to other noncurrent assets and long-term debt.

•

In January 2008, we entered into a total of $200.0 million of forward starting interest rate swap agreements to hedge against the variability of future interest payments on debt that we anticipated issuing no later than June 2008. Proceeds of the anticipated debt issuance were expected to be used to refinance borrowings on our revolving credit facility. The interest rate swap agreements had a 10-year term and an effective date of June 30, 2008. We have accounted for these interest rate swap agreements as cash flow hedges. The fair value of these hedges at March 31, 2008 was $(6.7) million, which was recorded to other deferred liabilities and OCL. See Note 16—Subsequent Events for additional information related to these interest rate swap agreements.

The following is a summary of our derivatives as of March 31, 2008 (in thousands):

			Effective Portion of Gains and Losses
Hedge	Balance Sheet Location	Fair Value	Unamortized Amount Recognized in OCI (OCL)	Amount Reclassified to Earnings from Accumulated OCL (OCI) During the Three Months Ended March 31, 2008
Cash flow hedges (date executed):
Interest rate swaps (January 2008)	Other deferred liabilities	$(6,706)	$(6,706)	$—
Interest rate swaps (April 2007)		N/A	5,088	(44)
Interest rate swaps (October 2004)		N/A	(4,469)	131
Interest rate swaps and treasury lock (May 2004)		N/A	3,157	(128)

Total cash flow hedges		(6,706)	(2,930)	(41)

Fair value hedges:
Interest rate swap ($100.0 million of 5.65% notes due 2016)	Other noncurrent assets	6,850	—	—

Total		$144	$(2,930)	$(41)

There was no ineffectiveness recognized on the financial instruments disclosed in the above table during the current period.

10. Commitments and Contingencies

Environmental Liabilities. Liabilities recognized for estimated environmental costs were $57.8 million and $57.7 million at December 31, 2007 and March 31, 2008, respectively. Environmental liabilities have been classified as current or noncurrent based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental liabilities will be paid over the next ten years.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Indemnification Settlement. Prior to May 2004, a former affiliate had agreed to indemnify us against, among other things, certain environmental losses associated with assets contributed to us at the time of our initial public offering or which we subsequently acquired from this former affiliate. In May 2004, our general partner entered into an agreement under which our former affiliate agreed to pay us $117.5 million to release it from these indemnifications. We received the final installment payment associated with this agreement in 2007. At December 31, 2007 and March 31, 2008, known liabilities that would have been covered by this indemnity agreement were $42.9 million and $42.4 million, respectively. Through March 31, 2008, we have spent $47.7 million of the $117.5 million indemnification settlement amount for indemnified matters, including $20.4 million of capital costs. The cash we have received from the indemnity settlement is not reserved and has been used for our various other cash needs, including expansion capital spending.

Environmental Receivables. Receivables from insurance carriers and other entities related to environmental matters were $6.9 million and $5.7 million at December 31, 2007 and March 31, 2008, respectively.

Unrecognized Product Gains. Our petroleum products terminals operations generate product overages and shortages. When our petroleum products terminals experience net product shortages, we recognize expense for those losses in the periods in which they occur. When our petroleum products terminals experience net product overages, we have product on hand for which we have no cost basis. Therefore, these net overages are not recognized in our financial statements until the associated barrels are either sold or used to offset product losses. The net unrecognized product overages for our petroleum products terminals operations had a market value of approximately $10.0 million as of March 31, 2008. However, the actual amounts we will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-Term Incentive Plan

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

The table below summarizes the unit awards granted by the Compensation Committee that have not vested as of March 31, 2008. There was no impact to our cash flows associated with these award grants for the periods presented in this report.

Grant Date	Unit Awards Granted	Estimated Forfeitures	Adjustment to Unit Awards in Anticipation of Achieving Above- Target Financial Results	Total Unit Awards Being Accrued	Vesting Date	Unrecognized Compensation Expense (Millions)	Period Over Which the Unrecognized Expense Will Be Recognized	Intrinsic Value of Unvested Awards at March 31, 2008 (Millions)
February 2006	168,105	12,607	139,948	295,446	12/31/08	$2.1	Next 9 months	$12.0
Various 2006	9,201	3,132	5,462	11,531	12/31/08	0.1	Next 9 months	0.5
March 2007	2,640	—	—	2,640	12/31/08	0.1	Next 9 months	0.1
Various 2007:
– Tranche 1	53,230	2,396	50,834	101,668	12/31/09	2.1	Next 21 months	4.1
– Tranche 2	53,230	2,396	—	50,834	12/31/09	1.7	Next 21 months	2.1
– Tranche 3	53,230	—	—	—	12/31/09	—	—	—
January 2008	184,340	8,295	—	176,045	12/31/10	5.5	Next 33 months	7.1
Various 2008	2,890	—	—	2,890	12/31/10	0.1	Next 33 months	0.1

Total	526,866	28,826	196,244	641,054		$11.7		$26.0

2008 Activity

We settled 2005 award grants in January 2008 by issuing 196,856 limited partner units and distributing those units to the participants. The difference between the limited partner units issued to the participants and the total accrued units represented the minimum tax withholdings associated with this award settlement. We paid associated tax withholdings and employer taxes totaling $5.1 million in January 2008.

The unit awards approved during 2007, except the March 2007 unit awards, are broken into three equal tranches, with each tranche vesting on December 31, 2009. We began accruing for the second tranche of the 2007 awards in the first quarter of 2008, when the Compensation Committee established the performance metrics associated with this tranche, and will recognize compensation expense associated with that tranche over a two-year period. 80% of these unit awards are based on the attainment of performance metrics and are being accounted for as equity and 20% of these unit awards are based on personal performance in addition to the company’s performance metrics and are being accounted for as liabilities.

The unit awards approved in January 2008 will vest on December 31, 2010. 80% of these unit awards are based on the attainment of performance metrics and are being accounted for as equity and 20% of these unit awards are based on personal performance in addition to the company’s performance metrics and are being accounted for as liabilities.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted Average Fair Value

The weighted average fair value of the unit awards is as follows (per unit):

	Grant Date Fair Value of Equity Awards	March 31, 2008 Fair Value of Liability Awards
2006 Awards	$24.67	$38.45
2007 Awards	$34.12	$35.55
2008 Awards	$33.40	$31.66

Compensation Expense Summary

Our equity-based incentive compensation expense for the three months ended March 31, 2007 and 2008 is summarized as follows (in thousands):

	Three Months Ended March 31, 2007				Three Months Ended March 31, 2008
	Equity Method	Liability Method	Employer Taxes Paid	Total	Equity Method	Liability Method	Employer Taxes Paid	Total
2004 awards	$—	$—	$519	$519	$—	$—	$—	$—
2005 awards	—	2,290	—	2,290	—	26	580	606
2006 awards	467	276	—	743	475	175	—	650
2007 awards	70	28	—	98	376	80	—	456
2008 awards	—	—	—	—	288	64	—	352

Total	$537	$2,594	$519	$3,650	$1,139	$345	$580	$2,064

12. Distributions

We paid the following distributions during 2007 and 2008 (in thousands, except per unit amounts):

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Common Units	General Partner	Total Cash Distribution
02/14/07	$0.60250	$40,094	$16,197	$56,291
05/15/07	0.61625	41,009	17,112	58,121
08/14/07	0.63000	41,924	18,027	59,951
11/14/07	0.64375	42,839	18,942	61,781

Total	$2.49250	$165,866	$70,278	$236,144

02/14/08	$0.65750	$43,884	$19,909	$63,793
05/15/08(a)	0.67250	44,885	20,910	65,795

Total	$1.33000	$88,769	$40,819	$129,588

(a)	Our general partner declared this cash distribution in April 2008 to be paid on May 15, 2008 to unitholders of record at the close of business on May 6, 2008.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Net Income Per Unit

The following table provides details of the basic and diluted net income per unit computations (in thousands, except per unit amounts):

	For The Three Months Ended March 31, 2007
	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic net income per limited partner unit	$36,851	66,538	$0.55
Effect of dilutive restricted unit grants	—	8	—

Diluted net income per limited partner unit	$36,851	66,546	$0.55

	For The Three Months Ended March 31, 2008
	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic net income per limited partner unit	$59,620	66,772	$0.89
Effect of dilutive restricted unit grants	—	—	—

Diluted net income per limited partner unit	$59,620	66,772	$0.89

The weighted average number of basic and dilutive units outstanding for net income per unit calculations is higher than the actual number of units outstanding because of units awarded under our LTIP that have already met the established performance metrics and deferred phantom units granted to certain independent members of our general partner’s board of directors.

14. Assignment of Supply Agreement

As part of our acquisition of a pipeline system in October 2004, we assumed a third-party supply agreement. Under this agreement, we were obligated to supply petroleum products to one of our customers until 2018. At that time, we believed that the profits we would receive from the supply agreement would not exceed the fair value of our tariff-based shipments on this pipeline and therefore we established a liability for the expected shortfall. On March 1, 2008, we assigned this supply agreement and sold related inventory to a third-party entity. Further, we returned our former customer’s cash deposit, which was $16.5 million at the time of the assignment. During the current quarter, we obtained a full release from our supply customer; therefore, we have no future obligation to perform under this supply agreement, even in the event the third-party assignee is unable to perform its obligations under the agreement. We will continue to earn transportation revenues for the product we ship related to this supply agreement but will no longer hold related inventories or recognize associated product sales and purchases. As part of this assignment, we agreed with the assignee that if the pricing under the supply agreement they assumed does not exceed our full tariff charge, then we will share in 50% of any shortfall versus our full tariff and similarly, we will be entitled to 50% of any excess above a certain threshold, which includes our tariff charge. All adjustments resulting from this agreement will be reflected in transportation and terminals revenues.

Excluding transportation revenues for products shipped under this product supply agreement, we recognized operating profit of $12.4 million in 2007 and $0.6 million and $2.9 million during first quarter 2007 and 2008, respectively, related to the supply agreement. In addition, upon assignment of the agreement on March 1, 2008, the remaining balance of the liability we had recorded upon assumption of the agreement in October 2004 was reduced to zero and we recognized a gain of $26.5 million.

15. Recent Accounting Standard

On March 26, 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships. Under EITF No. 07-4, the excess of distributions over earnings and/or excess of earnings over distributions for each period are required to be allocated to the entities’ general partner based solely on the general partner’s ownership interest at the time. For

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purposes of calculating earnings per unit, our current accounting practice is to allocate net income to the general partner based on the general partner’s share of total or theoretical distributions, as appropriate, including incentive distribution rights. The effect of adopting this EITF will be: (i) for periods when net income exceeds distributions, our reported earnings per limited partner unit will be higher than under our current accounting practice and (ii) for periods when distributions exceed net income, our reported earnings per limited partner unit will be lower than under our current accounting practice. These differences will be material for those periods where there are material differences between our net income and the distributions we pay. For example, had we applied EITF 07-4 to the current reporting period, basic and diluted earnings per limited partner unit would have increased from $0.89 to $1.10. This EITF is effective beginning January 1, 2009, including all interim periods after that date. Early application is not permitted. We intend to adopt this EITF in January 2009 for purposes of both calculating earnings per unit and determining the capital balances of our general and limited partners. This EITF is required to be applied retrospectively; therefore, we will restate prior period earnings per limited partner unit in all published financial reports after January 1, 2009, as applicable.

16. Subsequent Events

In April 2008, we terminated $200.0 million of forward starting interest rate swap agreements which were entered into in January 2008 (see Note 9—Derivatives). We received $0.2 million in connection with the termination.

In April 2008, our general partner declared a quarterly distribution of $0.6725 per unit to be paid on May 15, 2008 to unitholders of record at the close of business on May 6, 2008. Total distributions to be paid under this declaration are approximately $65.8 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a publicly traded limited partnership formed to own, operate and acquire a diversified portfolio of complementary energy assets. We are principally engaged in the transportation, storage and distribution of refined petroleum products. As of March 31, 2008, our three operating segments include:

•	petroleum products pipeline system, which is primarily comprised of our 8,500-mile petroleum products pipeline system, including 47 terminals;

•	petroleum products terminals, which principally includes our seven marine terminal facilities and 27 inland terminals; and

•	ammonia pipeline system, representing our 1,100-mile ammonia pipeline and six associated terminals.

The following discussion provides an analysis of the results for each of our operating segments, an overview of our liquidity and capital resources and other items related to our partnership. The following discussion and analysis should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Developments

Distribution. During April 2008, the board of directors of our general partner declared a quarterly cash distribution of $0.6725 per unit for the period of January 1 through March 31, 2008, representing the twenty-eighth consecutive distribution increase since our initial public offering in February 2001. This quarterly distribution will be paid on May 15, 2008 to unitholders of record on May 6, 2008.

Unitholder vote results. During April 2008, we held our annual unitholder meeting. Proxy statements were mailed in advance to unitholders of record on February 25, 2008. Our unitholders elected James R. Montague and Don R. Wellendorf to continue serving as members of our general partner’s board of directors until our 2011 annual meeting. No other matters requiring a unitholder vote were presented.

Significant Events

Assignment of supply agreement. As part of our acquisition of a pipeline system in October 2004, we assumed a third-party supply agreement. Under this agreement, we were obligated to supply petroleum products to one of our customers until 2018. At that time, we believed that the profits we would receive from the supply agreement would not exceed the fair value of our tariff-based shipments on this pipeline and therefore we established a liability for the expected shortfall. On March 1, 2008, we assigned this supply agreement and sold related inventory to a third-party entity. Further, we returned our former customer’s cash deposit, which was $16.5 million at the time of the assignment. During the current quarter, we obtained a full release from our supply customer; therefore, we have no future obligation to perform under this agreement, even in the event the third-party assignee is unable to perform its obligations under the agreement. We will continue to earn transportation revenues for the product we ship related to this supply agreement but will no longer hold related inventories or recognize associated product sales and purchases. As part of this assignment, we agreed with the assignee that if the pricing under the supply agreement they assumed does not exceed our full tariff charge, then we will share in 50% of any shortfall versus our full tariff and similarly, we will be entitled to 50% of any excess above a certain threshold, which includes our tariff charge. All adjustments resulting from this agreement will be reflected in transportation and terminals revenues.

Excluding transportation revenues for products shipped under this product supply agreement, we recognized operating profit of $12.4 million in 2007 and $0.6 million and $2.9 million during first quarter 2007 and 2008, respectively, related to the supply agreement. In addition, upon assignment of the agreement on March 1, 2008, the remaining balance of the liability we had recorded upon assumption of the agreement in October 2004 was reduced to zero and we recognized a gain of $26.5 million.

Results of Operations

We believe that investors benefit from having access to the same financial measures being utilized by management. Operating margin, which is presented in the table below, is an important measure used by management to evaluate the economic performance of our core operations. This measure forms the basis of our internal financial reporting and is used by management in deciding how to allocate capital resources between segments. Operating margin is not a generally accepted accounting principles (“GAAP”) measure, but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the table below. Operating profit includes expense items, such as depreciation and amortization and affiliate general and administrative (“G&A”) costs, that management does not consider when evaluating the core profitability of our operations.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2008

	Three Months Ended		Variance
	March 31,		Favorable (Unfavorable)
	2007	2008	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)

Revenues:
Transportation and terminals revenues:
Petroleum products pipeline system	$107.3	$106.3	$(1.0)	(1)
Petroleum products terminals	31.7	33.6	1.9	6
Ammonia pipeline system	4.9	5.4	0.5	10
Intersegment eliminations	(0.8)	(0.7)	0.1	13

Total transportation and terminals revenues	143.1	144.6	1.5	1
Product sales	148.7	201.7	53.0	36
Affiliate management fees	0.2	0.2	—	—

Total revenues	292.0	346.5	54.5	19
Operating expenses:
Petroleum products pipeline system	42.9	42.3	0.6	1
Petroleum products terminals	14.0	12.5	1.5	11
Ammonia pipeline system	5.5	2.3	3.2	58
Intersegment eliminations	(1.4)	(1.5)	0.1	7

Total operating expenses	61.0	55.6	5.4	9
Product purchases	134.0	177.6	(43.6)	(33)
Gain on assignment of supply agreement	—	(26.5)	26.5	N/A
Equity earnings	(0.8)	(0.4)	(0.4)	(50)

Operating margin	97.8	140.2	42.4	43
Depreciation and amortization	15.4	17.1	(1.7)	(11)
Affiliate G&A expense	17.7	17.8	(0.1)	(1)

Operating profit	$64.7	$105.3	$40.6	63

Operating Statistics
Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.152	$1.153
Volume shipped (million barrels)	71.3	68.9
Petroleum products terminals:
Marine terminal average storage utilized (million barrels per month)	21.7	22.6
Inland terminal throughput (million barrels)	28.2	27.1
Ammonia pipeline system:
Volume shipped (thousand tons)	214	220

Transportation and terminals revenues increased by $1.5 million as shown below:

•

a decrease in petroleum products pipeline system revenues of $1.0 million primarily attributable to lower volumes, partially offset by higher fees for leased storage and additional demand for our renewable fuels services. Lower volumes resulted from reduced shipments of diesel fuel reflecting unfavorable farming conditions in first quarter 2008 and lower gasoline shipments reflecting higher product prices and increased competition created by regional product pricing anomalies;

•

an increase in petroleum products terminals revenues of $1.9 million due to higher revenues at both our marine and inland terminals. Marine revenues increased primarily due to operating results from expansion projects, such as additional storage tanks at our Galena Park, Texas facility that were placed into service throughout 2007. Inland revenues benefitted from higher additive fees that offset lower throughput volumes; and

•	an increase in ammonia pipeline system revenues of $0.5 million due to higher average tariffs and additional shipments.

Operating expenses decreased by $5.4 million resulting from lower expenses for each of our business segments as described below:

•

a decrease in petroleum products pipeline system expenses of $0.6 million primarily due to lower property taxes in the current period, as well as more favorable product overages, which reduce operating expenses, partially offset by higher maintenance spending and additional personnel costs in first quarter 2008;

•

a decrease in petroleum products terminals expenses of $1.5 million primarily related to gains recognized from insurance proceeds received in first quarter 2008 associated with hurricane damages sustained during 2005 and higher first quarter 2007 expenses due to product downgrade charges resulting from the accidental blending of a small amount of product. Higher personnel costs and maintenance expenses in the current period partially offset these favorable variances; and

•

a decrease in ammonia pipeline system expenses of $3.2 million primarily due to lower environmental and maintenance costs. The 2007 period was negatively impacted by environmental charges related to a 2004 pipeline release and higher system integrity costs associated with high consequence area testing procedures.

Product sales revenues primarily resulted from a third-party product supply agreement, our petroleum products blending operation, terminal product gains and transmix fractionation. Revenues from product sales were $201.7 million for the three months ended March 31, 2008 while product purchases were $177.6 million, resulting in gross margin from these transactions of $24.1 million. The gross margin resulting from product sales and purchases for the 2008 period increased $9.4 million compared to gross margin for the 2007 period of $14.7 million, resulting from product sales for the three months ended March 31, 2007 of $148.7 million and product purchases of $134.0 million. The increase in 2008 margins was primarily attributable to higher product prices and the sale of additional product overages by our petroleum products terminal segment during the current period. Please read Significant Events above for discussion of our recent assignment of the third-party supply agreement effective March 2008.

The 2008 period benefited from a $26.5 million gain on the assignment of our third-party supply agreement. Please read Significant Events above for further discussion of this assignment.

Operating margin increased $42.4 million, primarily due to the gain on assignment of our third-party supply agreement, higher gross margin from product sales as well as higher revenues and lower expenses related to each of our business segments.

Depreciation and amortization increased by $1.7 million related to expansion capital projects over the past year.

Interest expense, net of interest capitalized and interest income, was $11.3 million for the three months ended March 31, 2008 compared to $13.6 million for the three months ended March 31, 2007. Our average debt outstanding, excluding fair value adjustments for interest rate hedges, increased to $960.0 million during first quarter 2008 from $857.4 million during first quarter 2007 due to borrowings for capital expenditures in the current quarter. However, the weighted-average interest rate on our borrowings, after giving effect to the impact of associated fair value hedges, decreased to 5.3% for the 2008 period from 7.0% for the 2007 period primarily due to the refinancing of our pipeline notes during second quarter 2007 at a lower interest rate and because of lower variable rates on our revolving credit facility during first quarter 2008. Further, the amount of interest capitalized increased due to our higher level of capital spending over the last year.

Net income was $93.3 million for the three months ended March 31, 2008 compared to $49.7 million for the three months ended March 31, 2007, an increase of $43.6 million, or 88%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities was $95.9 million and $32.4 million for the three months ended March 31, 2008 and 2007, respectively. The $63.5 million increase from 2007 to 2008 was primarily attributable to:

•	an increase in net income of $17.1 million, excluding the $26.5 million non-cash gain on assignment of the supply agreement;

•	an $8.5 million decrease in accounts receivable and other accounts receivable in 2008 versus an $8.6 million increase in 2007 due primarily to the timing of payments received from our customers;

•

a $20.3 million decrease in inventories in 2008 versus an $11.9 million decrease in inventories in 2007. The decrease in inventories during 2008 is principally due to the sale of petroleum products inventory we maintained prior to the assignment of our product supply agreement to a third party in March 2008;

•	a $6.3 million decrease in accounts payable in 2008 versus a $16.8 million decrease in accounts payable in 2007 due primarily to the timing of invoices received from our vendors and suppliers; and

•

a $6.6 million increase in accrued product purchases in 2008 versus a $17.3 million decrease in accrued product purchases in 2007 due primarily to the timing of invoices received from our vendors and suppliers.

•

These increases were partially offset by a decrease in the supply agreement deposit in 2008 of $18.5 million as a result of the assignment of our product supply agreement to a third party in March 2008.

Net cash used by investing activities for the three months ended March 31, 2008 and 2007 was $70.5 million and $49.9 million, respectively. During 2008, we spent $54.9 million for capital expenditures, which included $7.8 million for maintenance capital and $47.1 million for expansion capital. Additionally, we acquired a petroleum products terminal in Bettendorf, Iowa for $12.0 million in first quarter 2008. During 2007, we spent $39.4 million for capital expenditures, which included $6.3 million for maintenance capital and $33.1 million for expansion capital.

Net cash provided (used) by financing activities for the three months ended March 31, 2008 and 2007 was $(25.4) million and $11.2 million, respectively. During 2008, we paid distributions of $63.8 million to our unitholders and general partner while net borrowings on our revolving credit facility primarily to finance capital expansion projects and acquisitions were $33.5 million. During 2007, net borrowings on our revolving credit facility were $66.8 million, which were mostly offset by distributions of $56.3 million paid to our unitholders and general partner.

During first quarter 2008, we paid $63.8 million in cash distributions to our unitholders and general partner. Based on the declared quarterly distribution of $0.6725 per unit associated with the first quarter of 2008, we will pay $65.8 million in distributions during second quarter 2008. If we continue to pay cash distributions at this level and the number of outstanding units remains the same, total cash distributions of $263.2 million would be paid on an annual basis. Of this amount, $83.6 million, or 32%, would be paid to our general partner on its approximate 2% ownership interest and incentive distribution rights.

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

During first quarter 2008, our maintenance capital spending was $7.5 million, excluding $0.3 million of spending that would have been covered by indemnifications settled in May 2004. We have received the entire $117.5 million under our indemnification settlement agreement. Please see Environmental below for additional description of this agreement.

For 2008, we expect to incur maintenance capital expenditures for our existing businesses of approximately $35.0 million, excluding $10.0 million of maintenance capital that has already been reimbursed to us through our indemnification settlement and third-party reimbursements.

In addition to maintenance capital expenditures, we also incur expansion capital expenditures at our existing facilities. During first quarter 2008, we spent cash of approximately $47.1 million for organic growth projects and $12.0 million to acquire a petroleum products terminal already connected to our petroleum products pipeline system. Based on the progress of expansion projects already underway, we expect to spend approximately $250 million of growth capital during 2008, with an additional $20 million thereafter to complete these projects. The 2008 estimate includes $10.0 million we plan to spend to acquire a petroleum products terminal already connected to our pipeline system in Wrenshall, Minnesota, which is expected to close by August 1, 2008, subject to regulatory approval.

Liquidity

As of March 31, 2008, total debt reported on our consolidated balance sheet was $952.2 million. The difference between this amount and the $947.0 million face value of our outstanding debt results from adjustments related to fair value hedges and unamortized discounts on debt issuances.

Revolving credit facility. Our current revolving credit facility has a total borrowing capacity of $550.0 million and a maturity date of September 2012. Borrowings under the facility are unsecured and incur interest at LIBOR plus a spread that ranges from 0.3% to 0.8% based on our credit ratings and on amounts outstanding under the facility. Additionally, a commitment fee is assessed at a rate from 0.05% to 0.125%, depending on our credit rating. As of March 31, 2008, $197.0 million was outstanding under this facility, and $3.3 million of the facility was obligated for letters of credit. The obligations for letters of credit are not reflected as debt on our consolidated balance sheets. As of March 31, 2008, the weighted-average interest rate on borrowings outstanding under this facility was 3.1%.

6.45% notes due 2014. In May 2004, we sold $250.0 million of 6.45% notes due 2014 in an underwritten public offering at 99.8% of par. Including the impact of amortizing the gains realized on pre-issuance hedges associated with these notes, the effective interest rate of these notes is 6.3%.

5.65% notes due 2016. In October 2004, we sold $250.0 million of 5.65% notes due 2016 in an underwritten public offering. The notes were issued at 99.9% of par. Including the impact of amortizing the losses realized on pre-issuance hedges associated with these notes and the interest rate swap which effectively converts $100.0 million of these notes from fixed-rate to floating-rate debt, the weighted-average interest rate on the notes at March 31, 2008 was 4.9%.

6.40% notes due 2037. In April 2007, we sold $250.0 million of 6.40% notes due 2037 in an underwritten public offering at 99.6% of par to refinance outstanding pipeline notes. Including the impact of amortizing the gains realized on pre-issuance hedges associated with these notes, the effective interest rate on these notes is 6.3%.

Interest rate derivatives. We utilize interest rate derivatives to help us manage interest rate risk. We were engaged in the following interest rate derivative transactions as of March 31, 2008:

•

In October 2004, we entered into a $100.0 million interest rate swap agreement to hedge against changes in the fair value of a portion of our 5.65% notes due 2016. This agreement effectively changes the interest rate on $100.0 million of those notes to a floating rate of six-month LIBOR plus 0.6%, with LIBOR set in arrears. This swap agreement expires on October 15, 2016, the maturity date of the 5.65% notes; and

•

In January 2008, we entered into a total of $200.0 million of forward starting interest rate swap agreements to hedge against variability of future interest payments on debt that we anticipated issuing no later than June 2008. Proceeds of the anticipated debt issuance were expected to be used to refinance borrowings on our revolving credit facility. The interest rate swap agreements had a 10-year term, and the effective date of the agreements was June 30, 2008. As a result of changes in market conditions, we terminated these agreements in April 2008 and received $0.2 million in connection with the termination.

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

Indemnification settlement. Prior to May 2004, a former affiliate provided indemnifications to us for assets we had acquired from it. In May 2004, we entered into an agreement with our former affiliate under which our former affiliate agreed to pay us $117.5 million to release it from those indemnification obligations, which we have collected. As of March 31, 2008, known liabilities that would have been covered by these indemnifications were $42.4 million. Through March 31, 2008, we have spent $47.7 million of the indemnification settlement proceeds for indemnified matters, including $20.4 million of capital costs. We have not reserved the cash received from this indemnity settlement but have used it for our various other cash needs, including expansion capital spending.

Petroleum products EPA issue. In July 2001, the EPA, pursuant to Section 308 of the Clean Water Act (the “Act”), served an information request to a former affiliate with regard to petroleum discharges from its pipeline operations. That inquiry primarily focused on the petroleum products pipeline system that we subsequently acquired. The response to the EPA’s information request was submitted during November 2001. In March 2004, we received an additional information request from the EPA and notice from the U.S. Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Section 311(b) of the Act in regards to 32 releases. The DOJ stated that the maximum statutory penalty for the releases was in excess of $22.0 million, which assumed that all releases are violations of the Act and that the EPA would impose the maximum penalty. The EPA further indicated that some of those releases may have also violated the Spill Prevention Control and Countermeasure requirements of Section 311(j) of the Act and that additional penalties may be assessed. In addition, we may incur additional costs associated with these releases if the EPA were to successfully seek and obtain injunctive relief. We responded to the March 2004 information request in a timely manner and have entered into an agreement that provides both parties an opportunity to negotiate a settlement prior to initiating litigation. We have accrued an amount for this matter based on our best estimates that is less than $22.0 million. Most of the amount we have accrued was included as part of the environmental indemnification settlement we reached with our former affiliate (see Indemnification Settlement description above). The DOJ and EPA have added to their original demand a release that occurred in the second quarter of 2005 from our petroleum products pipeline near our Kansas City, Kansas terminal and a release that occurred in the first quarter of 2006 from our petroleum products pipeline near Independence, Kansas. Our accrual includes these additional releases. We are in ongoing negotiations with the EPA; however, we are unable to determine what our ultimate liability could be for these matters. Adjustments to our recorded liability, which could occur in the near term, could be material to our results of operations and cash flows.

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

Floating Roof Emissions. Operational needs require us, at various times, to empty our tanks. When our tanks with internal floating roofs are emptied, the tanks emit petroleum vapors. Historically, these emissions were not reported or addressed in facility air permits because the EPA had no approved method to quantify the emissions event. However, the EPA adopted the American Petroleum Institute's methodology for calculating these particular emissions as their approved standard in 2006. We have evaluated these emission standards and have concluded that they will not have a material impact on our current operational practices, emission control and reporting requirements, emission fees and existing air permits.

Other Items

Pipeline tariff increase. The Federal Energy Regulatory Commission regulates the rates charged on interstate common carrier pipeline operations primarily through an index methodology, which establishes the maximum amount by which tariffs can be adjusted. The current approved methodology is the annual change in the producer price index for finished goods (“PPI-FG”) plus 1.3%. Based on an actual change in PPI-FG of approximately 3.0% during 2006, we increased virtually all of our published tariffs by the allowed adjustment of approximately 4.3% effective July 1, 2007. The preliminary estimate for the change in PPI-FG for 2007 is approximately 3.9%. Once PPI-FG is finalized, we expect to increase virtually all of our tariffs by the resulting PPI-FG plus 1.3% on July 1, 2008.

Ammonia operating agreement. A third-party pipeline company currently provides the operating services and a portion of the G&A services for our ammonia pipeline system under an operating agreement with us. This pipeline company has provided notice to us that it will not renew its operating agreement with us upon its scheduled expiration date of June 30, 2008. We plan to assume operating responsibility of our ammonia pipeline at that time. We do not expect these incremental costs will have a material impact on our financial results.

Ammonia contracts. We ship ammonia for three customers on our ammonia pipeline system. We have finalized new five-year transportation agreements with our customers that extend from July 1, 2008 through June 30, 2013.

Unrecognized product gains. Our petroleum products terminals operations generate product overages and shortages. When our petroleum products terminals experience net product shortages, we recognize expense for those losses in the periods in which they occur. When our petroleum products terminals experience net product overages, we have product on hand for which we have no cost basis. Therefore, these net overages are not recognized in our financial statements until the associated barrels are either sold or used to offset product losses. The combined net unrecognized product overages for our petroleum products terminals operations had a market value of approximately $10.0 million as of March 31, 2008. However, the actual amounts we will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

Affiliate transactions. Since December 2005, the general partner of Magellan Midstream Holdings, L.P. (“MGG”) has provided the employees necessary to conduct our business operations and we reimburse it for these costs. In addition, MGG has agreed to reimburse us for G&A expenses, excluding equity-based compensation, in excess of a defined G&A cap. For the three months ended March 31, 2008, we were allocated operating expenses from MGG’s general partner of $20.9 million and G&A expenses of $11.9 million. For the three months ended March 31, 2007, we were allocated operating expenses from MGG’s general partner of $19.2 million and G&A expenses of $10.4 million. MGG reimbursed us G&A costs in excess of the defined G&A cap of $0.4 million for the three months ended March 31, 2008 and $0.3 million for the three months ended March 31, 2007. We do not expect to receive reimbursement for excess G&A expenses beyond 2008.

We own a 50% interest in a crude oil pipeline company. We earn a fee to operate this pipeline which was $0.2 million for both the three months ended March 31, 2008 and 2007. We report these fees as affiliate management fee revenue on our consolidated statements of income.

Because our distributions have exceeded target levels as specified in our partnership agreement, MGG indirectly receives approximately 50% of any incremental cash distributed per limited partner unit. As of March 31, 2008, the executive officers of our general partner collectively own approximately 5% of MGG Midstream Holdings, L.P., which currently owns 14% of MGG, and therefore also indirectly benefit from these distributions. Assuming we have sufficient available cash to continue to pay distributions on our outstanding units for four quarters at our current quarterly distribution level of $0.6725 per unit, MGG would receive annual distributions of approximately $83.6 million on its combined 2% general partner interest and incentive distribution rights.

New Accounting Pronouncements

On March 26, 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships. Under EITF No. 07-4, the excess of distributions over earnings and/or excess of earnings over distributions for each period are required to be allocated to the entities’ general partner based solely on the general partner’s ownership interest at the time. For purposes of calculating earnings per unit, our current accounting practice is to allocate net income to the general partner based on the general partner’s share of total or theoretical distributions, as appropriate, including incentive distribution rights. The effect of adopting this EITF will be: (i) for periods when net income exceeds distributions, our reported earnings per limited partner unit will be higher than under our current accounting practice and (ii) for periods when distributions exceed net income, our reported earnings per limited partner unit will be lower than under our current accounting practice. These differences will be material for those periods where there are material differences between our net income and the distributions we pay. For example, had we applied EITF 07-4 to the current reporting period, basic and diluted earnings per limited partner unit would have increased from $0.89 to $1.10. This EITF is effective beginning January 1, 2009, including all interim periods after that date. Early application is not permitted. We intend to adopt this EITF in January 2009 for purposes of both calculating earnings per unit and determining the capital balances of our general and limited partners. This EITF is required to be applied retrospectively; therefore, we will restate prior period earnings per limited partner unit in all published financial reports after January 1, 2009, as applicable.

On March 19, 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, established, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 amends SFAS No. 133, requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

On February 14, 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. FSP No. 157-1 amends SFAS No. 157, Fair Value Measurements, to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, or SFAS No. 141 (revised 2007), Business Combinations, regardless of whether those assets and liabilities are related to leases. This FSP is effective with the initial adoption of SFAS No. 157, which we adopted on January 1, 2007. The adoption of this FSP did not have a material effect on our results of operations, financial position or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risk through changes in commodity prices and interest rates. We have established policies to monitor and control these market risks. We also enter into derivative agreements to help manage our exposure to commodity price and interest rate risks.

As of March 31, 2008, we had $197.0 million outstanding on our variable rate revolving credit facility. We had no other variable rate debt outstanding; however, because of an interest rate swap agreement discussed below, we are exposed to interest rate market risk on an additional $100.0 million of our debt. Considering this swap agreement and our variable-rate revolving credit facility, our annual interest expense would change by $0.4 million if LIBOR were to change by 0.125%.

In January 2008, we entered into a total of $200.0 million of forward starting interest rate swap agreements effective June 30, 2008 to hedge against the variability of future interest payments on debt that we anticipated issuing no later than June 2008.

During October 2004, we entered into an interest rate swap agreement to hedge against changes in the fair value of a portion of the $250.0 million of senior notes due 2016. We have accounted for this interest rate hedge as a fair value hedge. The notional amount of the interest rate swap agreement is $100.0 million. Under the terms of the agreement, we receive 5.65% (the interest rate of the $250.0 million senior notes) and pay LIBOR plus 0.6%. This hedge effectively converts $100.0 million of our 5.65% fixed-rate debt to floating-rate debt. The interest rate swap agreement began on October 15, 2004 and expires on October 15, 2016. Payments settle in April and October of each year with LIBOR set in arrears. We recognized an other non-current asset of $6.9 million at March 31, 2008 for the fair value of this agreement.

We also use derivatives to help us manage product purchases and sales. Derivatives that qualify for and are designated as normal purchases and sales are accounted for using traditional accrual accounting. As of March 31, 2008, we had commitments under forward purchase contracts for product purchases that will be accounted for as normal purchases totaling approximately $68.4 million, and we had commitments under forward sales contracts for product sales that will be accounted for as normal sales totaling approximately $106.4 million.

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

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on May 6, 2008.

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