Form 10-Q/A
period 2009-03-31
MAGELLAN MIDSTREAM PARTNERS LP
filed 2009-07-10
CIK 1126975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our Form 10-Q for the quarter ended March 31, 2009 filed with the Securities and Exchange Commission on May 6, 2009. This Amendment No. 1 on Form 10-Q/A only amends and restates Part I, Item 4: Controls and Procedures. No other Item in our Form 10-Q filed on May 6, 2009 is amended, modified or updated hereby. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) of the Securities Exchange Act) was performed as of the end of the period covered by the date of this report. This evaluation was performed under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and practices are effective in providing reasonable assurance that all required disclosures are included in the current report. Additionally, these disclosure controls and practices are effective in ensuring that information required to be disclosed is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities and Exchange Act) during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6.	EXHIBITS

*Exhibit 2.1	–	Agreement Relating to Simplification of Capital Structure by and among Magellan Midstream Partners, L.P., Magellan GP, LLC, Magellan Midstream Holdings, L.P. and Magellan Midstream Holdings GP, LLC (filed as Exhibit 2.1 to Form 8-K filed March 4, 2009).

*Exhibit 4.1	–	Amendment No. 1 dated as of March 3, 2009 to Unit Purchase Rights Agreement dated as of December 4, 2008, between Magellan Midstream Partners, L.P. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to Form 8-K filed March 4, 2009).

*Exhibit 12	–	Ratio of Earnings to Fixed Charges.

Exhibit 31.1	–	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

Exhibit 31.2	–	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial officer.

Exhibit 32.1	–	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

Exhibit 32.2	–	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on July 10, 2009.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	Magellan GP, LLC,
its General Partner

/s/ John D. Chandler
John D. Chandler Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
*2.1	Agreement Relating to Simplification of Capital Structure by and among Magellan Midstream Partners, L.P., Magellan GP, LLC, Magellan Midstream Holdings, L.P. and Magellan Midstream Holdings GP, LLC (filed as Exhibit 2.1 to Form 8-K filed March 4, 2009).

*4.1	Amendment No. 1 dated as of March 3, 2009 to Unit Purchase Rights Agreement dated as of December 4, 2008, between Magellan Midstream Partners, L.P. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to Form 8-K filed March 4, 2009).

*12	Ratio of earnings to fixed charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial officer.

32.1	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

32.2	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

4