Form 10-Q
period 2009-09-30
MAGELLAN MIDSTREAM PARTNERS LP
filed 2009-11-03
CIK 1126975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, there were 106,587,822 outstanding common units of Magellan Midstream Partners, L.P. that trade on the New York Stock Exchange under the ticker symbol “MMP.”

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	(As Adjusted)		(As Adjusted)
	2008	2009	2008	2009
Transportation and terminals revenues	$164,470	$173,504	$471,855	$495,227
Product sales revenues	127,540	66,076	439,622	165,119
Affiliate management fee revenue	183	190	549	570

Total revenues	292,193	239,770	912,026	660,916
Costs and expenses:
Operating	81,626	73,863	193,845	195,178
Product purchases	89,523	47,902	342,383	141,522
Depreciation and amortization	21,563	24,613	63,847	70,928
General and administrative	17,754	20,002	55,104	61,386

Total costs and expenses	210,466	166,380	655,179	469,014
Gain on assignment of supply agreement	—	—	26,492	—
Equity earnings	1,722	1,368	3,504	2,826

Operating profit	83,449	74,758	286,843	194,728
Interest expense	15,033	20,837	40,726	52,198
Interest income	(351)	(225)	(950)	(652)
Interest capitalized	(1,322)	(874)	(3,734)	(2,752)
Debt placement fee amortization expense	211	331	548	775
Other (income) expense	—	11	(254)	(636)

Income before provision for income taxes	69,878	54,678	250,507	145,795
Provision for income taxes	524	463	1,469	1,272

Net income	$69,354	$54,215	$249,038	$144,523

Allocation of net income:
Non-controlling owners’ interest in income of consolidated subsidiaries (pre-simplification)	$51,707	$36,054	$182,868	$99,729
Limited partners’ interest	18,052	18,161	67,384	44,794
General partner’s interest	(405)	—	(1,214)	—

Net income	$69,354	$54,215	$249,038	$144,523

Basic and diluted net income per limited partner unit	$0.46	$0.43	$1.70	$1.11

Weighted average number of limited partner units outstanding used for basic and diluted net income per unit calculation	39,631	41,831	39,629	40,377

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	December 31, 2008	September 30, 2009
	(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$37,912	$3,674
Accounts receivable (less allowance for doubtful accounts of $462 and $157 at December 31, 2008 and September 30, 2009, respectively)	37,517	48,959
Other accounts receivable	11,805	17,597
Inventory	47,734	190,202
Energy commodity derivative contracts	20,200	—
Energy commodity derivatives deposit	—	8,776
Reimbursable costs	8,176	14,817
Other current assets	7,297	11,616

Total current assets	170,641	295,641
Property, plant and equipment	2,890,672	3,309,666
Less: accumulated depreciation	529,356	593,292

Net property, plant and equipment	2,361,316	2,716,374
Equity investments	23,190	22,838
Long-term receivables	7,390	658
Goodwill	14,766	14,766
Other intangibles (less accumulated amortization of $8,290 and $9,504 at December 31, 2008 and September 30, 2009, respectively)	5,539	4,325
Debt placement costs (less accumulated amortization of $2,937 and $3,712 at December 31, 2008 and September 30, 2009, respectively)	7,649	11,285
Other noncurrent assets	10,217	20,425

Total assets	$2,600,708	$3,086,312

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$40,051	$43,743
Accrued payroll and benefits	21,884	23,020
Accrued interest payable	15,077	31,411
Accrued taxes other than income	20,151	23,560
Environmental liabilities	19,634	18,137
Deferred revenue	21,492	26,182
Accrued product purchases	23,874	21,061
Energy commodity derivative contracts	—	8,860
Energy commodity derivatives deposit	18,994	—
Other current liabilities	19,128	20,555

Total current liabilities	200,285	216,529
Long-term debt	1,083,485	1,624,564
Long-term pension and benefits	31,787	33,836
Other noncurrent liabilities	8,853	7,449
Environmental liabilities	22,166	22,815
Commitments and contingencies
Owners’ equity:
Partners’ capital:
Common unitholders	68,063	1,196,512
Accumulated other comprehensive loss	(340)	(15,393)

Total partners’ capital	67,723	1,181,119
Non-controlling owners’ interests in consolidated subsidiaries (pre-simplification)	1,186,409	—

Total owners’ equity	1,254,132	1,181,119

Total liabilities and owners’ equity	$2,600,708	$3,086,312

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2009
	(As Adjusted)
Operating Activities:
Net income	$249,038	$144,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,847	70,928
Debt placement fee amortization	548	775
Loss on sale and retirement of assets	3,824	3,981
Equity earnings	(3,504)	(2,826)
Distributions from equity investment	3,200	3,168
Equity-based incentive compensation expense	4,384	7,361
Amortization of prior service cost (credit) and net actuarial loss	(65)	942
Gain on assignment of supply agreement	(26,492)	—
Changes in operating assets and liabilities:
Accounts receivable and other accounts receivable	(5,261)	(17,234)
Inventory	39,328	(56,336)
Reimbursable costs	300	(6,641)
Accounts payable	16,284	4,343
Accrued payroll and benefits	(4,641)	1,136
Accrued interest payable	14,716	16,334
Accrued taxes other than income	1,268	3,409
Accrued product purchases	3,940	(2,813)
Accrued product shortages	12,673	—
Supply agreement deposit	(18,500)	—
Energy commodity derivative contracts, net of margin deposits	(3,966)	589
Current and noncurrent environmental liabilities	(17,396)	(868)
Other current and noncurrent assets and liabilities	(2,041)	8,717

Net cash provided by operating activities	331,484	179,488

Investing Activities:
Property, plant and equipment:
Additions to property, plant and equipment	(208,859)	(157,321)
Proceeds from sale of assets	3,846	333
Changes in accounts payable	6,326	(651)
Acquisition of business	(20,567)	(358,442)

Net cash used by investing activities	(219,254)	(516,081)
Financing Activities:
Distributions paid	(195,243)	(210,081)
Net repayments under revolver	(148,500)	(37,000)
Borrowings under long-term notes, net	249,980	568,699
Debt placement costs	(2,048)	(4,411)
Net receipt from financial derivatives	4,030	—
Capital contributions by affiliate	2,453	—
Change in outstanding checks	(3,026)	2,151
Settlement of tax withholdings on long-term incentive compensation	—	(3,450)
Simplification of capital structure	—	(13,553)

Net cash provided (used) by financing activities	(92,354)	302,355

Change in cash and cash equivalents	19,876	(34,238)
Cash and cash equivalents at beginning of period	938	37,912

Cash and cash equivalents at end of period	$20,814	$3,674

Supplemental non-cash financing activity:
Issuance of Magellan Midstream Partners, L.P., common units in settlement of long-term incentive plan awards	$8,536	$1,943

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(As Adjusted)		(As Adjusted)
Net income	$69,354	$54,215	$249,038	$144,523
Other comprehensive income:
Net gain on commodity hedges	—	639	—	639
Reclassification of net gain on cash flow hedges to interest expense	(41)	(41)	(123)	(123)
Reclassification of net gain on commodity hedges to product sales revenues	—	(255)	—	(255)
Amortization of prior service cost (credit) and actuarial loss	(21)	270	(65)	942
Adjustment to recognize the funded status of postretirement plans	746	522	746	522

Total other comprehensive income	684	1,135	558	1,725

Comprehensive income	70,038	55,350	249,596	146,248
Comprehensive income attributable to non-controlling owners’ interest in consolidated subsidiaries (pre-simplification)	52,377	34,063	183,414	98,316

Comprehensive income attributable to partners’ capital	$17,661	$21,287	$66,182	$47,932

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

These financial statements were originally the financial statements of Magellan Midstream Holdings, L.P. (“MGG”) prior to the effective date of the simplification of our capital structure (see Note 2—Simplification Agreement below). The Simplification was accounted for in accordance with Accounting Standards Codification (“ASC”) 810-10-45; Paragraphs 22 and 23, Consolidation—Overall—Changes in Parent’s Ownership Interest in a Subsidiary. Under ASC 810, the exchange of MGG units for Magellan Midstream Partners, L.P. (“MMP”) units was accounted for as an MGG equity issuance and MGG was the surviving entity for accounting purposes. Although MGG was the surviving entity for accounting purposes, MMP was the surviving entity for legal purposes; consequently, the name on these financial statements was changed from “Magellan Midstream Holdings, L.P.” to “Magellan Midstream Partners, L.P.”

Historically, MGG’s sole ownership of MMP’s general partner, Magellan GP, LLC (“MMP GP”), provided MGG with an indirect approximate 2% general partner interest in MMP. MGG’s ownership of MMP’s general partner interest gave it control of MMP as the limited partner interests of MMP (i) did not have the substantive ability to dissolve MMP, (ii) could remove MMP GP as MMP’s general partner only with a supermajority vote of MMP’s common units representing limited partner interest in it (“MMP limited partner units”) and the MMP limited partner units that could be voted in such an election were restricted, and (iii) did not possess substantive participating rights in MMP’s operations. As a result, MGG’s consolidated financial statements included the assets, liabilities and cash flows of MMP and MMP GP.

During the periods that MGG controlled MMP, MGG had no substantial assets and liabilities other than those of MMP. MGG’s consolidated balance sheet included non-controlling owners’ interests of consolidated subsidiaries, which reflected the proportion of MMP owned by MMP’s partners other than MGG. In addition, MGG’s consolidated balance sheet reflected adjustments to the historical amounts reported on MMP’s balance sheet for the fair value of MGG’s proportionate share of MMP’s assets and liabilities at the time of MGG’s acquisition of interest in MMP and MMP GP.

Because of the changes the Simplification Agreement has had on these financial statements and MMP’s organizational structure, and because the nature of the pre-simplification and post-simplification Magellan entities are significantly different, management believed the use of the terms “we,” “our,” “us” and similar language would be confusing. Therefore, these notes to consolidated financial statements refer to specific Magellan entities, with Magellan Midstream Partners, L.P. prior to the simplification referred to as “MMP” and after the simplification as “Magellan Partners.”

2.	Simplification Agreement

In March 2009, MMP and its general partner and MGG and its general partner entered into an Agreement Relating to Simplification of Capital Structure (the “Simplification Agreement” or “the simplification”). Pursuant to the Simplification Agreement, which was approved by both MMP’s and MGG’s unitholders on September 25, 2009, MMP amended and restated its existing partnership agreement to provide for the transformation of the incentive distribution rights and approximate 2% general partner interest owned by MMP GP into common units in MMP and a non-economic general partner interest (the “transformation”). Once the transformation was completed, MMP GP distributed the common units of MMP that it received in the transformation to MGG (the “unit distribution”). Once the transformation and unit distribution were completed, pursuant to a Contribution and Assumption Agreement: (i) MGG contributed 100% of its member interests in Magellan Midstream Holdings GP, LLC (“MGG GP”), its general partner, to MMP GP; (ii) MGG contributed 100% of its member interests in MMP GP to MMP; (iii) MGG contributed to MMP all of its cash and assets, other than the common units of MMP it received in the unit distribution; and (iv) MMP assumed all of MGG’s liabilities (collectively, the “contributions”). Once the transformation, unit distribution and contributions were completed, MGG distributed the common units in MMP it received in the unit distribution to its unitholders (the “redistribution”) and was dissolved. The transformation of the general partner interest and incentive distribution rights into common units in MMP occurred on September 28, 2009.

Pursuant to the Simplification Agreement, MGG received approximately 39.6 million of MMP’s common units in the transformation and unit distribution and each of MGG’s unitholders received 0.6325 of MMP common units in the redistribution for each MGG common unit they owned. As a result, the number of MMP limited partner units outstanding increased from 67.0 million units to 106.6 million units. However, for historical reporting purposes, the impact of this change resulted in a reverse unit split of 0.6325 to 1.0. Therefore, the weighted average units outstanding used for basic and diluted earnings per unit calculations are MGG’s historical weighted average units outstanding adjusted for the retrospective application of the reverse unit split. Amounts reflecting historical MGG limited partner unit and per unit amounts included in this report have been restated for the reverse unit split.

The reconciliation of MMP’s net income, as historically reported, to the net income reported in these financial statements is as follows (in thousands):

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Net income, as previously reported	$73,336	$261,032
Adjustments:
Additional depreciation expense	(3,837)	(11,511)
Other	(145)	(483)

Net income	$69,354	$249,038

At the time of MGG’s acquisition of general and limited partner interests in MMP on June 17, 2003, MGG recorded MMP’s property, plant and equipment at 54.6% of their fair values and at 46.4% of their historical carrying values reflecting MGG’s ownership percentages in MMP at that time. This step-up in basis is the reason MGG recorded higher depreciation expense than MMP. Other adjustments include the amortization of the step-up to fair value made by MGG on June 17, 2003 of other items, including the fair value of MMP’s debt and certain commercial contracts. Additionally, other adjustments include the stand-alone G&A expenses that MGG incurred.

MMP GP continues to manage Magellan Partners following the simplification and Magellan Partners’ management team remains unchanged. Additionally, three of the four independent members of MGG’s general partner’s board of directors have joined the board of directors of MMP GP. The other independent member of MGG’s general partner’s board of directors, Patrick C. Eilers, was already serving as an independent member of MMP GP’s board of directors.

During the three and nine months ended September 30, 2009, Magellan Partners incurred $6.9 million and $13.6 million, respectively, of costs associated with the simplification of its capital structure. In accordance with ASC 810-10-45, Consolidation – Overall – Changes in Parent’s Ownership Interest in a Subsidiary, Magellan Partners charged these costs to equity. The amount for the nine months ended September 30, 2009 was reported under the caption “Simplification of capital structure” in the financing activities section of Magellan Partners’ consolidated statements of cash flows.

3.	Organization

Magellan Partners is a Delaware limited partnership, and its units are traded on the New York Stock Exchange under the ticker symbol “MMP.” MMP GP, a Delaware limited liability company, serves as its general partner. Magellan Partners and MMP GP have contracted with MGG GP to provide all general and administrative (“G&A”) services and operating functions required for Magellan Partners’ operations. Prior to the simplification of MMP’s capital structure, MMP’s organizational structure and that of its affiliate entities, as well as how MMP refers to these affiliates in its notes to consolidated financial statements, was as follows:

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Simplification Agreement (see Note 2—Simplification Agreement) was approved by MMP’s and MGG’s unitholders; therefore, effective September 28, 2009, MMP’s organizational structure became as follows:

Magellan Partners operates and reports in three business segments: the petroleum products pipeline system, the petroleum products terminals and the ammonia pipeline system. Magellan Partners’ reportable segments offer different products and services and are managed separately because each requires different marketing strategies and business knowledge.

In the opinion of management, Magellan Partners’ accompanying consolidated financial statements, which are unaudited except for the consolidated balance sheet as of December 31, 2008, which is derived from audited financial statements, include all normal

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and recurring adjustments necessary to present fairly its financial position as of September 30, 2009, and the results of operations for the three and nine months ended September 30, 2008 and 2009 and cash flows for the nine months ended September 30, 2008 and 2009. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the financial statements in this report do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with Magellan Partners’ audited consolidated balance sheets as of December 31, 2008 and 2007, and the related statements of income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2008 and notes thereto included in Magellan Partners’ 8-K report filed with the SEC, concurrent with this 10-Q report, on November 3, 2009.

4.	Allocation of Net Income

For purposes of both calculating earnings per unit and determining the capital balances of the general partner and the limited partners, the allocation of net income was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net income	$69,354	$54,215	$249,038	$144,523
Net income applicable to non-controlling owner’s interests (a) (b)	51,707	36,054	182,868	99,729

Net income applicable to limited partners and general partner	17,647	18,161	66,170	44,794
Allocation of net income applicable to limited partners and general partner:
Direct charges to general partner:
Reimbursable general and administrative costs	408	—	1,224	—

Income applicable to limited partners and general partner before direct charges to general partner	18,055	18,161	67,394	44,794
General partner’s share of income (c)	0.0141%	0%	0.0141%	0%

General partner’s allocated share of net income before direct charges	3	—	10	—
Direct charges to general partner	408	—	1,224	—

Net loss allocated to general partner	$(405)	$—	$(1,214)	$—

Net income applicable to limited partners and general partner	$17,647	$18,161	$66,170	$44,794
Less: net loss allocated to general partner	(405)	—	(1,214)	—

Net income allocated to limited partners	$18,052	$18,161	$67,384	$44,794

(a)	On January 1, 2009, MMP adopted ASC 810-10-45, Consolidations – General – Other Presentation Matters. Under this ASC, non-controlling owners’ interest in income is no longer reported as a deduction in arriving at net income. Instead, net income is allocated between the non-controlling owners’ interest and the limited partner owners’ interest. As prescribed in ASC 810-10-65, Consolidations – General - Transition and Open Effective Date Information, MMP retroactively applied this guidance to the three and nine months ended September 30, 2008. Also, effective September 30, 2009, the Simplification Agreement was completed (see Note 2—Simplification Agreement) under which MMP acquired the non-controlling owner’s interests. Therefore, effective September 28, 2009, the non-controlling owner’s interests will no longer be allocated a portion of MMP’s net income, i.e. 100% of MMP’s net income will be attributable to the limited partners.

(b)	These amounts represent MMP’s allocation of pre-simplification net income. MMP completed the Simplification during the current quarter (see Note 2—Simplification Agreement). For periods prior to the Simplification, the net income allocated to non-controlling owner’s interests was determined by deducting MMP GP’s allocated share of MMP’s net income for the period from MMP’s net income. MMP GP’s allocated share of MMP’s net income was determined by multiplying MMP’s net income by MMP GP’s proportionate share of distributions (including incentive distribution rights) for the period, adjusted for direct charges by MMP to MMP GP, plus MMP GP’s approximate 2% ownership interest in undistributed MMP net income, if any. Because MGG has been dissolved and the incentive distribution rights formerly paid by MMP have been eliminated, the income allocated to MMP GP’s interest for the current quarter is net income attributable to the pre-simplification period, adjusted for indemnified environmental and MGG stand-alone G&A expenses, times the proportion of the distributions that will be paid for the current quarter on the MMP units received in exchange for the approximate 2% general partner ownership interest and incentive distribution rights. Therefore, for the current quarter, the net income allocated to the non-controlling owner’s interest was determined as follows:

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income					$54,215
Previously indemnified environmental expense					4,078
MGG stand-alone G&A expense					1,029

Net income before indemnified environmental and MGG stand-alone G&A expense					$59,322

Allocation of net income to pre-simplification and post-simplification periods:

				Number of Days in Quarter	Amount
					(in thousands)
Pre-simplification period net income before indemnified environmental and MGG stand-alone G&A expense (July 1, 2009 through September 27, 2009) (1)				89	$57,388
Post-simplification period net income before indemnified environmental and MGG stand-alone G&A expense (September 28, 2009 through September 30, 2009) (1)				3	1,934

Net income before indemnified environmental and MGG stand-alone G&A expense				92	$59,322

Allocation of net income:

	MMP Units Outstanding After Simplification		Per Unit Distribution Amount	Distribution Amount	Percentage
MGG units converted to MMP units	39,623,944	(2)	$0.71	$28,133,000	37.175
Pre-simplification MMP units outstanding	66,963,878		$0.71	47,544,353	62.825

Total MMP units outstanding post-simplification	106,587,822			$75,677,353	100.000

					Amount
					(in thousands)
Pre-simplification period net income before indemnified environmental and MGG stand-alone G&A expense					$57,388
Percentage of current quarter distributions paid to MGG units that converted to MMP units					37.175%

Pre-simplification period net income allocated to limited partners					21,334
Less: Indemnified environmental and MGG stand-alone G&A expenses					(5,107)
Plus: Post-simplification period net income before indemnified environmental and MGG stand-alone G&A expenses					1,934

Net income allocated to limited partners’ interest					$18,161

Pre-simplification period net income before indemnified environmental and MGG stand-alone G&A expenses					$57,388
Percentage of current quarter distributions paid to pre-simplification MMP units outstanding					62.825%

Net income allocated to limited non-controlling owners’ interest					$36,054

(1)	As part of the simplification process, 62.6 million MGG limited partner units converted to 39.6 million MMP limited partner units on September 28, 2009.
(2)	There were 62,646,551 MGG units outstanding prior to the simplification. These units converted to MMP units at the exchange ratio of 0.6325 (62,646,551 units x 0.6325 = 39,623,944).

(c)	In December 2008, MGG acquired its general partner from MGG Midstream Holdings, L.P. (“MGG MH”); subsequently, its general partner owned a non-economic general partner interest in MGG and was not allocated a portion of MGG’s net income.

5.	Acquisitions

Longhorn Partners Pipeline, L.P.

On July 29, 2009, MMP acquired substantially all of the assets of Longhorn Partners Pipeline, L.P. (which we refer to as the “Longhorn acquisition”) for $252.3 million plus the fair market value of the linefill of $86.1 million. The operating results from this acquisition have been included in Magellan Partners’ petroleum products pipeline system segment’s results since the acquisition date.

The Longhorn acquisition primarily include an approximate 700-mile common carrier pipeline system that transports refined petroleum products from Houston to El Paso, Texas and a terminal in El Paso, Texas. The El Paso, Texas terminal serves local petroleum products demand and distributes product to connecting third-party pipelines for ultimate delivery to markets in Arizona and New Mexico. Magellan Partners intends to connect this pipeline system to its existing terminal at East Houston to provide additional supply options for current and potential customers to transport petroleum products to Southwestern markets. Further, Magellan Partners will complete construction of an additional 400,000 barrels of storage that is currently underway at the El Paso terminal.

        The Longhorn acquisition was accounted for as an acquisition of a business under the purchase method of accounting in accordance with ASC 805, Business Combinations. The assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. The purchase price and preliminary assessment of the fair value of the assets acquired (liabilities assumed) is as follows (in thousands):

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase price	$338,439

Fair value of assets acquired (liabilities assumed) (1):
Property, plant and equipment	$252,327
Inventory	86,132
Environmental liabilities assumed	(20)

Total	$338,439

(1)	The initial accounting for property, plant and equipment is incomplete pending finalization of valuation reports on pipeline assets used as the basis for fair value of such assets.

Magellan Partners’ reported net revenues and net income for 2009 include operating results from the Longhorn acquisition from July 29, 2009 through September 30, 2009. Net revenues and net loss resulting from the Longhorn acquisition that were included in Magellan Partners’ operating results were $0.9 million and $(4.1) million, respectively, for both the three and nine months ended September 30, 2009.

Wynnewood Terminal

During September 2009, MMP acquired a terminal in Wynnewood, Oklahoma for $20.0 million in a sale/lease-back arrangement. The Wynnewood terminal is connected to a refinery that is an origin point on Magellan Partners’ petroleum products pipeline system. The Wynnewood terminal acquisition was accounted for as an acquisition of a business under the purchase method of accounting in accordance with ASC 805, Business Combinations. The assets acquired were recorded at their estimated fair market values as of the acquisition date as property, plant and equipment in Magellan Partners’ petroleum products pipeline segment.

Pro Forma Information (unaudited)

The following summarized pro forma consolidated income statement information assumes that the Longhorn acquisition and the Wynnewood terminal acquisition discussed above occurred as of January 1, 2008. These pro forma results are for comparative purposes only and may not be indicative of the results that would have occurred if MMP had completed these acquisitions as of the periods shown below or the results that will be attained in the future. The amounts presented below are in thousands:

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	As Reported	Pro Forma Adjustments	Pro Forma	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$292,193	$26,029	$318,222	$912,026	$86,625	$998,651
Net income	$69,354	$3,961	$73,315	$249,038	$20,227	$269,265

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	As Reported	Pro Forma Adjustments	Pro Forma	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$239,770	$(83)	$239,687	$660,916	$8,502	$669,418
Net income	$54,215	$(12,043)	$42,172	$144,523	$(35,632)	$108,891

Significant pro forma adjustments for the Longhorn acquisition include its revenues and net income for the period prior to MMP’s acquisition. Because the assets included in the Longhorn acquisition had minimal commercial activity following the former owner’s bankruptcy filing in July 2008, revenues and net income generated by the assets were substantially lower in 2009.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro forma adjustments for the Wynnewood terminal include lease revenue based on a $2.0 million annual lease payment amount and depreciation expense based on $0.5 million annually.

Pro forma adjustments for both acquisitions include interest expense on borrowings necessary to complete the acquisitions.

6.	Product Sales Revenues

The amounts Magellan Partners reports as product sales revenues on its consolidated statements of income include revenues from the sale of petroleum products and from mark-to-market adjustments from New York Mercantile Exchange (“NYMEX”) contracts. MMP began using NYMEX contracts during the third quarter of 2008 as economic hedges against changes in the price of petroleum products it expects to sell from its petroleum products blending activities. From the third quarter of 2008 through the second quarter of 2009 none of the NYMEX contracts MMP entered into qualified for hedge accounting treatment under ASC 815-30, Derivatives and Hedging. However, effective July 2, 2009, most of the NYMEX contracts associated with MMP’s petroleum products blending activities qualified for hedge accounting treatment and were recorded as cash flow hedges. Additionally, Magellan Partners currently uses NYMEX contracts as economic hedges against changes in the price of petroleum products associated with the linefill purchased in connection with the Longhorn acquisition and these NYMEX contracts do not qualify for hedge accounting treatment. As a result of the different accounting treatment applied to the various types of NYMEX contracts entered into, the amounts Magellan Partners reports as product sales revenues can include amounts from the following sources:

•	The physical sale of petroleum products;

•

Mark-to-market adjustments of NYMEX contracts that did not qualify for hedge accounting treatment associated with economic hedges of Magellan Partners petroleum products blending and fractionation activities;

•	The closing value of NYMEX contracts which qualified for hedge accounting treatment and were accounted for as cash flow hedges that matured during the period; and

•	Mark-to-market adjustments of NYMEX contracts which did not qualify for hedge accounting treatment associated with economic hedges of Magellan Partners linefill related to the Longhorn acquisition.

For the three and nine months ended September 30, 2008 and 2009, reported product sales revenues included the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Physical sale of petroleum products	$115,169	$60,211	$427,251	$182,650
NYMEX contract adjustments:
Change in unrealized value of NYMEX contracts that did not qualify for hedge accounting treatment associated with Magellan Partners petroleum products blending and fractionation activities	12,371	2,803	12,371	(20,593)
Reclassification from accumulated other comprehensive loss of matured NYMEX contracts that qualified for hedge accounting treatment associated with Magellan Partners petroleum products blending activities	—	255	—	255
Change in unrealized value of NYMEX contracts that did not qualify for hedge accounting treatment associated with the linefill related to the Longhorn acquisition	—	2,807	—	2,807

Total NYMEX contract adjustments	12,371	5,865	12,371	(17,531)

Total petroleum product sales revenues	$127,540	$66,076	$439,622	$165,119

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Owners’ Equity

The changes in owners’ equity for the nine months ended September 30, 2008 and 2009 are provided in the tables below (in thousands):

	Partners’ Capital	Partners’ Accumulated Other Comprehensive Loss	Non-controlling Owners’ Interest	Total Owners’ Equity
Balance, January 1, 2008	$57,421	$(91)	$1,127,236	$1,184,566
Comprehensive income:
Net income	66,170	—	182,868	249,038
Reclassification of net gain on interest rate cash flow hedges to interest expense	—	(3)	(120)	(123)
Amortization of prior service credit and net actuarial loss	—	—	(65)	(65)
Adjustment to recognize the funded status of postretirement plans	—	15	731	746

Total comprehensive income	66,170	12	183,414	249,596
Capital contributions by affiliate	2,453	—	—	2,453
Distributions	(60,588)	—	(134,655)	(195,243)
Equity method incentive compensation expense	3,804	—	—	3,804
Issuance of MMP common units in settlement of long-term incentive plan awards	—	—	8,536	8,536
Other	(28)	—	25	(3)

Balance, September 30, 2008	$69,232	$(79)	$1,184,556	$1,253,709

	Partners’ Capital	Partners’ Accumulated Other Comprehensive Loss	Non-controlling Owners’ Interest	Total Owners’ Equity
Balance, January 1, 2009	$68,063	$(340)	$1,186,409	$1,254,132
Comprehensive income:
Net income	47,898	—	96,625	144,523
Net gain on commodity hedges	—	13	626	639
Reclassification of net gain on interest rate cash flow hedges to interest expense	—	(3)	(120)	(123)

Reclassification of net gain on commodity hedges to product sales revenues	—	(5)	(250)	(255)
Amortization of prior service cost and net actuarial loss	—	19	923	942
Adjustment to recognize the funded status of postretirement plans	—	10	512	522

Total comprehensive income	47,898	34	98,316	146,248
Distributions	(67,470)	—	(142,611)	(210,081)
Equity method incentive compensation expense	5,526	—	—	5,526
Simplification of capital structure	(13,553)	—	—	(13,553)
Issuance of MMP common units in settlement of long-term incentive plan awards	(4,406)	—	6,349	1,943
Issuance of MMP limited partner units in settlement of special unit awards	377	—	—	377
Settlement of tax withholdings on long-term incentive compensation	(3,450)	—	—	(3,450)
Issuance of MMP units pursuant to the Simplification Agreement	1,163,549	(15,087)	(1,148,462)	—
Other	(22)	—	(1)	(23)

Balance, September 30, 2009	$1,196,512	$(15,393)	$—	$1,181,119

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Segment Disclosures

Magellan Partners’ reportable segments are strategic business units that offer different products and services. Magellan Partners’ segments are managed separately because each segment requires different marketing strategies and business knowledge. Management evaluates performance based on segment operating margin, which includes revenues from affiliates and external customers, operating expenses, product purchases and equity earnings. Transactions between Magellan Partners’ business segments are conducted and recorded on the same basis as transactions with third-party entities.

Magellan Partners believes that investors benefit from having access to the same financial measures being used by management. Operating margin, which is presented in the tables below, is an important measure used by management to evaluate the economic performance of Magellan Partners’ core operations. This measure forms the basis of Magellan Partners’ internal financial reporting and is used by management in deciding how to allocate capital resources between segments. Operating margin is not a generally accepted accounting principles (“GAAP”) measure, but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the tables below. Operating profit includes expense items, such as depreciation and amortization and G&A expenses, that management does not consider when evaluating the core profitability of Magellan Partners’ operations.

	Three Months Ended September 30, 2008
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$125,746	$34,472	$5,128	$(876)	$164,470
Product sales revenues	118,979	8,561	—	—	127,540
Affiliate management fee revenue	183	—	—	—	183

Total revenues	244,908	43,033	5,128	(876)	292,193
Operating expenses	63,977	14,320	4,766	(1,437)	81,626
Product purchases	88,169	1,606	—	(252)	89,523
Equity earnings	(1,722)	—	—	—	(1,722)

Operating margin	94,484	27,107	362	813	122,766
Depreciation and amortization	13,781	6,685	284	813	21,563
G&A expenses	13,068	4,123	563	—	17,754

Operating profit (loss)	$67,635	$16,299	$(485)	$—	$83,449

	Three Months Ended September 30, 2009
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$128,979	$41,755	$4,017	$(1,247)	$173,504
Product sales revenues	62,447	3,629	—	—	66,076
Affiliate management fee revenue	190	—	—	—	190

Total revenues	191,616	45,384	4,017	(1,247)	239,770
Operating expenses	51,814	16,341	7,392	(1,684)	73,863
Product purchases	47,050	1,349	—	(497)	47,902
Equity earnings	(1,368)	—	—	—	(1,368)

Operating margin (loss)	94,120	27,694	(3,375)	934	119,373
Depreciation and amortization	15,180	8,165	334	934	24,613
G&A expenses	14,441	4,998	563	—	20,002

Operating profit (loss)	$64,499	$14,531	$(4,272)	$—	$74,758

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2008
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$353,664	$104,043	$16,534	$(2,386)	$471,855
Product sales revenues	414,461	25,161	—	—	439,622
Affiliate management fee revenue	549	—	—	—	549

Total revenues	768,674	129,204	16,534	(2,386)	912,026
Operating expenses	145,944	42,473	9,825	(4,397)	193,845
Product purchases	336,367	6,528	—	(512)	342,383
Equity earnings	(3,504)	—	—	—	(3,504)
Gain on assignment of supply agreement	(26,492)	—	—	—	(26,492)

Operating margin	316,359	80,203	6,709	2,523	405,794
Depreciation and amortization	40,854	19,629	841	2,523	63,847
G&A expenses	39,678	12,898	2,528	—	55,104

Operating profit	$235,827	$47,676	$3,340	$—	$286,843

	Nine Months Ended September 30, 2009
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$365,886	$120,623	$12,494	$(3,776)	$495,227
Product sales revenues	154,571	10,548	—	—	165,119
Affiliate management fee revenue	570	—	—	—	570

Total revenues	521,027	131,171	12,494	(3,776)	660,916
Operating expenses	139,864	46,703	13,732	(5,121)	195,178
Product purchases	138,552	4,455	—	(1,485)	141,522
Equity earnings	(2,826)	—	—	—	(2,826)

Operating margin (loss)	245,437	80,013	(1,238)	2,830	327,042
Depreciation and amortization	43,645	23,346	1,107	2,830	70,928
G&A expenses	44,232	15,393	1,761	—	61,386

Operating profit (loss)	$157,560	$41,274	$(4,106)	$—	$194,728

Segment assets	$2,170,365	$828,728	$38,116	$—	$3,037,209
Corporate assets					49,103

Total assets					$3,086,312

The increase in segment assets from previously reported periods resulted primarily from the Longhorn acquisition during third quarter 2009 (see Note 5—Acquisitions).

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Related Party Disclosures

Affiliate Entity Transactions

Magellan Partners has a 50% ownership interest in a crude oil pipeline company and is paid a management fee for its operation. During both the three month periods ended September 30, 2008 and 2009, MMP received operating fees from this pipeline company of $0.2 million, which was reported as affiliate management fee revenue. Affiliate management fee revenue for the nine months ended September 30, 2008 and 2009 was $0.5 million and $0.6 million, respectively.

The following table summarizes affiliate costs and expenses that are reflected in the accompanying consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
MGG GP—allocated operating expenses	21,335	23,969	63,887	69,523
MGG GP—allocated G&A expenses	12,140	14,813	36,648	41,890

Under MMP’s services agreement with MGG GP, MMP reimburses MGG GP for the costs of employees necessary to conduct its operations and administrative functions. The accrued payroll and benefits accruals associated with this agreement at December 31, 2008 and September 30, 2009 were $21.9 million and $23.0 million, respectively. The long-term pension and benefits accruals associated with this agreement at December 31, 2008 and September 30, 2009 were $31.8 million and $33.8 million, respectively. MMP settles its payroll, payroll-related expenses and non-pension postretirement benefit costs with MGG GP on a monthly basis and funds its long-term affiliate pension liabilities through payments to MGG GP when it makes contributions to its pension funds. Effective with the closing of the Simplification Agreement (see Note 2—Simplification Agreement), MGG GP became a subsidiary of MMP; therefore, these transactions will not be reported as related transactions subsequent to that date.

Historically, MGG reimbursed MMP for G&A expenses, excluding equity-based compensation, in excess of a G&A cap. The amount of G&A costs MGG reimbursed to MMP for the three and nine months ended September 30, 2008 was $0.4 million and $1.2 million, respectively. MGG MH, the former owner of MGG’s general partner, reimbursed MGG for the same amounts MGG reimbursed to MMP for these excess G&A expenses. MGG recorded these reimbursements as a capital contribution from its general partner. No reimbursements were made to MMP for excess G&A costs in 2009.

Other Related Party Transactions

One of MMP GP’s independent board members, John P. DesBarres, served as a board member for American Electric Power Company, Inc. (“AEP”) of Columbus, Ohio until his death in December 2008. During the three and nine months ended September 30, 2008, MMP’s operating expenses included $0.7 million and $1.8 million, respectively, of power costs incurred with Public Service Company of Oklahoma (“PSO”), which is a subsidiary of AEP. MMP had no amounts payable to or receivable from PSO or AEP at December 31, 2008.

Because MMP’s historical distributions exceeded target levels as specified in its partnership agreement, until the completion of the simplification of MMP’s capital structure, MMP GP received approximately 50%, including its approximate 2% general partner interest, of any incremental cash distributed per MMP limited partner unit. Since MGG owned MMP GP during that period, it benefitted from these distributions. For the nine months ended September 30, 2008 and 2009, distributions paid to MMP GP by MMP based on MMP GP’s general partner interest and incentive distribution rights totaled $62.7 million and $70.4 million, respectively. Until December 3, 2008, the executive officers of MGG’s general partner collectively owned a direct interest in MGG MH of approximately 4% (MGG MH owned MGG’s general partner until December 3, 2008). The executive officers of MGG’s general partner, through their ownership in MGG MH, indirectly benefited from MMP’s distributions and directly benefited from MGG’s distributions. As of September 30, 2009, Magellan Partners’ executive officers own less than 1% of Magellan Partners’ common units.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Inventory

Inventory at December 31, 2008 and September 30, 2009 was as follows (in thousands):

	December 31, 2008	September 30, 2009
Refined petroleum products	$20,917	$127,094
Transmix	13,099	17,849
Natural gas liquids	7,534	38,054
Additives	6,184	7,205

Total inventory	$47,734	$190,202

The increase in refined petroleum products from December 31, 2008 to September 30, 2009 was primarily attributable to the linefill inventory related to the Longhorn acquisition, which totaled $100.9 million as of September 30, 2009. The increase in natural gas liquids was due to the purchase of butane during second and third quarter 2009 in anticipation of the upcoming petroleum products blending season.

11.	Employee Benefit Plans

Magellan Partners sponsors two pension plans for certain union employees, a pension plan for certain non-union employees, a postretirement benefit plan for selected retired employees and a defined contribution plan. The following tables present Magellan Partners’ consolidated net periodic benefit costs related to the pension plans and other postretirement benefit plan during the three and nine months ended September 30, 2008 and 2009 (in thousands):

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of Net Periodic Benefit Costs:
Service cost	$1,368	$109	$4,104	$327
Interest cost	675	256	2,024	772
Expected return on plan assets	(676)	—	(2,027)	—
Amortization of prior service cost (credit)	77	(212)	231	(639)
Amortization of actuarial loss	37	77	112	231

Net periodic benefit cost	$1,481	$230	$4,444	$691

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of Net Periodic Benefit Costs:
Service cost	$1,646	$73	$4,937	$305
Interest cost	802	118	2,407	675
Expected return on plan assets	(680)	—	(2,042)	—
Amortization of prior service cost (credit)	76	(213)	230	(638)
Amortization of actuarial loss	408	(1)	1,223	127

Net periodic benefit cost	$2,252	$(23)	$6,755	$469

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Debt

Debt at December 31, 2008 and September 30, 2009 was as follows (in thousands):

	December 31, 2008	September 30, 2009	Weighted-Average Interest Rate at September 30, 2009 (1)
Revolving credit facility	$70,000	$33,000	0.7%
6.45% Notes due 2014	249,681	249,719	6.3%
5.65% Notes due 2016	253,328	253,005	5.7%
6.40% Notes due 2018	261,555	260,643	5.9%
6.55% Notes due 2019	—	579,266	5.0%
6.40% Notes due 2037	248,921	248,931	6.3%

Total debt	$1,083,485	$1,624,564

(1)	Weighted-average interest rate includes the impact of the amortization of discounts and gains and losses realized on various hedges (see Note 13—Derivative Financial Instruments for detailed information regarding the amortization of these gains and losses).

Note discounts and premiums are being amortized or accreted to the applicable notes over their respective lives.

Revolving Credit Facility. The total borrowing capacity under the revolving credit facility, which matures in September 2012, is $550.0 million. Borrowings under the facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.3% to 0.8% based on Magellan Partners’ credit ratings and amounts outstanding under the facility. Additionally, a commitment fee is assessed at a rate from 0.05% to 0.125%, depending on Magellan Partners’ credit ratings. Borrowings under this facility are used for general purposes, including capital expenditures. As of September 30, 2009, $33.0 million was outstanding under this facility and $3.9 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on Magellan Partners’ consolidated balance sheets.

6.45% Notes due 2014. In May 2004, MMP sold $250.0 million aggregate principal of 6.45% notes due 2014 in an underwritten public offering. The notes were issued for the discounted price of 99.8%, or $249.5 million.

5.65% Notes due 2016. In October 2004, MMP issued $250.0 million of 5.65% notes due 2016 in an underwritten public offering. The notes were issued for the discounted price of 99.9%, or $249.7 million. The outstanding principal amount of the notes was increased by $3.5 million and $3.2 million at December 31, 2008 and September 30, 2009, respectively, for the unamortized portion of a gain realized upon termination of a related interest rate swap (see Note 13—Derivative Financial Instruments).

6.40% Notes due 2018. In July 2008, MMP issued $250.0 million of 6.40% notes due 2018 in an underwritten public offering. The outstanding principal amount of the notes was increased by $11.6 million and $10.7 million at December 31, 2008 and September 30, 2009, respectively, for the unamortized portion of gains realized upon termination or discontinuation of hedge accounting treatment of associated interest rate swaps (see Note 13—Derivative Financial Instruments).

6.55% Notes due 2019. In June and August 2009, MMP issued $550.0 million of 6.55% notes due 2019 in underwritten public offerings. The notes were issued at a net premium of 103.4%, or $568.7 million. Net proceeds from these offerings, after underwriter discounts of $3.6 million and offering costs of $0.8 million, were $564.3 million. The net proceeds were used to repay, in total, $454.3 million of borrowings outstanding under MMP’s revolving credit facility ($338.4 million of which was related to the Longhorn acquisition), with the balance used for general purposes including capital expenditures. In connection with these offerings, MMP entered into interest rate swap agreements to effectively convert $250.0 million of these notes to floating-rate debt (see Note 13—Derivative Financial Instruments). The outstanding principal amount of the notes was increased by $10.8 million at September 30, 2009 for the fair value of the associated interest rate swap agreements.

6.40% Notes due 2037. In April 2007, MMP issued $250.0 million of 6.40% notes due 2037 in an underwritten public offering. The notes were issued for the discounted price of 99.6%, or $248.9 million.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Derivative Financial Instruments

Commodity Derivatives

Magellan Partners’ petroleum products blending activities generate gasoline products and Magellan Partners can estimate the timing and quantities of sales of these products. Magellan Partners uses a combination of forward sales contracts and NYMEX agreements to lock in most of the gross margins realized from its blending activities. Magellan Partners accounts for the forward sales contracts as normal sales.

As discussed in Note 6—Product Sales Revenues, MMP began using NYMEX contracts during the third quarter of 2008 as economic hedges against changes in the price of petroleum products it expected to sell from its petroleum products blending activities. From the third quarter of 2008 through the second quarter of 2009, none of the NYMEX contracts MMP entered into qualified for hedge accounting treatment under ASC 815-30, Derivatives and Hedging. However, effective July 2, 2009, because of other agreements that MMP entered into, most of the NYMEX contracts associated with MMP’s petroleum products blending activities qualified for hedge accounting treatment and have been recorded as cash flow hedges. All of these contracts mature within the next twelve months.

During the three and nine months ended September 30, 2009, MMP closed its positions on NYMEX contracts associated with the sale of 0.3 million barrels and 1.4 million barrels, respectively, of gasoline and realized gains (losses) of $(2.9) million and $11.2 million, respectively. At September 30, 2009, the fair value of open NYMEX contracts, representing 2.6 million barrels of petroleum products, was a net liability of $8.2 million, of which $8.9 million was recorded as energy commodity derivative contracts and $0.7 million was recorded as noncurrent assets on its consolidated balance sheet. These open NYMEX contracts mature between October 2009 and August 2011. At September 30, 2009, Magellan Partners had made margin deposits of $8.8 million for these contracts, which it recorded as energy commodity derivatives deposit on its consolidated balance sheet. Magellan Partners has the right to offset the fair value of its open NYMEX contracts against its margin deposits under a master netting arrangement with its counterpart; however, it has elected to separately disclose these amounts on its consolidated balance sheet.

Interest Rate Derivatives

Magellan Partners uses interest rate derivatives to help manage interest rate risk. As of September 30, 2009, Magellan Partners had two offsetting interest rate swap agreements outstanding:

•

In July 2008, MMP entered into a $50.0 million interest rate swap agreement (“Derivative A”) to hedge against changes in the fair value of a portion of the $250.0 million of 6.40% notes due 2018. Derivative A effectively converted $50.0 million of those notes from a 6.40% fixed rate to a floating rate of six-month LIBOR plus 1.83%. Derivative A terminates in July 2018. MMP originally accounted for Derivative A as a fair value hedge. In December 2008, in order to capture the economic value of Derivative A at that time, MMP entered into an offsetting derivative, as described below, and discontinued hedge accounting for Derivative A. The $5.4 million fair value of Derivative A at that time was recorded as an adjustment to long-term debt which is being amortized over the remaining life of the 6.40% fixed-rate notes due 2018. For the three and nine months ended September 30, 2009, a gain (loss) of $1.6 million and $(1.7) million, respectively, was recorded to other income on Magellan Partners’ consolidated statement of income resulting from the change in fair value of Derivative A, net of semi-annual interest settlement payments.

•

In December 2008, concurrent with the discontinuance of hedge accounting for Derivative A, MMP entered into an offsetting $50.0 million interest rate swap agreement with a different financial institution pursuant to which it pays a fixed rate of 6.40% and receives a floating rate of six-month LIBOR plus 3.23%. This agreement terminates in July 2018. MMP entered into this agreement to offset changes in the fair value of Derivative A, excluding adjustments due to changes in counterparty credit risks. This agreement was not designated as a hedge for accounting purposes. For the three and nine months ended September 30, 2009, a gain (loss) of $(1.6) million and $2.3 million, respectively, was recorded to other income on Magellan Partners’ consolidated statement of income resulting from the change in fair value of this agreement, net of semi-annual interest settlement payments.

Additionally, Magellan Partners had the following interest rate swap agreements outstanding as of September 30, 2009:

•

In June 2009, MMP entered into a total of $150.0 million of interest rate swap agreements to hedge against changes in the fair value of a portion of the $550.0 million of 6.55% notes due 2019. Magellan Partners accounts for these agreements as

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair value hedges. These agreements effectively convert $150.0 million of Magellan Partners’ 6.55% fixed-rate notes to floating-rate debt. Under the terms of the agreements, Magellan Partners will receive the 6.55% fixed rate of the notes and pay six-month LIBOR in arrears plus 2.18%. The agreements terminate in June 2019, which is the maturity date of the related notes. Payments will settle in January and July each year. During each period, Magellan Partners will record the impact of these swaps based on the forward LIBOR curve. Any differences between actual LIBOR determined on the settlement date and Magellan Partners’ estimate of LIBOR will result in an adjustment to its interest expense.

•

In August 2009, MMP entered into a total of $100.0 million of interest rate swap agreements to hedge against changes in the fair value of a portion of the $550.0 million of 6.55% notes due 2019. Magellan Partners accounts for these agreements as fair value hedges. These agreements effectively convert $100.0 million of Magellan Partners’ 6.55% fixed rate notes to floating-rate debt. Under the terms of the agreements, Magellan Partners will receive the 6.55% fixed rate of the notes and pay six-month LIBOR in arrears plus 2.34%. The agreements terminate in June 2019, which is the maturity date of the related notes. Payments will settle in January and July each year. During each period, Magellan Partners will record the impact of these swaps based on the forward LIBOR curve. Any differences between actual LIBOR determined on the settlement date and Magellan Partners’ estimate of LIBOR will result in an adjustment to its interest expense.

All of the interest rate derivatives discussed above contain credit-risk-related contingent features. These features provide that in the event of Magellan Partners’ default on any obligation of $25.0 million or more or, in certain circumstances a change in control of Magellan Partners’ general partner or a merger in which its credit rating becomes “materially weaker”, which would generally be interpreted as falling below investment grade, the counterparties to Magellan Partners’ interest rate derivatives agreements could terminate those agreements and require immediate settlement. None of Magellan Partners’ interest rate derivatives were in a liability position as of September 30, 2009.

The changes in derivative gains (losses) included in accumulated other comprehensive loss (“AOCL”) for the three and nine months ended September 30, 2008 and 2009 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Gains (Losses) Included in AOCL	2008	2009	2008	2009
Beginning balance	$3,735	$3,571	$3,817	$3,653
Net gain on commodity hedges	—	639	—	639
Reclassification of net gain on cash flow hedges to interest expense	(41)	(41)	(123)	(123)
Reclassification of net gain on commodity hedges to product sales revenues	—	(255)	—	(255)

Ending balance	$3,694	$3,914	$3,694	$3,914

As of September 30, 2009, the net gain estimated to be classified to interest expense and product sales revenues over the next twelve months from AOCL is approximately $0.2 million and $0.4 million, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the current impact of MMP’s historical derivative activity on long-term debt resulting from the termination of or the discontinuance of hedge accounting treatment of Magellan Partners’ fair value hedges as of and for the three and nine months ended September 30, 2009 (in thousands):

		As of September 30, 2009	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Hedge	Total Gain Realized	Unamortized Amount Recorded in Long-term Debt	Amount Reclassified to Interest Expense from Long-term Debt	Amount Reclassified to Interest Expense from Long-term Debt
Fair value hedges (date executed):
Interest rate swaps 6.40% Notes (July 2008)	$11,652	$10,662	$(304)	$(912)
Interest rate swaps 5.65% Notes (October 2004)	3,830	3,207	(114)	(341)

Total fair value hedges		$13,869	$(418)	$(1,253)

The following is a summary of the effect of derivatives accounted for under ASC 815-25, Derivatives and Hedging—Fair Value Hedges, that were designated as hedging instruments on Magellan Partners’ consolidated statement of income for the three and nine months ended September 30, 2009 (in thousands):

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rate Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Interest rate swap agreements	Interest expense	$1,516	$1,564	$(6,997)	$(7,271)

The following is a summary of the effect of derivatives accounted for under ASC 815-30, Derivatives and Hedging—Cash Flow Hedges, that were designated as hedging instruments on Magellan Partners’ consolidated statement of income for the three and nine months ended September 30, 2009 (in thousands):

	Effective Portion
	Amount of Gain Recognized in AOCL on Derivative		Location of Gain Reclassified from AOCL into Income	Amount of Gain Reclassified from AOCL into Income
Derivative Instrument	3Q09	2009		3Q09	2009
Interest rate swap agreements	$—	$—	Interest expense	$41	$123
NYMEX commodity contracts	639	639	Product sales revenues	255	255

Total cash flow hedges	$639	$639		$296	$378

There was no ineffectiveness recognized on the financial instruments disclosed in the above table during the three and nine months ended September 30, 2009.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the effect of derivatives accounted for under ASC 815-10-35; Paragraph 2, Derivatives and Hedging—Overall—Subsequent Measurement, that were not designated as hedging instruments on Magellan Partners’ consolidated statement of income for the three and nine months ended September 30, 2009 (in thousands):

		Amount of Gain (Loss) Recognized on Derivative
Derivative Instrument	Location of Gain (Loss) Recognized on Derivative	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Interest rate swap agreements	Other income	$(11)	$636
NYMEX commodity contracts	Product sales revenues	5,607	(17,778)

	Total	$5,596	$(17,142)

The following is a summary of the amounts included in Magellan Partners’ consolidated balance sheet of the fair value of derivatives accounted for under ASC 815-25, Derivatives and Hedging—Fair Value Hedges, that were designated as hedging instruments as of September 30, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements, current portion	Other current assets	$1,564	Other current liabilities	$—
Interest rate swap agreements, noncurrent portion	Other noncurrent assets	10,755	Other noncurrent liabilities	—
NYMEX commodity contracts	Energy commodity derivative contracts	615	Energy commodity derivative contracts	12,443

Total		$12,934	Total	$12,443

The following is a summary of the amounts included in Magellan Partners’ consolidated balance sheet of the fair value of derivatives accounted for under ASC 815-10-35; Paragraph 2, Derivatives and Hedging—Overall—Subsequent Measurement, that were not designated as hedging instruments as of September 30, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements, current portion	Other current assets	$369	Other current liabilities	$176
Interest rate swap agreements, noncurrent portion	Other noncurrent assets	5,498	Other noncurrent liabilities	—
NYMEX commodity contracts	Energy commodity derivative contracts	2,969	Energy commodity derivative contracts	—
NYMEX commodity contracts	Other noncurrent assets	701	Energy commodity derivative contracts	—

	Total	$9,537	Total	$176

14.	Commitments and Contingencies

Environmental Liabilities. Liabilities recognized for estimated environmental costs were $41.8 million and $41.0 million at December 31, 2008 and September 30, 2009, respectively. Environmental liabilities have been classified as current or noncurrent based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental liabilities will be paid over the next ten years. Environmental expenses recognized as a result of changes in Magellan Partners’ environmental liabilities are included in operating expenses on its consolidated statements of income. Environmental expense (credit) was $4.1 million and $(3.4) million, respectively, for the three and nine months ended September 30, 2008 and $4.9 million and $7.1 million, respectively, for the three and nine months ended September 30, 2009. Environmental expenses for the nine months ending September 30, 2008 included the impact of a favorable settlement of a civil penalty related to historical product releases, which resulted in the reduction of MMP’s environmental liability accrual by $12.1 million.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Magellan Partners’ environmental liabilities include, among other items, accruals for an ammonia Environmental Protection Agency (“EPA”) issue. In February 2007, MMP received notice from the Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Clean Water Act (the “Act”) with respect to two releases of anhydrous ammonia from its ammonia pipeline system that was operated by a third party at the time of the releases. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of MMP’s ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million, for which the third-party operator has requested indemnification from us. In March 2007, MMP also received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. The third-party operator has subsequently settled this criminal investigation with the DOJ by paying a $1.0 million fine. In August 2009, MMP settled the EPA allegations with respect to the potential Act and CERCLA violations for a penalty of $3.7 million and agreeing to perform certain operational enhancements. Additionally, MMP settled the third-party operator defense and indemnification demand for $0.8 million. These agreements led to a reduction of MMP’s environmental liability for these matters from $5.0 million to $4.5 million and a reduction of its operating expenses of $0.5 million during third-quarter 2009.

Environmental Receivables. Receivables from insurance carriers related to environmental matters were $4.5 million and $4.0 million at December 31, 2008 and September 30, 2009, respectively.

Unrecognized Product Gains. Magellan Partners’ petroleum products terminals operations generate product overages and shortages that result from metering inaccuracies, product evaporation or expansion, product releases and product contamination. Most of the contracts Magellan Partners has with its customers state that Magellan Partners bears the risk of loss (or gain) from these conditions. When Magellan Partners’ petroleum products terminals experience net product shortages, it recognizes expense for those losses in the periods in which they occur. When Magellan Partners’ petroleum products terminals experience net product overages, it has product on hand for which it has no cost basis. Therefore, these net overages are not recognized in Magellan Partners’ financial statements until the associated barrels are either sold or used to offset product losses. The net unrecognized product overages for Magellan Partners’ petroleum products terminals operations had a market value of approximately $3.0 million as of September 30, 2009. However, the actual amounts Magellan Partners will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

Other. Magellan Partners is a party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these claims, legal actions and complaints, after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will not have a material adverse effect on Magellan Partners’ financial position, results of operations or cash flows.

15.	Long Term Incentive Plan

Plan Description

Magellan Partners has a long-term incentive plan (“LTIP”) for certain MGG GP employees who perform services for Magellan Partners and for directors of its general partner. The LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate of 3.2 million limited partner units. The remaining units available under the LTIP at September 30, 2009 total 1.3 million. The compensation committee of MMP GP’s board of directors administers the LTIP.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Magellan Partners’ equity-based incentive compensation expense is summarized as follows (in thousands):

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Equity Method	Liability Method	Total	Equity Method	Liability Method	Total
2005 awards	$—	$—	$—	$—	$26	$26
2006 awards	514	34	548	1,634	201	1,835
2007 awards	353	44	397	988	144	1,132
2008 awards	420	66	486	1,089	209	1,298
Retention awards	79	—	79	93	—	93

Total	$1,366	$144	$1,510	$3,804	$580	$4,384

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Equity Method	Liability Method	Total	Equity Method	Liability Method	Total
2007 awards	$741	$303	$1,044	$2,236	$770	$3,006
2008 awards	341	170	511	1,938	649	2,587
2009 awards	350	170	520	1,050	416	1,466
Retention awards	106	—	106	302	—	302

Total	$1,538	$643	$2,181	$5,526	$1,835	$7,361

16.	Distributions

Distributions paid by MMP during 2008 and 2009 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Common Units	General Partner	Total Cash Distribution
02/14/08	$0.6575	$43,884	$19,909	$63,793
05/15/08	0.6725	44,885	20,910	65,795
08/14/08	0.6875	45,886	21,911	67,797

Through 9/30/08	2.0175	134,655	62,730	197,385
11/14/08	0.7025	46,887	22,912	69,799

Total	$2.7200	$181,542	$85,642	$267,184

02/13/09	$0.7100	$47,537	$23,478	$71,015
05/15/09	0.7100	47,537	23,478	71,015
08/14/09	0.7100	47,537	23,478	71,015

Through 9/30/09	2.1300	142,611	70,434	213,045
11/13/09 (a)	0.7100	75,677	—	75,677

Total	$2.8400	$218,288	$70,434	$288,722

(a) MMP GP declared this cash distribution in October 2009 to be paid on November 13, 2009 to unitholders of record at the close of business on November 6, 2009.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Distributions paid by MGG during 2008 and 2009 were as follows (in thousands, except per unit amounts):

Payment Date	Distribution Amount(1)	Common Units	General Partner	Total Cash Distribution
02/14/08	$0.48538	$19,232	$3	$19,235
05/15/08	0.50988	20,204	3	20,207
08/14/08	0.53360	21,143	3	21,146

Through 09/30/08	1.52886	60,579	9	60,588
11/14/08	0.55968	22,177	3	22,180

Total	$2.08854	$82,756	$12	$82,768

02/13/09	$0.56759	$22,490	$—	$22,490
05/15/09	0.56759	22,490	—	22,490
08/14/09	0.56759	22,490	—	22,490

Through 09/30/09	$1.70277	$67,470	$—	$67,470

(1) Restated for the reverse unit split that occurred in September 2009. See Note 2—Simplification Agreement for discussion of this matter.

Total distributions paid to outside and affiliate owners by MMP and MGG are determined as follows (in thousands):

	Nine Months Ended September 30,
	2008	2009
Cash distributions paid by MMP	$197,385	$213,045
Less distributions paid by MMP to its general partner	62,730	70,434

Distributions paid by MMP to outside owners	134,655	142,611
Cash distributions paid by MGG	60,588	67,470

Total distributions	$195,243	$210,081

17.	Fair Value Disclosures

Fair Value of Financial Instruments

Magellan Partners used the following methods and assumptions in estimating its fair value disclosure for financial instruments:

Cash and cash equivalents. The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.

Energy commodity derivatives deposit. This asset (liability) represents a short-term deposit Magellan Partners paid (held) associated with its energy commodity derivative contracts. The carrying amount reported in the balance sheet approximates fair value as the deposits paid (held) change daily in relation to the associated contracts.

Long-term receivables. Fair value was determined by estimating the present value of future cash flows using a risk-free rate of interest.

Energy commodity derivative contracts. The carrying amounts reported in the balance sheet represent fair value of the asset (liability). See Note 13—Derivative Financial Instruments.

Debt. The fair value of Magellan Partners’ publicly traded notes, excluding the value of interest rate swaps qualifying as fair value hedges, was based on the prices of those notes at December 31, 2008 and September 30, 2009. The carrying amount of borrowings under its revolving credit facility approximates fair value due to the variable rates of that instrument.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest rate swaps. Fair value was determined based on an assumed exchange, at each period end, in an orderly transaction with the financial institution counterparties of the interest rate derivative agreements.

The following table reflects the carrying amounts and fair values of Magellan Partners’ financial instruments as of December 31, 2008 and September 30, 2009 (in thousands):

	December 31, 2008		September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$37,912	$37,912	$3,674	$3,674
Energy commodity derivatives deposit	(18,994)	(18,994)	8,776	8,776
Long-term receivables	7,390	5,249	658	642
Energy commodity derivative contracts	20,200	20,200	(8,158)	(8,158)
Debt	(1,083,485)	(934,975)	(1,624,564)	(1,729,492)
Interest rate swaps – asset (liability):
$50.0 million (July 2008)	7,542	7,542	4,738	4,738
$50.0 million (December 2008)	(1,770)	(1,770)	953	953
$75.0 million (June 2009)	—	—	8,543	8,543
$50.0 million (August 2009)	—	—	3,776	3,776

Fair Value Measurements

The following tables summarize the fair value measurements of Magellan Partners’ NYMEX commodity contracts and interest rate swap agreements as of December 31, 2008 and September 30, 2009, based on the three levels established by ASC 820-10-50; Paragraph 2, Fair Value Measurements and Disclosures—Overall—Disclosure (in thousands):

		Asset Fair Value Measurements as of December 31, 2008 using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivative contracts	$20,200	$20,200	$—	$—
Interest rate swap agreements (date executed):
$50.0 million (July 2008)	7,542	—	7,542	—
$50.0 million (December 2008)	(1,770)	—	(1,770)	—

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Asset Fair Value Measurements as of September 30, 2009 using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivative contracts:	$(8,158)	$(8,158)	$—	$—
Interest rate swap agreements (date executed):
$50.0 million (July 2008)	4,738	—	4,738	—
$50.0 million (December 2008)	953	—	953	—
$75.0 million (June 2009)	4,358	—	4,358	—
$75.0 million (June 2009)	4,185	—	4,185	—
$50.0 million (August 2009)	1,897	—	1,897	—
$50.0 million (August 2009)	1,879	—	1,879	—

18.	Assignment of Supply Agreement

As part of MMP’s acquisition of a pipeline system in October 2004, it assumed a third-party supply agreement. Under this agreement, MMP was obligated to supply petroleum products to one of its customers until 2018. At the time of this acquisition, MMP believed that the profits it would receive from the supply agreement were below the fair value of its tariff-based shipments on this pipeline and it established a liability for the expected shortfall. On March 1, 2008, MMP assigned this supply agreement and sold related inventory of $47.6 million to a third-party entity. Further, MMP returned its former customer’s cash deposit, which was $16.5 million at the time of the assignment. During first quarter 2008, MMP obtained a full release from the supply customer; therefore, it has no future obligation to perform under this supply agreement, even in the event the third-party assignee is unable to perform its obligations under the agreement. As a result, MMP wrote off the unamortized amount of the liability and recognized a gain of $26.5 million in first quarter 2008.

19.	Reimbursable Costs

The reimbursable costs reported as current assets on Magellan Partners’ consolidated balance sheets were $8.2 million and $14.8 million at December 31, 2008 and September 30, 2009, respectively. These balances primarily represent costs Magellan Partners has incurred related to insurance claims for which it expects to be reimbursed.

20.	Subsequent Events

Magellan Partners evaluated subsequent events through November 3, 2009, the date Magellan Partners issued its consolidated statements of income for the three and nine months ended September 30, 2008 and 2009, its consolidated balance sheets as of December 31, 2008 and September 30, 2009 and its consolidated statements of cash flows for the nine months ended September 30, 2008 and 2009. No recognizable subsequent events occurred during this period.

The following non-recognizable event occurred during the period in which Magellan Partners evaluated subsequent events:

•

In October 2009, the board of directors of Magellan Partners’ general partner declared a quarterly distribution of $0.71 per unit to be paid on November 13, 2009 to unitholders of record at the close of business on November 6, 2009. Total distributions to be paid under this declaration are approximately $75.7 million.

•	In October 2009, Magellan Partners acquired certain assets for $32.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Magellan Midstream Partners, L.P. (“MMP”) is a publicly traded limited partnership formed to own, operate and acquire a diversified portfolio of complementary energy assets. MMP is principally engaged in the transportation, storage and distribution of refined petroleum products. As of September 30, 2009, MMP’s three operating segments include:

•	petroleum products pipeline system, which is primarily comprised of MMP’s approximately 9,500-mile petroleum products pipeline system, including 51 terminals;

•	petroleum products terminals, which principally includes MMP’s seven marine terminal facilities and 27 inland terminals; and

•	ammonia pipeline system, representing MMP’s 1,100-mile ammonia pipeline and six associated terminals.

The following discussion provides an analysis of the results for each of MMP’s operating segments, an overview of MMP’s liquidity and capital resources and other items related to its partnership. The following discussion and analysis should be read in conjunction with (i) the accompanying interim consolidated financial statements and related notes, (ii) MMP’s consolidated financial statements and related notes included in its 8-K report, filed with the Securities and Exchange Commission concurrent with this 10-Q report on November 3, 2009, and (iii) Magellan Midstream Holdings, L.P.’s (“MGG”) consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in MGG’s Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Developments

Simplification of Capital Structure. In March 2009, MMP and its general partner and MGG and its general partner entered into an Agreement Relating to Simplification of Capital Structure (the “Simplification Agreement” or “the simplification”). Pursuant to the Simplification Agreement, which was approved by both MMP’s and MGG’s unitholders on September 25, 2009, MMP amended and restated its existing partnership agreement to provide for the transformation of the incentive distribution rights and approximate 2% general partner interest owned by Magellan GP, LLC (“MMP GP”), its general partner, into common units in MMP and a non-economic general partner interest (the “transformation”). Once the transformation was completed, MMP GP distributed the common units of MMP that it received in the transformation to MGG (the “unit distribution”). Once the transformation and unit distribution were completed, pursuant to a Contribution and Assumption Agreement: (i) MGG contributed 100% of its member interests in Magellan Midstream Holdings GP, LLC, its general partner, to MMP GP; (ii) MGG contributed 100% of its member interests in MMP GP to MMP; (iii) MGG contributed to MMP all of its cash and assets, other than the common units of MMP it received in the unit distribution; and (iv) MMP assumed all of MGG’s liabilities (collectively, the “contributions”). Once the transformation, unit distribution and contributions were completed, MGG distributed the common units in MMP it received in the unit distribution to its unitholders (the “redistribution”) and MGG was dissolved.

Pursuant to the Simplification Agreement, MGG received approximately 39.6 million of MMP’s common units in the transformation and unit distribution and each of MGG’s unitholders received 0.6325 of MMP common units in the redistribution for each MGG common unit they owned. As a result, the number of MMP limited partner units outstanding increased from 67.0 million units to 106.6 million units.

Because the incentive distribution rights were eliminated as part of the simplification, MMP’s equity cost of capital is now lower, allowing MMP to be more competitive for future growth opportunities. The simplification preserves MMP’s strong balance sheet and liquidity because it was accomplished entirely with MMP equity. In addition, the partnership’s public float has increased as a result of the simplification, which may attract a broader investor base.

Although titled Magellan Midstream Partners, L.P., the financial statements included in this 10-Q report were originally the financial statements of MGG prior to the completion of the Simplification Agreement.

MMP GP continues to manage MMP following the simplification and MMP’s management team remains unchanged. Additionally, three of the four independent members of MGG’s general partner’s board of directors have joined the board of directors of MMP GP. The other independent member of MGG’s general partner’s board of directors, Patrick C. Eilers, was already serving as an independent member of MMP GP’s board of directors.

During the three and nine months ended September 30, 2009, MMP incurred $6.9 million and $13.6 million, respectively, of costs associated with the simplification of its capital structure. In accordance with Accounting Standards Codification (“ASC”) 810-10-45, Consolidation – Overall – Changes in Parent’s Ownership Interest in a Subsidiary, MMP charged these costs to equity. The amount for the nine months ended September 30, 2009 was reported under the caption “Simplification of capital structure” in the financing activities section of its consolidated statements of cash flows.

Because of the changes the Simplification Agreement has had on these financial statements and MMP’s organizational structure, and because the nature of the pre-simplification and post-simplification Magellan entities are significantly different, management believed the use of the terms “we,” “our,” “us” and similar language would be confusing. Therefore, the following discusison will refer to Magellan Midstream Partners, L.P. prior to the simplification as “MMP” and after the simplification as “Magellan Partners.”

Longhorn Pipeline Acquisition. On July 29, 2009, MMP acquired substantially all of the assets of Longhorn Partners Pipeline, L.P. (which we refer herein to as the “Longhorn acquisition”) for $252.3 million plus the fair market value of the linefill of $86.1 million. The Longhorn acquisition primarily included an approximate 700-mile common carrier pipeline system that transports refined petroleum products from Houston to El Paso, Texas and a terminal in El Paso. The El Paso terminal serves local petroleum products demand and distributes product to connecting third-party pipelines for ultimate delivery to markets in Arizona and New Mexico and, in the future, Northern Mexico.

Because the assets included in the Longhorn acquisition had minimal commercial activity following the former owner’s 2008 bankruptcy filing, Magellan Partners anticipates a ramp-up of operations during the first one to two years of ownership as a customer base is built for this pipeline system. Magellan Partners initially plans to own the linefill necessary for the pipeline’s operation until the volume of products being shipped by third parties reaches a level where it will be feasible for Magellan Partners’ customers to provide the linefill. In addition, Magellan Partners intends to initially purchase petroleum products to be shipped on this pipeline system for sale at El Paso, Texas during this transition period until customers incorporate the Longhorn acquisition assets as a supply source for their petroleum products needs.

Debt Issuance. In August 2009, MMP issued $250.0 million of 6.55% notes due 2019. In connection with this debt issuance, MMP entered into $100.0 million of interest rate swap agreements to hedge against changes in the fair value of a portion of this debt. See Liquidity and Capital Resources below for further discussion of this matter.

Cash Distribution. During October 2009, the board of directors of Magellan Partners’ general partner declared a quarterly cash distribution of $0.71 per unit for the period of July 1 through September 30, 2009. This quarterly cash distribution will be paid on November 13, 2009 to unitholders of record on November 6, 2009. Total distributions to be paid under this declaration are approximately $75.7 million.

Results of Operations

Magellan Partners believes that investors benefit from having access to the same financial measures being utilized by management. Operating margin, which is presented in the tables below, is an important measure used by management to evaluate the economic performance of Magellan Partners’ core operations. This measure forms the basis of Magellan Partners’ internal financial reporting and is used by management in deciding how to allocate capital resources between segments. Operating margin is not a generally accepted accounting principles (“GAAP”) measure, but the components of operating margin are computed using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the tables below. Operating profit includes expense items, such as depreciation and amortization expense and general and administrative (“G&A”) costs, which management does not consider when evaluating the core profitability of Magellan Partners’ operations. Additionally, product margin, which management primarily uses to evaluate the profitability of Magellan Partners’ petroleum products blending and fractionation activities, is provided in the tables below. Product margin is a non-GAAP measure; however, its components, product sales and product purchases, are determined in accordance with GAAP.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2009

	Three Months Ended September 30,		Variance Favorable (Unfavorable)
	(As Adjusted)
	2008	2009	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)

Transportation and terminals revenues:
Petroleum products pipeline system	$125.8	$129.0	$3.2	3
Petroleum products terminals	34.4	41.7	7.3	21
Ammonia pipeline system	5.1	4.0	(1.1)	(22)
Intersegment eliminations	(0.8)	(1.2)	(0.4)	(50)

Total transportation and terminals revenues	164.5	173.5	9.0	5
Affiliate management fees	0.1	0.2	0.1	100
Operating expenses:
Petroleum products pipeline system	64.0	51.8	12.2	19
Petroleum products terminals	14.4	16.3	(1.9)	(13)
Ammonia pipeline system	4.7	7.4	(2.7)	(57)
Intersegment eliminations	(1.4)	(1.6)	0.2	14

Total operating expenses	81.7	73.9	7.8	10

Product margin:
Product sales	127.6	66.1	(61.5)	(48)
Product purchases	89.5	47.9	41.6	46

Product margin	38.1	18.2	(19.9)	(52)
Equity earnings	1.7	1.4	(0.3)	(18)

Operating margin	122.7	119.4	(3.3)	(3)
Depreciation and amortization expense	21.5	24.6	(3.1)	(14)
G&A expense	17.8	20.1	(2.3)	(13)

Operating profit	83.4	74.7	(8.7)	(10)

Interest expense (net of interest income and interest capitalized)	13.3	19.7	(6.4)	(48)
Debt placement fee amortization	0.2	0.4	(0.2)	(100)
Other income (expense)	0.1	(0.1)	0.2	200

Income before provision for income taxes	69.8	54.7	(15.1)	(22)
Provision for income taxes	0.5	0.5	—	—

Net income	$69.3	$54.2	$(15.1)	(22)

Operating Statistics:

Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.266	$1.248
Volume shipped (million barrels)	74.4	75.8
Petroleum products terminals:
Marine terminal average storage utilized (million barrels per month)	23.8	26.4
Inland terminal throughput (million barrels)	26.2	28.3
Ammonia pipeline system:
Volume shipped (thousand tons)	177	125

Transportation and terminals revenues increased by $9.0 million, as described below:

•

an increase in petroleum products pipeline system revenues of $3.2 million primarily attributable to higher leased storage revenues, transportation revenues and ancillary revenues related to ethanol and additive blending services. The higher leased storage revenues resulted from new storage capacity. The higher transportation revenues primarily reflect an increase in volumes shipped on the pipeline acquired in the Longhorn acquisition in July 2009;

•

an increase in petroleum products terminals revenues of $7.3 million due to higher revenues at both Magellan Partners’ marine and inland terminals. Marine revenues increased primarily due to operating results from additional storage tanks at Magellan Partners’ Galena Park, Texas and Wilmington, Delaware facilities that were placed into service over the past year. Inland revenues benefitted from higher ethanol fees and increased throughput volumes; and

•

a decrease in ammonia pipeline system revenues of $1.1 million as lower shipments resulted primarily because the pipeline was down for a portion of the current quarter as a result of asset integrity work completed on the pipeline.

Operating expenses decreased by $7.8 million due to lower expenses by Magellan Partners’ petroleum products pipeline system segment, partially offset by higher expenses at Magellan Partners’ petroleum products terminals and ammonia pipeline system segments, as described below:

•

a decrease in petroleum products pipeline system expenses of $12.2 million due primarily to the timing of system integrity spending, lower power costs, reduced property taxes resulting from lower 2008 and 2009 assessments and favorable product overages (which reduce operating expenses), partially offset by higher operating expenses for the Longhorn assets, which MMP acquired in July 2009. System integrity spending during third quarter 2008 was higher than the current quarter due to accelerating work that was originally planned to occur in fourth quarter 2008, as well as some work scheduled for 2009, to balance integrity work and resources across all of Magellan Partners’ assets;

•	an increase in petroleum products terminals expenses of $1.9 million primarily related to higher operating taxes at Magellan Partners’ marine terminals and higher personnel costs; and

•	an increase in ammonia pipeline system expenses of $2.7 million primarily due to an increase in system maintenance and testing.

Product sales revenues primarily resulted from Magellan Partners’ petroleum products blending activities, management of the linefill purchased in association with the Longhorn acquisition, terminal product gains and transmix fractionation. Product margin decreased $19.9 million primarily because of lower margins for petroleum products blending activities reflecting significantly lower gasoline prices in 2009 compared to the 2008 period and lower unrealized gains on New York Mercantile Exchange (“NYMEX”) contracts.

Depreciation and amortization expense increased by $3.1 million principally related to expansion capital projects placed into service over the past year.

G&A expense increased $2.3 million due primarily to higher bonus accruals and long-term incentive compensation costs.

Interest expense, net of interest income and interest capitalized, increased $6.4 million. Magellan Partners’ average debt outstanding, excluding fair value adjustments for interest rate hedges, increased to $1.5 billion for third quarter 2009 from $1.0 billion for third quarter 2008 principally due to borrowings for expansion capital expenditures and the Longhorn acquisition. The weighted-average interest rate on Magellan Partners’ borrowings, after giving effect to the impact of associated fair value hedges, decreased to 5.5% in the current period from 5.9% in the 2008 quarter.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2009

	Nine Months Ended September 30,		Variance Favorable (Unfavorable)
	(As Adjusted)
	2008	2009	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)

Transportation and terminals revenues:
Petroleum products pipeline system	$353.7	$365.9	$12.2	3
Petroleum products terminals	104.0	120.6	16.6	16
Ammonia pipeline system	16.5	12.5	(4.0)	(24)
Intersegment eliminations	(2.3)	(3.8)	(1.5)	(65)

Total transportation and terminals revenues	471.9	495.2	23.3	5
Affiliate management fees	0.5	0.6	0.1	20
Operating expenses:
Petroleum products pipeline system	145.9	139.9	6.0	4
Petroleum products terminals	42.6	46.7	(4.1)	(10)
Ammonia pipeline system	9.8	13.7	(3.9)	(40)
Intersegment eliminations	(4.4)	(5.1)	0.7	16

Total operating expenses	193.9	195.2	(1.3)	(1)

Product margin:
Product sales	439.6	165.1	(274.5)	(62)
Product purchases	342.4	141.5	200.9	59

Product margin	97.2	23.6	(73.6)	(76)
Gain on assignment of supply agreement	26.5	—	(26.5)	(100)
Equity earnings	3.5	2.8	(0.7)	(20)

Operating margin	405.7	327.0	(78.7)	(19)
Depreciation and amortization expense	63.8	70.9	(7.1)	(11)
G&A expense	55.1	61.4	(6.3)	(11)

Operating profit	286.8	194.7	(92.1)	(32)

Interest expense (net of interest income and interest capitalized)	36.0	48.8	(12.8)	(36)
Debt placement fee amortization	0.5	0.8	(0.3)	(60)
Other income	(0.2)	(0.7)	0.5	(250)

Income before provision for income taxes	250.5	145.8	(104.7)	(42)
Provision for income taxes	1.5	1.3	0.2	13

Net income	$249.0	$144.5	$(104.5)	(42)

Operating Statistics:

Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.197	$1.199
Volume shipped (million barrels)	220.6	221.4
Petroleum products terminals:
Marine terminal average storage utilized (million barrels per month)	23.1	25.9
Inland terminal throughput (million barrels)	81.6	82.2
Ammonia pipeline system:
Volume shipped (thousand tons)	624	420

Transportation and terminals revenues increased by $23.3 million, as described below:

•

an increase in petroleum products pipeline system revenues of $12.2 million primarily attributable to leased storage, ethanol blending and higher transportation revenues. The higher leased storage revenues resulted from new storage capacity. Transportation revenues increased as a result of higher average tariffs due in part to Magellan Partners’ mid-year tariff escalations and higher transportation volumes. Transportation volumes increased between periods due primarily to an increase in gasoline shipments reflecting the impact of lower gasoline prices during 2009 compared to 2008, partially offset by lower diesel and aviation fuel shipments reflecting weak economic demand for these products;

•

an increase in petroleum products terminals revenues of $16.6 million due to higher revenues at both MMP’s marine and inland terminals. Marine revenues increased primarily at Magellan Partners’ Galena Park, Texas and Wilmington, Delaware facilities due to leasing new storage tanks placed in service over the past year and higher storage rates. Inland revenues benefitted from higher fees due to ethanol blending and increased throughput volumes; and

•

a decrease in ammonia pipeline system revenues of $4.0 million primarily due to lower shipments primarily resulting from operational issues at two of Magellan Partners’ customers’ plants during first quarter 2009, increased system maintenance and testing during second and third quarter of 2009, during which the pipeline was unavailable for shipments, and unfavorable spring 2009 weather conditions, which slowed demand for ammonia. The impact of lower volumes on revenues was partially offset by higher average tariffs.

Operating expenses increased by $1.3 million as described below:

•

a decrease in petroleum products pipeline system expenses of $6.0 million due primarily to lower power costs resulting from lower prices for natural gas and electricity, more favorable product overages, lower integrity spending and lower environmental expenses (third quarter 2008 included a $12.1 million reduction to environmental expenses resulting from the favorable settlement of civil penalty related to historical product releases), partially offset by higher legal costs and operating expenses related to the Longhorn acquisition;

•

an increase in petroleum products terminals expenses of $4.1 million primarily because the 2008 period included a gain from insurance proceeds received for hurricane damages sustained during 2005, and the current period reflected higher operating taxes at Magellan Partners’ marine terminals and higher personnel costs; and

•

an increase in ammonia pipeline system expenses of $3.9 million primarily due to an increase in system maintenance and testing and higher environmental costs in 2009. The higher environmental costs relate to an ammonia release that occurred in third quarter 2009 as well as increases in several accruals related to historical product releases.

Product sales revenues primarily resulted from Magellan Partners’ petroleum products blending activities, management of the linefill purchased in association with the Longhorn acquisition, terminal product gains and transmix fractionation. Product margin decreased $73.6 million primarily because the unrealized losses on Magellan Partners’ NYMEX contracts during the current year compare unfavorably to the unrealized gains experienced during 2008 by $43.2 million. Exclusive of this variance, product margin decreased $30.4 million primarily reflecting lower fractionation margins and lower margins from the sale of product overages at Magellan Partners’ petroleum products terminals as a result of significantly lower product prices experienced in 2009 compared to the 2008 period.

The 2008 period benefited from a $26.5 million gain on the assignment of MMP’s third-party supply agreement during March 2008.

Depreciation and amortization expense increased by $7.1 million primarily related to expansion capital projects placed into service over the past year.

G&A expense increased by $6.3 million between periods primarily due to higher personnel costs and costs associated with due diligence efforts. Personnel costs increased due primarily to higher bonus accruals in 2009.

Interest expense, net of interest income and interest capitalized, increased $12.8 million. Magellan Partners’ average consolidated debt outstanding, excluding fair value adjustments for interest rate hedges, increased to $1.3 billion for the 2009 period from $1.0 billion for the 2008 period principally due to borrowings for expansion capital expenditures and the Longhorn acquisition. The weighted-average interest rate on Magellan Partners’ borrowings was 5.5% for both the 2009 and 2008 periods.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities was $331.5 million and $179.5 million for the nine months ended September 30, 2008 and 2009, respectively. The $152.0 million decrease from 2008 to 2009 was primarily attributable to:

•

A decrease in net income of $65.9 million, excluding the $26.5 million non-cash gain on assignment of supply agreement and the $12.1 million non-cash reduction to operating expenses resulting from the favorable settlement of MMP’s petroleum products Environmental Protection Agency (“EPA”) issue in 2008; and

•

a $95.7 million decrease resulting from a $56.3 million increase in inventory in 2009 versus a $39.3 million decrease in inventory in 2008. The increase in 2009 is primarily due to additional purchases of natural gas liquids inventory used for MMP’s petroleum products blending activity to take advantage of favorable market conditions during the first half of 2009. The decrease in 2008 is primarily due to the sale of petroleum products inventory when MMP assigned its product supply agreement to a third party in March 2008.

These decreases were partially offset by an $18.5 million favorable cash flow variance resulting from the repayment of the supply agreement deposit in 2008 associated with the assignment of MMP’s product supply agreement to a third party.

Net cash used by investing activities for the nine months ended September 30, 2008 and 2009 was $219.3 million and $516.1 million, respectively. During 2009, MMP acquired substantially all of the assets of Longhorn for $252.3 million plus the fair market value of the linefill of $86.1 million, which was reported collectively as the acquisition of a business. MMP also acquired a terminal in Wynnewood, Oklahoma for $20.0 million. Additionally, MMP spent $157.3 million for capital expenditures, which included $34.0 million for maintenance capital, including $3.4 million of spending that would have been covered by MMP’s indemnification settlement with a former affiliate or by insurance, and $123.3 million for expansion capital during 2009. During 2008, MMP spent $208.9 million for capital expenditures, which included $29.7 million for maintenance capital, including $4.2 million of spending that would have been covered by MMP’s indemnification settlement or third-party reimbursement, and $179.2 million for expansion capital. Additionally, MMP acquired petroleum products terminals in Bettendorf, Iowa and Wrenshall, Minnesota for cash spending of $12.0 million and $8.6 million, respectively, during 2008.

Net cash provided (used) by financing activities for the nine months ended September 30, 2008 and 2009 was $(92.4) million and $302.4 million, respectively. During 2009, borrowings under notes (including net premium) of $568.7 million were used to repay, in total, $454.3 million of borrowings on MMP’s revolving credit facility, with the balance used for general purposes, including capital expenditures. Net repayments on the revolver during 2009, prior to MMP’s repayment of the $454.3 million in June and August 2009, were $491.3 million. Additionally, MGG paid cash distributions of $67.5 million to its unitholders and MMP paid cash distributions of $142.6 million to its owners other than MGG. During 2008, MGG paid cash distributions of $60.6 million to its unitholders and MMP paid cash distributions of $134.7 million to its owners other than MGG. Also, borrowings from a debt financing of $250.0 million were used to reduce MMP’s revolving credit facility by $148.5 million and pay for expansion projects during 2008.

Based on the declared quarterly distribution of $0.71 per MMP unit associated with third quarter 2009, Magellan Partners intends to pay $75.7 million in distributions during fourth quarter 2009. If Magellan Partners continues to pay cash distributions at this level, and the number of outstanding units remains the same, total cash distributions of $302.7 million would be paid on an annual basis.

Capital Requirements

Magellan Partners’ businesses require continual investment to upgrade or enhance existing operations and to ensure compliance with safety and environmental regulations. Capital spending consists primarily of:

•	maintenance capital expenditures, such as those required to maintain equipment reliability and safety and to address environmental regulations; and

•

expansion capital expenditures to acquire additional complementary assets to grow Magellan Partners’ business and to expand or upgrade its existing facilities, which Magellan Partners refers to as organic growth projects. Organic growth projects include capital expenditures that increase storage or throughput volumes or develop pipeline connections to new supply sources.

During third quarter 2009, Magellan Partners’ maintenance capital spending was $11.6 million, including $1.3 million of spending that would have been covered by MMP’s indemnification settlement with a former affiliate or by insurance. For the nine months ended September 30, 2009, MMP’s maintenance capital spending was $34.0 million, including $3.4 million of spending that would have been covered by MMP’s indemnification settlement with a former affiliate or by insurance. MMP historically received $117.5 million under its indemnification settlement agreement with a former affiliate.

For 2009, Magellan Partners expects to incur maintenance capital expenditures of approximately $52.0 million, including $7.0 million of maintenance capital that has already been reimbursed to MMP through its indemnification settlement or will be reimbursed by third parties.

In addition to maintenance capital expenditures, Magellan Partners also incurs expansion capital expenditures at its existing facilities. During third quarter 2009, MMP spent $49.3 million for organic growth projects. For the nine months ended September 30, 2009, MMP has spent $123.3 million for organic growth projects. Further, during third quarter 2009, MMP spent $252.3 million on the acquisition of the Longhorn assets (excluding $86.1 million on the related linefill) and $20.0 million on the acquisition of the Wynnewood, Oklahoma terminal. Based on the progress of expansion projects already underway, Magellan Partners expects to spend approximately $510.0 million of expansion capital during 2009, including acquisitions, with an additional $160.0 million in future years to complete these projects.

Liquidity

As of September 30, 2009, total debt reported on Magellan Partners’ consolidated balance sheet was $1,624.6 million. The difference between this amount and the $1,583.0 million face value of Magellan Partners’ outstanding debt results from gains and losses realized on various cash flow hedges and net unamortized premium on debt issuances.

Revolving Credit Facility. The total borrowing capacity under Magellan Partners’ revolving credit facility, which matures in September 2012, is $550.0 million. Borrowings under the facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.3% to 0.8% based on Magellan Partners’ credit ratings and amounts outstanding under the facility. Additionally, a commitment fee is assessed at a rate from 0.05% to 0.125%, depending on its credit ratings. Borrowings under this facility are used primarily for general purposes, including capital expenditures. As of September 30, 2009, $33.0 million was outstanding under this facility at a weighted average rate of 0.7% and $3.9 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on Magellan Partners’ consolidated balance sheets.

6.45% Notes due 2014. In May 2004, MMP sold $250.0 million aggregate principal of 6.45% notes due 2014 in an underwritten public offering. The notes were issued for the discounted price of 99.8%, or $249.5 million. Including the impact of amortizing the gains realized on pre-issuance hedges associated with these notes, the weighted-average interest rate of these notes at September 30, 2009 was 6.3%.

5.65% Notes due 2016. In October 2004, MMP issued $250.0 million of 5.65% notes due 2016 in an underwritten public offering. The notes were issued for the discounted price of 99.9%, or $249.7 million. The outstanding principal amount of the notes was increased by $3.2 million at September 30, 2009 for the unamortized portion of a gain realized upon termination of a related interest rate swap (see Interest Rate Derivatives, below). Including the impact of amortizing this gain, as well as gains realized on pre-issuance hedges associated with these notes, the weighted-average interest rate of these notes at September 30, 2009 was 5.7%.

6.40% Notes due 2018. In July 2008, MMP issued $250.0 million of 6.40% notes due 2018 in an underwritten public offering. The outstanding principal amount of the notes was increased by $10.7 million at September 30, 2009 for the unamortized portion of gains realized upon termination or discontinuation of hedge accounting treatment of associated interest rate swaps (see Interest Rate Derivatives, below). Including the impact of amortizing these gains, the weighted-average interest rate of these notes at September 30, 2009 was 5.9%.

6.55% Notes due 2019. In June and August 2009, MMP issued $550.0 million of 6.55% notes due 2019 in underwritten public offerings. The notes were issued at a net premium 103.4% or $568.7 million. Net proceeds from these offerings, after underwriter discounts of $3.6 million and offering costs of $0.8 million, were $564.3 million. The net proceeds were used to repay, in total, $454.3 million of borrowings outstanding under MMP’s revolving credit facility ($338.4 million of which was related to the Longhorn acquisition), with the balance used for general purposes including capital expenditures. In connection with these offerings, MMP entered into interest rate swap agreements to effectively convert $250.0 million of these notes to floating-rate debt (see Interest Rate Derivatives, below). The outstanding principal amount of the notes was increased by $10.8 million at September 30, 2009 for the fair value of the associated interest rate swap agreements. Including the impact of these swap agreements, the weighted-average interest rate of these notes at September 30, 2009 was 4.96%.

6.40% Notes due 2037. In April 2007, MMP issued $250.0 million of 6.40% notes due 2037 in an underwritten public offering. The notes were issued for the discounted price of 99.6%, or $248.9 million. Including the impact of amortizing the gains realized on pre-issuance hedges associated with these notes, the weighted-average interest rate on these notes at September 30, 2009 was 6.3%

Interest Rate Derivatives. Magellan Partners uses interest rate derivatives to help manage interest rate risk. As of September 30, 2009, it had two offsetting interest rate swap agreements outstanding:

•

In July 2008, MMP entered into a $50.0 million interest rate swap agreement (“Derivative A”) to hedge against changes in the fair value of a portion of the $250.0 million of 6.40% notes due 2018. Derivative A effectively converted $50.0 million of those notes from a 6.40% fixed rate to a floating rate of six-month LIBOR plus 1.83%. Derivative A terminates in July 2018. MMP originally accounted for Derivative A as a fair value hedge. In December 2008, in order to capture the economic value of Derivative A at that time, MMP entered into an offsetting derivative, as described below, and discontinued hedge accounting for Derivative A. The $5.4 million fair value of Derivative A at that time was recorded as an adjustment to long-term debt which is being amortized over the remaining life of the 6.40% fixed-rate notes due 2018. For the three and nine months ended September 30, 2009, a gain (loss) of $1.6 million and $(1.7) million, respectively, was recorded to other income on Magellan Partners’ consolidated statement of income resulting from the change in fair value of Derivative A.

•

In December 2008, concurrent with the discontinuance of hedge accounting for Derivative A, MMP entered into an offsetting $50.0 million interest rate swap agreement with a different financial institution pursuant to which it pays a fixed rate of 6.40% and receive a floating rate of six-month LIBOR plus 3.23%. This agreement terminates in July 2018. MMP entered into this agreement to offset changes in the fair value of Derivative A, excluding changes due to changes in counterparty credit risks. This agreement was not designated as a hedge for accounting purposes. For the three and nine months ended September 30, 2009, a gain (loss) of $(1.6) million and $2.3 million, respectively, was recorded to other income on Magellan Partners’ consolidated statement of income resulting from the change in fair value of this agreement.

Additionally, Magellan Partners had the following interest rate swap agreements outstanding as of September 30, 2009:

•

In June 2009, MMP entered into a total of $150.0 million of interest rate swap agreements to hedge against changes in the fair value of a portion of the $550.0 million of 6.55% notes due 2019. Magellan Partners accounts for these agreements as fair value hedges. These agreements effectively convert $150.0 million of Magellan Partners’ 6.55% fixed-rate notes issued in June 2009 to floating-rate debt. Under the terms of the agreements, Magellan Partners will receive the 6.55% fixed rate of the notes and pay six-month LIBOR in arrears plus 2.18%. The agreements terminate in June 2019, which is the maturity date of the related notes. Payments will settle in January and July each year. During each period, Magellan Partners will record the impact of these swaps based on the forward LIBOR curve. Any differences between actual LIBOR determined on the settlement date and Magellan Partners’ estimate of LIBOR will result in an adjustment to its interest expense.

•

In August 2009, MMP entered into a total of $100.0 million of interest rate swap agreements to hedge against changes in the fair value of a portion of the $550.0 million of 6.55% notes due 2019. Magellan Partners accounts for these agreements as fair value hedges. These agreements effectively convert $100.0 million of Magellan Partners’ 6.55% fixed rate notes issued in August 2009 to floating-rate debt. Under the terms of the agreements, Magellan Partners will receive the 6.55% fixed rate of the notes and pay six-month LIBOR in arrears plus 2.34%. The agreements terminate in June 2019, which is the maturity date of the related notes. Payments will settle in January and July each year. During each period, Magellan Partners will record the impact of these swaps based on the forward LIBOR curve. Any differences between actual LIBOR determined on the settlement date and Magellan Partners’ estimate of LIBOR will result in an adjustment to its interest expense.

Credit Ratings. Magellan Partners’ current corporate credit ratings are BBB by Standard and Poor’s and Baa2 by Moody’s Investor Services.

Off-Balance Sheet Arrangements

None.

Environmental

Magellan Partners’ operations are subject to federal, state and local environmental laws and regulations. Magellan Partners has accrued liabilities for estimated costs at its facilities and properties. Magellan Partners records liabilities when environmental costs are probable and can be reasonably estimated. The determination of amounts recorded for environmental liabilities involves significant judgments and assumptions by management. Due to the inherent uncertainties involved in determining environmental liabilities, it is reasonably possible that the actual amounts required to extinguish these liabilities could be materially different from those recognized.

Ammonia EPA Issue. In February 2007, MMP received notice from the Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Clean Water Act (the “Act”) with respect to two releases of anhydrous ammonia from its ammonia pipeline system that was operated by a third party at the time of the releases. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of MMP’s ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million, for which the third-party operator has requested indemnification from us. In March 2007, MMP also received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. The third-party operator has subsequently settled this criminal investigation with the DOJ by paying a $1.0 million fine. In August 2009, MMP settled the EPA allegations with respect to the potential Act and CERCLA violations for a penalty of $3.7 million and agreeing to perform certain operational enhancements. Additionally, MMP settled the third-party operator defense and indemnification demand for $0.8 million. These agreements led to a reduction of MMP’s environmental liability for these matters from $5.0 million to $4.5 million and a reduction of its operating expenses of $0.5 million during third quarter 2009.

Other Items

NYMEX Contracts. MMP began using NYMEX contracts during the third quarter of 2008 as economic hedges against changes in the future price of petroleum products. From the third quarter of 2008 through the second quarter of 2009, none of the NYMEX contracts MMP entered into qualified as hedges for accounting purposes under ASC 815-30, Derivatives and Hedging. Currently, Magellan Partners has two specific groups of commodities that are being hedged with NYMEX contracts:

1.	Future sales of petroleum products generated from Magellan Partners’ blending and fractionation activities:

•

During July 2009, some of the NYMEX contracts associated with these petroleum products qualified for hedge accounting treatment and are being recorded as cash flow hedges. Therefore, the gains and losses resulting from the mark-to-market changes in value of these contracts will not be included in product sales revenues in Magellan Partners’ consolidated statement of income until the petroleum products they are hedging are physically sold. As of September 30, 2009, Magellan Partners had open NYMEX contracts for 1.0 million barrels of petroleum product that qualified for hedge accounting treatment. These contracts mature between October 2009 and April 2010. The change in fair value of these agreements during the current quarter was a gain of $0.4 million, which was recorded under the caption energy commodity derivatives contracts and in accumulated other comprehensive loss on Magellan Partners’ consolidated balance sheet.

•

Additionally, Magellan Partners had open NYMEX contracts for 0.3 million barrels of petroleum products as of September 30, 2009 that did not qualify for hedge accounting treatment. These contracts mature between October 2009 and May 2010. As of September 30, 2009, the unrealized gains associated with these agreements of $1.4 million have been recorded as product sales revenues on Magellan Partners’ consolidated statements of income and energy commodity derivative contracts on its consolidated balance sheet. Additionally, Magellan Partners recognized gains of $1.7 million on NYMEX contracts that settled during the current quarter.

2.

Future commodity sales of linefill from the Longhorn acquisition: During the third quarter of 2009, MMP completed the Longhorn acquisition, which included the purchase of 1.1 million barrels of linefill. Subsequent to the acquisition, the linefill was increased to 1.3 million barrels. Magellan Partners plans to maintain this linefill until the volume of products being shipped by its customers reaches a level where it will be feasible for it to begin selling a portion of these petroleum products. Currently, Magellan Partners is uncertain as to the timing of when this might occur. Magellan Partners has open NYMEX contracts covering 1.3 million barrels to hedge against changes in the future price of petroleum products associated with the linefill barrels. Contracts covering 0.9 million barrels mature between November 2009 and August 2010 and contracts covering 0.4 million barrels mature in August 2011. Because these NYMEX contracts do not qualify for hedge accounting treatment under ASC 815-30, Derivatives and Hedging, Magellan Partners has recognized the change in fair value of these agreements in its consolidated income statement. As of September 30, 2009, the gains associated with these agreements were $2.3 million, which was recorded as an increase in product sales revenues on Magellan Partners’ consolidated statements of income, and $1.6 million and $0.7 million was recorded as energy commodity derivative contracts and noncurrent assets, respectively, on its consolidated balance sheet. Additionally, Magellan Partners recognized $0.5 million of gains associated with the linefill NYMEX contracts that were settled during the current quarter and replaced with physical sales contracts to occur in first quarter 2010.

The following table provides a summary of the mark-to-market gains and losses associated with NYMEX contracts that did not/do not qualify for hedge accounting treatment and the accounting period that the gains and losses were recognized in Magellan Partners’ consolidated statement of income (in millions).

	Accounting Period					Total Mark-to- Market Gains / (Losses) Recognized
	2008		2009
Period Physical Sale Of Product Occurred Or Is Expected To Occur	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr
1st Quarter 2009	$3.5	$11.8	$(0.4)	$—	$—	$14.9
2nd Quarter 2009	1.0	3.9	(1.5)	(4.2)	—	(0.8)
3rd Quarter 2009	—	—	(0.6)	(3.3)	1.0	(2.9)

Year-to-Date	4.5	15.7	(2.5)	(7.5)	1.0	11.2
4th Quarter 2009	—	—	(1.0)	(12.7)	1.5	(12.2)
1st Quarter 2010	—	—	—	0.3	0.3	0.6
2nd Quarter 2010	—	—	—	—	0.8	0.8
3rd Quarter 2010	—	—	—	—	1.5	1.5
3rd Quarter 2011	—	—	—	—	0.8	0.8

Totals	$4.5	$15.7	$(3.5)	$(19.9)	$5.9	$2.7

As of September 30, 2009, Magellan Partners had 2.6 million barrels of NYMEX futures contracts outstanding. Magellan Partners uses these contracts to hedge against changes in prices of physical inventory that will be sold in future periods, including linefill from the Longhorn acquisition and blending-related volumes. At September 30, 2009, 1.4 million barrels of these contracts did not qualify for hedge accounting treatment and as a result were being marked-to-market. Magellan Partners is required to post margin deposits when these contracts are out of the money. Significant increases in the price of NYMEX gasoline futures could result in Magellan Partners recognizing mark-to-market expenses and require that Magellan Partners post additional margin deposits. For example, a $50.00 increase in the price per barrel for all future months would result in an increase in mark-to-market expense of $70.0 million and additional margin deposits of approximately $130.0 million. Magellan Partners typically finances margin deposits with borrowings on its revolving credit facility, and mark-to-market expenses are not currently excluded by Magellan Partners’ revolving credit facility for purposes of calculating EBITDA. A significant increase in the NYMEX gasoline futures price could therefore simultaneously decrease Magellan Partners’ EBITDA and increase its debt, resulting in a higher debt to EBITDA ratio. Magellan Partners’ revolving credit facility allows for a maximum debt to EBITDA ratio of 4.75, or 5.25 for two quarters following a material acquisition, such as the Longhorn acquisition. At September 30, 2009, Magellan Partners’ debt to EBITDA ratio as calculated per the terms of its revolving credit facility was 4.0, excluding any pro forma adjustments for the July 2009 acquisition of the Longhorn assets.

Magellan Partners could mitigate the effects of a significant move in the price of NYMEX gasoline futures by selling a portion of its inventories, terminating a portion of its NYMEX contracts, issuing equity and using the proceeds to repay debt, seeking an amendment or waiver of the terms of its revolving credit facility, or some combination of these strategies.

Pipeline Tariff Increase. The Federal Energy Regulatory Commission regulates the rates charged on interstate common carrier pipeline operations primarily through an index methodology, which establishes the maximum amount by which tariffs can be adjusted. Approximately 40% of Magellan Partners’ tariffs are subject to this indexing methodology while the remaining 60% of the tariffs can be adjusted at its discretion based on competitive factors. The current approved methodology is the annual change in the producer price index for finished goods (“PPI-FG”) plus 1.3%. The change for 2008 was 6.3%, and MMP increased substantially all of its tariffs by 7.6% on July 1, 2009. Through September 2009, the change in PPI-FG for 2009 is approximately negative 3.8%. If the change in this index remains at this level for the full year 2009, Magellan Partners will be required to decrease tariffs in markets that are subject to the FERC’s index methodology by approximately 2.5% in July 2010.

Unrecognized Product Gains. Magellan Partners’ petroleum products terminals operations generate product overages and shortages that result from metering inaccuracies, product evaporation or expansion, product releases and product contamination. Most of the contracts Magellan Partners has with its customers state that it bears the risk of loss (or gain) from these conditions. When Magellan Partners’ petroleum products terminals experience net product shortages, it recognizes expense for those losses in the periods in which they occur. When Magellan Partners’ petroleum products terminals experience net product overages, it has product on hand for which it has no cost basis. Therefore, these net overages are not recognized in Magellan Partners’ financial statements until the associated barrels are either sold or used to offset product losses. The net unrecognized product overages for Magellan Partners’ petroleum products terminals operations had a market value of approximately $3.0 million as of September 30, 2009. However, the actual amounts Magellan Partners will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

Affiliate Entity Transactions. Magellan Partners has a 50% ownership interest in a crude oil pipeline company and is paid a management fee for its operation. During both the three months ended September 30, 2008 and 2009, MMP received operating fees from this pipeline company of $0.2 million, which was reported as affiliate management fee revenue. Affiliate management fee revenue for the nine months ended September 30, 2008 and 2009 was $0.5 million and $0.6 million, respectively.

The following table summarizes affiliate costs and expenses that are reflected in the accompanying consolidated statements of income (in thousands). Magellan Midstream Holdings GP, LLC (“MGG GP”) was MGG’s general partner prior to the completion of the Simplification Agreement (see Recent Developments).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
MGG GP—allocated operating expenses	21,335	23,969	63,887	69,523
MGG GP—allocated G&A expenses	12,140	14,813	36,648	41,890

Under MMP’s services agreement with MGG GP, MMP reimburses MGG GP for the costs of employees necessary to conduct its operations and administrative functions. The accrued payroll and benefits accruals associated with this agreement at December 31, 2008 and September 30, 2009 were $21.9 million and $23.0 million, respectively. The long-term pension and benefits accruals associated with this agreement at December 31, 2008 and September 30, 2009 were $31.8 million and $33.8 million, respectively. MMP settles its payroll, payroll-related expenses and non-pension postretirement benefit costs with MGG GP on a monthly basis and funds its long-term affiliate pension liabilities through payments to MGG GP when it makes contributions to its pension funds. Effective with the closing of the Simplification Agreement (see Note 2—Simplification Agreement), MGG GP became a subsidiary of MMP; therefore, these transactions will not be reported as related transactions subsequent to that date.

Historically, MGG reimbursed MMP for G&A expenses, excluding equity-based compensation, in excess of a G&A cap. The amount of G&A costs MGG reimbursed to MMP for the three and nine months ended September 30, 2008 was $0.4 million and $1.2 million, respectively. MGG Midstream Holdings, L.P. (“MGG MH”), the former owner of MGG’s general partner, reimbursed MGG for the same amounts MGG reimbursed to MMP for these excess G&A expenses. MGG recorded these reimbursements as a capital contribution from its general partner. No reimbursements were made to MMP for excess G&A costs in 2009.

Other Related Party Transactions. One of MMP GP’s independent board members, John P. DesBarres, served as a board member for American Electric Power Company, Inc. (“AEP”) of Columbus, Ohio until his death in December 2008. During the three and nine months ended September 30, 2008, MMP’s operating expenses included $0.7 million and $1.8 million, respectively, of power costs incurred with Public Service Company of Oklahoma (“PSO”), which is a subsidiary of AEP. MMP had no amounts payable to or receivable from PSO or AEP at December 31, 2008.

Because MMP’s historical distributions exceeded target levels as specified in its partnership agreement, until the completion of the simplification of MMP’s capital structure, MMP GP received approximately 50%, including its approximate 2% general partner interest, of any incremental cash distributed per MMP limited partner unit. Since MGG owned MMP GP during that time period, it benefitted from these distributions. For the nine months ended September 30, 2008 and 2009, distributions paid to MMP GP by MMP based on MMP GP’s general partner interest and incentive distribution rights totaled $62.7 million and $70.4 million, respectively. Until December 3, 2008, the executive officers of MGG’s general partner collectively owned a direct interest in MGG MH of approximately 4% (MGG MH owned MGG’s general partner until December 3, 2008). The executive officers of MGG’s general partner, through their ownership in MGG MH, indirectly benefited from MMP’s distributions and directly benefited from MGG’s distributions. As of September 30, 2009, Magellan Partners’ executive officers own less than 1% of its common units.

New Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-05, an update to ASC 820-10-35, Fair Value Measurements. ASU 2009-05 provides guidance on measuring the fair value of liabilities. The guidance in ASU 2009-05 is effective for the first reporting period, including interim periods, beginning after August 28, 2009. Magellan Partners’ adoption of this ASU is not expected to have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The new codification supersedes all existing GAAP standards and is now the single source of GAAP authoritative literature, effective for financial statements issued for interim and annual periods ending after September 15, 2009. As a result of SFAS No. 168, all applicable references to accounting literature in this quarterly report on Form 10-Q were updated to reflect the new codification.

In May 2009, The FASB issued ASC 855-10-50, Subsequent Events—Overall—Disclosure. This ASC requires the disclosure of subsequent events to be distinguished between recognized and non-recognized subsequent events. Further, entities are required to include a description of the period through which subsequent events were evaluated. MMP’s adoption of ASC 855-10-50 on June 30, 2009 did not have a material impact on its financial position, results of operations or cash flows.

In April 2009, the FASB issued ASC 825-10-65, Transition and Open Effective Date Information, which requires quarterly as well as annual disclosures of the fair value of all financial instruments. The disclosures are to be in a form that makes it clear whether the fair value and carrying amounts represent assets or liabilities and how the carrying amounts relate to what is reported on the balance sheet. MMP’s adoption of this ASC on June 30, 2009 did not have a material impact on its financial position, results of operations or cash flows.

In April 2009, the FASB issued an amendment to ASC 805, Business Combinations, to address application issues on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This amendment is effective for assets or liabilities arising from contingencies in business combinations that occur following the start of the first fiscal year that begins on or after December 15, 2008. MMP’s adoption of this amendment did not have a material impact on its financial position, results of operations or cash flows.

In December 2008, the FASB issued ASC 715-20-50, Compensation—Retirement Benefits—Defined Benefit Plans—General—Disclosures. This ASC expands the disclosure requirements for employer pension plans and other postretirement benefit plans to include factors that are pertinent to an understanding of investment policies and strategies. The additional disclosure requirements include: (i) for annual financial statements, the fair value of each major category of plan assets separately for pension and other postretirement plans, (ii) a narrative description of the basis used to determine the expected long-term rate of return on asset assumptions, (iii) information to enable users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date, and (iv) for fair value measurements using unobservable inputs, disclosure of the effect of the measurements on changes in plan assets for the period. This ASC is effective for fiscal years ending after December 15, 2009, with early application permitted. Provisions of this ASC are not required for earlier periods that are presented for comparative purposes. Magellan Partners’ adoption of this ASC will not have a material impact on its financial position, results of operations or cash flows.

In September 2008, the FASB issued an amendment to ASC 323, Investments—Equity Method and Joint Ventures. This amendment requires entities to measure its equity method investments initially at cost in accordance with ASC 805, Business Combinations. Further, this amendment clarifies that entities should not separately test an investee’s underlying indefinite-lived intangible asset for impairment; however, they are required to recognize other-than-temporary impairments of an equity method investment. In addition, entities are required to account for a share issuance by an equity method investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance is to be recognized in earnings. MMP applied this guidance prospectively to both interim and annual periods beginning January 1, 2009, and its financial position, results of operations and cash flows were not materially impacted.

In June 2008, the FASB issued ASC 260-10-45: Paragraph 61A, Earnings Per Share—Overall—Other Presentation Matters—Participating Securities and the Two-Class Method. This ASC clarifies that unvested share-based payment awards that contain non-forfeitable rights to distributions or distribution equivalents, whether paid or unpaid, are participating securities and are to be included in the computation of earnings per unit pursuant to the two-class method. MMP adopted this ASC on January 1, 2009, which is applicable to both interim and annual periods, with prior period earnings per unit data retrospectively adjusted. MMP’s adoption of this ASC did not have a material impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued ASC 350-30-35; Paragraphs 1 through 13, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill—Subsequent Measurement—Determining the Useful Life on an Intangible Asset. This ASC amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and also expands the disclosures required for recognized intangible assets. MMP adopted this ASC on January 1, 2009, which is applicable to both interim and annual periods. MMP’s adoption of this ASC did not have a material impact on its financial position, results of operations or cash flows.

On January 1, 2009, MMP adopted ASC 260-10-45; paragraphs 59A through 68B, Earnings Per Share—Overall—Other Presentation Matters—Participating Securities and the Two-Class Method. Under this ASC, the excess of distributions over earnings and/or excess of earnings over distributions for each period are allocated to the entity’s general partner based on the general partner’s ownership interest at the time. MMP’s adoption of this ASC did not have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued ASC 815-10-50, Derivatives and Hedging—Overall—Disclosure. This ASC requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. MMP’s adoption of this ASC on January 1, 2009, which is applicable for both interim and annual periods, did not have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued an amendment to ASC 805, Business Combinations. This amendment requires, among other things, that entities: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) recognize, with certain exceptions, pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) expense, as incurred, acquisition-related transaction costs; and (vi) capitalize acquisition-related restructuring costs only if the criteria in ASC 420, Exit or Disposal Cost Obligations, are met as of the acquisition date. MMP’s adoption of this guidance on January 1, 2009 did not have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued ASC 810-10-45; Paragraphs 17 through 24, Consolidation—General—Other Presentation Matters. This ASC requires, among other things, that: (i) the non-controlling interest be clearly identified and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) all changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently (as equity transactions); (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment; and (v) sufficient disclosures be made to clearly identify and distinguish between the interests of the parent and the interests of non-controlling owners. MGG’s adoption of this ASC on January 1, 2009, which is applicable for both interim and annual periods, had a material impact on its results of operations as non-controlling owners’ interest in income was no longer reported as a deduction in arriving at net income. Instead, net income was allocated between the non-controlling owners’ interest and the limited partners’ interest. Additionally, components of MGG’s financial position were materially impacted as the non-controlling owners’ interests were thereafter reported as a component of equity instead of being reported as a liability. MGG’s cash flows were not materially impacted by this guidance. Effective September 30, 2009, MMP acquired MGG’s non-controlling owners’ interest in it. See Simplification Agreement under “Recent Developments” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of this matter.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Magellan Partners may be exposed to market risk through changes in commodity prices and interest rates. Magellan Partners has established policies to monitor and control these market risks. Magellan Partners also enters into derivative agreements to help manage its exposure to commodity price and interest rate risks.

Commodity Price Risk

Magellan Partners uses derivatives to help it manage product purchases and sales. Derivatives that qualify for and are designated as normal purchases and sales are accounted for using traditional accrual accounting. As of September 30, 2009, Magellan Partners had commitments under forward purchase contracts for product purchases of approximately 0.3 million barrels that are being accounted for as normal purchases totaling approximately $19.1 million, and it had commitments under forward sales contracts for product sales of approximately 1.3 million barrels that are being accounted for as normal sales totaling approximately $98.7 million.

In addition to forward sales contracts, Magellan Partners uses NYMEX contracts to lock in forward sales prices. MMP began using NYMEX contracts during the third quarter of 2008 as economic hedges against changes in the price of petroleum products it expects to sell from its butane blending activities. From the third quarter of 2008 through the second quarter of 2009 none of the NYMEX contracts it entered into qualified for hedge accounting treatment under ASC 815-30, Derivatives and Hedging. However, effective July 2, 2009, some of the NYMEX contracts associated with its butane blending activities qualified for hedge accounting treatment and are being recorded as cash flow hedges.

During the three and nine months ended September 2009, MMP closed its positions on NYMEX contracts associated with the sale of 0.3 million barrels and 1.4 million barrels, respectively, of gasoline and realized gains (losses) of $(2.9) million and $11.2 million, respectively. At September 30, 2009, the fair value of Magellan Partners’ open NYMEX contracts, representing 2.6 million barrels of petroleum products, was a liability of $8.2 million, which was recorded as energy commodity derivative contracts on its consolidated balance sheet. These open NYMEX contracts mature between October 2009 and August 2011. At September 30, 2009, Magellan Partners had made margin deposits of $8.8 million for these contracts, which it recorded as energy commodity derivatives deposit on its consolidated balance sheet.

Based on Magellan Partners’ open NYMEX contracts at September 30, 2009, a $1.00 per barrel increase in the price of the NYMEX contract for reformulated gasoline blendstock for oxygen blending (“RBOB”) gasoline would result in a $2.6 million decrease in Magellan Partners’ product sales revenues and a $1.00 per barrel decrease in the price of the NYMEX contract for RBOB would result in a $2.6 million increase in its product sales revenues. However, the increases or decreases in product sales revenues Magellan Partnersw recognizes from its open NYMEX contracts are substantially offset by higher or lower product sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of product in markets different from those in which Magellan Partners is attempting to hedge its exposure, resulting in hedges that do not eliminate all price risks.

Interest Rate Risk

During third quarter 2009, Magellan Partners entered into a total of $250.0 million of interest rate swap agreements to hedge against changes in the fair value of a portion of its $550.0 million of 6.55% notes due 2019. Magellan Partners has accounted for these agreements as fair value hedges. These agreements effectively convert $250.0 million of Magellan Partners’ 6.55% fixed-rate notes issued in June and August 2009 to floating-rate debt. Under the terms of the agreements, Magellan Partners will receive the 6.55% fixed rate of the notes and pay six-month LIBOR in arrears plus 2.18% on $150.0 million and pay six-month LIBOR in arrears plus 2.34% on $100.0 million. The agreements terminate in June 2019, which is the maturity date of the related notes. Payments will settle in January and July each year. During each period, Magellan Partners will record the impact of these swaps based on the forward LIBOR curve. Any differences between actual LIBOR determined on the settlement date and Magellan Partners’ estimate of LIBOR will result in an adjustment to interest expense. A 0.25% change in LIBOR would result in an annual adjustment to Magellan Partners’ interest expense of $0.6 million associated with these hedges.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of Magellan Partners’ disclosure controls and procedures (as defined in rule 13a-14(c) of the Securities Exchange Act) was performed as of the end of the period covered by the date of this report. This evaluation was performed under the supervision and with the participation of Magellan Partners’ management, including its general partner’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Magellan Partners’ general partner’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and practices are effective in providing reasonable assurance that all required disclosures are included in the current report. Additionally, these disclosure controls and practices are effective in ensuring that information required to be disclosed is accumulated and communicated to Magellan Partners’ Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures. There has been no change in Magellan Partners’ internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, Magellan Partners’ internal control over financial reporting.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that discuss Magellan Partners’ expected future results based on current and pending business operations. Forward-looking statements can be identified by words such as “anticipates,” “believes,” “expects,” “estimates,” “forecasts,” “projects” and other similar expressions. Although Magellan Partners believes its forward-looking statements are based on reasonable assumptions, statements made regarding future results are not guarantees of future performance and subject to numerous assumptions, uncertainties and risks that are difficult to predict. Therefore, actual outcomes and results may be materially different from the results stated or implied in such forward-looking statements included in this report.

The following are among the important factors that could cause future results to differ materially from any projected, forecasted, estimated or budgeted amounts that Magellan Partners has discussed in this report:

•	overall demand for refined petroleum products, natural gas liquids, crude oil and ammonia in the United States;

•	price fluctuations for refined petroleum products and natural gas liquids and expectations about future prices for these products;

•	changes in general economic conditions, interest rates and price levels in the United States;

•	changes in the financial condition of Magellan Partners’ customers;

•	Magellan Partners’ ability to secure financing in the credit and capital markets in amounts and on terms that will allow it to execute its growth strategy and maintain adequate liquidity;

•

development of alternative energy sources, increased use of biofuels such as ethanol and biodiesel, increased conservation or fuel efficiency, regulatory developments or other trends that could affect demand for Magellan Partners’ services;

•	changes in the throughput or interruption in service on petroleum products pipelines owned and operated by third parties and connected to Magellan Partners’ assets;

•	changes in demand for storage in Magellan Partners’ petroleum products terminals;

•	changes in supply patterns for Magellan Partners’ marine terminals due to geopolitical events;

•	Magellan Partners’ ability to manage interest rate and commodity price exposures;

•	changes in Magellan Partners’ tariff rates implemented by the Federal Energy Regulatory Commission, the United States Surface Transportation Board and state regulatory agencies;

•	shut-downs or cutbacks at major refineries, petrochemical plants, ammonia production facilities or other businesses that use or supply Magellan Partners’ services;

•	weather patterns materially different than historical trends;

•	an increase in the competition Magellan Partners’ operations encounter;

•	the occurrence of natural disasters, terrorism, operational hazards or unforeseen interruptions for which Magellan Partners is not adequately insured;

•	the treatment of Magellan Partners as a corporation for federal or state income tax purposes or if it becomes subject to significant forms of other taxation;

•	Magellan Partners’ ability to identify growth projects or to complete identified growth projects on time and at projected costs;

•	Magellan Partners’ ability to make and integrate acquisitions and successfully complete its business strategy;

•	changes in laws and regulations to which Magellan Partners is subject, including tax withholding issues, safety, environmental and employment laws and regulations;

•	the cost and effects of legal and administrative claims and proceedings against Magellan Partners or its subsidiaries;

•

the amount of Magellan Partners’ indebtedness, which could make it vulnerable to general adverse economic and industry conditions, limit its ability to borrow additional funds, place it at competitive disadvantages compared to its competitors that have less debt or could have other adverse consequences;

•	the effect of changes in accounting policies;

•

the potential that Magellan Partners’ internal controls may not be adequate, weaknesses may be discovered or remediation of any identified weaknesses may not be successful and the impact these could have on its unit price;

•	the ability of third parties to perform on their contractual obligations to Magellan Partners;

•	supply disruption; and

•	global and domestic economic repercussions from terrorist activities and the government’s response thereto.

This list of important factors is not exclusive. Magellan Partners undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions or otherwise.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Petroleum Products EPA Issue. In June 2009, MMP received notice from the Department of Justice (“DOJ”) that the DOJ, at the request of the Environmental Protection Agency (“EPA”), is prepared to initiate a lawsuit alleging violations of Sections 301 and 311 of the Clean Water Act (“the Act”) with respect to a discharge of gasoline that occurred on January 5, 2008 from its petroleum products pipeline near Oologah, Oklahoma. The DOJ stated that the maximum statutory penalty for the alleged violations of the Act, assuming only mere negligence, is approximately $1.2 million. The DOJ stated in its notice to MMP that it does not expect MMP to pay the maximum statutory penalty in a settlement although it will explore whether injunctive relief is necessary to prevent future violations of the Act. MMP has accrued an amount for this matter based on its best estimates that is less than the maximum statutory penalty.

Ammonia EPA Issue. MMP’s environmental liabilities include, among other items, accruals for an ammonia EPA issue. In February 2007, MMP received notice from the DOJ that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Clean Water Act (the “Act”) with respect to two releases of anhydrous ammonia from its ammonia pipeline system that was operated by a third party at the time of the releases. The DOJ stated that the maximum statutory penalty for alleged violations of the Act for both releases combined was approximately $13.2 million. The DOJ also alleged that the third-party operator of MMP’s ammonia pipeline was liable for penalties pursuant to Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for failure to report the releases on a timely basis, with the statutory maximum for those penalties as high as $4.2 million, for which the third-party operator has requested indemnification from us. In March 2007, MMP also received a demand from the third-party operator for defense and indemnification in regards to a DOJ criminal investigation regarding whether certain actions or omissions of the third-party operator constituted violations of federal criminal statutes. The third-party operator has subsequently settled this criminal investigation with the DOJ by paying a $1.0 million fine. The DOJ stated in its notice to MMP that it does not expect MMP or the third-party operator to pay the penalties at the statutory maximum; however, it may seek injunctive relief if the parties cannot agree on any necessary corrective actions. In August 2009, MMP settled the EPA allegations with respect to the potential Act and CERCLA violations for a penalty of $3.7 million and agreeing to perform certain operational enhancements. Additionally, MMP settled the third-party operator defense and indemnification demand for $0.8 million. These agreements led to a reduction of MMP’s environmental liability for these matters from $5.0 million to $4.5 million and a reduction of its operating expenses of $0.5 million during third-quarter 2009.

In June 2008, MMP received a Notice of Probable Violation (“NOPV”) from the Department of Transportation, Pipeline and Hazardous Materials Safety Administration (“DOT PHMSA”) with a preliminary assessed civil penalty of $0.8 million for alleged violations associated with a May 2005 pipeline release that occurred in the Fairfax Industrial District of Kansas City, Kansas. Magellan Partners settled this matter in October 2009 and paid a penalty of $0.6 million.

In May 2006, MMP received a NOPV from the DOT PHMSA alleging two areas of non-compliance with 40 CFR 452 (Pipeline Integrity Management in High Consequence Areas); specifically that (1) adequate technical justification was not presented for MMP’s formula in calculating the spill volume of refined product for an overall spread analysis and (2) the baseline assessment plan was not established by risk priority. MMP settled this matter in August 2009 and paid a penalty of $0.1 million.

Magellan Partners is a party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these claims, legal actions and complaints, after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will not have a material adverse effect on Magellan Partners’ financial position, results of operations or cash flows

ITEM 1A.	RISK FACTORS

In addition to the information set forth below, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in MMP’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect its business, financial condition or future results. The risks described in MMP’s Annual Report on Form 10-K are not Magellan Partners’ only risks. Additional risks and uncertainties not currently known to Magellan Partners or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

MMP has updated its risk factors as follows since issuing its Annual Report on Form 10-K:

Risks Related to Magellan Partners’ Business

MMP’s purchase of substantially all of the assets of Longhorn Partners Pipeline, L.P. may not immediately produce positive operating cash flows and has substantially increased the level of its indebtedness.

MMP completed the acquisition of substantially all of the assets of Longhorn Partners Pipeline, L.P. on July 29, 2009. The purchase price was $252.3 million plus $86.1 million for related linefill inventory. MMP financed the acquisition with debt, which substantially increased its indebtedness. Because this asset had minimal commercial activity following the former owner’s bankruptcy filing last year, Magellan Partners anticipates a ramp-up of operations during the first one to two years of ownership as it builds a customer base for this pipeline system. During that period, the operating cash flow derived from the assets may be significantly less than Magellan Partners ultimately anticipates receiving once the customer base has been developed. As a result, Magellan Partners’ cash from operations and its creditworthiness could be adversely affected during that ramp-up period. In addition, during that period Magellan Partners will likely continue to own a significant portion of the related linefill inventory, and it could be exposed to price fluctuations in the value of that inventory, or to margin deposits or similar arrangements required by any transactions it enters to hedge the value of that inventory. Magellan Partners cannot assure you that the ramp-up period will be limited to one or two years. In addition, Magellan Partners could experience other unanticipated delays in realizing the benefits of the acquisition, or it could discover previously unknown liabilities associated with the acquired assets.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 25, 2009, a special meeting of the limited partners of MMP was held at which the limited partners approved the Simplification Agreement and the adoption of the Fifth Amended and Restated Agreement of Limited Partnership of MMP. A tabulation of the voting on these issues follows:

Issue	For	Withheld	Abstain
Approval of Simplification Agreement	34,957,692	673,379	376,709

Approval of Fifth Amended and Restated Agreement of Limited Partnership of MMP	34,925,148	671,168	411,464

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.2*	Amendment No. 1 to Agreement Related to Simplification of Capital Structure dated as of August 6, 2009 (filed as Exhibit 2.1 to Form 8-K filed August 10, 2009).

10.1*	Asset Purchase Agreement dated as of June 18, 2009 between Longhorn Partners Pipeline, L.P. and Magellan Midstream Partners, L.P. (filed as Exhibit 10.1 to Form 8-K filed July 29, 2009).

12.1	Ratio of earnings to fixed charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial officer.

32.1	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

32.2	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

* Each such exhibit has previously been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma, on November 3, 2009.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	Magellan GP, LLC
its General Partner

/s/ John D. Chandler
John D. Chandler Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.2*	Amendment No. 1 to Agreement Related to Simplification of Capital Structure dated as of August 6, 2009 (filed as Exhibit 2.1 to Form 8-K filed August 10, 2009).

10.1*	Asset Purchase Agreement dated as of June 18, 2009 between Longhorn Partners Pipeline, L.P. and Magellan Midstream Partners, L.P. (filed as Exhibit 10.1 to Form 8-K filed July 29, 2009).

12.1	Ratio of earnings to fixed charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial officer.

32.1	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

32.2	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

* Each such exhibit has previously been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.