Form 10-Q
period 2010-06-30
MAGELLAN MIDSTREAM PARTNERS LP
filed 2010-08-03
CIK 1126975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange

Act).     Yes  ☐    No  ☒

As of August 2, 2010, there were 112,481,349 outstanding limited partner units of Magellan Midstream Partners, L.P. that trade on the New York Stock Exchange under the ticker symbol “MMP.”

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Transportation and terminals revenues	$166,703	$193,173	$321,723	$366,342
Product sales revenues	41,327	229,698	99,043	386,034
Affiliate management fee revenue	190	189	380	379

Total revenues	208,220	423,060	421,146	752,755
Costs and expenses:
Operating	60,848	70,287	121,315	132,396
Product purchases	40,990	183,639	93,620	316,523
Depreciation and amortization	23,163	25,715	46,315	52,057
General and administrative	20,248	20,178	41,384	43,420

Total costs and expenses	145,249	299,819	302,634	544,396
Equity earnings	939	1,480	1,458	2,669

Operating profit	63,910	124,721	119,970	211,028
Interest expense	15,809	22,521	31,361	44,295
Interest income	(206)	(7)	(427)	(11)
Interest capitalized	(942)	(803)	(1,878)	(1,651)
Debt placement fee amortization	224	329	444	657
Other income	(565)	—	(647)	—

Income before provision for income taxes	49,590	102,681	91,117	167,738
Provision for income taxes	452	229	809	752

Net income	$49,138	$102,452	$90,308	$166,986

Allocation of net income:
Non-controlling owners’ interest	$34,527	$(68)	$63,675	$(68)
Limited partners’ interest	14,611	102,520	26,633	167,054

Net income	$49,138	$102,452	$90,308	$166,986

Basic and diluted net income per limited partner unit	$0.37	$0.96	$0.67	$1.56

Weighted average number of limited partner units outstanding used for basic and diluted net income per unit calculation	39,639	106,896	39,638	106,869

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2009	June 30, 2010
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,168	$35,094
Trade accounts receivable (less allowance for doubtful accounts of $139 and $134 at December 31, 2009 and June 30, 2010, respectively)	72,978	64,472
Other accounts receivable	8,216	15,622
Inventory	193,001	208,800
Energy commodity derivatives contracts	—	6,022
Energy commodity derivatives deposits	17,943	—
Reimbursable costs	13,280	10,695
Other current assets	14,382	9,978

Total current assets	323,968	350,683
Property, plant and equipment	3,398,606	3,517,178
Less: accumulated depreciation	617,989	663,595

Net property, plant and equipment	2,780,617	2,853,583
Equity investments	22,054	22,853
Long-term receivables	618	1,018
Goodwill	14,766	14,766
Other intangibles (less accumulated amortization of $9,974 and $11,009 at December 31, 2009 and June 30, 2010, respectively)	5,896	13,981
Debt placement costs (less accumulated amortization of $4,038 and $4,695 at December 31, 2009 and June 30, 2010, respectively)	10,894	10,237
Other noncurrent assets	4,335	9,837

Total assets	$3,163,148	$3,276,958

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$37,063	$46,332
Accrued payroll and benefits	30,300	22,402
Accrued interest payable	32,877	30,861
Accrued taxes other than income	21,261	19,913
Environmental liabilities	11,943	11,637
Deferred revenue	27,776	28,889
Accrued product purchases	36,797	39,596
Energy commodity derivatives contracts	9,257	—
Energy commodity derivatives deposits	—	2,000
Other current liabilities	22,123	15,796

Total current liabilities	229,397	217,426
Long-term debt	1,680,004	1,779,658
Long-term pension and benefits	22,582	24,902
Other noncurrent liabilities	12,317	9,340
Environmental liabilities	22,494	18,902
Commitments and contingencies
Owners’ equity:
Partners’ capital:
Limited partner unitholders (106,588 units and 106,731 units outstanding at December 31, 2009 and June 30, 2010, respectively)	1,204,355	1,222,006
Accumulated other comprehensive loss	(8,001)	(6,358)

Total partners’ capital	1,196,354	1,215,648
Non-controlling owners’ interest in consolidated subsidiaries	—	11,082

Total owners’ equity	1,196,354	1,226,730

Total liabilities and owners’ equity	$3,163,148	$3,276,958

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2009	2010
Operating Activities:
Net income	$90,308	$166,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	46,315	52,057
Debt placement fee amortization expense	444	657
Loss (gain) on sale and retirement of assets	2,725	(1,281)
Equity earnings	(1,458)	(2,669)
Distributions from equity investment	1,458	1,870
Equity-based incentive compensation expense	5,180	6,909
Amortization of prior service cost (credit) and actuarial loss	672	(21)
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	(6,762)	9,320
Inventory	(25,391)	(15,799)
Energy commodity derivatives contracts, net of derivatives deposits	(7,124)	(2,525)
Reimbursable costs	(5,216)	2,585
Accounts payable	(3,224)	5,381
Accrued payroll and benefits	(988)	(7,898)
Accrued interest payable	(518)	(2,016)
Accrued taxes other than income	(1,101)	(1,348)
Accrued product purchases	(2,479)	2,799
Current and noncurrent environmental liabilities	(3,604)	(3,898)
Other current and noncurrent assets and liabilities	1,908	2,193

Net cash provided by operating activities	91,145	213,302
Investing Activities:
Property, plant and equipment:
Additions to property, plant and equipment	(96,378)	(97,883)
Proceeds from sale and disposition of assets	169	5,128
Changes in accounts payable related to capital expenditures	(3,694)	3,888
Acquisition of assets	—	(29,300)
Acquisition-related escrow deposits	(14,800)	—
Distributions in excess of equity investment earnings	617	—

Net cash used by investing activities	(114,086)	(118,167)
Financing Activities:
Distributions paid	(140,054)	(152,626)
Net borrowings (payments) under revolver	(70,000)	83,400
Borrowings under long-term notes, net	298,959	—
Debt placement costs	(2,106)	—
Net receipt from financial derivatives	—	9,565
Increase (decrease) in outstanding checks	2,490	(1,672)
Settlement of tax withholdings on long-term incentive compensation	(3,450)	(3,371)
Capital contributed by non-controlling owners	—	851
Costs associated with the simplification of capital structure	(6,658)	—
Other	—	(356)

Net cash provided (used) by financing activities	79,181	(64,209)

Change in cash and cash equivalents	56,240	30,926
Cash and cash equivalents at beginning of period	37,912	4,168

Cash and cash equivalents at end of period	$94,152	$35,094

Supplemental non-cash financing activities:
Issuance of limited partner units in settlement of long-term incentive plan awards	$1,943	$2,034
Non-cash capital contributed by non-controlling owners	$—	$10,299

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Net income	$49,138	$102,452	$90,308	$166,986
Other comprehensive income:
Net loss on commodity hedges	—	—	—	(289)
Reclassification of net gain on interest rate cash flow hedges to interest expense	(41)	(41)	(82)	(82)
Reclassification of net loss on commodity hedges to product sales revenues	—	—	—	2,035
Amortization of prior service cost (credit) and actuarial loss	687	(36)	672	(21)

Total other comprehensive income (loss)	646	(77)	590	1,643

Comprehensive income	49,784	102,375	90,898	168,629
Comprehensive income (loss) attributable to non-controlling owners’ interest in consolidated subsidiaries	35,160	(68)	64,253	(68)

Comprehensive income attributable to partners’ capital	$14,624	$102,443	$26,645	$168,697

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Organization

Unless indicated otherwise, the terms “our,” “we,” “us” and similar language refer to Magellan Midstream Partners, L.P. together with its subsidiaries. We are a Delaware limited partnership, and our limited partner units are traded on the New York Stock Exchange under the ticker symbol “MMP.” Magellan GP, LLC (“MMP GP”), a wholly-owned Delaware limited liability company, serves as our general partner.

We operate and report in three business segments: the petroleum products pipeline system, the petroleum products terminals and the ammonia pipeline system. Our reportable segments offer different products and services and are managed separately because each requires different marketing strategies and business knowledge.

In April 2010, we acquired various petroleum products storage already connected to our petroleum products pipeline system at Des Moines, Iowa, El Dorado, Kansas and Glenpool and West Tulsa, Oklahoma for $29.3 million. The operating results of these assets have been included in our petroleum products pipeline system segment from the acquisition date.

Basis of Presentation

On September 28, 2009, pursuant to a Simplification Agreement (the “Simplification Agreement”), approximately 39.6 million of our limited partner units were issued to unitholders of Magellan Midstream Holdings, L.P. (“Holdings”), Magellan Midstream Holdings GP, LLC (Holdings’ general partner) and MMP GP were contributed to us by Holdings and Holdings was dissolved (collectively, the “simplification”). A full description of the Simplification Agreement was provided in our Annual Report on Form 10-K for the year ended December 31, 2009. As a result of the simplification, both Holdings’ general partner and MMP GP became our wholly-owned subsidiaries. Therefore, we no longer pay incentive distribution rights and all of the non-controlling owners’ interests that existed at the time of the simplification were acquired.

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

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Net income, as previously reported	$53,144	$98,375
Depreciation expense (a)	(3,270)	(7,107)
Other (b)	(736)	(960)

Net income	$49,138	$90,308

(a)	Holdings acquired 54.6% of general and limited partner interests in us on June 17, 2003. At that time, Holdings recorded our property, plant and equipment at 54.6% of fair values (reflecting Holdings’ ownership percentages in us at that time) and at 45.4% of historical carrying values. As a result of this “step-up” in basis, Holdings recorded higher depreciation expense.
(b)	Other adjustments included the amortization of the step-up to fair values made by Holdings on June 17, 2003 of other items and stand-alone general and administrative (“G&A”) expenses that Holdings incurred.

Basic and diluted earnings per unit as originally reported by Holdings for the three and six months ended June 30, 2009 were $0.23 and $0.42, respectively. The difference between the original amounts and the $0.37 and $0.67, respectively, currently reported for basic and diluted earnings per unit for the three and six months ended June 30, 2009, is due to the retrospective change of the weighted average number of limited partner units outstanding used for basic and diluted net income per unit calculation as a result of the simplification.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In May 2010, Magellan Crude Oil, LLC (“MCO”), a Delaware limited liability company, was formed for the purpose of constructing and operating crude oil storage in the Cushing, Oklahoma crude oil hub for lease to third parties. Upon formation of MCO, we contributed cash of $8.7 million, of which, $6.4 million was common equity and $2.3 million was preferred equity. An unaffiliated private investment group made a cash contribution to MCO of $0.9 million as well as non-cash contributions of $10.3 million, which included $9.1 million of terminalling agreements and $1.2 million of property, plant & equipment. The fair value of the terminalling agreement was determined based on its value to an independent market participant. Initially, MCO will construct 2.0 million barrels of crude oil storage that will be leased to third parties. We estimate that our total capital contributions to MCO for this initial construction project will be approximately $38.0 million. Approximately 35% of the common equity of MCO is owned by the private investment group and approximately 65% is owned by us. All of MCO’s 8.5% cumulative preferred equity is owned by us. We evaluated MCO and determined that it is not a variable interest entity; therefore, we determined that MCO should be consolidated into our results based on our voting and operational control of that entity. Since we consolidate MCO, non-controlling owners’ interest in consolidated subsidiaries on our consolidated balance sheet was increased $11.2 million as a result of the contributions by the private investment group. The results of MCO have been included in our petroleum products terminals segment from the date of formation.

In the opinion of management, our accompanying consolidated financial statements, which are unaudited except for the consolidated balance sheet as of December 31, 2009, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2010, and the results of operations for the three and six months ended June 30, 2009 and 2010 and cash flows for the six months ended June 30, 2009 and 2010. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

2.	Owners’ Equity

The changes in owners’ equity for the six months ended June 30, 2010 are provided in the table below (in thousands):

	Limited Partners’ Capital	Limited Partners’ Accumulated Other Comprehensive Loss	Non-controlling Owners’ Interest	Total Owners’ Equity
Balance, January 1, 2010	$1,204,355	$(8,001)	$—	$1,196,354
Comprehensive income:
Net income (loss)	167,054	—	(68)	166,986
Net loss on commodity hedges	—	(289)	—	(289)
Reclassification of net gain on interest rate cash flow hedges to interest expense	—	(82)	—	(82)
Reclassification of net loss on commodity hedges to product sales revenues	—	2,035	—	2,035
Amortization of prior service credit and net actuarial loss	—	(21)	—	(21)

Total comprehensive income	167,054	1,643	(68)	168,629
Distributions	(152,626)	—	—	(152,626)
Equity method portion of equity-based incentive compensation expense	4,916	—	—	4,916
Issuance of common units in settlement of long-term incentive plan awards	2,034	—	—	2,034
Settlement of tax withholdings on long-term incentive compensation	(3,371)	—	—	(3,371)
Capital contributed by non-controlling owners	—	—	11,150	11,150
Other	(356)	—	—	(356)

Balance, June 30, 2010	$1,222,006	$(6,358)	$11,082	$1,226,730

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	Product Sales Revenues

The amounts reported as product sales revenues on our consolidated statements of income include revenues from the sale of petroleum products and from mark-to-market adjustments from New York Mercantile Exchange (“NYMEX”) contracts. We use NYMEX contracts as economic hedges against changes in the price of petroleum products we expect to sell from our petroleum products blending and fractionation activities. We also use NYMEX contracts as economic hedges against changes in the value of petroleum products associated with linefill and working inventory associated with our Houston-to-El Paso pipeline section. During the first and second quarters of 2009 and the second quarter of 2010, none of the NYMEX contracts we entered into qualified for hedge accounting treatment under Accounting Standards Codification (“ASC”) 815-30, Derivatives and Hedging. However, for the period from July 2009 through March 2010, because of other agreements that we entered into, some of the NYMEX contracts associated with our petroleum products blending activities qualified for hedge accounting treatment and were recorded as cash flow hedges. As a result of the various types of NYMEX contracts we execute, the amounts reported as product sales revenues can include amounts from the following:

•	The physical sale of petroleum products;

•	Mark-to-market adjustments of NYMEX contracts that did not qualify for hedge accounting;

•	The effective portion of the gains or losses of NYMEX contracts that matured during the period, which were accounted for as cash flow hedges; and

•	Any ineffective portion of NYMEX contracts accounted for as cash flow hedges.

For the three and six months ended June 30, 2009 and 2010, product sales revenues included the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Physical sale of petroleum products	$61,175	$205,932	$122,429	$371,237
NYMEX contract adjustments:
Change in value of NYMEX contracts that did not qualify for hedge accounting treatment associated with our petroleum products blending and fractionation activities	(19,848)	10,195	(23,386)	7,913
The effective portion of losses of matured NYMEX contracts that qualified for hedge accounting treatment associated with our petroleum products blending and fractionation activities	—	—	—	(2,035)
Change in value of NYMEX contracts that did not qualify for hedge accounting treatment associated with the Houston-to-El Paso pipeline section linefill and working inventory	—	13,571	—	8,919

Total NYMEX contract adjustments	(19,848)	23,766	(23,386)	14,797

Total product sales revenues	$41,327	$229,698	$99,043	$386,034

The increase in physical sale of petroleum products between the three and six months ended June 30, 2009 and the three and six months ended June 30, 2010 was due to the physical sale of petroleum products related to management of the linefill and working inventory associated with the Houston-to-El Paso pipeline section we acquired in July 2009.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to operating profit, which is its nearest comparable GAAP financial measure, is included in the tables. Operating profit includes expense items, such as depreciation and amortization expense and G&A costs, that management does not consider when evaluating the core profitability of our operations.

Beginning in 2010, our East Houston, Texas terminal was transferred from our petroleum products terminals segment to our petroleum products pipeline system segment. The East Houston terminal is an origin for our pipeline system and has been increasingly utilized as a pipeline terminal. For instance, we are currently building a connection between the East Houston terminal and our Houston-to-El Paso pipeline section to serve as an origin for that pipeline. Further, we have constructed a pipeline connection from our East Houston terminal to a third-party pipeline near Houston to allow us to transport petroleum products from the Port Arthur, Texas refinery region into our pipeline markets. We are commercially managing the East Houston terminal in coordination with our pipeline facility to provide efficient marketing to our customers. Since the beginning of 2010, this facility has been realigned under petroleum products pipeline management and its operating results have been reported both internally and externally as part of that segment. As a result, historical financial results for our segments have been adjusted to conform to the current period’s presentation. The historical adjustments to revenues and expenses were not material and consolidated operating profit did not change as a result of this reclassification. The net book value of the asset transferred was approximately $79.0 million.

	Three Months Ended June 30, 2009
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$122,006	$39,968	$5,248	$(519)	$166,703
Product sales revenues	37,892	3,435	—	—	41,327
Affiliate management fee revenue	190	—	—	—	190

Total revenues	160,088	43,403	5,248	(519)	208,220
Operating expenses	43,557	15,024	3,227	(960)	60,848
Product purchases	39,914	1,570	—	(494)	40,990
Equity earnings	(939)	—	—	—	(939)

Operating margin	77,556	26,809	2,021	935	107,321
Depreciation and amortization expense	14,559	7,248	421	935	23,163
G&A expenses	14,454	5,215	579	—	20,248

Operating profit	$48,543	$14,346	$1,021	$—	$63,910

	Three Months Ended June 30, 2010
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$141,461	$48,446	$3,783	$(517)	$193,173
Product sales revenues	222,963	6,763	—	(28)	229,698
Affiliate management fee revenue	189	—	—	—	189

Total revenues	364,613	55,209	3,783	(545)	423,060
Operating expenses	49,450	18,262	3,235	(660)	70,287
Product purchases	182,267	1,917	—	(545)	183,639
Equity earnings	(1,480)	—	—	—	(1,480)

Operating margin	134,376	35,030	548	660	170,614
Depreciation and amortization expense	16,499	8,188	368	660	25,715
G&A expenses	14,490	5,104	584	—	20,178

Operating profit (loss)	$103,387	$21,738	$(404)	$—	$124,721

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 30, 2009
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$236,907	$77,374	$8,477	$(1,035)	$321,723
Product sales revenues	92,124	6,919	—	—	99,043
Affiliate management fee revenue	380	—	—	—	380

Total revenues	329,411	84,293	8,477	(1,035)	421,146
Operating expenses	86,557	30,361	6,340	(1,943)	121,315
Product purchases	91,502	3,106	—	(988)	93,620
Equity earnings	(1,458)	—	—	—	(1,458)

Operating margin	152,810	50,826	2,137	1,896	207,669
Depreciation and amortization expense	29,337	14,309	773	1,896	46,315
G&A expenses	29,791	10,394	1,199	—	41,384

Operating profit	$93,682	$26,123	$165	$—	$119,970

	Six Months Ended June 30, 2010
	(in thousands)
	Petroleum Products Pipeline System	Petroleum Products Terminals	Ammonia Pipeline System	Intersegment Eliminations	Total
Transportation and terminals revenues	$264,376	$94,105	$8,876	$(1,015)	$366,342
Product sales revenues	375,189	10,873	—	(28)	386,034
Affiliate management fee revenue	379	—	—	—	379

Total revenues	639,944	104,978	8,876	(1,043)	752,755
Operating expenses	92,270	34,635	7,216	(1,725)	132,396
Product purchases	313,043	4,523	—	(1,043)	316,523
Equity earnings	(2,669)	—	—	—	(2,669)

Operating margin	237,300	65,820	1,660	1,725	306,505
Depreciation and amortization expense	33,360	16,247	725	1,725	52,057
G&A expenses	31,342	10,878	1,200	—	43,420

Operating profit (loss)	$172,598	$38,695	$(265)	$—	$211,028

5.	Inventory

Inventory at December 31, 2009 and June 30, 2010 was as follows (in thousands):

	December 31, 2009	June 30, 2010
Refined petroleum products	$152,776	$139,208
Natural gas liquids	17,263	32,338
Transmix	17,230	32,395
Additives	5,732	4,859

Total inventory	$193,001	$208,800

Refined petroleum products and transmix inventory for the second quarter of 2010 include lower-of-cost-or-market adjustments of $5.0 million and $0.2 million, respectively. These adjustments are related to our Houston-to-El Paso pipeline section.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	Employee Benefit Plans

We sponsor two union pension plans for certain employees and a pension plan primarily for salaried employees, a postretirement benefit plan for selected employees and a defined contribution plan. The following tables present our consolidated net periodic benefit costs related to the pension plans and other postretirement benefit plan during the three and six months ended June 30, 2009 and 2010 (in thousands):

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of Net Periodic Benefit Costs:
Service cost	$1,902	$116	$3,291	$232
Interest cost	821	278	1,605	557
Expected return on plan assets	(676)	—	(1,362)	—
Amortization of prior service cost (credit)	77	(212)	154	(425)
Amortization of actuarial loss	758	64	815	128

Net periodic benefit cost	$2,882	$246	$4,503	$492

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of Net Periodic Benefit Costs:
Service cost	$1,416	$88	$3,353	$176
Interest cost	800	203	1,666	406
Expected return on plan assets	(920)	—	(1,774)	—
Amortization of prior service cost (credit)	77	(212)	154	(425)
Amortization of actuarial loss	99	—	250	—

Net periodic benefit cost	$1,472	$79	$3,649	$157

Contributions estimated to be paid into the plans in 2010 are $5.7 million and $0.6 million for the pension and other postretirement benefit plans, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.	Debt

Consolidated debt at December 31, 2009 and June 30, 2010 was as follows (in thousands):

	December 31, 2009	June 30, 2010	Weighted-Average Interest Rate at June 30, 2010 (1)
Revolving credit facility	$101,600	$185,000	0.8%
6.45% Notes due 2014	249,732	249,758	6.3%
5.65% Notes due 2016	252,897	252,682	5.7%
6.40% Notes due 2018	260,340	259,732	5.9%
6.55% Notes due 2019	566,500	583,544	4.8%
6.40% Notes due 2037	248,935	248,942	6.3%

Total debt	$1,680,004	$1,779,658

(1)	Weighted-average interest rate includes the impact of interest rate swaps and the amortization of discounts and premiums and gains and losses realized on various cash flow and fair value hedges (see Note 8—Derivative Financial Instruments for detailed information regarding the amortization of these items).

Note discounts and premiums are being amortized or accreted to the applicable notes over the respective lives of the associated notes.

Revolving Credit Facility. The total borrowing capacity under the revolving credit facility, which matures in September 2012, is $550.0 million. Borrowings under the facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.3% to 0.8% based on our credit ratings and amounts outstanding under the facility. Additionally, a commitment fee is assessed at a rate from 0.05% to 0.125%, depending on our credit ratings. Borrowings under this facility are used for general purposes, including capital expenditures. As of June 30, 2010, $185.0 million was outstanding under this facility and $4.4 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets.

6.45% Notes due 2014. In May 2004, we sold $250.0 million aggregate principal of 6.45% notes due 2014 in an underwritten public offering. The notes were issued for the discounted price of 99.8%, or $249.5 million.

5.65% Notes due 2016. In October 2004, we issued $250.0 million of 5.65% notes due 2016 in an underwritten public offering. The notes were issued for the discounted price of 99.9%, or $249.7 million. The outstanding principal amount of the notes was increased $3.1 million and $2.9 million at December 31, 2009 and June 30, 2010, respectively, for the unamortized portion of a gain realized upon termination of a related interest rate swap (see Note 8—Derivative Financial Instruments).

6.40% Notes due 2018. In July 2008, we issued $250.0 million of 6.40% notes due 2018 in an underwritten public offering. The outstanding principal amount of the notes was increased $10.4 million and $9.8 million at December 31, 2009 and June 30, 2010, respectively, for the unamortized portion of gains realized upon termination or discontinuation of hedge accounting treatment of associated interest rate swaps (see Note 8—Derivative Financial Instruments).

6.55% Notes due 2019. In June and August 2009, we issued $550.0 million of 6.55% notes due 2019 in underwritten public offerings. The notes were issued at a net premium of 103.4%, or $568.7 million. In connection with these offerings, we entered into interest rate swap agreements to effectively convert $250.0 million of these notes to floating-rate debt. In May and June 2010, we terminated these interest rate swap agreements (see Note 8—Derivative Financial Instruments). The outstanding principal amount of the notes was decreased by $1.6 million at December 31, 2009 for the fair value less accrued interest of the associated interest rate swap agreements. The outstanding principal amount was increased $16.1 million at June 30, 2010 for the unamortized portion of the gain realized upon termination of the related interest rate swaps.

6.40% Notes due 2037. In April 2007, we issued $250.0 million of 6.40% notes due 2037 in an underwritten public offering. The notes were issued for the discounted price of 99.6%, or $248.9 million.

The revolving credit facility and notes described above are senior indebtedness.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	Derivative Financial Instruments

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

As of June 30, 2010, we had commitments under forward purchase contracts for product purchases of approximately 0.3 million barrels that are being accounted for as normal purchases totaling approximately $21.5 million, and we had commitments under forward sales contracts for product sales of approximately 0.2 million barrels that are being accounted for as normal sales totaling approximately $20.6 million.

In third quarter 2009, we began using NYMEX contracts as economic hedges against the changes in value of the petroleum products purchased in connection with our linefill for our Houston-to-El Paso pipeline section. Through the second quarter of 2009, none of the NYMEX contracts we entered into qualified for hedge accounting treatment under ASC 815-30, Derivatives and Hedging. However, for the period from July 2009 through March 2010, because of other agreements that we entered into, some of the NYMEX contracts associated with our petroleum products blending activities qualified for hedge accounting treatment and were recorded as cash flow hedges. None of the NYMEX contracts we used as economic hedges of the linefill of our Houston-to-El Paso pipeline section qualified for hedge accounting treatment.

At June 30, 2010, the fair value of open NYMEX contracts, representing 2.2 million barrels of petroleum products, was a net asset of $12.1 million, of which $6.0 million was recorded as energy commodity derivatives contracts and $6.1 million was recorded as noncurrent assets on our consolidated balance sheet. These open NYMEX contracts mature between July 2010 and July 2011. At June 30, 2010, we had received $2.0 million in margin cash from these agreements, which was recorded as energy commodity derivatives deposits on our consolidated balance sheet. We have the right to offset the fair value of our open NYMEX contracts against our margin deposits under a master netting arrangement with our counterpart; however, we have elected to separately disclose these amounts on our consolidated balance sheet.

Interest Rate Derivatives

In June and August 2009, we entered into $150.0 million and $100.0 million, respectively, of interest rate swap agreements to hedge against changes in the fair value of a portion of the $550.0 million of 6.55% notes due 2019, and we accounted for these agreements as fair value hedges. These agreements effectively converted $250.0 million of our 6.55% fixed-rate notes to floating-rate debt. Under the terms of the agreements, we received the 6.55% fixed rate of the notes and paid six-month LIBOR in arrears plus 2.18% for the $150.0 million swaps and 2.34% for the other $100.0 million. In May 2010, we terminated and settled the $150.0 million of swaps and received $9.6 million (excluding $1.8 million of accrued interest), which was recorded as an adjustment to long-term debt that is being amortized over the remaining life of the 6.55% notes. In June 2010, we terminated and settled the remaining $100.0 million of swaps for $6.6 million (excluding $1.5 million of accrued interest), which was recorded as an adjustment to long-term debt that is being amortized over the remaining life of the 6.55% notes. We did not receive the proceeds from the termination of the $100.0 million of swaps until July 2010; therefore, the proceeds amount of $8.2 million was recorded as other accounts receivable on our consolidated balance sheet as of June 30, 2010. We had no interest rate swaps outstanding as of June 30, 2010.

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in derivative gains included in accumulated other comprehensive loss (“AOCL”) for the three and six months ended June 30, 2009 and 2010 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative Gains Included in AOCL	2009	2010	2009	2010
Beginning balance	$3,612	$3,448	$3,653	$1,743
Net loss on commodity hedges	—	—	—	(289)
Reclassification of net gain on cash flow hedges to interest expense	(41)	(41)	(82)	(82)
Reclassification of net loss on commodity hedges to product sales revenues	—	—	—	2,035

Ending balance	$3,571	$3,407	$3,571	$3,407

As of June 30, 2010, the net gain estimated to be classified to interest expense over the next twelve months from AOCL is approximately $0.2 million.

The following is a summary of the current impact of our historical derivative activity on long-term debt resulting from the termination of or the discontinuance of hedge accounting treatment of fair value hedges as of December 31, 2009 and June 30, 2010, and for the three and six months ended June 30, 2009 and 2010 (in thousands):

		Unamortized Amount Recorded in Long-term Debt		Amount Reclassified to Interest Expense from Long-term Debt
Hedge	Total Gain Realized	As of December 31, 2009	As of June 30, 2010	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Fair value hedges (date executed):
Interest rate swaps 6.40% Notes (July 2008)	$11,652	$10,358	$9,750	$(304)	$(304)	$(608)	$(608)
Interest rate swaps 5.65% Notes (October 2004)	3,830	3,093	2,866	(113)	(113)	(227)	(227)
Interest rate swaps 6.55% Notes (June and August 2009)	16,238	—	16,121	—	(117)	—	(117)

Total fair value hedges		$13,451	$28,737	$(417)	$(534)	$(835)	$(952)

The following is a summary of the effect of derivatives accounted for under ASC 815-25, Derivatives and Hedging—Fair Value Hedges, that were designated as hedging instruments on our consolidated statement of income for the three and six months ended June 30, 2010 (in thousands):

Derivative Instrument	Location of Gain Recognized on Derivative	Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rate Debt (Related Hedged Item)
		Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Interest rate swap agreements	Interest expense	$1,588	$4,604	$(8,636)	$(17,277)

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the effect of derivatives accounted for under ASC 815-30, Derivatives and Hedging—Cash Flow Hedges, that were designated as hedging instruments on our consolidated statement of income for the three and six months ended June 30, 2009 and 2010 (in thousands):

	Three Months Ended June 30, 2009 Effective Portion
Derivative Instrument	Amount of Gain Recognized in AOCL on Derivative	Location of Gain Reclassified from AOCL into Income	Amount of Gain Reclassified from AOCL into Income
Interest rate swap agreements	$—	Interest expense	$41

	Three Months Ended June 30, 2010 Effective Portion
Derivative Instrument	Amount of Gain Recognized in AOCL on Derivative	Location of Gain Reclassified from AOCL into Income	Amount of Gain Reclassified from AOCL into Income
Interest rate swap agreements	$—	Interest expense	$41

	Six Months Ended June 30, 2009 Effective Portion
Derivative Instrument	Amount of Gain Recognized in AOCL on Derivative	Location of Gain Reclassified from AOCL into Income	Amount of Gain Reclassified from AOCL into Income
Interest rate swap agreements	$—	Interest expense	$82

	Six Months Ended June 30, 2010 Effective Portion
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Interest rate swap agreements	$—	Interest expense	$82
NYMEX commodity contracts	(289)	Product sales revenues	(2,035)

Total cash flow hedges	$(289)	Total	$(1,953)

There was no ineffectiveness recognized for any of our cash flow or fair value hedges during the three or six months ended June 30, 2009 or 2010.

The following is a summary of the effect of derivatives accounted for under ASC 815-10-35; Paragraph 2, Derivatives and Hedging—Overall—Subsequent Measurement, that were not designated as hedging instruments on our consolidated statement of income for the three and six months ended June 30, 2009 and 2010 (in thousands):

		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Location of Gain (Loss) Recognized on Derivative	2009	2010	2009	2010
Interest rate swap agreements	Other income	$565	$—	$647	$—
NYMEX commodity contracts	Product sales revenues	(19,848)	23,766	(23,385)	16,832

	Total	$(19,283)	$23,766	$(22,738)	$16,832

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We had no fair value or cash flow hedges in effect at June 30, 2010. The following is a summary of the amounts included in our consolidated balance sheet of the fair value of derivatives accounted for under ASC 815, Derivatives and Hedging, that were designated as hedging instruments as of December 31, 2009 (in thousands):

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

The following is a summary of the amounts included in our consolidated balance sheet of the fair value of derivatives accounted for under ASC 815, Derivatives and Hedging, that were not designated as hedging instruments as of December 31, 2009 and June 30, 2010 (in thousands):

	December 31, 2009
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts	$—	Energy commodity derivatives contracts	$8,046
NYMEX commodity contracts	Other noncurrent assets	—	Other noncurrent liabilities	1,146

	Total	$—	Total	$9,192

	June 30, 2010
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts	$6,022	Energy commodity derivatives contracts	$—
NYMEX commodity contracts	Other noncurrent assets	6,043	Other noncurrent liabilities	—

	Total	$12,065	Total	$—

9.	Commitments and Contingencies

Environmental Liabilities. Liabilities recognized for estimated environmental costs were $34.4 million and $30.5 million at December 31, 2009 and June 30, 2010, respectively. Environmental liabilities have been classified as current or noncurrent based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental liabilities will be paid over the next 10 years. Environmental expenses recognized as a result of changes in our environmental liabilities are included in operating expenses on our consolidated statements of income. Environmental expense was $0.9 million and $2.2 million, respectively, for the three and six months ended June 30, 2009 and $2.7 million and $5.1 million, respectively, for the three and six months ended June 30, 2010.

Environmental Receivables. Receivables from insurance carriers related to environmental matters were $3.9 million at December 31, 2009, of which $3.3 million and $0.6 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets. Receivables from insurance carriers related to environmental matters at June 30, 2010 were $4.2 million, of which $3.2 million and $1.0 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets.

Unrecognized Product Gains. Our petroleum products terminals operations generate product overages and shortages that result from metering inaccuracies, product evaporation or expansion, product releases and product contamination. Most of the contracts we have with our customers state that we bear the risk of loss (or gain) from these conditions. When our petroleum products terminals experience net product shortages, we recognize expense for those losses in the periods in which they occur. When our petroleum products terminals experience net product overages, we have product on hand for which we have no cost basis. Therefore, these net

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

overages are not recognized in our financial statements until the associated barrels are either sold or used to offset product losses. The net unrecognized product overages for our petroleum products terminals operations had a market value of approximately $3.1 million as of June 30, 2010. However, the actual amounts we will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

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

10.	Long-Term Incentive Plan

We have a long-term incentive plan (“LTIP”) for certain of our employees and for directors of our general partner. The LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate of 3.2 million of our limited partner units. The remaining units available under the LTIP at June 30, 2010 total 1.0 million. The compensation committee of our general partner’s board of directors administers the LTIP.

Our equity-based incentive compensation expense for 2009 and 2010 was as follows (in thousands):

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Equity Method	Liability Method	Total	Equity Method	Liability Method	Total
2007 awards	$561	$272	$833	$1,495	$467	$1,962
2008 awards	341	187	528	1,597	479	2,076
2009 awards	351	151	502	700	246	946
Retention awards	100	—	100	196	—	196

Total	$1,353	$610	$1,963	$3,988	$1,192	$5,180

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Equity Method	Liability Method	Total	Equity Method	Liability Method	Total
2007 awards	$—	$—	$—	$—	$6	$6
2008 awards	462	163	625	2,925	1,269	4,194
2009 awards	350	186	536	700	460	1,160
2010 awards	453	128	581	909	258	1,167
Retention awards	208	—	208	382	—	382

Total	$1,473	$477	$1,950	$4,916	$1,993	$6,909

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

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	Distributions

Distributions we paid during 2009 and 2010 were as follows (in thousands, except per unit amounts):

Payment Date	Per Unit Cash Distribution Amount	Limited Partner Units	General Partner (a)	Total Cash Distribution
02/13/09	$0.7100	$47,537	$23,478	$71,015
05/15/09	0.7100	47,537	23,478	71,015

Through 6/30/09	1.4200	95,074	46,956	142,030
08/14/09	0.7100	47,537	23,478	71,015
11/13/09	0.7100	75,677	—	75,677

Total	$2.8400	$218,288	$70,434	$288,722

02/12/10	$0.7100	$75,779	$—	$75,779
05/14/10	0.7200	76,847	—	76,847

Through 6/30/10	1.4300	152,626	—	152,626
08/13/10 (b)	0.7325	82,393	—	82,393

Total	$2.1625	$235,019	$—	$235,019

(a)    Includes amounts paid to MMP GP for its incentive distribution rights.

(b)    Our general partner declared this cash distribution in July 2010 to be paid on August 13, 2010 to unitholders of record at the close of business on August 6, 2010.

Distributions paid during 2009 by Holdings to its limited partners prior to its dissolution were as follows (in thousands, except per unit amounts):

Payment Date	Per Unit Cash Distribution Amount	Total Cash Distribution
02/13/09	$0.56759	$22,490
05/15/09	0.56759	22,490

Through 6/30/09	1.13518	44,980
08/14/09	0.56759	22,490

Total	$1.70277	$67,470

Total distributions paid were as follows (in thousands):

	Six Months Ended June 30,
	2009	2010
Cash distributions we paid	$142,030	$152,626
Less distributions we paid to our general partner	(46,956)	—

Distributions we paid to outside owners	95,074	152,626
Cash distributions paid by Holdings to its outside owners	44,980	—

Total distributions	$140,054	$152,626

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.	Fair Value Disclosures

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosure for financial instruments:

Cash and cash equivalents. The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.

Energy commodity derivatives deposits. This asset (liability) represents a short-term deposit we paid (held) associated with our energy commodity derivatives contracts. The carrying amount reported in the balance sheet approximates fair value as the deposits paid (held) change daily in relation to the associated contracts.

Long-term receivables. Fair value was determined by estimating the present value of future cash flows using a risk-free rate of interest.

Energy commodity derivatives contracts. These include NYMEX contracts related to petroleum products. These contracts are carried at fair value in the balance sheet and are valued based on quoted prices in active markets.

Debt. The fair value of our publicly traded notes, excluding the value of interest rate swaps qualifying as fair value hedges, was based on the prices of those notes at December 31, 2009 and June 30, 2010. The carrying amount of borrowings under our revolving credit facility approximates fair value due to the variable rates of that instrument.

Interest rate swaps. Fair value was determined based on an assumed exchange, at each period end, in an orderly transaction with the financial institution counterparties of the interest rate derivative agreements adjusted for the effect of credit risk (see Note 8 – Derivative Financial Instruments). The exchange value was calculated using present value techniques on estimated future cash flows based on forward interest rate curves.

The following table reflects the carrying amounts and fair values of our financial instruments as of December 31, 2009 and June 30, 2010 (in thousands):

Assets (Liabilities)	December 31, 2009		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$4,168	$4,168	$35,094	$35,094
Energy commodity derivatives deposits	17,943	17,943	(2,000)	(2,000)
Long-term receivables	618	589	1,018	959
Energy commodity derivatives contracts (current)	(9,257)	(9,257)	6,022	6,022
Energy commodity derivatives contracts (noncurrent)	(1,146)	(1,146)	6,043	6,043
Debt	(1,680,004)	(1,777,064)	(1,779,658)	(1,905,275)
Interest rate swaps (current)	4,446	4,446	—	—
Interest rate swaps (noncurrent)	(1,649)	(1,649)	—	—

MAGELLAN MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Measurements

The following tables summarize the recurring fair value measurements of our NYMEX commodity contracts and interest rate swaps as of December 31, 2009 and June 30, 2010, based on the three levels established by ASC 820-10-50; Paragraph 2, Fair Value Measurements and Disclosures—Overall—Disclosure (in thousands):

Assets (Liabilities)		Fair Value Measurements as of December 31, 2009 using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts (current)	$(9,257)	$(9,257)	$—	$—
Energy commodity derivatives contracts (noncurrent)	(1,146)	(1,146)	—	—
Interest rate swaps (current)	4,446	—	4,446	—
Interest rate swaps (noncurrent)	(1,649)	—	(1,649)	—

Assets (Liabilities)		Fair Value Measurements as of June 30, 2010 using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts (current)	$6,022	$6,022	$—	$—
Energy commodity derivatives contracts (noncurrent)	6,043	6,043	—	—

13.	Subsequent Events

Recognizable events

No recognizable events occurred during the period.

Non-recognizable events

On July 12, 2010, we entered into a definitive agreement to acquire an aggregate of 7.8 million barrels of crude oil storage and more than 100 miles of active petroleum pipelines from BP Pipelines (North America), Inc. (“BP”) for $289.0 million. Additionally, upon closing of the transaction, we also will acquire certain crude oil tank working inventory at fair market value, which is currently estimated to be approximately $50.0 million. A majority of the crude oil storage included in this acquisition will be leased to a third party for an intermediate period. The acquisition is expected to close in third-quarter 2010, subject to regulatory approval and other customary closing conditions.

On July 12, 2010, we received a commitment letter for a 364-day unsecured revolving credit facility in the amount of $300.0 million. The lenders’ commitment to extend loans to us under this facility will expire on August 15, 2010, with any borrowings under the facility maturing after 364 days. We intend to fund the purchase price for the acquisition from BP Pipelines (North America), Inc., in part, with borrowings under this new facility, our existing $550.0 million revolving credit facility, the equity issuance discussed below and/or future debt issuances.

On July 19, 2010, we completed a public offering of 5,750,000 of our common units at a price to the public of $46.65 per common unit. We received net proceeds of approximately $258.8 million after deducting underwriting discounts but before offering expenses payable by us. We intend to use the net proceeds from this offering to pay a portion of the $289.0 million cash purchase price for the crude oil storage assets and petroleum pipelines we have agreed to acquire from BP as described above. Pending such use, we have applied some of the net proceeds to repay the borrowings outstanding under our existing $550.0 million revolving credit facility with the balance used for general partnership purposes, including investments in interest bearing securities or accounts. Had these additional units been outstanding during the second quarter of 2010, basic and diluted earnings per limited partner unit for the three and six months ended June 30, 2010 would have been $0.91 and $1.52, respectively.

In July 2010, our general partner declared a quarterly distribution of $0.7325 per unit to be paid on August 13, 2010 to unitholders of record at the close of business on August 6, 2010. The total cash distributions to be paid are $82.4 million (see Note 11—Distributions for details).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a publicly traded limited partnership formed to own, operate and acquire a diversified portfolio of complementary energy assets. We are principally engaged in the transportation, storage and distribution of refined petroleum products. As of June 30, 2010, our three operating segments included:

•	petroleum products pipeline system, which is primarily comprised of our 9,500-mile petroleum products pipeline system, including 52 terminals;

•	petroleum products terminals, which principally includes our six marine terminal facilities, 27 inland terminals and one crude oil terminal, which is under construction; and

•	ammonia pipeline system, representing our 1,100-mile ammonia pipeline and six associated terminals.

Beginning in 2010, our East Houston, Texas terminal was transferred from our petroleum products terminals segment to our petroleum products pipeline system segment due to its increasing usage as a pipeline terminal. Since the beginning of 2010, this facility has been under petroleum products pipeline management and its operating results have been reported both internally and externally as part of that segment. As a result, historical financial results for our segments have been adjusted to conform to the current period’s presentation. This historical reclassification did not materially impact segment financial results and did not change consolidated financial results.

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

Recent Developments

Cash Distribution. During July 2010, the board of directors of our general partner declared a quarterly cash distribution of $0.7325 per unit for the period of April 1, 2010 through June 30, 2010. This quarterly cash distribution will be paid on August 13, 2010 to unitholders of record on August 6, 2010. Total distributions to be paid under this declaration are approximately $82.4 million.

Acquisition of Petroleum Storage and Pipelines. On July 12, 2010, we entered into a definitive agreement to acquire 7.8 million barrels of crude oil storage in Cushing, Oklahoma and more than 100 miles of active petroleum pipelines from BP Pipelines (North America), Inc. (“BP”) for $289.0 million. The acquisition includes nearly 40 miles of crude oil pipelines running between Houston and Texas City, Texas. This common carrier pipeline system is or can be connected to every major refinery within the Houston and Texas City areas. Also included with the acquisition are two 35-mile common carrier pipelines that transport refined petroleum products from the Texas City refining region to the Houston area, including connections to third-party pipelines for delivery to other end-use markets.

This acquisition will leverage our expertise in transporting and storing petroleum products by greatly expanding our crude oil logistics infrastructure and our energy footprint in the Cushing, Oklahoma and Houston, Texas markets. These assets will facilitate our strategy to develop our existing East Houston terminal into a key distribution point for crude oil to Gulf Coast refineries by improving our connectivity within the Houston market and extending our reach to the Texas City refining region.

The acquisition is expected to close in third quarter 2010, subject to regulatory approval and other customary closing conditions. At closing, we will also purchase from the seller certain crude oil working inventories associated with the Cushing crude oil storage assets for fair market value, which we currently estimate to be approximately $50.0 million.

On July 12, 2010, we received a commitment letter for a 364-day unsecured revolving credit facility in the amount of $300.0 million. The lenders’ commitment to extend loans to us under this facility will expire on August 15, 2010, with any borrowings under the facility maturing after 364 days. We intend to fund the purchase price for the acquisition from BP, in part, with borrowings under this new facility, our existing $550.0 million revolving credit facility, the equity issuance discussed below and/or future debt issuances.

Public Unit Offering. On July 19, 2010, we completed a public offering of 5,750,000 of our common units at a price to the public of $46.65 per common unit. We received net proceeds of approximately $258.8 million after deducting underwriting discounts but before offering expenses payable by us. We intend to use the net proceeds from such offering to pay a portion of the $289.0 million cash purchase price for the crude oil storage assets and petroleum pipelines we have agreed to acquire from BP as described above. Pending such use, we have applied some of the net proceeds to repay the borrowings outstanding under our existing $550.0 million revolving credit facility with the balance used for general partnership purposes, including investments in interest bearing securities or accounts.

Magellan Crude Oil, LLC (“MCO”). MCO was formed on May 10, 2010 with approximately 65% of its common equity owned by us and approximately 35% by private investors. We own all of MCO’s 8.5% cumulative preferred equity. Upon formation of MCO, we contributed cash of $8.7 million, of which $6.4 million was common equity and $2.3 million was preferred equity. An unaffiliated private investment group made a cash contribution of $0.9 million and non-cash contributions of $10.3 million, which included $9.1 million of terminalling agreements and $1.2 million of property, plant & equipment. MCO was formed to construct and operate crude oil storage facilities for lease to third parties. Initial construction of 2.0 million barrels of crude oil storage in Cushing, Oklahoma, which will be leased to third parties, is expected to be completed by the second quarter of 2011. MCO’s operating results will be consolidated with the operating results of our petroleum products terminals segment and the non-controlling owners’ interest in MCO will be allocated to the private investors. We expect to spend an additional $29.3 million over the next twelve months for this initial construction, bringing our total capital contribution to this project to approximately $38.0 million

Results of Operations

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

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2010

	Three Months Ended June 30,		Variance Favorable (Unfavorable)
	2009	2010	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)

Transportation and terminals revenues:
Petroleum products pipeline system	$122.0	$141.5	$19.5	16
Petroleum products terminals	40.0	48.4	8.4	21
Ammonia pipeline system	5.3	3.8	(1.5)	(28)
Intersegment eliminations	(0.6)	(0.6)	—	—

Total transportation and terminals revenues	166.7	193.1	26.4	16
Affiliate management fee revenue	0.2	0.2	—	—
Operating expenses:
Petroleum products pipeline system	43.6	49.4	(5.8)	(13)
Petroleum products terminals	15.1	18.2	(3.1)	(21)
Ammonia pipeline system	3.2	3.2	—	—
Intersegment eliminations	(1.0)	(0.6)	(0.4)	(40)

Total operating expenses	60.9	70.2	(9.3)	(15)

Product margin:
Product sales revenues	41.3	229.6	188.3	456
Product purchases	41.0	183.6	(142.6)	(348)

Product margin	0.3	46.0	45.7	n/a
Equity earnings	0.9	1.5	0.6	67

Operating margin	107.2	170.6	63.4	59
Depreciation and amortization expense	23.1	25.7	(2.6)	(11)
G&A expense	20.2	20.2	—	—

Operating profit	63.9	124.7	60.8	95
Interest expense (net of interest income and interest capitalized)	14.7	21.7	(7.0)	(48)
Debt placement fee amortization expense	0.2	0.4	(0.2)	(100)
Other income	(0.5)	—	(0.5)	(100)

Income before provision for income taxes	49.5	102.6	53.1	107
Provision for income taxes	0.4	0.1	0.3	75

Net income	$49.1	$102.5	$53.4	109

Operating Statistics

Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.202	$1.304
Volume shipped (million barrels)	73.9	78.7
Petroleum products terminals:
Marine terminal average storage utilized (million barrels per month)	23.6	23.8
Inland terminal throughput (million barrels)	27.9	30.3
Ammonia pipeline system:
Volume shipped (thousand tons)	171	111

Transportation and terminals revenues increased by $26.4 million, resulting from:

•

an increase in petroleum products pipeline system revenues of $19.5 million primarily attributable to higher transportation revenues, higher storage lease revenues and incremental fees for terminal throughput, ethanol blending and additives. Transportation revenues increased primarily as a result of higher average tariffs due largely to mid-year 2009 tariff escalations and 7% higher transportation volumes driven by improved demand for diesel fuel;

•

an increase in petroleum products terminals revenues of $8.4 million due to higher revenues at both our marine and inland terminals. Marine revenues increased principally due to higher rates on existing storage contracts and additional marine storage. Inland revenues benefitted from higher fees for ethanol blending and higher throughput volumes; and

•

a decrease in ammonia pipeline system revenues of $1.5 million due to decreased shipments. The pipeline has been mostly unavailable since mid-May 2010 because of hydrostatic testing being conducted on the pipeline. These hydrostatic tests should continue until fall 2010.

Operating expenses increased by $9.3 million, resulting from:

•

an increase in petroleum products pipeline system expenses of $5.8 million resulting primarily from higher operating expenses related to our Houston-to-El Paso pipeline section (acquired from Longhorn Partners Pipeline, L.P. in third quarter 2009) and less favorable product overages (which reduce operating expenses).

•	an increase in petroleum products terminals expenses of $3.1 million primarily related to higher asset maintenance and personnel costs; and

•

unchanged ammonia pipeline system expenses as higher asset integrity costs from the hydrostatic testing performed during the current quarter were offset by a current quarter gain on the sale of a portion of our pipeline linefill to our customers (which reduced operating expenses).

Product sales revenues primarily resulted from our petroleum products blending activities, product marketing and linefill management associated with our Houston-to-El Paso pipeline section, terminal product gains and transmix fractionation. We utilize New York Mercantile Exchange (“NYMEX”) contracts to hedge against changes in the future price of petroleum products related to these activities. The period change in the mark-to-market value of these contracts that do not qualify for hedge accounting treatment plus the effective portion of the change in value of matured NYMEX contracts that qualified for hedge accounting treatment are also included in product sales revenues. Despite a $5.2 million lower-of-cost-or-market expense recognized in the current quarter associated with the Houston-to-El Paso pipeline inventory, product margin increased $45.7 million between periods due primarily to the timing of realized profits from NYMEX hedges. Product margin also increased due to higher profits from our fractionation and petroleum products blending activities and the sale of additional terminal product overages at higher prices.

Depreciation and amortization expense increased by $2.6 million primarily due to expansion capital projects placed into service during the past twelve months and the acquisition of our Houston-to-El Paso pipeline section.

Interest expense, net of interest income and interest capitalized, increased $7.0 million. Our average debt outstanding, excluding fair value adjustments for interest rate hedges, increased to $1.7 billion for second quarter 2010 from $1.2 billion for second quarter 2009 principally due to borrowings for expansion capital expenditures and acquisitions. The weighted-average interest rate on our borrowings, after giving effect to the impact of associated fair value hedges, decreased to 5.1% in second quarter 2010 from 5.3% in 2009.

Other income for second quarter 2009 included fair-value adjustments for certain interest rate swap agreements that were settled during 2009.

Provision for income tax decreased by $0.3 million as a result of an adjustment to the 2009 franchise tax accrual made in second quarter 2010 reflecting lower revenues apportioned to the state of Texas.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2010

	Six Months Ended June 30,		Variance Favorable (Unfavorable)
	2009	2010	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)

Transportation and terminals revenues:
Petroleum products pipeline system	$236.9	$264.4	$27.5	12
Petroleum products terminals	77.4	94.1	16.7	22
Ammonia pipeline system	8.5	8.9	0.4	5
Intersegment eliminations	(1.1)	(1.1)	—	—

Total transportation and terminals revenues	321.7	366.3	44.6	14
Affiliate management fee revenue	0.4	0.4	—	—
Operating expenses:
Petroleum products pipeline system	86.6	92.3	(5.7)	(7)
Petroleum products terminals	30.4	34.6	(4.2)	(14)
Ammonia pipeline system	6.3	7.2	(0.9)	(14)
Intersegment eliminations	(2.0)	(1.7)	(0.3)	(15)

Total operating expenses	121.3	132.4	(11.1)	(9)

Product margin:
Product sales revenues	99.0	386.0	287.0	290
Product purchases	93.6	316.5	(222.9)	(238)

Product margin	5.4	69.5	64.1	n/a
Equity earnings	1.4	2.7	1.3	93

Operating margin	207.6	306.5	98.9	48
Depreciation and amortization expense	46.3	52.1	(5.8)	(13)
G&A expense	41.3	43.4	(2.1)	(5)

Operating profit	120.0	211.0	91.0	76
Interest expense (net of interest income and interest capitalized)	29.1	42.6	(13.5)	(46)
Debt placement fee amortization expense	0.4	0.7	(0.3)	(75)
Other income	(0.6)	—	(0.6)	(100)

Income before provision for income taxes	91.1	167.7	76.6	84
Provision for income taxes	0.8	0.7	0.1	13

Net income	$90.3	$167.0	$76.7	85

Operating Statistics

Petroleum products pipeline system:
Transportation revenue per barrel shipped	$1.174	$1.265
Volume shipped (million barrels)	145.6	148.4
Petroleum products terminals:
Marine terminal average storage utilized (million barrels per month)	23.1	23.8
Inland terminal throughput (million barrels)	53.9	56.4
Ammonia pipeline system:
Volume shipped (thousand tons)	295	278

Transportation and terminals revenues increased by $44.6 million, resulting from:

•

an increase in petroleum products pipeline system revenues of $27.5 million primarily attributable to higher transportation revenues, higher capacity and storage lease revenues and incremental fees for ethanol blending and additives. Transportation revenues increased primarily as a result of higher average tariffs due largely to mid-year 2009 tariff escalations and an increase in diesel fuel shipments reflecting higher demand;

•

an increase in petroleum products terminals revenues of $16.7 million due to higher revenues at both our marine and inland terminals. Marine revenues increased principally due to higher rates on existing storage and leasing new storage tanks placed in service over the past year. Inland revenues benefitted from higher fees for ethanol and additive blending and higher throughput volumes; and

•

an increase in ammonia pipeline system revenues of $0.4 million. Higher shipments in first quarter 2010 (first quarter 2009 shipments were negatively impacted by operational issues at two of our customers’ plants) were largely offset by lower second quarter 2010 shipments because of hydrostatic testing being conducted on the pipeline during second quarter 2010. The year-over-year increase in revenues was due to higher terminalling fees.

Operating expenses increased by $11.1 million, resulting from:

•

an increase in petroleum products pipeline system expenses of $5.7 million resulting primarily from higher operating expenses related to our Houston-to-El Paso pipeline section (acquired from Longhorn Partners Pipeline, L.P. in third quarter 2009), partially offset by lower property taxes;

•	an increase in petroleum products terminals expenses of $4.2 million primarily related to higher asset maintenance and personnel costs; and

•

an increase in ammonia pipeline system expenses of $0.9 million due primarily to an increase in environmental costs resulting from a 2010 pipeline release. Higher asset integrity costs from the hydrostatic testing performed during the current period were largely offset by a current period gain on the sale of a portion of our pipeline linefill to our customers (which reduced operating expenses).

Product sales revenues primarily resulted from our petroleum products blending activities, product marketing and linefill management associated with our Houston-to-El Paso pipeline section, terminal product gains and transmix fractionation. We utilize NYMEX contracts to hedge against changes in the future price of petroleum products related to these activities. The period change in the mark-to-market value of these contracts that do not qualify for hedge accounting treatment plus the effective portion of the change in value of matured NYMEX contracts that qualified for hedge accounting treatment are also included in product sales revenues. Despite a $5.2 million lower-of-cost-or-market expense recognized in the second quarter of 2010 associated with the Houston-to-El Paso pipeline inventories, product margin increased $64.1 million between periods due primarily to the timing of realized profits from our NYMEX hedges. Due to mark-to-market adjustments, much of the profit related to the commodity sales activity during the 2009 period was realized in late 2008. Product margin also increased due to profits from our linefill management activities associated with our Houston-to-El Paso pipeline section, as well as higher profits from our fractionation and petroleum products blending activities and the sale of additional terminal product overages at higher prices.

Depreciation and amortization expense increased by $5.8 million primarily due to expansion capital projects placed into service during the past twelve months and the acquisition of our Houston-to-El Paso pipeline section.

G&A expense increased by $2.1 million between periods primarily due to higher equity-based incentive compensation costs.

Interest expense, net of interest income and interest capitalized, increased $13.5 million. Our average debt outstanding, excluding fair value adjustments for interest rate hedges, increased to $1.7 billion for the six months ending June 30, 2010 from $1.1 billion for the six months ending June 30, 2009 principally due to borrowings for expansion capital expenditures and acquisitions. The weighted-average interest rate on our borrowings, after giving effect to the impact of associated fair value hedges, decreased to 5.1% in 2010 from 5.5% in 2009.

Other income for second quarter 2009 included fair value adjustments for certain interest rate swap agreements that were settled during 2009.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities was $91.1 million and $213.3 million for the six months ended June 30, 2009 and 2010, respectively. The $122.2 million increase from 2009 to 2010 was primarily attributable to:

•	an increase in net income of $76.7 million;

•

a $16.1 million increase in cash resulting from a $9.3 million decrease in trade accounts receivable and other accounts receivable in 2010 versus a $6.8 million increase in 2009 primarily due to the timing of payments received from customers;

•

a $9.6 million increase in cash resulting from a $15.8 million increase in inventory in 2010 versus a $25.4 million increase in inventory in 2009. The increase in 2009 is primarily due to additional purchases of natural gas liquids inventory used for our petroleum products blending activity to take advantage of favorable market conditions; and

•

an $8.6 million increase in cash resulting from a $5.4 million increase in accounts payable in 2010 versus a $3.2 million decrease in 2009 due primarily to the timing of invoices paid to vendors and suppliers.

Net cash used by investing activities for the six months ended June 30, 2009 and 2010 was $114.1 million and $118.2 million, respectively. During 2010, we spent $97.9 million for capital expenditures, which included $15.5 million for maintenance capital and $82.4 million for expansion capital. In addition, during 2010 we acquired petroleum products storage tanks at various locations on our petroleum products pipeline system for $29.3 million. Also, during 2010, proceeds from the sale of assets were $5.1 million, including $3.0 million of proceeds from the settlement of our insurance claim related to a tank fire at one of our petroleum products pipeline system terminals. During 2009, we spent $96.4 million for capital expenditures and $14.8 million for escrow deposits associated with acquisitions we completed during third quarter 2009. Capital expenditures in 2009 included $22.4 million for maintenance capital and $74.0 million for expansion capital.

Net cash provided (used) by financing activities for the six months ended June 30, 2009 and 2010 was $79.2 million and $(64.2) million, respectively. During 2010, we paid cash distributions of $152.6 million to our unitholders while net borrowings on our revolving credit facility, primarily to finance expansion capital projects, were $83.4 million. During 2009, borrowings under notes (net of discounts) of $299.0 million were used to repay $208.3 million of borrowings on our revolving credit facility, with the balance used for general purposes, including capital expenditures. Net borrowings on the revolver during 2009, prior to our repayment of the $208.3 million in June 2009, were $138.3 million. Additionally, we paid cash distributions of $140.1 million.

During second quarter 2010, we paid $76.8 million in cash distributions to our unitholders. Based on the declared quarterly distribution of $0.7325 per unit associated with the second quarter of 2010, we will pay $82.4 million in distributions during third quarter 2010. If we continue to pay cash distributions at our current level and the number of outstanding units remains the same, we will pay total cash distributions of $329.6 million on an annual basis.

In January 2010, the cumulative amounts of the January 2007 award grants were settled by issuing 140,317 limited partner units and distributing those units to the participants. Associated tax withholdings of $3.4 million and employer taxes of $0.5 million were paid in January 2010.

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

For the six months ended June 30, 2010, our maintenance capital spending was $15.5 million, including $0.5 million of spending reimbursable by insurance. For 2010, we expect to incur maintenance capital expenditures for our existing businesses of approximately $45.0 million.

In addition to maintenance capital expenditures, we also incur expansion capital expenditures at our existing facilities. During the first six months of 2010, we spent $82.4 million for organic growth capital and $29.3 million to acquire petroleum products storage at various locations on our petroleum products pipeline system. Based on the progress of expansion projects already underway, we expect to spend approximately $565.0 million of expansion capital during 2010, including acquisitions, with an additional $100.0 million in future years to complete these projects.

Liquidity

As of June 30, 2010, total debt reported on our consolidated balance sheet was $1,779.7 million. The difference between this amount and the $1,735.0 million face value of our outstanding debt results from gains realized on various fair value hedges and unamortized discounts and premiums on debt issuances.

Consolidated debt at December 31, 2009 and June 30, 2010 was as follows (in thousands):

	December 31, 2009	June 30, 2010	Weighted-Average Interest Rate at June 30, 2010 (1)
Revolving credit facility	$101,600	$185,000	0.8%
6.45% Notes due 2014	249,732	249,758	6.3%
5.65% Notes due 2016	252,897	252,682	5.7%
6.40% Notes due 2018	260,340	259,732	5.9%
6.55% Notes due 2019	566,500	583,544	4.8%
6.40% Notes due 2037	248,935	248,942	6.3%

Total debt	$1,680,004	$1,779,658

(1)	Weighted-average interest rate includes the impact of interest rate swaps and the amortization of discounts and premiums and gains and losses realized on various cash flow and fair value hedges.

Note discounts and premiums are being amortized or accreted to the applicable notes over the respective lives of the associated notes.

Revolving Credit Facility. The total borrowing capacity under the revolving credit facility, which matures in September 2012, is $550.0 million. Borrowings under the facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.3% to 0.8% based on our credit ratings and amounts outstanding under the facility. Additionally, a commitment fee is assessed at a rate from 0.05% to 0.125%, depending on our credit ratings. Borrowings under this facility are used for general purposes, including capital expenditures. As of June 30, 2010, $185.0 million was outstanding under this facility and $4.4 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets.

6.45% Notes due 2014. In May 2004, we sold $250.0 million aggregate principal of 6.45% notes due 2014 in an underwritten public offering. The notes were issued for the discounted price of 99.8%, or $249.5 million.

5.65% Notes due 2016. In October 2004, we issued $250.0 million of 5.65% notes due 2016 in an underwritten public offering. The notes were issued for the discounted price of 99.9%, or $249.7 million. The outstanding principal amount of the notes was increased $3.1 million and $2.9 million at December 31, 2009 and June 30, 2010, respectively, for the unamortized portion of a gain realized upon termination of a related interest rate swap.

6.40% Notes due 2018. In July 2008, we issued $250.0 million of 6.40% notes due 2018 in an underwritten public offering. The outstanding principal amount of the notes was increased $10.4 million and $9.8 million at December 31, 2009 and June 30, 2010, respectively, for the unamortized portion of gains realized upon termination or discontinuation of hedge accounting treatment of associated interest rate swaps.

6.55% Notes due 2019. In June and August 2009, we issued $550.0 million of 6.55% notes due 2019 in underwritten public offerings. The notes were issued at a net premium of 103.4%, or $568.7 million. In connection with these offerings, we entered into interest rate swap agreements to effectively convert $250.0 million of these notes to floating-rate debt. In May and June 2010, we terminated these interest rate swap agreements (see Interest rate derivatives, below). The outstanding principal amount of the notes was decreased by $1.6 million at December 31, 2009 for the fair value less accrued interest of the associated interest rate swap agreements. The outstanding principal amount was increased $16.1 million at June 30, 2010 for the unamortized portion of the gain realized upon termination of the related interest rate swaps.

6.40% Notes due 2037. In April 2007, we issued $250.0 million of 6.40% notes due 2037 in an underwritten public offering. The notes were issued for the discounted price of 99.6%, or $248.9 million.

The revolving credit facility and notes described above are senior indebtedness.

Interest Rate Derivatives

In June and August 2009, we entered into $150.0 million and $100.0 million, respectively, of interest rate swap agreements to hedge against changes in the fair value of a portion of the $550.0 million of 6.55% notes due 2019, and we accounted for these agreements as fair value hedges. These agreements effectively converted $250.0 million of our 6.55% fixed-rate notes to floating-rate debt. Under the terms of the agreements, we received the 6.55% fixed rate of the notes and paid six-month LIBOR in arrears plus 2.18% for the $150.0 million swaps and 2.34% for the other $100.0 million. In May 2010, we terminated and settled the $150.0 million of swaps and received $9.6 million (excluding $1.8 million of accrued interest), which was recorded as an adjustment to long-term debt that is being amortized over the remaining life of the 6.55% notes. In June 2010, we terminated and settled the remaining $100.0 million of swaps for $6.6 million (excluding $1.5 million of accrued interest), which was recorded as an adjustment to long-term debt that is being amortized over the remaining life of the 6.55% notes. We did not receive the proceeds from the termination of the $100.0 million of swaps until July 2010; therefore, the proceeds amount of $8.2 million was recorded as other accounts receivable on our consolidated balance sheet as of June 30, 2010. We had no interest rate swaps outstanding as of June 30, 2010.

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

Other Items

NYMEX Contracts. We began using NYMEX contracts during the third quarter of 2008 as economic hedges against changes in the future price of petroleum products. From the third quarter of 2008 through the second quarter of 2009 and during second quarter 2010, none of the NYMEX contracts we entered into qualified as hedges for accounting purposes under Accounting Standards Codification (“ASC”) 815-30, Derivatives and Hedging. For the period from July 2009 through March 2010, because of other agreements that we entered into, some of the NYMEX contracts entered into qualified for hedge accounting treatment. Currently, we have two specific groups of commodities that are being hedged with NYMEX contracts:

•	Future sales of petroleum products generated from our blending and fractionation activities:

➢	Since July 2009, some of the NYMEX contracts associated with future sales of petroleum products qualified for hedge accounting treatment and were recorded as cash flow hedges. The gains and losses resulting from the mark-to-market changes in value of these contracts were not included in product sales revenues in our consolidated statement of income until the petroleum products hedged were physically sold. As of June 30, 2010, we had no open NYMEX contracts of petroleum products that qualified for hedge accounting treatment. During the first quarter of 2010, we recognized $2.0 million of losses associated with derivative agreements that qualified as hedges when the hedged products were sold and the contracts were settled.

➢	As of June 30, 2010, we had open NYMEX contracts for 0.7 million barrels of petroleum products that did not qualify for hedge accounting treatment. These contracts mature between July 2010 and October 2010. The cumulative amount of unrealized gains through June 30, 2010 associated with these agreements of $5.8 million have been recorded as an increase in product sales revenues on our consolidated statements of income and energy commodity derivatives contracts on our consolidated balance sheet, all of which was recognized during 2010. Additionally, we realized gains of $2.1 million on NYMEX contracts that did not qualify for hedge accounting treatment that settled during 2010.

•	Future commodity sales of linefill and working inventory associated with our Houston-to-El Paso pipeline section:

➢	At June 30, 2010, we had open NYMEX contracts covering 1.5 million barrels to hedge against changes in the future price of petroleum products associated with the linefill barrels. Contracts covering 0.5 million barrels mature between July 2010 and August 2010 and contracts covering 1.0 million barrels mature in July 2011. Because these NYMEX contracts do not qualify for hedge accounting treatment, we recognize the period change in fair value of these agreements in our consolidated income statement. The cumulative amount of unrealized gains through June 30, 2010 associated with these agreements was $6.2 million. Of the $6.2 million of cumulative gains, $7.4 million of gains was recognized during the first two quarters of 2010 and $1.2 million of losses was recognized in the last two quarters of 2009. Additionally, we recognized $1.5 million of gains associated with the linefill NYMEX contracts that were settled during 2010 and recorded as product sales revenues on our consolidated income statement.

The following table provides a summary of the mark-to-market gains and losses associated with NYMEX contracts and the accounting period that the gains and losses were recognized in our consolidated statements of income for the six months ended June 30, 2009 and 2010 (in millions):

2009
NYMEX losses associated with physical product sales during the six months ended June 30, 2009	$(6.1)
NYMEX losses associated with future physical product sales	(17.3))

Total NYMEX losses recorded during the six months ended June 30, 2009	$(23.4)

2010
NYMEX gains associated with physical product sales during the six months ended June 30, 2010	$1.6
NYMEX gains associated with future physical product sales	13.2

Total NYMEX gains recorded during the six months ended June 30, 2010	$14.8

Ammonia Pipeline Testing. Since second quarter 2010, we have performed extensive hydrostatic testing of our ammonia pipeline system, which will continue until fall 2010. Expenditures during 2010 to complete this testing are estimated to be up to $10.0 million, which is $5.0 million higher than testing costs incurred in 2009. During certain periods of testing, the pipeline has been/will be unavailable for shipments, resulting in reduced shipment volumes. We are unable to estimate the impact this will have on our current year revenues because we expect product shipments on our ammonia pipeline by our customers before and after the testing to be higher than at historical levels.

Pipeline Tariff Changes. The Federal Energy Regulatory Commission (“FERC”) regulates the rates charged on interstate common carrier pipeline operations primarily through an index methodology, which establishes the maximum amount by which tariffs can be adjusted. Approximately 40% of our tariffs are subject to this indexing methodology while the remaining 60% of the tariffs can be adjusted at our discretion based on competitive factors. The current approved methodology is the annual change in the producer price index for finished goods (“PPI-FG”) plus 1.3%. The change in PPI-FG for 2009 is approximately negative 2.6%. As a result, we decreased our rates in the 40% of our markets that are subject to the FERC’s index methodology by approximately 1.3% on July 1, 2010.

Unrecognized Product Gains. Our petroleum products terminals operations generate product overages and shortages that result from metering inaccuracies, product evaporation or expansion, product releases and product contamination. Most of the contracts we have with our customers state that we bear the risk of loss (or gain) from these conditions. When our petroleum products terminals experience net product shortages, we recognize expense for those losses in the periods in which they occur. When our petroleum products terminals experience net product overages, we have product on hand for which we have no cost basis. Therefore, these net overages are not recognized in our financial statements until the associated barrels are either sold or used to offset product losses. The net unrecognized product overages for our petroleum products terminals operations had a market value of approximately $3.1 million as of June 30, 2010. However, the actual amounts we will recognize in future periods will depend on product prices at the time the associated barrels are either sold or used to offset future product losses.

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

On January 21, 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires disclosure of: (i) separate fair value measurements for each class of assets and liabilities, (ii) significant transfers between level 1 and level 2 in the fair value hierarchy and the reasons for such transfers, (iii) gains and losses for the period and purchases, sales, issuances and settlements for Level 3 fair value measurements, (iv) transfers into and out of Level 3 of the hierarchy and the reasons for such transfers and (v) the valuation techniques applied and inputs used in determining Level 2 and Level 3 measurements for each class of assets and liabilities. This ASU was generally effective for interim and annual reporting periods beginning after December 15, 2009; however, the requirements to disclose separately purchases, sales, issuances and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). Early adoption is allowed. Our adoption of the applicable sections of this ASU did not have a material impact on our financial position, results of operations or cash flows.

In August 2009, the FASB issued ASU No. 2009-05, an update to ASC 820-10-35, Fair Value Measurements. This ASU provides guidance on measuring the fair value of liabilities. The guidance in this ASU was effective for the first reporting period, including interim periods, beginning after August 28, 2009. Our adoption of this ASU on September 1, 2009 did not have a material impact on our financial position, results of operations or cash flows.

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

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures About Fair Value of Financial Instruments. This FSP amended SFAS No. 107 (FASB ASC 825-10) and APB Opinion No. 28: (FASB ASC 270-10) by requiring quarterly as well as annual disclosures of the fair value of all financial instruments. The disclosures are to be in a form that makes it clear whether the fair value and carrying amounts represent assets or liabilities and how the carrying amounts relate to what is reported on the balance sheet. Our adoption of this FSP on June 30, 2009 did not have a material impact on our financial position, results of operations or cash flows.

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

Commodity Price Risk

We use derivatives to help us manage product purchases and sales. Derivatives that qualify for and are designated as normal purchases and sales are accounted for using traditional accrual accounting. As of June 30, 2010, we had commitments under forward purchase contracts for product purchases of approximately 0.3 million barrels that are being accounted for as normal purchases totaling approximately $21.5 million, and we had commitments under forward sales contracts for product sales of approximately 0.2 million barrels that are being accounted for as normal sales totaling approximately $20.6 million.

We use NYMEX contracts as economic hedges against changes in the price of petroleum products we expect to sell from our petroleum products blending activities and as economic hedges against the changes in value of the petroleum products associated with linefill and working inventory purchased in connection with our Houston-to-El Paso pipeline section. At June 30, 2010, none of the NYMEX contracts we used as economic hedges of the linefill of our Houston-to-El Paso pipeline section qualified for hedge accounting treatment.

At June 30, 2010, the fair value of open NYMEX contracts, representing 2.2 million barrels of petroleum products, was a net liability of $12.1 million, of which $6.0 million was recorded as energy commodity derivatives contracts and $6.1 million was recorded as noncurrent assets on our consolidated balance sheet. These open NYMEX contracts mature between July 2010 and July 2011. At June 30, 2010, we had received $2.0 million in margin cash from these agreements, which was recorded as energy commodity derivatives deposits on our consolidated balance sheet. We have the right to offset the fair value of our open NYMEX contracts against our margin deposits under a master netting arrangement with our counterpart; however, we have elected to separately disclose these amounts on our consolidated balance sheet.

Based on our open NYMEX contracts at June 30, 2010, a $1.00 per barrel increase in the price of the NYMEX contract for reformulated gasoline blendstock for oxygen blending (“RBOB”) gasoline or heating oil would result in a $2.2 million decrease in our product sales revenues and a $1.00 per barrel decrease in the price of the NYMEX contract for RBOB or heating oil would result in a $2.2 million increase in our product sales revenues. However, the increases or decreases in product sales revenues we recognize from our open NYMEX contracts are substantially offset by higher or lower product sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of product in markets different from those in which we are attempting to hedge our exposure, resulting in hedges that do not eliminate all price risks.

Interest Rate Risk

As of June 30, 2010, we had $185.0 million outstanding on our variable rate revolving credit facility. Considering the amount outstanding on our revolving credit facility as of June 30, 2010, our annual interest expense would change by $0.2 million if LIBOR were to change by 0.125%.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) of the Securities Exchange Act) was performed as of the end of the period covered by the date of this report. This evaluation was performed under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and practices are effective in providing reasonable assurance that all required disclosures are included in the current report. Additionally, these disclosure controls and practices are effective in ensuring that information required to be disclosed is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2009, we received notice from the Department of Justice (“DOJ”) that the EPA had requested the DOJ to initiate a lawsuit alleging violations of Sections 301 and 311 of the Clean Water Act with respect to a release of petroleum product that occurred near Oologah, Oklahoma in January 2008. We settled this matter during second quarter 2010 for $0.4 million.

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

We have updated our risk factors as follows since issuing our Annual Report on Form 10-K:

The storage and pipeline assets we have agreed to acquire from BP Pipelines (North America), Inc. (“BP”) depend on facilities owned and operated by others and on a limited number of customers.

The crude oil pipeline system and the refined petroleum pipeline system that we have agreed to acquire from BP both depend to a substantial degree on the operation of the Texas City, Texas refineries to which those systems are connected, resulting in significant exposure to the performance of the owners of those refineries. In addition, those systems rely on connections to numerous other pipelines owned and operated by others for supply and distribution of the crude oil and refined petroleum products transported on those systems. Outages at the Texas City, Texas refineries or reduced or interrupted throughput on these connecting pipelines because of weather-related or other natural causes, testing, line repair, damage, reduced operating pressures or other causes could reduce the shipments on the pipeline systems we have agreed to acquire, which could adversely affect our cash flows and our ability to pay distributions.

The crude oil storage assets that we have agreed to acquire in Cushing, Oklahoma will initially be leased solely by an affiliate of the seller of those assets, and we will be subject to substantial risks of loss from nonpayment by that customer. In addition, any decision by that customer not to renew its lease at the end of the original lease term could result in a reduction of the revenues we receive related to those assets, which could adversely affect our cash flows and our ability to pay distributions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit 10.1	Cushing and South Houston Asset Purchase Agreement by and between BP Pipelines (North America), Inc., and Magellan Pipeline Company, L.P. dated July 12, 2010.

Exhibit 10.2	Commitment Letter dated as of July 12, 2010 among J.P. Morgan Securities, Inc., JPMorgan Chase Bank, N.A., Bank of America, N.A., Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association and Magellan Midstream Partners, L.P.

Exhibit 12	Ratio of Earnings to Fixed Charges.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial officer.

Exhibit 32.1	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

Exhibit 32.2	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on August 3, 2010.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	Magellan GP, LLC,
its General Partner

/s/ John D. Chandler
John D. Chandler
Chief Financial Officer
(Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1	Cushing and South Houston Asset Purchase Agreement by and between BP Pipelines (North America), Inc., and Magellan Pipeline Company, L.P. dated July 12, 2010.

10.2	Commitment Letter dated as of July 12, 2010 among J.P. Morgan Securities, Inc., JPMorgan Chase Bank, N.A., Bank of America, N.A., Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association and Magellan Midstream Partners, L.P.

12	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Don R. Wellendorf, principal executive officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John D. Chandler, principal financial officer.

32.1	Section 1350 Certification of Don R. Wellendorf, Chief Executive Officer.

32.2	Section 1350 Certification of John D. Chandler, Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.