Form 10-Q/A
period 2011-08-04
MAGELLAN MIDSTREAM PARTNERS LP
filed 2011-08-04
CIK 1126975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
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

EXPLANATORY NOTE

Magellan Midstream Partners, L.P. (“Magellan”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend Exhibit 10.1filed with its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, originally filed with the Securities and Exchange Commission on August 4, 2011 (the “Original Quarterly Report”). Magellan is filing Amendment No. 1 for the sole purpose of updating the “Units Available” paragraph under Section 4(a) of Exhibit 10.1; wherein the number of Units with respect to which Awards may be granted under the Plan was changed from 3,200,000 to 4,700,000.

 As required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, Magellan is also filing as exhibits to Amendment No. 1 the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

 Except for the foregoing, Amendment No. 1 neither alters the Original Quarterly Report nor updates the Original Quarterly Report to reflect events or developments since the date of filing of the Original Quarterly Report.

PART II. OTHER INFORMATION

Item 6. Exhibits.

(a) Exhibits
*10.1	Magellan Midstream Partners' Long-Term Incentive Plan, as amended and restated on July 21, 2011.
**10.2	Executive Severance Pay Plan dated July 21, 2011.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
*32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase.
**101.LAB	XBRL Taxonomy Extension Label Linkbase.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith
** Previously filed

SIGNATURES

     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Magellan Midstream Partners, L.P.
	By:	Magellan GP, LLC Its General Partner

Date: August 4, 2011		/s/ John D. Chandler
John D. Chandler
Chief Financial Officer (Principal Accounting and Financial Officer)