Form 10-Q
period 2014-06-30
MAGELLAN MIDSTREAM PARTNERS LP
filed 2014-08-05
CIK 1126975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

As of August 4, 2014, there were 227,068,257 outstanding limited partner units of Magellan Midstream Partners, L.P. that trade on the New York Stock Exchange under the ticker symbol "MMP."

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Transportation and terminals revenue	$282,462	$353,568	$509,733	$671,205
Product sales revenue	157,922	137,657	359,633	433,720
Affiliate management fee revenue	3,528	5,221	6,967	10,127
Total revenue	443,912	496,446	876,333	1,115,052
Costs and expenses:
Operating	77,415	124,874	142,596	198,371
Cost of product sales	115,328	109,103	275,726	307,143
Depreciation, amortization and impairments	34,186	46,897	70,518	84,408
General and administrative	33,262	39,309	63,318	74,244
Total costs and expenses	260,191	320,183	552,158	664,166
Earnings of non-controlled entities	736	1,955	2,787	2,421
Operating profit	184,457	178,218	326,962	453,307
Interest expense	31,720	37,265	63,443	73,681
Interest income	(13)	(406)	(35)	(797)
Interest capitalized	(3,243)	(6,843)	(6,694)	(12,153)
Debt placement fee amortization expense	540	602	1,080	1,201
Income before provision for income taxes	155,453	147,600	269,168	391,375
Provision for income taxes	1,813	1,340	2,561	2,561
Net income	$153,640	$146,260	$266,607	$388,814
Basic and diluted net income per limited partner unit	$0.68	$0.64	$1.18	$1.71
Weighted average number of limited partner units outstanding used for basic and diluted net income per unit calculation	226,864	227,288	226,785	227,215

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Net income	$153,640	$146,260	$266,607	$388,814
Other comprehensive income:
Derivative activity:
Net loss on cash flow hedges(1)	—	—	(4,560)	(3,613)
Reclassification of net loss (gain) on cash flow hedges to income(1)	(41)	(153)	4,326	(179)
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Amortization of prior service credit(2)	(851)	(928)	(1,702)	(1,823)
Amortization of actuarial loss(2)	1,354	1,192	2,684	2,016
Settlement cost(2)	—	1,569	—	1,569
Total other comprehensive income (loss)	462	1,680	748	(2,030)
Comprehensive income	$154,102	$147,940	$267,355	$386,784
(1) See Note 9–Derivative Financial Instruments for details of the amount of gain/loss recognized in accumulated other comprehensive loss ("AOCL") on derivatives and the amount of gain/loss reclassified from AOCL into income.
(2) These AOCL components are included in the computation of net periodic pension cost (see Note 7–Employee Benefit Plans).

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2013	June 30, 2014
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$25,235	$731
Trade accounts receivable	116,295	91,691
Other accounts receivable	6,462	11,404
Inventory	187,224	188,942
Energy commodity derivatives deposits	14,782	29,070
Other current assets	46,735	36,620
Total current assets	396,733	358,458
Property, plant and equipment	4,986,750	5,089,277
Less: Accumulated depreciation	1,070,492	1,146,550
Net property, plant and equipment	3,916,258	3,942,727
Investments in non-controlled entities	360,852	645,090
Long-term receivables	2,730	30,028
Goodwill	53,260	53,260
Other intangibles (less accumulated amortization of $8,809 and $10,168 at December 31, 2013 and June 30, 2014, respectively)	7,290	5,931
Debt placement costs (less accumulated amortization of $9,113 and $7,820 at December 31, 2013 and June 30, 2014, respectively)	17,505	19,191
Tank bottom inventory	61,915	67,668
Other noncurrent assets	4,269	1,906
Total assets	$4,820,812	$5,124,259
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$76,326	$72,050
Accrued payroll and benefits	42,243	30,809
Accrued interest payable	44,935	45,973
Accrued taxes other than income	38,574	34,895
Environmental liabilities	12,147	12,747
Deferred revenue	63,164	69,338
Accrued product purchases	63,033	37,755
Energy commodity derivatives contracts, net	6,737	11,140
Current portion of long-term debt	249,971	—
Other current liabilities	41,146	31,919
Total current liabilities	638,276	346,626
Long-term debt	2,435,316	2,910,496
Long-term pension and benefits	51,637	54,046
Other noncurrent liabilities	21,802	28,167
Environmental liabilities	26,339	21,919
Commitments and contingencies
Partners’ capital:
Limited partner unitholders (226,679 units and 227,068 units outstanding at December 31, 2013 and June 30, 2014, respectively)	1,666,946	1,784,539
Accumulated other comprehensive loss	(19,504)	(21,534)
Total partners’ capital	1,647,442	1,763,005
Total liabilities and partners' capital	$4,820,812	$5,124,259

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2013	2014
Operating Activities:
Net income	$266,607	$388,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairments	70,518	84,408
Debt placement fee amortization expense	1,080	1,201
Loss on sale and retirement of assets	2,298	3,310
Earnings of non-controlled entities	(2,787)	(2,421)
Distributions from investments in non-controlled entities	1,302	1,713
Equity-based incentive compensation expense	10,282	12,753
Changes in employee benefit plan assets and benefit obligations	982	1,762
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	8,167	25,486
Inventory	13,984	(1,718)
Energy commodity derivatives contracts, net of derivatives deposits	(4,628)	(4,133)
Accounts payable	(322)	486
Accrued payroll and benefits	(4,429)	(11,434)
Accrued interest payable	(633)	1,038
Accrued taxes other than income	(2,737)	(3,679)
Accrued product purchases	(22,885)	(25,278)
Deferred revenue	7,815	6,174
Current and noncurrent environmental liabilities	(12,850)	(3,820)
Other current and noncurrent assets and liabilities	7,909	2,694
Net cash provided by operating activities	339,673	477,356
Investing Activities:
Property, plant and equipment:
Additions to property, plant and equipment	(181,165)	(149,138)
Proceeds from sale and disposition of assets	2,305	107
Decrease in accounts payable related to capital expenditures	(30,044)	(4,112)
Investments in non-controlled entities	(99,667)	(285,945)
Distributions in excess of earnings of non-controlled entities	750	1,765
Net cash used by investing activities	(307,821)	(437,323)
Financing Activities:
Distributions paid	(228,380)	(271,914)
Net commercial paper borrowings	—	220,977
Borrowings under long-term notes	—	257,713
Payments on notes	—	(250,000)
Debt placement costs	—	(2,887)
Net payment on financial derivatives	—	(3,613)
Settlement of tax withholdings on long-term incentive compensation	(12,259)	(14,813)
Net cash used by financing activities	(240,639)	(64,537)
Change in cash and cash equivalents	(208,787)	(24,504)
Cash and cash equivalents at beginning of period	328,278	25,235
Cash and cash equivalents at end of period	$119,491	$731

Supplemental non-cash investing and financing activities:
Issuance of limited partner units in settlement of equity-based incentive plan awards	$6,404	$7,315

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

Description of Business

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil.  As of June 30, 2014, our asset portfolio including the assets of our joint ventures consisted of:

•
our refined products segment, including our 9,500-mile refined products pipeline system with 54 terminals as well as 27 independent terminals not connected to our pipeline system and our 1,100-mile ammonia pipeline system;

•
our crude oil segment, comprised of approximately 1,100 miles of active crude oil pipelines and storage facilities with an aggregate storage capacity of approximately 18 million barrels, of which 12 million barrels is used for leased storage; and

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of Presentation
In the opinion of management, our accompanying consolidated financial statements which are unaudited, except for the consolidated balance sheet as of December 31, 2013 which is derived from our audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2014, the results of operations for the three and six months ended June 30, 2013 and 2014 and cash flows for the six months ended June 30, 2013 and 2014. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.
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
The amounts reported as product sales revenue on our consolidated statements of income include revenue from the physical sale of petroleum products and from mark-to-market adjustments from New York Mercantile Exchange ("NYMEX") contracts. We use NYMEX contracts to hedge against changes in the price of refined products we expect to sell from our business activities in which we acquire or produce petroleum products. Some of these NYMEX contracts qualify for hedge accounting treatment, and we designate and account for these as either cash flow or fair value hedges. The effective portion of the fair value changes in contracts designated as cash flow hedges are recognized as adjustments to product sales when the hedged product is physically sold. Ineffectiveness in the contracts designated as cash flow hedges is recognized as an adjustment to product sales in the period the ineffectiveness occurs. We account for NYMEX contracts that do not qualify for hedge accounting treatment as economic hedges, with the period changes in fair value recognized as product sales, except for those agreements that economically hedge the inventories associated with our pipeline system overages (the period changes in the fair value of these agreements are charged to operating expense). See Note 9 – Derivative Financial Instruments for further disclosures regarding our NYMEX contracts.
For the three and six months ended June 30, 2013 and 2014, product sales revenue included the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Physical sale of petroleum products	$145,580	$154,310	$353,460	$447,550
NYMEX contract adjustments:
Change in value of NYMEX contracts that did not qualify for hedge accounting treatment and the effective portion of gains and losses of matured NYMEX contracts that qualified for hedge accounting treatment associated with our butane blending and fractionation activities(1)	12,342	(16,666)	6,184	(13,843)
Other	—	13	(11)	13
Total NYMEX contract adjustments	12,342	(16,653)	6,173	(13,830)
Total product sales revenue	$157,922	$137,657	$359,633	$433,720
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

	Three Months Ended June 30, 2013
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$202,397	$41,158	$38,907	$—	$282,462
Product sales revenue	156,321	—	1,601	—	157,922
Affiliate management fee revenue	—	3,239	289	—	3,528
Total revenue	358,718	44,397	40,797	—	443,912
Operating expenses	66,456	4,027	7,694	(762)	77,415
Cost of product sales	114,460	—	868	—	115,328
Earnings of non-controlled entities	—	(110)	(626)	—	(736)
Operating margin	177,802	40,480	32,861	762	251,905
Depreciation, amortization and impairments	21,224	5,104	7,096	762	34,186
G&A expenses	23,292	4,915	5,055	—	33,262
Operating profit	$133,286	$30,461	$20,710	$—	$184,457

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2014
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$232,489	$79,556	$41,523	$—	$353,568
Product sales revenue	136,334	—	1,323	—	137,657
Affiliate management fee revenue	—	4,902	319	—	5,221
Total revenue	368,823	84,458	43,165	—	496,446
Operating expenses	97,302	11,867	16,544	(839)	124,874
Cost of product sales	108,817	—	286	—	109,103
Earnings of non-controlled entities	—	(888)	(1,067)	—	(1,955)
Operating margin	162,704	73,479	27,402	839	264,424
Depreciation, amortization and impairments	32,083	6,725	7,250	839	46,897
G&A expenses	25,374	7,697	6,238	—	39,309
Operating profit	$105,247	$59,057	$13,914	$—	$178,218

	Six Months Ended June 30, 2013
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$367,756	$64,386	$77,591	$—	$509,733
Product sales revenue	355,736	—	3,897	—	359,633
Affiliate management fee revenue	—	6,398	569	—	6,967
Total revenue	723,492	70,784	82,057	—	876,333
Operating expenses	112,737	9,134	22,247	(1,522)	142,596
Cost of product sales	272,758	—	2,968	—	275,726
Earnings of non-controlled entities	—	(1,485)	(1,302)	—	(2,787)
Operating margin	337,997	63,135	58,144	1,522	460,798
Depreciation, amortization and impairments	42,577	12,573	13,846	1,522	70,518
G&A expenses	44,494	9,042	9,782	—	63,318
Operating profit	$250,926	$41,520	$34,516	$—	$326,962

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2014
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$442,725	$147,459	$81,021	$—	$671,205
Product sales revenue	430,044	—	3,676	—	433,720
Affiliate management fee revenue	—	9,497	630	—	10,127
Total revenue	872,769	156,956	85,327	—	1,115,052
Operating expenses	148,459	20,925	30,630	(1,643)	198,371
Cost of product sales	306,573	—	570	—	307,143
Earnings of non-controlled entities	—	(708)	(1,713)	—	(2,421)
Operating margin	417,737	136,739	55,840	1,643	611,959
Depreciation, amortization and impairments	55,255	13,188	14,322	1,643	84,408
G&A expenses	48,393	13,691	12,160	—	74,244
Operating profit	$314,089	$109,860	$29,358	$—	$453,307

4.	Investments in Non-Controlled Entities

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

We own a 50% interest in Double Eagle Pipeline LLC ("Double Eagle") which transports condensate from the Eagle Ford shale formation in South Texas via a 195-mile pipeline to our terminal in Corpus Christi, Texas. Double Eagle is operated by an affiliate of the other 50% member of Double Eagle. In addition to our equity ownership in Double Eagle, we receive throughput revenue from Double Eagle that is included in our transportation and terminals revenue on our consolidated statements of income. For the three and six months ended June 30, 2014, we received throughput revenue of $0.8 million and $1.3 million, respectively. We recorded a $0.2 million and $0.3 million trade accounts receivable from Double Eagle at December 31, 2013 and June 30, 2014, respectively.

We own a 50% interest in BridgeTex Pipeline Company, LLC ("BridgeTex"), which is in the process of constructing a 450-mile pipeline with related infrastructure to transport crude oil from Colorado City, Texas for delivery to Houston and Texas City, Texas refineries. This pipeline is expected to begin service in the third quarter of 2014. We receive construction management fees from BridgeTex, which we report as affiliate management fee revenue on our consolidated statements of income.

We received $4.8 million from BridgeTex in 2013 as a deposit for the purchase of emission reduction credits, which were necessary for the operation of BridgeTex's tanks in East Houston, Texas. In second quarter 2014, we transferred these emission reduction credits to BridgeTex and recorded $2.4 million as a reduction of operating

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expense. We recorded the remaining $2.4 million as an adjustment to our investment in BridgeTex, which will be amortized to earnings of non-controlled entities over the weighted average depreciable lives of the BridgeTex assets.

Also during 2013, we received $1.4 million from BridgeTex for the purchase of easement rights from us, of which $0.7 million was recorded as a reduction of operating expense and $0.7 million was recorded as an adjustment to our investment in BridgeTex, which will be amortized to earnings of non-controlled entities over the weighted average depreciable lives of the BridgeTex assets.

The operating results from Texas Frontera are included in our marine storage segment and the operating results from Osage, Double Eagle and BridgeTex are included in our crude oil segment as earnings of non-controlled entities.

A summary of our investments in non-controlled entities follows (in thousands):

	BridgeTex	All Others	Consolidated
Investment at December 31, 2013	$246,875	$113,977	$360,852
Additional investment	281,803	4,142	285,945
Other adjustment to investment	—	(650)	(650)
Earnings (losses) of non-controlled entities:
Proportionate share of earnings (loss)	(140)	2,936	2,796
Amortization of excess investment and capitalized interest	—	(375)	(375)
Earnings (losses) of non-controlled entities	(140)	2,561	2,421
Less:
Distributions of earnings from investments in non-controlled entities	—	1,713	1,713
Distributions in excess of earnings of non-controlled entities	—	1,765	1,765
Investment at June 30, 2014	$528,538	$116,552	$645,090

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized financial information of our non-controlled entities as of and for the six months ended June 30, 2014 follows (in thousands):

	BridgeTex	All Others	Consolidated
Current assets	$60,296	$20,128	$80,424
Noncurrent assets	907,337	184,876	1,092,213
Total assets	$967,633	$205,004	$1,172,637
Current liabilities	107,742	6,410	114,152
Noncurrent liabilities	—	98	98
Total liabilities	$107,742	$6,508	$114,250
Equity	$859,891	$198,496	$1,058,387

Revenue	$—	$18,464	$18,464
Net income (loss)	$(280)	$5,871	$5,591

5.	Business Combinations

During 2013, we acquired certain refined petroleum products pipelines and terminals from Plains All American Pipeline, L.P. We have accounted for this acquisition as a business combination under the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. The acquisition was completed in two parts, as follows:

•
New Mexico/Texas System. In July 2013, we acquired approximately 250 miles of common carrier pipeline that transports refined petroleum products from El Paso, Texas north to Albuquerque, New Mexico and transports products south to the U.S.–Mexico border for delivery within Mexico via a third-party pipeline for $57.0 million. We funded this acquisition with cash on hand.

•
Rocky Mountain System. In November 2013, we acquired approximately 550 miles of common carrier pipeline that distributes refined petroleum products in Colorado, South Dakota and Wyoming for $135.0 million. The system includes four terminals with nearly 1.7 million barrels of storage. We funded this acquisition primarily with proceeds from our debt offering in October 2013.

We completed our valuation process of this 2013 business combination during the current quarter, and there were no changes to our preliminary purchase price allocation amounts since December 31, 2013 (as reported in our 2013 annual report on Form 10-K).

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Inventory

Inventory at December 31, 2013 and June 30, 2014 was as follows (in thousands):

	December 31, 2013	June 30, 2014
Refined products	$77,144	$35,331
Liquefied petroleum gases	23,476	57,103
Transmix	72,156	80,619
Crude oil	7,188	10,302
Additives	7,260	5,587
Total inventory	$187,224	$188,942

7.	Employee Benefit Plans
We sponsor two union pension plans for certain union employees and a pension plan primarily for salaried employees, a postretirement benefit plan for selected employees and a defined contribution plan. The following tables present our consolidated net periodic benefit costs related to the pension and postretirement benefit plans for the three and six months ended June 30, 2013 and 2014 (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2014
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of net periodic benefit costs:
Service cost	$3,374	$67	$3,352	$47
Interest cost	1,334	91	2,030	139
Expected return on plan assets	(1,645)	—	(1,490)	—
Amortization of prior service cost (credit)(1)	77	(928)	—	(928)
Amortization of actuarial loss(1)	1,145	209	930	262
Settlement cost(1)	—	—	1,569	—
Net periodic benefit cost (credit)	$4,285	$(561)	$6,391	$(480)

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2014
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of net periodic benefit costs:
Service cost	$6,950	$144	$6,704	$114
Interest cost	2,684	206	3,689	253
Expected return on plan assets	(3,115)	—	(3,187)	—
Amortization of prior service cost (credit)(1)	154	(1,856)	33	(1,856)
Amortization of actuarial loss(1)	2,167	517	1,559	457
Settlement cost(1)	—	—	1,569	—
Net periodic benefit cost (credit)	$8,840	$(989)	$10,367	$(1,032)

(1) These amounts are included in our Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows as changes in employee benefit plan assets and benefit obligations.

Contributions estimated to be paid into the plans in 2014 are $21.1 million and $0.7 million for the pension and postretirement benefit plans, respectively.

8.	Debt
Consolidated debt at December 31, 2013 and June 30, 2014 was as follows (in thousands, except as otherwise noted):

	December 31, 2013	June 30, 2014	Weighted-Average Interest Rate for Six Months Ending June 30, 2014 (1)
Commercial paper(2)	$—	$220,977	0.3%
Revolving credit facility(2)	—	—	1.3%
$250.0 million of 6.45% Notes due 2014(2)	249,971	—	6.3%
$250.0 million of 5.65% Notes due 2016	251,183	250,970	5.7%
$250.0 million of 6.40% Notes due 2018	259,346	258,313	5.4%
$550.0 million of 6.55% Notes due 2019	571,515	569,704	5.7%
$550.0 million of 4.25% Notes due 2021	557,213	556,763	4.0%
$250.0 million of 6.40% Notes due 2037	248,998	249,007	6.4%
$250.0 million of 4.20% Notes due 2042	248,377	248,391	4.2%
$550.0 million of 5.15% Notes due 2043	298,684	556,371	5.1%
Total debt	$2,685,287	$2,910,496	5.1%

(1)	Weighted-average interest rate includes the amortization/accretion of discounts, premiums and gains/losses realized on historical cash flow and fair value hedges in interest expense.

(2)
These borrowings were outstanding for only a portion of the six month period ending June 30, 2014. The weighted-average interest rate for these borrowings was calculated based on the number of days the borrowings were outstanding during the noted period.

All of the instruments detailed in the table above are senior indebtedness.

The face value of our debt at December 31, 2013 and June 30, 2014 was $2.7 billion and $2.9 billion, respectively. The difference between the face value and carrying value of the debt outstanding is the unamortized

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

portion of terminated fair value hedges and the unamortized discounts and premiums on debt issuances. Realized gains and losses on fair value hedges and note discounts and premiums are being amortized or accreted to the applicable notes over the respective lives of those notes.

2014 Debt Offering

In March 2014, we issued $250.0 million of our 5.15% notes due October 15, 2043 in an underwritten public offering. The notes were issued at 103.1% of par. We used the net proceeds from this offering of approximately $255.0 million, after underwriting discounts and offering expenses of $2.7 million, to repay borrowings outstanding under our revolving credit facility and for general partnership purposes, including expansion capital.

Other Debt

Revolving Credit Facility. The total borrowing capacity under our revolving credit facility, which matures in November 2018, is $1.0 billion. Borrowings outstanding under the facility are classified as long-term debt on our consolidated balance sheets. Borrowings under the facility are unsecured and bear interest at LIBOR plus a spread ranging from 1.0% to 1.75% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate from 0.10% to 0.28%, depending on our credit ratings. The unused commitment fee was 0.125% at June 30, 2014. Borrowings under this facility may be used for general partnership purposes, including capital expenditures. As of June 30, 2014, there were no borrowings outstanding under this facility and $5.6 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets, but decrease our borrowing capacity under the facility.

Commercial Paper Program. In April 2014, we initiated a commercial paper program. The maturities of the commercial paper notes vary, but may not exceed 397 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. The commercial paper we can issue is limited by the amounts available under our revolving credit facility up to an aggregate principal amount of $1.0 billion. We have the ability and intent to refinance all of our commercial paper obligations on a long-term basis; therefore, we have elected to classify our commercial paper borrowings outstanding as long-term debt on our consolidated balance sheets.

In second quarter 2014, proceeds from commercial paper borrowings were used in part to repay our 6.45% senior notes due June 1, 2014.

9.	Derivative Financial Instruments

Interest Rate Derivatives

We periodically enter into interest rate derivatives to economically hedge debt, interest or expected debt issuances, and we have historically designated these derivatives as cash flow or fair value hedges for accounting purposes. Adjustments resulting from discontinued hedges continue to be recognized in accordance with their historic hedging relationships.

In first quarter 2014, we entered into $200.0 million of interest rate swap agreements to hedge against the variability of future interest payments on an anticipated debt issuance. We accounted for these agreements as cash flow hedges. When we issued $250.0 million of 5.15% notes due 2043 later in the first quarter of 2014, we settled the associated interest rate swap agreements for a loss of $3.6 million. The loss was recorded to other comprehensive income and is being recognized into earnings as an adjustment to our periodic interest expense

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accruals over the life of the associated notes. This loss was also reported as net payment on financial derivatives in the financing activities of our consolidated statements of cash flows.

During 2012, we terminated and settled certain interest rate swap agreements and realized a gain of $11.0 million, which was recorded to other comprehensive income as a deferred cash flow hedging gain. The purpose of these swaps was to hedge against the variability of future interest payments on the refinancing of our debt that matured in June 2014. We recognized ineffectiveness of $0.2 million in earnings on this deferred hedging gain in second quarter 2014 due to timing of our debt refinancing.

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

We account for the forward physical purchase and sale contracts we use in our butane blending and fractionation activities as normal purchases and sales. Forward contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of June 30, 2014, we had commitments under these forward purchase and sale contracts as follows (in millions):

	Notional Value	Barrels
Forward purchase contracts	$137.7	2.4
Forward sale contracts	$8.8	0.1

We use NYMEX contracts to hedge against changes in the price of petroleum products we expect to sell in future periods. Our NYMEX contracts fall into one of three hedge categories:

Hedge Category	Hedge Purpose	Accounting Treatment
Qualifies For Hedge Accounting Treatment
Cash Flow Hedge	To hedge the variability in cash flows related to a forecasted transaction.
The effective portion of changes in the value of the hedge is recorded to accumulated other comprehensive income/loss and reclassified to earnings when the forecasted transaction occurs. Any ineffectiveness is recognized currently in earnings.

Fair Value Hedge	To hedge against changes in the fair value of a recognized asset or liability.	The effective portion of changes in the value of the hedge is recorded as adjustments to the asset or liability being hedged. Any ineffectiveness is recognized currently in earnings.
Does Not Qualify For Hedge Accounting Treatment
Economic Hedge	To effectively serve as either a fair value or a cash flow hedge; however, the derivative agreement does not qualify for hedge accounting treatment under ASC 815, Derivatives and Hedging.	Changes in the value of these agreements are recognized currently in earnings.

Period changes in the fair value of NYMEX agreements that are accounted for as economic hedges, other than those economic hedges of our pipeline product overages (see discussion of these below), the effective portion of changes in the fair value of cash flow hedges that are reclassified from accumulated other comprehensive income/

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

loss and any ineffectiveness associated with hedges related to our commodity activities are recognized currently in earnings as adjustments to product sales.

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

As outlined in the table below, our open NYMEX contracts and butane futures agreements at June 30, 2014 were as follows:

Type of Contract/Accounting Methodology	Product Represented by the Contract and Associated Barrels	Maturity Dates
NYMEX - Fair Value Hedges	0.7 million barrels of crude oil	Between July 2014 and November 2016
NYMEX - Economic Hedges	3.4 million barrels of refined products and crude oil	Between July 2014 and April 2015
Butane Futures Agreements - Economic Hedges	0.9 million barrels of butane	Between September 2014 and April 2015

Energy Commodity Derivatives Contracts and Deposits Offsets

At June 30, 2014, we had made margin deposits of $29.1 million related to our NYMEX contracts, which were recorded as a current asset under energy commodity derivatives deposits on our consolidated balance sheet. We have the right to offset the combined fair values of our open NYMEX contracts and our open butane futures agreements against our margin deposits under a master netting arrangement; however, we have elected to disclose the combined fair values of our open NYMEX and butane futures agreements separately from the related margin deposits on our consolidated balance sheets. Additionally, we have the right to offset the fair values of our NYMEX agreements and butane futures agreements together for each counterparty, which we have elected to do, and we report the combined net balances on our consolidated balance sheets. A schedule of the derivative amounts we have offset and the deposit amounts we could offset under a master netting arrangement are provided below as of December 31, 2013 and June 30, 2014 (in thousands):

	December 31, 2013
Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Assets Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet(1)	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheet	Net Asset Amount
Energy commodity derivatives	$(7,167)	$2,665	$(4,502)	$14,782	$10,280

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2014
Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Assets Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet(2)	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheet	Net Asset Amount
Energy commodity derivatives	$(16,577)	$1,920	$(14,657)	$29,070	$14,413

(1) Net amount includes energy commodity derivative contracts classified as current liabilities, net, of $6,737 and noncurrent assets of $2,235.
(2) Net amount includes energy commodity derivative contracts classified as current liabilities, net, of $11,140 and noncurrent liabilities of $3,517.

Impact of Derivatives on Income Statement, Balance Sheet, Cash Flows and AOCL

The changes in derivative activity included in AOCL for the three and six months ended June 30, 2013 and 2014 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative Gains (Losses) Included in AOCL	2013	2014	2013	2014
Beginning balance	$13,933	$9,988	$14,126	$13,627
Net loss on cash flow hedges	—	—	(4,560)	(3,613)
Reclassification of net loss (gain) on cash flow hedges to income	(41)	(153)	4,326	(179)
Ending balance	$13,892	$9,835	$13,892	$9,835

During 2014, we had open NYMEX contracts on 0.7 million barrels of crude oil that were designated as fair value hedges. These agreements hedge against the change in value of our crude oil linefill and tank bottom inventories. Because there was no ineffectiveness recognized on these hedges, the cumulative losses of $14.9 million from the agreements as of June 30, 2014 were fully offset by a cumulative increase of $14.7 million to tank bottom inventory and a cumulative increase of $0.2 million to our crude oil linefill, which is reported in other current assets; therefore, there was no net impact from these agreements on our results of operations.
The following tables provide a summary of the effect on our consolidated statements of income for the three and six months ended June 30, 2013 and 2014 of derivatives accounted for under ASC 815-30, Derivatives and Hedging—Cash Flow Hedges, that were designated as hedging instruments (in thousands):

	Three Months Ended June 30, 2013
	Amount of Gain Recognized in AOCL on Derivative	Location of Gain Reclassified from AOCL into Income	Amount of Gain Reclassified from AOCL into Income
Derivative Instrument			Effective Portion	Ineffective Portion
Interest rate contracts	$—	Interest expense	$41	$—

	Three Months Ended June 30, 2014
	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Derivative Instrument			Effective Portion	Ineffective Portion
Interest rate contracts	$—	Interest expense	$(30)	$183

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2013
	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Derivative Instrument			Effective Portion	Ineffective Portion
Interest rate contracts	$—	Interest expense	$82	$—
NYMEX commodity contracts	(4,560)	Product sales revenue	(4,408)	—
Total cash flow hedges	$(4,560)	Total	$(4,326)	$—

	Six Months Ended June 30, 2014
	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Derivative Instrument			Effective Portion	Ineffective Portion
Interest rate contracts	$(3,613)	Interest expense	$(4)	$183

As of June 30, 2014, the net loss estimated to be classified to interest expense over the next twelve months from AOCL is approximately $0.3 million.
The following table provides a summary of the effect on our consolidated statements of income for the three months ended June 30, 2013 and 2014 of derivatives accounted for under ASC 815; Derivatives and Hedging—Overall, that were not designated as hedging instruments (in thousands):

		Amount of Gain (Loss) Recognized on Derivative
	Location of Gain (Loss) Recognized on Derivative	Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument		2013	2014	2013	2014
NYMEX commodity contracts	Product sales revenue	$12,342	$(16,653)	$10,581	$(13,830)
NYMEX commodity contracts	Operating expenses	3,348	(4,268)	1,462	(3,903)
Butane futures agreements	Cost of product sales	20	632	(761)	776
	Total	$15,710	$(20,289)	$11,282	$(16,957)
The impact of the derivatives in the above table was reflected as cash from operations on our consolidated statements of cash flows.
The following tables provide a summary of the fair value of derivatives accounted for under ASC 815, Derivatives and Hedging, which are presented on a net basis in our consolidated balance sheets, that were designated as hedging instruments as of December 31, 2013 and June 30, 2014 (in thousands):

	December 31, 2013
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$—	Energy commodity derivatives contracts, net	$146
NYMEX commodity contracts	Other noncurrent assets	2,235	Other noncurrent liabilities	—
	Total	$2,235	Total	$146

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2014
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$34	Energy commodity derivatives contracts, net	$—
NYMEX commodity contracts	Other noncurrent assets	—	Other noncurrent liabilities	3,517
	Total	$34	Total	$3,517

The following tables provide a summary of the fair value of derivatives accounted for under ASC 815, Derivatives and Hedging, which are presented on a net basis in our consolidated balance sheets, that were not designated as hedging instruments as of December 31, 2013 and June 30, 2014 (in thousands):

	December 31, 2013
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$48	Energy commodity derivatives contracts, net	$7,021
Butane futures agreements	Energy commodity derivatives contracts, net	382	Energy commodity derivatives contracts, net	—
	Total	$430	Total	$7,021

	June 30, 2014
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$1,184	Energy commodity derivatives contracts, net	$12,971
Butane futures agreements	Energy commodity derivatives contracts, net	702	Energy commodity derivatives contracts, net	89
	Total	$1,886	Total	$13,060

10.	Commitments and Contingencies

Environmental Liabilities

Liabilities recognized for estimated environmental costs were $38.5 million and $34.7 million at December 31, 2013 and June 30, 2014, respectively. We have classified environmental liabilities as current or noncurrent based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental liabilities will be paid over the next 10 years. Environmental expenses recognized as a result of changes in our environmental liabilities are included in operating expenses on our consolidated statements of income. Environmental expenses for the three and six months ended June 30, 2013 were $(9.4) million and $(8.7) million, respectively, and both of these amounts include a $10.6 million favorable adjustment to a Clean Air Act – Section 185 liability in second quarter 2013. Environmental expenses for the three and six months ended June 30, 2014 were $0.1 million and $0.4 million, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Environmental Receivables

Receivables from insurance carriers and other third parties related to environmental matters at December 31, 2013 were $4.8 million, of which $2.1 million and $2.7 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheet. Receivables from insurance carriers and other third parties related to environmental matters at June 30, 2014 were $4.6 million, of which $2.1 million and $2.5 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheet.
Other

In January 2014, we placed into operation a 36-mile pipeline we constructed in Texas and New Mexico at a cost of approximately $36.4 million.  We entered into a long-term throughput and deficiency agreement with a customer on this pipeline, which contains minimum volume/payment commitments. This agreement is being accounted for as a direct financing lease.
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
We have a long-term incentive plan (“LTIP”) for certain of our employees and for directors of our general partner. The LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate payout of 9.4 million of our limited partner units. The estimated units available under the LTIP at June 30, 2014 total 1.8 million. The compensation committee of our general partner’s board of directors administers our LTIP.

Our equity-based incentive compensation expense was as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
	Equity Method	Liability Method	Total	Equity Method	Liability Method	Total
Performance/market-based awards:
2010 awards	$—	$—	$—	$121	$73	$194
2011 awards	2,120	1,076	3,196	3,103	2,223	5,326
2012 awards	826	370	1,196	1,707	981	2,688
2013 awards	733	198	931	1,459	387	1,846
Retention awards	103	—	103	228	—	228
Total	$3,782	$1,644	$5,426	$6,618	$3,664	$10,282

Allocation of LTIP expense on our consolidated statements of income:
G&A expense			$5,317			$9,802
Operating expense			109			480
Total			$5,426			$10,282

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended			Six Months Ended
	June 30, 2014			June 30, 2014
	Equity Method	Liability Method	Total	Equity Method	Liability Method	Total
Performance/market-based awards:
2012 awards	$1,022	$1,617	$2,639	$2,044	$2,541	$4,585
2013 awards	2,195	1,305	3,500	3,376	1,853	5,229
2014 awards	1,228	—	1,228	2,132	—	2,132
Retention awards	298	—	298	807	—	807
Total	$4,743	$2,922	$7,665	$8,359	$4,394	$12,753

Allocation of LTIP expense on our consolidated statements of income:
G&A expense			$7,486			$12,460
Operating expense			179			293
Total			$7,665			$12,753

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

12.	Distributions
Distributions we paid during 2013 and 2014 were as follows (in thousands, except per unit amounts):

Payment Date	Per Unit Cash Distribution Amount	Total Cash Distribution to Limited Partners
02/14/2013	$0.5000	$113,340
05/15/2013	0.5075	115,040
Through 06/30/2013	1.0075	228,380
08/14/2013	0.5325	120,707
11/14/2013	0.5575	126,374
Total	$2.0975	$475,461

02/14/2014	$0.5850	$132,835
05/15/2014	0.6125	139,079
Through 06/30/2014	1.1975	271,914
8/14/2014(1)	0.6400	145,324
Total	$1.8375	$417,238

(1) Our general partner's board of directors declared this cash distribution on July 24, 2014 to be paid on August 14, 2014 to unitholders of record at the close of business on August 4, 2014.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Fair Value

Recurring

Fair Value Methods and Assumptions - Financial Assets and Liabilities.

We used the following methods and assumptions in estimating fair value for our financial assets and liabilities:

•
Energy commodity derivatives contracts. These include NYMEX futures and exchange-traded butane futures agreements related to petroleum products. These contracts are carried at fair value on our consolidated balance sheets and are valued based on quoted prices in active markets. See Note 9 – Derivative Financial Instruments for further disclosures regarding these contracts.

•
Long-term receivables. These include lease payments receivable under a direct-financing leasing arrangement and insurance receivables. Fair value was determined by estimating the present value of future cash flows using current market rates.

•
Debt. The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2013 and June 30, 2014; however, where recent observable market trades were not available, prices were determined using adjustments to the last traded value for that debt issuance or by adjustments to the prices of similar debt instruments of peer entities that are actively traded. The carrying amount of borrowings, if any, under our revolving credit facility and our commercial paper program approximates fair value due to the frequent repricing of these obligations.

Fair Value Measurements - Financial Assets and Liabilities

The following tables summarize the carrying amounts, fair values and recurring fair value measurements recorded or disclosed as of December 31, 2013 and June 30, 2014, based on the three levels established by ASC 820; Fair Value Measurements and Disclosures (in thousands):

	As of December 31, 2013
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts (liabilities)	$(4,502)	$(4,502)	$(4,502)	$—	$—
Long-term receivables	$2,730	$2,658	$—	$—	$2,658
Debt	$(2,685,287)	$(2,815,210)	$—	$(2,815,210)	$—

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of June 30, 2014
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts (liabilities)	$(14,657)	$(14,657)	$(14,657)	$—	$—
Long-term receivables	$30,028	$31,451	$—	$—	$31,451
Debt	$(2,910,496)	$(3,175,687)	$—	$(3,175,687)	$—

Non-recurring

During second quarter 2014, we recognized a $9.4 million impairment to a certain pipeline terminal and related assets. The inputs for the valuation models used in determining the fair value of this pipeline terminal and related assets were Level 3—Significant Unobservable Inputs. Management is considering divesting these assets and their carrying values were adjusted to an estimated sales value.  The impairment was recorded to depreciation, amortization and impairments.  The terminal and related assets are part of our Refined Products segment. As of June 30, 2014, the carrying amount and fair value of this asset were $10.0 million.

14.	Related Party Transactions

Barry R. Pearl is an independent member of our general partner's board of directors and is also a director of Targa Resources Partners, L.P. ("Targa"). In the normal course of business, we purchase butane from subsidiaries of Targa. For the three months ended June 30, 2013 and 2014, we made purchases of butane from subsidiaries of Targa of $0.4 million and $1.6 million, respectively. For the six months ended June 30, 2013 and 2014, we made purchases of butane from subsidiaries of Targa of $14.6 million and $13.8 million, respectively. These purchases were made on the same terms as comparable third-party transactions. There were no amounts payable to Targa at December 31, 2013 or June 30, 2014.

See Note 4 – Investments in Non-Controlled Entities for a discussion of affiliate joint venture transactions we account for under the equity method.

15.	Subsequent Events

Recognizable events

No recognizable events occurred during the period.

Non-recognizable events

In July 2014, our general partner's board of directors declared a quarterly distribution of $0.64 per unit to be paid on August 14, 2014 to unitholders of record at the close of business on August 4, 2014. The total cash distributions expected to be paid are $145.3 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a publicly traded limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of June 30, 2014, our asset portfolio including the assets of our joint ventures consisted of:

•
our refined products segment, including our 9,500-mile refined products pipeline system with 54 terminals as well as 27 independent terminals not connected to our pipeline system and our 1,100-mile ammonia pipeline system;

•
our crude oil segment, comprised of approximately 1,100 miles of active crude oil pipelines and storage facilities with an aggregate storage capacity of approximately 18 million barrels, of which 12 million is used for leased storage; and

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

Recent Developments

BridgeTex Pipeline. BridgeTex Pipeline Company, LLC ("BridgeTex") is in the final stages of construction. Tank construction at the Colorado City origin point is complete and pipeline linefill activities are underway on portions of the pipeline. Pipeline shipments are expected to begin in September to deliver up to 300,000 barrels per day of crude oil from the Permian Basin to the Houston area.

Pipeline Tariff Increase. The Federal Energy Regulatory Commission ("FERC") regulates the rates charged on interstate common carrier pipeline operations primarily through an indexing methodology, which establishes the maximum amount by which tariffs can be adjusted each year. Approximately 40% of our refined products tariffs are subject to this indexing methodology while the remaining 60% of our refined products tariffs can be adjusted at our discretion based on competitive factors. The current FERC-approved indexing method is the annual change in the producer price index for finished goods ("PPI-FG") plus 2.65%. Based on this indexing methodology, we increased virtually all of our refined products tariffs by 3.9% on July 1, 2014. Further, pursuant to our customer contracts, we increased our tariffs on the Longhorn crude oil pipeline by 5% on July 1, 2014.

Commercial Paper Program. In April 2014, we initiated a commercial paper program. The maturities of the commercial paper notes vary, but may not exceed 397 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. The commercial paper we can issue is limited by the amounts available under our revolving credit facility up to an aggregate principal amount of $1.0 billion.

Cash Distribution. In July 2014, the board of directors of our general partner declared a quarterly cash distribution of $0.64 per unit for the period of April 1, 2014 through June 30, 2014. This quarterly cash distribution will be paid on August 14, 2014 to unitholders of record on August 4, 2014. Total distributions expected to be paid under this declaration are approximately $145.3 million.

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2014

	Three Months Ended June 30,		Variance Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$202.3	$232.5	$30.2	15
Crude oil	41.2	79.6	38.4	93
Marine storage	38.9	41.5	2.6	7
Total transportation and terminals revenue	282.4	353.6	71.2	25
Affiliate management fee revenue	3.6	5.2	1.6	44
Operating expenses:
Refined products	66.5	97.3	(30.8)	(46)
Crude oil	4.0	11.8	(7.8)	(195)
Marine storage	7.6	16.5	(8.9)	(117)
Intersegment eliminations	(0.7)	(0.8)	0.1	14
Total operating expenses	77.4	124.8	(47.4)	(61)
Product margin:
Product sales revenue	157.9	137.6	(20.3)	(13)
Cost of product sales	115.3	109.1	6.2	5
Product margin(1)	42.6	28.5	(14.1)	(33)
Earnings of non-controlled entities	0.7	1.9	1.2	171
Operating margin	251.9	264.4	12.5	5
Depreciation, amortization and impairments	34.2	46.9	(12.7)	(37)
G&A expense	33.2	39.3	(6.1)	(18)
Operating profit	184.5	178.2	(6.3)	(3)
Interest expense (net of interest income and interest capitalized)	28.4	30.0	(1.6)	(6)
Debt placement fee amortization expense	0.6	0.6	—	—
Income before provision for income taxes	155.5	147.6	(7.9)	(5)
Provision for income taxes	1.9	1.4	0.5	26
Net income	$153.6	$146.2	$(7.4)	(5)
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.366	$1.409
Volume shipped (million barrels):
Gasoline	59.1	63.7
Distillates	35.5	40.5
Aviation fuel	5.0	6.1
Liquefied petroleum gases	2.2	3.7
Total volume shipped	101.8	114.0
Crude oil:
Transportation revenue per barrel shipped	$0.771	$1.243
Volume shipped (million barrels)	28.1	46.9
Crude oil terminal average utilization (million barrels per month)	12.6	12.3
Marine storage:
Marine terminal average utilization (million barrels per month)	22.8	22.7

(1) Product margin does not include depreciation or amortization expense.

Transportation and terminals revenue increased $71.2 million resulting from:

•
an increase in refined products revenue of $30.2 million. Excluding the pipeline systems we acquired in the second half of 2013 (under Item 1, see Note 5-Business Combinations for a discussion of these systems), refined products revenue increased $20.4 million primarily due to a 5% increase in transportation volumes and higher ancillary revenues due to increased activity. Shipments were higher primarily due to increased demand for gasoline and distillates;

•
an increase in crude oil revenue of $38.4 million primarily due to crude oil deliveries on our Longhorn pipeline, which represented approximately 90% of the increase. Our Longhorn pipeline began delivering crude oil in mid-April 2013, averaging approximately 90 thousand barrels per day during 2013 from its start date. In second quarter 2014, barrels per day increased to an average of approximately 250,000; and

•	an increase in marine storage revenue of $2.6 million primarily due to higher storage rates and fees related to increased activity.
Affiliate management fee revenue increased $1.6 million due to higher construction management fees related to BridgeTex. The construction management fees we receive are designed to reimburse us for our costs of providing services to BridgeTex during its construction.
Operating expenses increased by $47.4 million resulting from:

•
an increase in refined products expenses of $30.8 million. Excluding the pipeline systems we acquired in the second half of 2013, refined products expenses increased approximately $23.9 million primarily due to a favorable adjustment in second quarter 2013 of an accrual for potential air emission fees at our East Houston, Texas facility and less favorable product overages, which reduce operating expenses and vary between periods due to operating conditions, metering inaccuracies or other events that result in volume gains or losses during the shipment process;

•
an increase in crude oil expenses of $7.8 million primarily due to costs related to the operation of our Longhorn pipeline in crude oil service as a result of higher shipments in the current period, including higher power expenses, asset integrity and personnel costs, partially offset by more favorable product overages, which reduce operating expenses; and

•
an increase in marine storage expenses of $8.9 million primarily due to a favorable adjustment in second quarter 2013 of an accrual for potential air emission fees at our Galena Park, Texas facility and higher asset integrity costs in the current period.

Product sales revenue primarily resulted from our butane blending activities, product gains from our independent terminals and transmix fractionation. We utilize New York Mercantile Exchange (“NYMEX”) contracts to hedge against changes in the price of petroleum products we expect to sell in the future. Product sales revenue also included the period change in the mark-to-market value of these contracts that are not designated as hedges for accounting purposes, the effective portion of the change in value of matured NYMEX contracts that qualified for hedge accounting treatment and any ineffectiveness of NYMEX contracts that qualify for hedge accounting treatment. We use butane futures agreements to hedge against changes in the price of butane we expect to purchase in future periods. The period change in the mark-to-market value of these futures agreements, which were not designated as hedges, are included as adjustments to cost of product sales. See Other Items—Commodity Derivative Agreements—Impact of Commodity Derivatives on Results of Operations below for more information about our NYMEX contracts. Product margin decreased $14.1 million primarily attributable to unrealized losses recognized on NYMEX contracts in the current quarter compared to unrealized gains recognized in second quarter 2013, partially offset by higher butane blending volumes.
Earnings of non-controlled entities increased $1.2 million primarily due to higher earnings related to Double Eagle Pipeline LLC ("Double Eagle"), which began operations in May 2013.

Depreciation, amortization and impairments increased $12.7 million primarily due to an asset impairment of $9.4 million in second quarter 2014 related to a certain pipeline terminal and related assets that management is considering selling, as well as expansion capital projects placed into service since second quarter 2013.
G&A expense increased $6.1 million primarily due to higher equity-based compensation costs and deferred board of director awards reflecting a higher price for our limited partner units and higher personnel costs resulting from an increase in employee headcount.
Interest expense, net of interest income and interest capitalized, increased $1.6 million. Our average outstanding debt increased from $2.4 billion in second quarter 2013 to $3.0 billion in second quarter 2014 primarily due to borrowings for expansion capital expenditures, including $300.0 million of 5.15% senior notes issued in October 2013 and $250.0 million of 5.15% senior notes issued in March 2014. Our weighted-average interest rate decreased from 5.2% in second quarter 2013 to 5.0% in second quarter 2014.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2014

	Six Months Ended June 30,		Variance Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$367.7	$442.7	$75.0	20
Crude oil	64.4	147.5	83.1	129
Marine storage	77.6	81.0	3.4	4
Total transportation and terminals revenue	509.7	671.2	161.5	32
Affiliate management fee revenue	7.0	10.1	3.1	44
Operating expenses:
Refined products	112.8	148.5	(35.7)	(32)
Crude oil	9.1	20.9	(11.8)	(130)
Marine storage	22.2	30.6	(8.4)	(38)
Intersegment eliminations	(1.5)	(1.6)	0.1	7
Total operating expenses	142.6	198.4	(55.8)	(39)
Product margin:
Product sales revenue	359.6	433.7	74.1	21
Product purchases	275.7	307.1	(31.4)	(11)
Product margin(1)	83.9	126.6	42.7	51
Earnings of non-controlled entities	2.8	2.4	(0.4)	(14)
Operating margin	460.8	611.9	151.1	33
Depreciation, amortization and impairments	70.5	84.4	(13.9)	(20)
G&A expense	63.3	74.2	(10.9)	(17)
Operating profit	327.0	453.3	126.3	39
Interest expense (net of interest income and interest capitalized)	56.7	60.7	(4.0)	(7)
Debt placement fee amortization expense	1.1	1.2	(0.1)	(9)
Income before provision for income taxes	269.2	391.4	122.2	45
Provision for income taxes	2.6	2.6	—	—
Net income	$266.6	$388.8	$122.2	46
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.256	$1.384
Volume shipped (million barrels):
Gasoline	112.7	123.5
Distillates	69.3	78.0
Aviation fuel	9.5	11.1
Liquefied petroleum gases	3.3	5.2
Total volume shipped	194.8	217.8
Crude oil:
Transportation revenue per barrel shipped	$0.605	$1.182
Volume shipped (million barrels)	44.0	88.7
Crude oil terminal average utilization (million barrels per month)	12.5	12.2
Marine storage:
Marine terminal average utilization (million barrels per month)	22.7	22.7

(1) Product margin does not include depreciation or amortization expense.

Transportation and terminals revenue increased $161.5 million resulting from:

•
an increase in refined products revenue of $75.0 million. Excluding the pipeline systems we acquired in the second half of 2013 (under Item 1, see Note 5-Business Combinations for a discussion of these systems), refined products revenue increased $55.1 million primarily due to a 4% increase in transportation volumes, higher average rates and higher ancillary revenues due to increased activity. Shipments were higher primarily due to increased demand for gasoline and distillates. The average rate per barrel in the current period was impacted by the mid-year 2013 tariff rate increase and more long-haul shipments at a higher rate;

•
an increase in crude oil revenue of $83.1 million primarily due to crude oil deliveries on our Longhorn pipeline, which represented approximately 90% of the increase. Our Longhorn pipeline began delivering crude oil in mid-April 2013, averaging approximately 90 thousand barrels per day during 2013 from its start date. For the six months ended 2014, barrels per day increased to an average of approximately 225,000; and

•	an increase in marine storage revenue of $3.4 million primarily due to higher storage rates and fees related to increased activity.
Affiliate management fee revenue increased $3.1 million due to higher construction management fees related to BridgeTex. The construction management fees we receive are designed to reimburse us for our costs of providing services to BridgeTex during its construction.
Operating expenses increased by $55.8 million resulting from:

•
an increase in refined products expenses of $35.7 million. Excluding the pipeline systems we acquired in the second half of 2013, refined products expenses increased approximately $24.6 million primarily due to a favorable adjustment in 2013 of an accrual for potential air emission fees at our East Houston facility as well as additional costs in the current year for property taxes, power and personnel costs and lower product overages, which reduce operating expenses;

•
an increase in crude oil expenses of $11.8 million primarily due to costs related to the operation of our Longhorn pipeline in crude oil service resulting from higher shipments in the current period, including higher power expenses, personnel costs and pipeline rental fees to access product from third-party origination sources, partially offset by more favorable product overages, which reduce operating expenses; and

•
an increase in marine storage expenses of $8.4 million primarily due to a favorable adjustment in 2013 of an accrual for potential air emission fees at our Galena Park facility, and higher asset integrity costs in the current period.

Product margin increased $42.7 million primarily attributable to higher margins from our butane blending activities as a result of lower butane costs and higher sales volumes, partially offset by lower sales prices. The increased volume was primarily attributable to selling gasoline production volumes carried over from our fourth quarter 2013 blending activities as well as capturing additional blending opportunities in the current period.
Depreciation, amortization and impairments increased $13.9 million primarily due to an asset impairment of $9.4 million in 2014 related to a certain pipeline terminal and related assets that management is considering selling, as well as expansion capital projects placed into service since 2013.
G&A expense increased $10.9 million primarily due to higher equity-based compensation costs and deferred board of director awards reflecting a higher price for our limited partner units and higher personnel costs resulting from an increase in employee headcount.
Interest expense, net of interest income and interest capitalized, increased $4.0 million. Our average outstanding debt increased from $2.4 billion in 2013 to $2.9 billion in 2014 primarily due to borrowings for expansion capital expenditures, including $300.0 million of 5.15% senior notes issued in October 2013 and $250.0 million of 5.15% senior notes issued in March 2014. Our weighted-average interest rate decreased from 5.2% in 2013 to 5.1% in 2014.

Distributable Cash Flow

Distributable cash flow ("DCF") and adjusted EBITDA are non-GAAP measures. Management uses DCF as a basis for recommending to our general partner's board of directors the amount of cash distributions to be paid each period. Management also uses DCF (adjusted) as a performance measure in determining equity-based compensation. Adjusted EBITDA is an important measure that we and the investment community use to assess the financial results of an entity. We believe that investors benefit from having access to the same financial measures utilized by management for these evaluations. A reconciliation of DCF and adjusted EBITDA for the six months ended June 30, 2013 and 2014 to net income, which is its nearest comparable GAAP financial measure, follows (in millions):

	Six Months Ended June 30,		Increase
	2013	2014	(Decrease)
Net income	$266.6	$388.8	$122.2
Interest expense, net, and provision for income taxes	59.3	63.3	4.0
Depreciation, amortization and impairments(1)	71.6	85.6	14.0
Equity-based incentive compensation expense(2)	(2.0)	(2.1)	(0.1)
Asset retirements	2.3	3.3	1.0
Commodity-related adjustments:
Derivative (gains) losses recognized in the period associated with future product transactions(3)	(6.9)	14.4	21.3
Derivative losses recognized in previous periods associated with products sold in the period(4)	(5.7)	(8.1)	(2.4)
Lower-of-cost-or-market adjustments	0.1	—	(0.1)
Total commodity-related adjustments	(12.5)	6.3	18.8
Other	(0.9)	1.9	2.8
Adjusted EBITDA	384.4	547.1	162.7
Interest expense, net, and provision for income taxes	(59.3)	(63.3)	(4.0)
Maintenance capital(5)	(33.0)	(34.8)	(1.8)
DCF	$292.1	$449.0	$156.9

(1)
Depreciation, amortization and impairments include debt placement fee amortization. The 2014 amount includes a $9.4 million impairment of a certain terminal and related assets. See Note 13 – Fair Value Measurements for further discussion of this matter.

(2)
Because we intend to satisfy vesting of units under our equity-based incentive compensation program with the issuance of limited partner units, expenses related to this program generally are deemed non-cash and added back to net income to calculate DCF. Total equity-based incentive compensation expense for the six months ended June 30, 2013 and 2014 was $10.3 million and $12.7 million, respectively. However, the figures above include an adjustment for minimum statutory tax withholdings we paid in 2013 and 2014 of $12.3 million and $14.8 million, respectively, for equity-based incentive compensation units that vested at the previous year end, which reduce DCF.

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

A reconciliation of DCF to cash distributions paid is as follows (in millions):

	Six Months Ended
	June 30,
	2013	2014
Distributable cash flow	$292.1	$449.0
Less: Cash reserves approved by our general partner	63.7	177.1
Total cash distributions paid	$228.4	$271.9

Liquidity and Capital Resources

Cash Flows and Capital Expenditures
Net cash provided by operating activities was $339.7 million and $477.4 million for the six months ended June 30, 2013 and 2014, respectively. The $137.7 million increase from 2013 to 2014 was primarily attributable to:

•	a $136.1 million increase in net income and non-cash depreciation, amortization and impairments; and

•
a $17.3 million increase resulting from a $25.5 million decrease in trade accounts receivable and other accounts receivable in 2014 versus an $8.2 million decrease during 2013, primarily due to timing of payments from our customers.

These increases were partially offset by a $15.7 million decrease resulting from a $1.7 million increase in inventory in 2014 versus a $14.0 million decrease in inventory in 2013 principally due to increased inventories from product overages on our pipeline system.
Net cash used by investing activities for the six months ended June 30, 2013 and 2014 was $307.8 million and $437.3 million, respectively. During the first six months of 2014, we spent $149.1 million for capital expenditures, which included $34.8 million for maintenance capital and $114.3 million for expansion capital. Also so far in 2014, we contributed capital of $285.9 million in conjunction with our joint venture capital projects (primarily BridgeTex) which we account for as investments in non-controlled entities. During the first six months of 2013, we spent $181.2 million for capital expenditures, which included $33.0 million for maintenance capital and $148.2 million for expansion capital. Also during the 2013 period, we contributed capital of $99.7 million in conjunction with our joint venture capital projects which we account for as investments in non-controlled entities.
Net cash used by financing activities for the six months ended June 30, 2013 and 2014 was $240.6 million and $64.5 million, respectively. During the first six months of 2014, we paid cash distributions of $271.9 million to our unitholders. Additionally, we received net proceeds of $257.7 million from borrowings under notes and $221.0 million from borrowings under our commercial paper program, which were used in part to repay our 6.45% notes due June 1, 2014, to repay borrowings outstanding under our revolving credit facility and for general partnership purposes, including expansion capital. Also, in January 2014, the cumulative amounts of the January 2011 equity-based incentive compensation award grants were settled by issuing 387,216 limited partner units and distributing those units to the long-term incentive plan ("LTIP") participants, resulting in payments of associated tax withholdings of $14.8 million. During the first six months of 2013, we paid cash distributions of $228.4 million to our unitholders. Also, in January 2013, the cumulative amounts of the January 2010 equity-based incentive compensation award grants were settled by issuing 476,682 limited partner units and distributing those units to the LTIP participants, resulting in payments of associated tax withholdings of $12.3 million.
The quarterly distribution amount related to our second-quarter 2014 financial results (to be paid in third quarter 2014) is $0.64 per unit.  If we meet management's targeted distribution growth of 20% for 2014 and the number of outstanding limited partner units remains at 227.1 million, total cash distributions of approximately

$593.8 million will be paid to our unitholders related to 2014 financial results. Management believes we will have sufficient distributable cash flow to fund these distributions.

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

For the six months ended June 30, 2014, our maintenance capital spending was $34.8 million. For 2014, we expect to spend approximately $77.0 million on maintenance capital.

During the first six months of 2014, we spent $114.3 million for organic growth capital and $285.9 million for capital projects in conjunction with our joint ventures. Based on the progress of expansion projects already underway, including the expansion of our Longhorn crude oil pipeline, construction of a condensate splitter at Corpus Christi, Texas and pipeline segment to Little Rock, Arkansas and our investment in the BridgeTex pipeline, we expect to spend approximately $775.0 million for expansion capital and joint venture capital contributions during 2014, with an additional $350.0 million in 2015 and $75.0 million in 2016 to complete our current projects.

Liquidity

Consolidated debt at December 31, 2013 and June 30, 2014 was as follows (in millions):

	December 31, 2013	June 30, 2014	Weighted-Average Interest Rate for Six Months Ending June 30, 2014 (1)
Commercial paper(2)	$—	$221.0	0.3%
Revolving credit facility(2)	—	—	1.3%
$250.0 of 6.45% Notes due 2014(2)	250.0	—	6.3%
$250.0 of 5.65% Notes due 2016	251.2	251.0	5.7%
$250.0 of 6.40% Notes due 2018	259.3	258.3	5.4%
$550.0 of 6.55% Notes due 2019	571.5	569.7	5.7%
$550.0 of 4.25% Notes due 2021	557.2	556.8	4.0%
$250.0 of 6.40% Notes due 2037	249.0	249.0	6.4%
$250.0 of 4.20% Notes due 2042	248.4	248.4	4.2%
$550.0 of 5.15% Notes due 2043	298.7	556.4	5.1%
Total debt	$2,685.3	$2,910.6	5.1%

(1)	Weighted-average interest rate includes the amortization/accretion of discounts, premiums and gains/losses realized on historical cash flow and fair value hedges in interest expense.

(2)
These borrowings were outstanding for only a portion of the six month period ending June 30, 2014. The weighted-average interest rate for these borrowings was calculated based on the number of days the borrowings were outstanding during the noted period.

All of the instruments detailed in the table above are senior indebtedness.

The face value of our debt at December 31, 2013 and June 30, 2014 was $2.7 billion and $2.9 billion, respectively. The difference between the face value and carrying value of the debt outstanding is the unamortized portion of terminated fair value hedges and the unamortized discounts and premiums on debt issuances. Realized gains and losses on fair value hedges and note discounts and premiums are being amortized or accreted to the applicable notes over the respective lives of those notes.

2014 Debt Offering

In March 2014, we issued $250.0 million of our 5.15% notes due October 15, 2043 in an underwritten public offering. The notes were issued at 103.1% of par. We used the net proceeds from this offering of approximately $255.0 million, after underwriting discounts and offering expenses of $2.7 million, to repay borrowings outstanding under our revolving credit facility and for general partnership purposes, including expansion capital.

Other Debt

Revolving Credit Facility. The total borrowing capacity under our revolving credit facility, which matures in November 2018, is $1.0 billion. Borrowings outstanding under the facility are classified as long-term debt on our consolidated balance sheets. Borrowings under the facility are unsecured and bear interest at LIBOR plus a spread ranging from 1.0% to 1.75% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate from 0.10% to 0.28%, depending on our credit ratings. The unused commitment fee was 0.125% at June 30, 2014. Borrowings under this facility may be used for general partnership purposes, including capital expenditures. As of June 30, 2014, there were no borrowings outstanding under this facility and $5.6 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets, but decrease our borrowing capacity under the facility.

Commercial Paper Program. In April 2014, we initiated a commercial paper program. The maturities of the commercial paper notes vary, but may not exceed 397 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. The commercial paper we can issue is limited by the amounts available under our revolving credit facility up to an aggregate principal amount of $1.0 billion. We have the ability and intent to refinance all of our commercial paper obligations on a long-term basis; therefore, we have elected to classify our commercial paper borrowings outstanding as long-term debt on our consolidated balance sheets.

In second quarter 2014, proceeds from commercial paper borrowings were used in part to repay our 6.45% senior notes due June 1, 2014.

Interest Rate Derivatives. In first quarter 2014, we entered into $200.0 million of interest rate swap agreements to hedge against the variability of future interest payments on an anticipated debt issuance. We accounted for these agreements as cash flow hedges. When we issued $250.0 million of 5.15% notes due 2043 later in the first quarter of 2014, we settled the associated interest rate swap agreements for a loss of $3.6 million. The loss was recorded to other comprehensive income and is being recognized into earnings as an adjustment to our periodic interest expense accruals over the life of the associated notes. This loss was also reported as net payment on financial derivatives in the financing activities of our consolidated statements of cash flows.

During 2012, we terminated and settled certain interest rate swap agreements and realized a gain of $11.0 million, which was recorded to other comprehensive income as a deferred cash flow hedging gain. The purpose of these swaps was to hedge against the variability of future interest payments on the refinancing of our debt that matured in June 2014. We recognized ineffectiveness of $0.2 million in earnings on this deferred hedging gain in second quarter 2014 due to timing of our debt refinancing.

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

Other Items

Condensate Splitter. In March 2014, we announced plans to construct a condensate splitter at our terminal in Corpus Christi, Texas under a fee-based, take-or-pay agreement with a third-party customer. The project also includes construction of more than one million barrels of storage, dock improvements and two additional truck rack bays at our terminal as well as pipeline connectivity between our terminal and our customer's nearby facility. The splitter will be capable of processing 50,000 barrels per day of condensate. We expect the condensate splitter and related infrastructure to cost approximately $250 million and to be operational during the second half of 2016, subject to receipt of necessary permits and authorizations.

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

Commodity Derivative Agreements. Certain of the business activities in which we engage result in our owning various commodities which exposes us to commodity price risk. We use NYMEX contracts and butane futures agreements to help manage this commodity price risk. We use NYMEX contracts to hedge against changes in the price of refined products we expect to sell in future periods. We use and account for those NYMEX contracts that qualify for hedge accounting treatment as either cash flow or fair value hedges, and we use and account for those NYMEX contracts that do not qualify for hedge accounting treatment as economic hedges. We use butane futures agreements to economically hedge against changes in the price of butane we expect to purchase in the future as part of our butane blending activity. As of June 30, 2014, our open derivative contracts were as follows:

Open Derivative Contracts Designated as Hedges

•
NYMEX contracts covering 0.7 million barrels of crude oil to hedge against future price changes of crude oil linefill and tank bottom inventory. These contracts, which we are accounting for as fair value hedges, mature between July 2014 and November 2016. Through June 30, 2014, the cumulative amount of losses from these agreements was $14.9 million. The cumulative losses from these fair value hedges were recorded as adjustments to the asset being hedged, and there has been no ineffectiveness recognized for these hedges. As a result, none of these cumulative losses have impacted our consolidated income statement.

Open Derivative Contracts Not Designated as Hedges

•
NYMEX contracts covering 3.0 million barrels of refined products related to our butane blending and fractionation activities. These contracts mature between July 2014 and April 2015 and are being accounted for as economic hedges. Through June 30, 2014, the cumulative amount of net unrealized losses associated with these agreements was $12.2 million. We recorded these losses as an adjustment to product sales revenue, all of which was recognized in 2014.

•
NYMEX contracts covering 0.4 million barrels of refined products and crude oil related to inventory we carry that resulted from pipeline product overages. These contracts, which mature in July 2014, are being accounted for as economic hedges. Through June 30, 2014, the cumulative amount of net unrealized gains associated with these agreements was $0.4 million. We recorded these gains as an adjustment to operating expenses, all of which was recognized in 2014.

•
Butane futures agreements to purchase 0.9 million barrels of butane that mature between September 2014 and April 2015, which are being accounted for as economic hedges. Through June 30, 2014, the cumulative amount of net unrealized gains associated with these agreements was $0.6 million. We recorded these gains as an adjustment to cost of product sales, all of which was recognized in 2014.

Settled Derivative Contracts

•
We settled NYMEX contracts covering 4.8 million barrels of refined products related to economic hedges of products from our butane blending and fractionation activities that we sold during 2014.  We recognized a loss of $1.6 million in 2014 related to these contracts, which we recorded as an adjustment to product sales revenue.

•
We settled NYMEX contracts covering 2.9 million barrels of refined products and crude oil related to economic hedges of product inventories from product overages on our pipeline system that we sold during 2014.  We recognized a loss of $4.3 million in 2014 on the settlement of these contracts, which we recorded as an adjustment to operating expense.

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

Impact of Commodity Derivatives on Results of Operations

The following tables provide a summary of the positive and (negative) impacts of the mark-to-market gains and losses associated with NYMEX contracts on our results of operations for the respective periods presented (in millions):

	Six Months Ended June 30, 2013
	Product Sales	Cost of Product Sales	Operating Expense	Net Impact on Results of Operations
NYMEX gains (losses) recognized during the period that were associated with economic hedges of physical product sales or purchases during the period	$1.0	$(0.9)	$1.9	$2.0
NYMEX gains (losses) recorded during the period that were associated with products that will be or were sold or purchased in future periods	5.2	0.1	(0.4)	4.9
Net impact of NYMEX contracts	$6.2	$(0.8)	$1.5	$6.9

	Six Months Ended June 30, 2014
	Product Sales	Cost of Product Sales	Operating Expense	Net Impact on Results of Operations
NYMEX gains (losses) recognized during the period that were associated with economic hedges of physical product sales or purchases during the period	$(1.6)	$0.2	$(4.3)	$(5.7)
NYMEX gains (losses) recorded during the period that were associated with products that will be sold or purchased in future periods	(12.2)	0.6	0.4	(11.2)
Net impact of NYMEX contracts	$(13.8)	$0.8	$(3.9)	$(16.9)

Related Party Transactions. Barry R. Pearl is an independent member of our general partner's board of directors and is also a director of Targa Resources Partners, L.P. ("Targa"). In the normal course of business, we purchase butane from subsidiaries of Targa. For the three months ended June 30, 2013 and 2014, we made purchases of butane from subsidiaries of Targa of $0.4 million and $1.6 million, respectively. For the six months ended June 30, 2013 and 2014, we made purchases of butane from subsidiaries of Targa of $14.6 million and $13.8 million, respectively. These purchases were made on the same terms as comparable third-party transactions. There were no amounts payable to Targa at December 31, 2013 or June 30, 2014.

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

We own a 50% interest in Double Eagle which transports condensate from the Eagle Ford shale formation in South Texas via a 195-mile pipeline to our terminal in Corpus Christi, Texas. Double Eagle is operated by an affiliate of the other 50% member of Double Eagle. In addition to our equity ownership in Double Eagle, we receive throughput revenue from Double Eagle that is included in our transportation and terminals revenue on our consolidated statements of income. For the three and six months ended June 30, 2014, we received throughput revenue of $0.8 million and $1.3 million, respectively. We recorded a $0.2 million and $0.3 million trade accounts receivable from Double Eagle at December 31, 2013 and June 30, 2014, respectively.

We own a 50% interest in BridgeTex, which is in the process of constructing a 450-mile pipeline with related infrastructure to transport crude oil from Colorado City, Texas for delivery to Houston and Texas City, Texas refineries. This pipeline is expected to begin service in the third quarter of 2014. We receive construction management fees from BridgeTex, which we report as affiliate management fee revenue on our consolidated statements of income.

We received $4.8 million from BridgeTex in 2013 as a deposit for the purchase of emission reduction credits, which were necessary for the operation of BridgeTex's tanks in East Houston, Texas. In second quarter 2014, we transferred these emission reduction credits to BridgeTex and recorded $2.4 million as a reduction of operating expense. We recorded the remaining $2.4 million as an adjustment to our investment in BridgeTex, which will be amortized to earnings of non-controlled entities over the weighted average depreciable lives of the BridgeTex assets.

Also during 2013, we received $1.4 million from BridgeTex for the purchase of easement rights from us, of which $0.7 million was recorded as a reduction of operating expense and $0.7 million was recorded as an adjustment to our investment in BridgeTex, which will be amortized to earnings of non-controlled entities over the weighted average depreciable lives of the BridgeTex assets.

New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-12, Compensation-Stock Compensation (Topic 718):  Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU finalizes the Emerging Issues Task Force’s Proposed ASU No. EITF-13D of the same name, and seeks to resolve the diversity in practice that exists when accounting for share-based payments.  This ASU requires that a performance target that affects vesting and can be achieved after the requisite service period to be accounted for as a performance condition.  The new standard is effective for annual and interim periods after December 15, 2015.  We do not expect that our adoption of this standard will have a material impact on our results of operation, financial position or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which eliminates the industry-specific guidance in U.S. GAAP and produces a single, principles-based way for companies to report revenue in their financial statements. The new standard requires companies to make more estimates and use more judgment than under current guidance. In addition, all companies must compile more extensive footnote disclosures about how the revenue numbers were derived. This ASU is effective for periods beginning January 1, 2017 and requires either a full retrospective or modified retrospective adoption. We have not yet determined which adoption method we will employ. Early adoption of this standard is not allowed. We are currently in the process of evaluating the impact this new standard will have on our financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of

Components of an Entity. This standard will limit the number of disposals of assets that should be presented as discontinued operations to those disposals that represent a strategic shift in operations and have a major effect on the organization's operations and financial results. Expanded disclosures will be required to provide more information about the assets, liabilities, income and expenses of discontinued operations as well as significant asset disposals that do not meet the criterion for discontinued operations treatment. This ASU will take effect for annual financial statements with fiscal years beginning on or after December 15, 2014. We do not expect the adoption of this standard to impact our results of operations, financial position or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risk through changes in commodity prices and interest rates. We have established policies to monitor and control these market risks. We use derivative agreements to help manage our exposure to commodity price and interest rate risks.

Commodity Price Risk

We use derivatives to help us manage commodity price risk. Forward physical contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of June 30, 2014, we had commitments under forward purchase and sale contracts used in our butane blending and fractionation activities as follows (in millions):

	Notional Value	Barrels
Forward purchase contracts	$137.7	2.4
Forward sale contracts	$8.8	0.1

We use NYMEX contracts to hedge against changes in the price of petroleum products we expect to sell from activities in which we acquire or produce petroleum products. Some of these NYMEX contracts qualify for hedge accounting treatment, and we designate and account for these as either cash flow or fair value hedges. We account for those NYMEX contracts that do not qualify for hedge accounting treatment, or are otherwise undesignated as cash flow or fair value hedges, as economic hedges. We also use butane futures agreements to hedge against changes in the price of butane that we expect to purchase in future periods. At June 30, 2014, we had open NYMEX contracts representing 4.1 million barrels of petroleum products we expect to sell in the future. Additionally, we had open butane futures agreements for 0.9 million barrels of butane we expect to purchase in the future.

At June 30, 2014, the fair value of our open NYMEX contracts was a liability of $15.3 million and the fair value of our butane futures agreements was an asset of $0.6 million. Combined, the net liability of $14.7 million was recorded as a current liability to energy commodity derivatives contracts ($11.1 million) and other non-current liabilities ($3.6 million).

At June 30, 2014, open NYMEX contracts representing 3.4 million barrels of petroleum products did not qualify for hedge accounting treatment. A $10.00 per barrel increase in the price of these NYMEX contracts for reformulated gasoline blendstock for oxygen blending (“RBOB”) gasoline or heating oil would result in a $34.0 million decrease in our operating profit and a $10.00 per barrel decrease in the price of these NYMEX contracts for RBOB or heating oil would result in a $34.0 million increase in our operating profit. However, the increases or decreases in operating profit we recognize from our open NYMEX contracts would be substantially offset by higher or lower product sales revenue when the physical sale of those products occur. These contracts may be for the purchase or sale of product in markets different from those in which we are attempting to hedge our exposure, resulting in hedges that do not eliminate all price risks.

Interest Rate Risk
At June 30, 2014, we had $221.0 million of commercial paper notes outstanding which represents variable rate debt. We can issue up to $1.0 billion of commercial paper, limited by the amounts available under our revolving credit facility. Considering the amount of commercial paper borrowings outstanding at June 30, 2014, our annual interest expense would change by $0.3 million if rates charged by our commercial paper lenders changed by 0.125%.

ITEM 4.	CONTROLS AND PROCEDURES
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) of the Securities Exchange Act) as of the end of the period covered by the date of this report. We performed this evaluation under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and practices are effective in providing reasonable assurance that all required disclosures are included in the current report. Additionally, these disclosure controls and practices are effective in ensuring that information required to be disclosed is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that discuss our expected future results based on current and pending business operations. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipates," "believes," "continue," "could," "estimates," "expects," "forecasts," "goal," "guidance," "intends," "may," "might," "plans," "potential," "projected," "scheduled," "should," "will" and other similar expressions. Although we believe our forward-looking statements are based on reasonable assumptions, statements made regarding future results are not guarantees of future performance and subject to numerous assumptions, uncertainties and risks that are difficult to predict. Therefore, actual outcomes and results may be materially different from the results stated or implied in such forward-looking statements included in this report.

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

•
changes in laws and regulations to which we or our customers are or become subject, including tax withholding issues, safety, security, employment, hydraulic fracturing, derivatives transactions, and environmental laws and regulations, including laws and regulations designed to address climate change;

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

Glenn A. Henke, et al. v. Magellan Pipeline Company, L.P., et al.

In February 2010, a class action lawsuit was filed against us, ARCO Midcon L.L.C. and WilTel Communications, L.L.C. ("WilTel"). The complaint alleged that the property owned by plaintiffs and those similarly situated was damaged by the existence of hazardous chemicals migrating from a pipeline easement onto the plaintiffs' property and seeks recovery for such damages. We acquired the pipeline from ARCO Pipeline ("APL") in 1994 as part of a larger transaction and subsequently transferred the property to WilTel. We are required to indemnify and defend WilTel pursuant to the transfer agreement. Prior to our acquisition of the pipeline property from APL, the pipeline was purged of product. Neither we nor WilTel ever transported hazardous materials through the pipeline. A hearing on the plaintiffs' Motion for Class Certification was held in the U.S. District Court for the Eastern District of Missouri in December 2012. In March 2014, the U.S. District Court denied plaintiff's motion for Class Certification. In June 2014, the remaining individual claims against us and WilTel were settled for a de minimis amount.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number		Description

*Exhibit 10.1	—	Form of Commercial Paper Dealer Agreement between Magellan Midstream Partners, L.P., as Issuer, and the Dealer party thereto (filed as Exhibit 10.1 to Form 8-K filed April 22, 2014).

Exhibit 12	—	Ratio of earnings to fixed charges.

Exhibit 31.1	—	Certification of Michael N. Mears, principal executive officer.

Exhibit 31.2	—	Certification of Michael P. Osborne, principal financial officer.

Exhibit 32.1	—	Section 1350 Certification of Michael N. Mears, Chief Executive Officer.

Exhibit 32.2	—	Section 1350 Certification of Michael P. Osborne, Chief Financial Officer.

Exhibit 101.INS	—	XBRL Instance Document.

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

____________

*Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on August 5, 2014.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	Magellan GP, LLC,
its general partner

/s/ Michael P. Osborne
Michael P. Osborne
Chief Financial Officer
(Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibit Number		Description

*Exhibit 10.1	—	Form of Commercial Paper Dealer Agreement between Magellan Midstream Partners, L.P., as Issuer, and the Dealer party thereto (filed as Exhibit 10.1 to Form 8-K filed April 22, 2014).

Exhibit 12	—	Ratio of earnings to fixed charges.

Exhibit 31.1	—	Certification of Michael N. Mears, principal executive officer.

Exhibit 31.2	—	Certification of Michael P. Osborne, principal financial officer.

Exhibit 32.1	—	Section 1350 Certification of Michael N. Mears, Chief Executive Officer.

Exhibit 32.2	—	Section 1350 Certification of Michael P. Osborne, Chief Financial Officer.

Exhibit 101.INS	—	XBRL Instance Document.

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

_____________

*Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.