Form 10-K
period 2014-12-31
MAGELLAN MIDSTREAM PARTNERS LP
filed 2015-02-20
CIK 1126975

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☒
The aggregate market value of the registrant’s voting and non-voting limited partner units held by non-affiliates computed by reference to the price at which the limited partner units were last sold as of June 30, 2014 was $19,041,935,144.
As of February 19, 2015, there were 227,426,329 limited partner units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement prepared for the solicitation of proxies in connection with the 2015 Annual Meeting of Limited Partners are to be incorporated by reference in Part III of this Form 10-K.

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
(b) Financial Information About Segments
See Part II—Item 8. Financial Statements and Supplementary Data.

(c) Narrative Description of Business

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of December 31, 2014, our asset portfolio, including the assets of our joint ventures, consisted of:

•
our refined products segment, comprised of our 9,500-mile refined products pipeline system with 53 terminals as well as 27 independent terminals not connected to our pipeline system and our 1,100-mile ammonia pipeline system;

•
our crude oil segment, comprised of approximately 1,600 miles of crude oil pipelines and storage facilities with an aggregate storage capacity of approximately 21 million barrels, of which 12 million is used for leased storage. We own a 50% interest in BridgeTex Pipeline Company, LLC ("BridgeTex"), which began commercial operation of the BridgeTex pipeline in September 2014, and these assets are now included in the pipeline miles and storage capacity amounts of our crude oil segment; and

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

Terminology common in our industry includes the following terms, which describe products that we transport, store and distribute through our pipelines and terminals:

•
refined products, are the output from refineries and are primarily used as fuels by consumers. Refined products include gasoline, diesel fuel, aviation fuel, kerosene and heating oil. Collectively, diesel fuel and heating oil are referred to as distillates;

•	liquefied petroleum gases, or LPGs, are produced as by-products of the crude oil refining process and in connection with natural gas production. LPGs include butane and propane;

•
blendstocks, are blended with refined products to change or enhance their characteristics such as increasing a gasoline’s octane or oxygen content. Blendstocks include alkylates, oxygenates and natural gasoline;

•
heavy oils and feedstocks, are used as burner fuels or feedstocks for further processing by refineries and petrochemical facilities. Heavy oils and feedstocks include No. 6 fuel oil and vacuum gas oil;

•	crude oil and condensate, are used as feedstocks by refineries and petrochemical facilities;

•	biofuels, such as ethanol and biodiesel, are increasingly required by government mandates; and

•	ammonia, is primarily used as a nitrogen fertilizer.

Except for ammonia, we use the term petroleum products to describe any, or a combination, of the above-noted products.
Description of Our Businesses
REFINED PRODUCTS
Our refined products segment consists of our common carrier refined products pipeline system, independent terminals and our ammonia pipeline system. Our refined products pipeline system is the longest common carrier pipeline system for refined products and LPGs in the U.S., extending approximately 9,500 miles from the Gulf Coast covering a 15-state area across the central U.S. The system includes approximately 42 million barrels of aggregate usable storage capacity at 53 connected terminals. Our network of independent terminals includes 27 refined products terminals with 6 million barrels of storage located primarily in the southeastern U.S. and connected to third-party common carrier interstate pipelines, including Colonial and Plantation pipelines. Our 1,100-mile common carrier ammonia pipeline system extends from production facilities in Texas and Oklahoma to terminals in agricultural demand centers in the Midwest.
Our refined products segment accounted for the following percentages of our consolidated revenue, operating margin and total assets:

	Year Ended December 31,
	2012	2013	2014
Percent of consolidated revenue	86%	81%	78%
Percent of consolidated operating margin	75%	71%	68%
Percent of consolidated total assets	57%	58%	52%
See Note 16—Segment Disclosures in the accompanying consolidated financial statements in Item 8 for additional financial information about our refined products segment.

Operations. Transportation, Terminalling and Ancillary Services. During 2014, 69% of the refined products segment's revenue (excluding product sales revenue) was generated from transportation tariffs on volumes shipped on our refined products pipeline system. These transportation tariffs vary depending upon where the product originates, where ultimate delivery occurs and any applicable discounts. All transportation rates and discounts are in published tariffs filed with the Federal Energy Regulatory Commission (“FERC”) or appropriate state agency. Included as part of these tariffs are charges for terminalling and storage of products at 33 of our pipeline system's 53 connected terminals. Revenue from terminalling and storage at the other 20 terminals on our refined products pipeline system is at privately negotiated rates.

In 2014, the products transported on our refined products pipeline system were comprised of 57% gasoline, 36% distillates and 7% aviation fuel and LPGs. The operating statistics below reflect our pipeline system’s operations for the periods indicated:

	Year Ended December 31,
	2012	2013	2014
Shipments (million barrels):
Refined products:
Gasoline	223.7	239.7	256.1
Distillates	136.7	146.5	163.1
Aviation fuel	21.5	21.1	23.0
LPGs	8.5	7.8	9.9
Total shipments	390.4	415.1	452.1

Our refined products pipeline system generates additional revenue from leasing pipeline and storage tank capacity to shippers and from providing services such as terminalling, ethanol and biodiesel unloading and loading, additive injection, custom blending, laboratory testing and data services to shippers, which are performed under a mix of “as needed,” monthly and long-term agreements.

Our independent terminals generate revenue primarily by charging fees based on the amount of product delivered through our facilities and from ancillary services such as additive injections and ethanol blending. Our ammonia pipeline system generates revenue primarily through transportation tariffs on volumes shipped.

Substantially all of the transportation and throughput services we provide are for third parties, and we do not take title to those products. We do take title to products related to our butane blending and fractionation activities on our refined products pipeline system, and we previously took title to linefill related to a portion of the Houston-to-El Paso pipeline segment until the conversion of that pipeline segment from refined products service to crude oil service in 2012. Furthermore, under our tariffs, we are allowed to deduct a prescribed quantity of the products our shippers transport on our pipeline to compensate us for lost product during shipment due to metering inaccuracies, intermingling of products between batches (transmix), evaporation or other events that result in volume losses during the shipment process. To the extent we can manage our volume losses below the deducted amount, our operating expenses are reduced by the value of those excess products.

Commodity-Related Activities. Product sales revenue in our refined products segment primarily results from our butane blending and transmix fractionation activities, as well as from the sale of terminal product gains at our independent terminals. Our butane blending activity primarily involves purchasing butane and blending it into gasoline, which creates additional gasoline available for us to sell. This activity is limited by seasonal changes in gasoline vapor pressure specification requirements and by the varying quality of the gasoline products delivered to us. We typically hedge the economic margin from this blending activity by entering into either forward physical or New York Mercantile Exchange ("NYMEX") gasoline futures contracts at the time we purchase the related butane. These blending activities accounted for approximately 96% of the total product margin for the refined products segment during 2014. If the differential between the cost of butane and the price of gasoline were to narrow, which generally occurs when crude oil prices decrease (as has occurred in recent months), the product margin we earn from these activities will be negatively impacted. We also operate three fractionators along our pipeline system that separate transmix, which is an unusable mixture of various refined products, into its original components. In addition to fractionating the transmix that results from our pipeline operations, we also purchase and fractionate transmix from third parties and sell the resulting separated refined products.

Product margin from commodity-related activities in our refined products segment was $136.7 million, $163.6 million and $279.7 million for the years ended December 31, 2012, 2013 and 2014, respectively. The amount of margin we earn from these activities fluctuates with changes in petroleum prices. Product margin is not a generally accepted accounting principle ("GAAP") financial measure, but its components are determined in accordance with GAAP. Product margin, which is calculated as product sales revenue less cost of product sales, is used by management to evaluate the profitability of our commodity-related activities. The components of product margin included in operating profit, the nearest GAAP measurement, is provided in Note 16—Segment Disclosures to the consolidated financial statements included in Item 8 of this report.

Our policy is generally to purchase only those products necessary to conduct our normal business activities. We do not acquire physical inventory, futures contracts or other derivative instruments for the purpose of speculating on commodity price changes. Our butane blending and fractionation activities require us to carry significant levels of inventories. We use derivative instruments to hedge against commodity price changes and manage risks associated with our various commodity purchase and sale obligations as well as for tank bottom and certain linefill inventories. Our risk management policies and procedures are designed to monitor our derivative instrument positions, as well as physical volumes, grades, locations, delivery schedules and storage capacity to help ensure that our hedging activities address our risks. Our strategies are primarily intended to mitigate and manage price risks that are inherent in our butane blending and fractionation activities and tank bottom and certain linefill inventories.

Markets and Competition. Shipments originate on our refined products pipeline system from direct connections to refineries, through interconnections with other interstate pipelines or at our terminals for transportation and ultimate distribution to retail gasoline stations, truck stops, railroads, airports and other end users. Through direct refinery connections and interconnections with other interstate pipelines, our refined products system can access approximately 48% of U.S. refining capacity, and in particular is well-connected to Gulf Coast, mid-continent and Chicago-area refineries. Our system is dependent on the ability of refiners and marketers to meet the demand for those products in the markets they serve through their shipments on our pipeline system. According to May 2014 projections provided by the Energy Information Administration, which represent the latest long-term outlook at this point, the demand for refined products in the primary market areas served by our pipeline system, known as the West North Central and West South Central census districts, is expected to remain relatively stable over the next 10 years. As a result of its extensive connections to multiple refining regions, our pipeline system is well positioned to accommodate any demand or supply shifts that may occur.

In 2014, approximately 72% of the products transported on our refined products pipeline system originated from 19 direct refinery connections and 28% originated from connections with other pipelines or terminals.

As set forth in the table below, our system is directly connected to and receives product from the following 19 refineries:

Major Origins—Refineries (Listed Alphabetically)

Company	Refinery Location
Black Elk Refining	Newcastle, WY
Calumet Specialty Products	Superior, WI
CVR Energy	Coffeyville, KS
CVR Energy	Wynnewood, OK
Flint Hills Resources	Rosemount, MN
HollyFrontier	El Dorado, KS
HollyFrontier	Tulsa, OK
HollyFrontier	Cheyenne, WY
Marathon	Galveston Bay, TX
Marathon	Texas City, TX
National Cooperative Refining Association	McPherson, KS
Northern Tier	St. Paul, MN
Phillips 66	Ponca City, OK
Sinclair	Evansville, WY
Suncor Energy	Commerce City, CO
Valero	Ardmore, OK
Valero	Houston, TX
Valero	Texas City, TX
Western Refining	El Paso, TX
Our system is also connected to multiple pipelines and terminals, including those shown in the table below:
Major Origins—Pipeline and Terminal Connections (Listed Alphabetically)

Pipeline/Terminal	Connection Location	Source of Product

BP	Manhattan, IL	Whiting, IN refinery
CHS	Fargo, ND	Laurel, MT refinery
Explorer	Glenpool, OK; Mt. Vernon, MO; Dallas, TX; East Houston, TX	Various Gulf Coast refineries
Holly Energy Partners	Duncan, OK; El Paso, TX	Big Spring, TX refinery, Artesia, NM refinery
Kinder Morgan	Galena Park and Pasadena, TX	Various Gulf Coast refineries and imports
Magellan Terminals Holdings	Galena Park, TX	Various Gulf Coast refineries and imports
Mid-America (Enterprise)	El Dorado, KS	Conway, KS storage
NuStar Energy	El Dorado, KS; Minneapolis, MN; Denver, CO	Various OK & KS refineries, Mandan, ND refinery, McKee, TX refinery
ONEOK Partners	Plattsburg, MO; Des Moines, IA; Wayne, IL	Bushton, KS storage and Chicago, IL area refineries
Phillips 66	Kansas City, KS; Denver, CO; Casper, WY	Borger, TX refinery, various Billings, MT area refineries
Shell	East Houston, TX	Deer Park, TX refinery
West Shore	Chicago, IL	Various Chicago, IL area refineries

In certain markets, barge, truck or rail provide an alternative source for transporting refined products; however, pipelines are generally the lowest-cost and environmentally safest alternative for refined products movements between different markets. As a result, our pipeline system's most significant competitors are other pipelines that serve the same markets.

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

Government mandates increasingly require the use of renewable fuels, particularly ethanol. Due to technical and operational concerns, pipelines have generally not shipped ethanol, and most ethanol is transported by railroad or truck.  The increased use of ethanol has and will continue to compete with shipments on our pipeline system.  However, most of our terminals have the necessary infrastructure to blend ethanol with refined products and we earn revenue for these services.

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

Customers and Contracts. Our refined products pipeline system ships products for several different types of customers, including independent and integrated oil companies, wholesalers, retailers, traders, railroads, airlines and regional farm cooperatives. End markets for refined products deliveries are primarily retail gasoline stations, truck stops, farm cooperatives, railroad fueling depots and military and commercial jet fuel users. LPG shippers include wholesalers and retailers that, in turn, sell to commercial, industrial, agricultural and residential heating customers, as well as utilities who use propane as a fuel source. Published tariffs serve as contracts and shippers nominate the volume to be shipped up to a month in advance. In addition, we enter into agreements with shippers that commonly result in payment, volume and/or term commitments in exchange for reduced tariff rates or capital expansion commitments on our part. For 2014, approximately 47% of the shipments on our pipeline system were subject to these agreements. The average remaining life of these contracts was approximately four years as of December 31, 2014, with remaining terms of up to 14 years. While many of these agreements do not represent guaranteed volumes, they do reflect a significant level of shipper commitment to our refined products pipeline system.

For the year ended December 31, 2014, our refined products pipeline system had approximately 60 transportation customers. The top 10 shippers included independent refining companies, integrated oil companies and farm cooperatives. Revenue attributable to these top 10 shippers for the year ended December 31, 2014 represented 44% of total revenue for our refined products segment and 57% of revenue excluding product sales.

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

CRUDE OIL

Our crude oil segment is comprised of approximately 1,600 miles of crude oil pipelines with an aggregate storage capacity of approximately 21 million barrels of storage, of which 12 million is used for leased storage, including: (i) the Longhorn crude oil pipeline; (ii) our Cushing, Oklahoma storage terminal; (iii) the Houston-area crude oil distribution system; (iv) the crude oil components of our East Houston, Texas terminal; (v) the condensate components of our Corpus Christi, Texas terminal; (vi) the Gibson, Louisiana terminal; and (vii) the assets owned by our Osage Pipe Line Company, LLC (“Osage”), Double Eagle Pipeline LLC (“Double Eagle”) and BridgeTex Pipeline Company, LLC ("BridgeTex") joint ventures.

Our crude oil segment accounted for the following percentages of our consolidated revenue, operating margin and total assets:

	Year Ended December 31,
	2012	2013	2014
Percent of consolidated revenue	5%	10%	14%
Percent of consolidated operating margin	12%	18%	23%
Percent of consolidated total assets	20%	26%	35%

See Note 16–Segment Disclosures in the accompanying consolidated financial statements in Item 8 for additional financial information about our crude oil segment.

Operations. Our crude oil assets are strategically located to serve crude oil supply, trading and demand centers. Revenue is generated primarily through transportation tariffs paid by shippers on our crude oil pipelines and storage fees paid by our crude oil terminal customers. In addition, we earn revenue for ancillary services including throughput fees. We generally do not take title to the products we ship or store for our crude oil customers. We do own certain tank bottoms and linefill assets at our crude oil terminal in Cushing, Oklahoma that are not sold in the normal course of business and are classified as long-term assets on our consolidated balance sheets. In addition, we are allowed under our tariffs to deduct a prescribed quantity of the crude oil our shippers transport on our pipeline to compensate us for lost product during shipment due to metering inaccuracies, evaporation or other events that result in volume losses during the shipment process. To the extent we can manage our volume losses below the deducted amount, our operating expenses are reduced by the value of those excess products.

The 450-mile Longhorn crude oil pipeline began transporting crude oil from the Permian Basin in West Texas to Houston, Texas in early 2013 when we completed the project to reverse a portion of our Houston-to-El Paso pipeline segment, which had previously transported refined products, and convert it to crude oil service. Shipments originate on the Longhorn pipeline in Crane or Midland, Texas via interconnections with crude oil gathering systems owned by third parties and are delivered to our terminal at East Houston or to various points on the Houston ship channel, including multiple refineries connected to our Houston-area crude oil distribution system that terminates in Texas City, Texas. During 2014, we expanded the Longhorn pipeline by 50,000 barrels per day to an operating capacity of 275,000 barrels per day.

Our East Houston terminal includes approximately five million barrels of crude oil storage, with approximately one million barrels used for leased storage and four million barrels dedicated to the operation of the Longhorn and BridgeTex pipelines, which deliver crude oil to our East Houston terminal. (See discussion of our BridgeTex joint venture under Joint Venture Activities below.) Our East Houston terminal is also connected to our Houston-area crude oil distribution system and to third-party pipelines, including the Houston-to-Houma pipeline. We are building additional operational storage at this location to facilitate movements on the Longhorn pipeline.

Our Houston-area crude oil distribution system consists of more than 100 miles of pipeline segments that connect our East Houston terminal through several interchanges to various points, including multiple refineries throughout the Houston area and Texas City, Texas. In addition, it is directly connected to other third-party crude oil pipelines providing us access to crude oil from the Eagle Ford shale, the strategic crude oil hub in Cushing, Oklahoma and crude oil imports. In November 2014, we expanded our Houston-area crude oil distribution system by acquiring a 40-mile crude oil pipeline in the Houston Gulf Coast area.

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

Joint Venture Activities. We own a 50% interest in Osage, which owns a 135-mile pipeline that transports crude oil from Cushing to two refineries in Kansas. We receive a management fee for serving as the operator of Osage.

We own a 50% interest in Double Eagle, a joint venture with Kinder Morgan Energy Partners, L.P. ("Kinder"), that transports condensate from the Eagle Ford shale formation in South Texas via a 195-mile pipeline to our terminal in Corpus Christi. An affiliate of Kinder serves as the operator of Double Eagle.

We own a 50% interest in BridgeTex, a joint venture with an affiliate of Plains All American Pipeline, L.P. BridgeTex was formed to construct and operate the BridgeTex pipeline system, which consists of a 400-mile pipeline capable of transporting up to 300,000 barrels per day of Permian Basin crude oil from Colorado City, Texas to our East Houston terminal as well as operational crude oil storage at Colorado City of approximately one million barrels. The BridgeTex pipeline began operations in September 2014. We received construction fees and continue to receive operational management fees from BridgeTex, which we report as affiliate management fee revenue on our consolidated statements of income.

Markets and Competition. Market conditions experienced by our crude oil pipelines vary significantly by location. Our Longhorn and BridgeTex pipelines deliver Permian Basin production to trading and demand centers in the Houston area, and consequently depend on the level of production in the Permian Basin for supply. Demand for shipments to the Houston area is driven primarily by the utilization of West Texas crude oil by Gulf Coast refineries and the price for crude oil on the Gulf Coast relative to its price at Cushing, Oklahoma. Permian Basin production may vary based on numerous factors including overall crude oil prices and changes in costs of production, while Gulf Coast refinery demand for Permian Basin production may change based on relative prices for competing crude oil or changes by refineries to their crude oil processing slates, as well as by overall domestic and international demand for refined products. Our Longhorn and BridgeTex pipelines compete with alternative outlets for Permian Basin production, including pipelines that transport crude oil to the Cushing crude oil trading hub as well as other pipelines that currently transport or new pipelines that may transport Permian Basin crude to the Gulf Coast. These pipelines also compete with truck and rail alternatives for Permian Basin barrels. Indirectly, these pipelines also compete with other alternatives for delivering similar quality crude oil to the Gulf Coast, including pipelines from other producing basins such as the Eagle Ford shale or Gulf of Mexico, as well as waterborne imports. Competition is based primarily on tariff rates, proximity to both supply and demand centers, connectivity and customer relationships.

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

Our crude oil storage facilities in Cushing serve customers who value Cushing's location as an interchange point for numerous interstate pipelines and its status as a crude oil trading hub. Demand for crude oil storage in Cushing could be affected by changes in crude oil pipeline flows that change the volume of crude oil that flows through or is stored in Cushing, as well as by developments of alternative trading hubs that reduce Cushing's relative importance. In addition, demand for our storage services in Cushing could be affected by crude oil price volatility or price structures or by regulatory or financial conditions that affect the ability of our customers to store or trade crude oil. We compete in Cushing with numerous other storage providers, with competition based on a combination of connectivity, storage rates and other terms, customer service and customer relationships.

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

Customers and Contracts. We ship crude oil as a common carrier for several different types of customers, including crude oil producers, end users such as refiners, and marketing and trading companies. Published transportation tariffs filed with the FERC or the Texas Railroad Commission serve as contracts to ship on our crude oil pipelines, and shippers nominate volumes to be transported up to a month in advance, with rates varying by origin and destination. In addition, tariff rates can vary with the volume of spot barrel movements on our pipelines, which generally ship at higher rates than those charged to committed shippers. Based on generally accepted practices, we reserve 10% of the shipping capacity of our pipelines for spot shippers. We have secured long-term agreements to support our crude oil pipeline assets. Specifically with regard to our Longhorn pipeline, all of the volumes shipped on that system are supported by long-term take-or-pay customer agreements. For 2014, approximately 50% of the shipments on our wholly-owned crude oil pipelines were subject to long-term agreements. The average remaining life of these contracts was approximately four years as of December 31, 2014. As of December 31, 2014, 100% of our crude oil storage used for leased storage was under contracts with terms in excess of one year, with an average remaining life of approximately two years. These contracts obligate the customer to pay for storage capacity reserved even if not used by the customer. Double Eagle and BridgeTex also have long-term contracts which support the capital investments in these pipeline systems.

MARINE STORAGE

We own and operate five marine storage terminals located along coastal waterways with approximately 25 million barrels of aggregate storage capacity and approximately one million additional barrels of storage jointly owned through our Texas Frontera, LLC joint venture ("Texas Frontera"). Our marine terminals provide distribution, storage, blending, inventory management and additive injection services for refiners and other large end users of petroleum products.

Our marine storage segment accounted for the following percentages of our consolidated revenue, operating margin and total assets:

	Year Ended December 31,
	2012	2013	2014
Percent of consolidated revenue	9%	9%	8%
Percent of consolidated operating margin	13%	11%	9%
Percent of consolidated total assets	15%	13%	12%

See Note 16–Segment Disclosures in the accompanying consolidated financial statements in Item 8 for additional financial information about our marine storage segment.

Operations. Our marine storage terminals generate revenue primarily through providing long-term storage services for a variety of customers. Refiners and chemical companies typically use our storage terminals due to tankage constraints at their facilities or the specialized handling requirements of the stored product. We also provide storage services to marketers and traders that require access to large storage capacity. Because the rates charged at these terminals are unregulated, the marketplace determines the prices we charge for our services. In general, we do not take title to the products that are stored in or distributed from our marine terminals.

Our Galena Park, Texas marine terminal is located along the Houston ship channel and is our largest marine facility with 13 million barrels of usable storage capacity. This facility currently stores a mix of refined products, blendstocks, heavy oils and crude oil. This facility receives and distributes products by pipeline, truck, rail, barge and ship. An advantage of our Galena Park facility is that it provides our customers with access to multiple common carrier pipelines, deep-water port facilities that accommodate both ship and barge traffic and loading and unloading facilities for trucks and rail cars. We also own a 50% interest in Texas Frontera, which owns approximately one million additional barrels of storage at our Galena Park terminal. This storage is leased under a long-term agreement with an affiliate of Texas Frontera. In addition to our portion of the net earnings of the joint venture, which we recognize as earnings of non-controlled entities, we receive a fee for operating the storage tanks of Texas Frontera, which we recognize as affiliate management fee revenue.

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

Our Wilmington, Delaware marine terminal is located at the Port of Wilmington along the Delaware River. The facility includes almost three million barrels of usable storage and primarily handles refined products, ethanol and heavy oils. We receive products at our Wilmington terminal by ship and barge and deliver products from this facility by truck, ship and barge.

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

Customers and Contracts. We have long-standing relationships with refineries, suppliers and traders at our marine terminals. During 2014, approximately 90% of our storage terminal capacity was utilized with the remaining 10% not utilized due in part to tank integrity work throughout the year. As of December 31, 2014, approximately 77% of our usable storage capacity was under contracts with remaining terms in excess of one year or that renew on an annual basis. The average remaining life of our storage contracts was approximately three years as of December 31, 2014. These contracts obligate the customer to pay for terminal capacity reserved even if not used by the customer.

GENERAL BUSINESS INFORMATION

Major Customers

One customer accounted for 14%, 8% and 12% of our consolidated total revenue in 2012, 2013 and 2014, respectively. No other customer accounted for more than 10% of our consolidated revenues during these years. The majority of revenue from this customer resulted from sale of refined products that were generated in connection with our butane blending and fractionation activities, which are activities conducted by our refined products segment. We believe that other companies would purchase the petroleum products from us if this customer were unable or unwilling to do so.
Regulation

Interstate Tariff Regulation. Our refined products pipeline system's interstate common carrier pipeline operations are subject to rate regulation by the FERC under the Interstate Commerce Act, the Energy Policy Act of 1992 and rules and orders promulgated pursuant thereto. FERC regulation requires that interstate pipeline rates, including rates for all petroleum products, be filed with the FERC and posted publicly and that these rates be nondiscriminatory and “just and reasonable” when taking into account our cost of service. The rates of our interstate pipeline, which include approximately 40% of the shipments on our refined products pipeline system, are regulated by the FERC primarily through an index methodology, which for the five-year period beginning July 1, 2011 was set at the annual change in the producer price index for finished goods (“PPI-FG”) plus 2.65%. In general, we are permitted to raise our rates up to the ceiling established by the PPI-FG index plus 2.65%. The FERC's current indexing methodology will be revised in 2016. Any change in the current indexing methodology will impact our ability to raise our rates in the future. Rate increases and the overall level of our rates may be subject to challenge by the FERC or shippers. If the FERC determines that our rates are not just and reasonable, we may be required to reduce our rates and/or pay reparations for up to two years of over-earning. As an alternative to cost-of-service based rates, interstate pipeline companies may elect to support rate filings by obtaining authority to charge market-based rates, by settlement with respect to existing rates or through an agreement with an unaffiliated person who intends to use the related service. Approximately 60% of our refined products pipeline system's markets are either subject to regulations by the states in which we operate, or are deemed competitive by the FERC, in which case these rates can be adjusted at our discretion based on competitive factors.

The Surface Transportation Board, a part of the U.S. Department of Transportation, has jurisdiction over interstate pipeline transportation and rate regulations of ammonia. Transportation rates must be reasonable and a pipeline carrier may not unreasonably discriminate among its shippers.

Intrastate Tariff Regulation. Some shipments on our refined products and ammonia pipeline systems, and substantially all shipments on our wholly-owned crude oil pipelines move within a single state and thus are considered to be intrastate commerce. Our pipelines are subject to certain regulations with respect to such intrastate transportation by state regulatory authorities in the states of Colorado, Illinois, Iowa, Kansas, Minnesota, Nebraska, Oklahoma, Texas and Wyoming. In most instances, state commissions have not initiated investigations of the rates or practices of these pipelines in the absence of shipper complaints.

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

Renewable Fuel Standard.  Since the enactment of the Energy Policy Act of 2005, we became an obligated party under the Environmental Protection Agency's ("EPA") Renewable Fuel Standard (“RFS”) and are required to satisfy our Renewable Volume Obligation (“RVO”) on an annual basis. To meet the RVO, the gasoline products we produce in our butane blending activities must either contain the mandated renewable fuel components, or credits must be purchased to cover any shortfall. We met our RVO requirements for 2014 and expect to satisfy the requirements for 2015 mainly through the purchase of credits, known as Renewable Identification Numbers ("RINs").  As the RFS program is currently structured, the RVO of all obligated parties will increase annually unless adjusted by the EPA. The ability to incorporate increasing volumes of renewable fuel components into fuel products remains limited. This phenomenon, better known as the “blend wall”, is expected to present compliance challenges to the RFS standards in future years unless Congress takes action to reduce the renewable fuels requirements.

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

Environmental. Our estimates for remediation costs assume that we will be able to use traditionally acceptable remedial and monitoring methods, as well as associated engineering or institutional controls to comply with applicable regulatory requirements. These estimates include the cost of performing environmental assessments, remediation and monitoring of the impacted environment such as soils, groundwater and surface water conditions. Our recorded remediation costs are estimates and total remediation costs may differ from current estimated amounts.

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

Environmental Liabilities. Liabilities recognized for estimated environmental costs were $38.5 million and $36.3 million at December 31, 2013 and 2014, respectively. Environmental liabilities have been classified as current or noncurrent based on management's estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental liabilities will be substantially paid over the next 10 years.

Environmental Receivables. Receivables from insurance carriers related to environmental matters were $4.8 million and $5.1 million at December 31, 2013 and 2014, respectively.

Environmental Insurance Policies. We have insurance policies that provide coverage for environmental matters associated with liabilities arising from sudden and accidental releases of products applicable to all of our assets.

Stationary Engine Emission Standards. The EPA set May 2013 as the compliance date for the reduction of carbon monoxide from the exhausts of large stationary reciprocating internal combustion engines. The EPA rule, which became effective in May 2010, involves the installation of catalytic converters to the engine exhaust to achieve compliance.  We received a one-year extension until May 2014 to meet the stationary engine emission standards. During 2014, prior to the extension deadline, we completed modifications to all of the affected engines and are now in full compliance with these EPA standards.

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

The Department of Transportation requires operators of hazardous liquid interstate pipelines to develop and follow an integrity management program that provides for assessment of the integrity of all pipeline segments that could affect designated “high consequence areas,” including high population areas, drinking water, commercially navigable waterways and ecologically sensitive resource areas. Segments of our pipeline systems have the potential to impact high consequence areas. In addition to regulations applicable to all of our pipelines, as part of the Longhorn development projects, we have undertaken additional obligations to mitigate potential risks to health, safety and the environment on our Longhorn pipeline.  Our compliance with these incremental obligations is subject to the oversight of the Department of Transportation through the Pipeline and Hazardous Materials Safety Administration ("PHMSA").

Our marine terminals along coastal waterways are subject to U.S. Coast Guard regulations and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of these assets.

Breakout Storage Tank Integrity Regulations.  PHMSA defines a breakout tank as one that is used to relieve surges in a hazardous liquid pipeline system or to receive and store hazardous liquids transported by a pipeline for reinjection and continued transportation by a pipeline. In January 2015, amended  regulations were published by the PHMSA, which require more frequent out-of-service inspections for breakout storage tanks.  These newly published regulations would impact approximately 550 of our storage tanks.   We are actively engaged in discussions with PHMSA to consider alternative, technically-viable inspection intervals.  If we are unable to reach such an agreement with PHMSA, our compliance with the amended regulations could negatively impact our future financial results and could result in service disruptions to our customers.

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

The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 reauthorized funding for federal pipeline safety programs through 2015, increased penalties for safety violations, established additional safety requirements for newly-constructed pipelines and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines.  The PHMSA has also published notices and advanced notices of proposed rulemaking to solicit comments on the need for changes to its safety regulations, including whether to revise the integrity management requirements and add new regulations governing the safety of gathering lines. Compliance with such legislative and regulatory changes could have a material effect on our results of operations, financial position or cash flows.

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

Employees

As of December 31, 2014, we had 1,565 employees, 880 of which were assigned to our refined products segment and concentrated in the central U.S.  Approximately 26% of the 880 employees are represented by the United Steel Workers ("USW") and were covered by a collective bargaining agreement that expired January 31, 2015. We are operating under a 24-hour rolling extension of this agreement while negotiations for a new agreement continue.  Management expects that we will be able to successfully negotiate a new long-term agreement with the USW; however, a prolonged work stoppage by these employees could have a material adverse effect on our business activities, results of operations and cash flows.  At December 31, 2014, 88 of our employees were assigned to our crude oil segment and were concentrated in the central U.S., and none of these employees were covered by a collective bargaining agreement.  The labor force of 169 employees assigned to our marine storage segment at December 31, 2014 was primarily located in the Gulf and East Coast regions of the U.S.  Approximately 17% of these employees were represented by the International Union of Operating Engineers and covered by a collective bargaining agreement that expires October 31, 2016.

(d) Financial Information About Geographical Areas

We have no international activities. For all periods included in this report, all of our revenue was derived from operations conducted in, and all of our assets were located in, the U.S. See Note 16–Segment Disclosures in the notes to consolidated financial statements for information regarding our revenue and total assets.

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

The amount of cash we can distribute to our limited partners principally depends upon the cash we generate from our operations, as well as cash reserves established by our general partner. Our distributable cash flow does not depend solely on profitability, which is affected by non-cash items. As a result, we could pay cash distributions during periods when we record net losses and could be unable to pay cash distributions during periods when we record net income. In addition, the amount of cash we generate from operations fluctuates from quarter to quarter and may change over time. Significant and sustained reductions in the cash generated by our operations could reduce our ability to pay quarterly distributions in future periods. Any failure to pay distributions at expected levels could result in a loss of investor confidence and a decrease in the value of our unit price.

Our financial results depend on the demand for the petroleum products that we transport, store and distribute, among other factors. Unfavorable economic conditions, technological changes, regulatory developments or other factors could result in lower demand for these products for a sustained period of time.

Any sustained decrease in demand for petroleum products in the markets served by our pipelines or terminals could result in a significant reduction in the volume of products that we transport, store or distribute, and thereby reduce our cash flow and our ability to pay cash distributions. Global economic conditions have from time to time resulted in reduced demand for the products transported and stored by our pipelines and terminals and consequently for the services that we provide. Our financial results may also be affected by uncertain or changing economic conditions within certain regions. If economic and market conditions remain uncertain or adverse conditions persist for an extended period, we could experience material impacts on our business, financial condition and results of operations.

Other factors that could lead to a decrease in demand for the petroleum products we transport, store and distribute include:

•
an increase or decrease in the market prices of petroleum products, which may reduce supply or demand. Market prices for petroleum products are subject to wide fluctuations in response to changes in global and regional supply and demand over which we have no control;

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

A decrease in crude oil production in the basins served by our crude oil pipelines could reduce our transportation revenues, which could adversely impact our results of operations and the amount of cash we generate.

Numerous factors could cause reductions in crude oil production in the regions served by our pipelines, including, among other factors, lower overall crude oil prices, regional price or quality differences, higher costs of crude oil production, weather or other natural causes, adverse regulatory or legal developments, disruptions in financial or credit markets that inhibit the ability of our customers to finance the costs of production, or lower overall demand for crude oil and the products derived from crude oil. Crude oil prices have historically exhibited significant volatility, and are influenced by, among other factors, worldwide and domestic supplies of and demand for crude oil, political and economic developments in often-volatile producing regions, actions taken by the Organization of Petroleum Exporting Countries, technological developments, government regulations and taxes, policies regarding the importing and exporting of crude oil and conditions in global financial markets. While the transportation revenues on our crude oil pipelines are in some cases supported by long-term contracts, lower production in the regions served by our pipelines could result in lower shipments of uncommitted volumes, or could cause us to be unable to renew our contracts at existing rates. Any sustained decrease in the production of crude oil in the regions served by our crude oil pipelines could result in a significant reduction in the volume of products that we transport or the rates we are able to charge for such transportation services or both, thereby reducing our cash flow and our ability to pay cash distributions.

A decrease in lease renewals or renewals at substantially lower rates at our storage terminals or in leased storage along our pipelines could cause our leased storage revenue to decline, which could adversely impact our results of operations and the amount of cash we generate.

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

We have constructed and continue to build new storage tanks in response to increased customer demand for storage. Many of our competitors have also built new storage facilities. The demand for new storage has resulted in part from our customers' desire to have the ability to take advantage of profit opportunities created by volatility in the prices of petroleum products. If the prices of petroleum products become relatively stable, or if federal or state regulations are passed that discourage our customers from storing these commodities, demand for our storage services could decrease, in which case we may be unable to lease storage capacity or be forced to reduce the rates we charge for leased storage capacity, either of which could materially reduce the amount of cash we generate.

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

We use the FERC's PPI-based price indexing methodology to establish tariff rates in certain markets served by our pipelines. For the five-year period beginning July 1, 2011, the indexing method provides for annual changes in rates by a percentage equal to the change in the PPI-FG plus 2.65%. This methodology could result in changes in our revenue that does not fully reflect changes in the costs we incur to operate and maintain our pipelines. For example, our costs could increase more quickly or by a greater amount than the PPI-FG index plus 2.65% used by the current FERC methodology. Further, in periods of general price deflation, the PPI-FG index could fall, in which case we could be required to reduce our index-based rates, even if the actual costs we incur to operate our assets increase. The FERC's PPI indexing methodology will be revised next year. Changes in price levels that lead to decreases in our revenue or increases in the prices we pay to operate and maintain our assets could adversely affect our results of operations, financial position or cash flows, as well as our ability to pay cash distributions.

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

Premiums and deductibles for our insurance policies have increased significantly over the last few years, and could escalate further as a result of market conditions or losses experienced by us or by other companies. In some instances, insurance could become unavailable or available only for reduced amounts of coverage. Increases in the cost of insurance or the inability to obtain insurance at rates that we consider commercially reasonable could materially adversely affect our results of operations, financial position or cash flows and our ability to pay cash distributions.

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

We do not own most of the property on which our pipelines are constructed, and we rely on securing and retaining adequate rights-of-way and permits in order to operate our existing assets and complete growth projects.

Substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of the relevant property, and in some instances these rights-of-way have limited terms that may require periodic renegotiation or, if such negotiations are unsuccessful, may require us to seek to exercise the power of eminent domain. Several rights-of-way for our pipelines and other real property assets are shared with other pipelines and third parties. In many instances, lands over which rights-of-way have been obtained are subject to prior liens, which have not been subordinated to the right-of-way grants. We require permits from public authorities to cross over or under, or to lay facilities in or along, water courses, county roads, municipal streets and state highways, and in some instances these permits are revocable at the election of the grantor. Similarly, we have obtained permits from railroad companies to cross over or under certain lands or rights-of-way, many of which are also revocable at the grantor's election. We are subject to potential increases in costs under our agreements with landowners, and if any of our rights-of-way or permits were revoked, our operations could be disrupted or we could be required to relocate our pipelines. Similarly, if we are unable to secure rights-of-way required for our growth projects, we could be forced to re-design or re-route those projects, which could result in substantial delays, reduced revenue or increased costs on those projects. Our ability to exercise the power of eminent domain varies by state and by circumstance, and the availability of the power and the compensation we must provide landowners in connection with any eminent domain action may be determined by a court. Failure to obtain required new rights-of-way or permits or retain rights-of-way and permits on existing terms could have a material adverse effect on our results of operations, financial position or cash flows, as well as our ability to pay cash distributions.

We depend on producers, gatherers, refineries and petroleum pipelines owned and operated by others to supply our pipelines and terminals.

We depend on crude oil production and on connections with gathering systems, refineries and petroleum pipelines owned and operated by third parties to supply our assets. Changes in the quality or quantity of this crude oil production, outages at these refineries or reduced or interrupted throughput on these gathering systems or pipelines due to weather-related or other natural causes, testing, line repair, damage, reduced operating pressures or other causes could result in our being unable to deliver products to our customers from our terminals or receive products for storage or reduce shipments on our pipelines and could materially adversely affect our cash flows and ability to pay cash distributions.

The closure of refineries that supply or are supplied by our refined products and crude oil pipelines could result in material disruptions or reductions in the volumes we transport and store and in the amount of cash we generate.

Refineries that supply or are supplied by our facilities are subject to regulatory developments, including but not limited to regulations regarding fuel specifications, plant emissions and safety and security requirements, that could significantly increase the cost of their operations and reduce their operating margins. In addition, the profitability of the refineries that supply our facilities is subject to regional and sometimes global supply and demand dynamics that are difficult to predict. A period of sustained weak demand or increased cost of supply could make refining uneconomic for some refineries, including those located along our refined products and crude oil pipelines. The closure of a refinery that delivers product to or receives crude from our refined products or crude oil pipelines could reduce the volumes we transport and the amount of cash we generate. Further, the closure of these or other refineries could result in our customers electing to store and distribute petroleum products through their proprietary terminals, which could result in a reduction of our storage volumes.

Our business could be affected adversely by union disputes and strikes or work stoppages by our unionized employees.

As of December 31, 2014, approximately 23% of the workforce assigned to our operating segments was covered by two collective bargaining agreements with different terms and dates of expirations. There can be no assurances that we will not experience a work stoppage in the future as a result of disagreements with these labor unions. A prolonged work stoppage could have a material adverse effect on our business activities, results of operations and cash flows.

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

The U.S. government has issued warnings that energy assets in general, and the nation's pipeline and terminal infrastructure in particular, may be targets of terrorist organizations. The threat of terrorist attacks has subjected our operations to increased risks. Any terrorist attack on our facilities, those of our customers and, in some cases, those of other pipelines, could have a material adverse effect on our business. Similarly, any terrorist attacks that severely disrupt the markets we serve could materially adversely affect our results of operations, financial position or cash flows, as well as our ability to pay cash distributions.

Fluctuations in prices of petroleum products that we purchase and sell could materially affect our results of operations.

We generate product sales revenue from our butane blending and fractionation activities, as well as from the sale of product generated by the operation of our pipelines and terminals. We also maintain product inventory related to these activities. Significant fluctuations in market prices of petroleum products (which have occurred in recent months) could result in losses or lower profits from these activities, thereby reducing the amount of cash we generate and our ability to pay cash distributions. Additionally, significant fluctuations in market prices of petroleum products could result in significant unrealized gains or losses on transactions we enter to hedge our exposure to commodity price changes. To the extent these transactions have not been designated as hedges for accounting purposes, the associated non-cash unrealized gains and losses directly impact our results of operations.

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

We hedge our exposure to price fluctuations for our petroleum products purchase and sale activities by utilizing physical purchase and sale agreements, exchange-traded futures contracts or over-the-counter transactions. To the extent these hedges do not qualify for hedge accounting treatment under Accounting Standards Codification 815, Derivatives and Hedging, or if they result in material amounts of ineffectiveness, we could experience material fluctuations in our quarterly or annual results of operations. To the extent these hedges are entered into on a public exchange, we may be required to post margin, which could result in material cash obligations. These contracts may be for the purchase or sale of product in markets different from those in which we are attempting to hedge our exposure, resulting in hedges that do not eliminate all price risks. If we incur material amounts of ineffectiveness in our hedging strategies, our quarterly or annual results of operations could be negatively impacted, which could have a negative impact on our unit price. Further, our requirement to post material amounts of margin on the hedge contracts we have entered into could negatively impact our ability to pay distributions to our unitholders.

Our expansion projects may not immediately produce operating cash flows and may exceed our cost estimates or experience delays.

We have begun numerous large expansion projects that have required and will continue to require us to make significant capital investments. We intend to finance those projects primarily with new borrowings, and we will incur financing costs during the planning and construction phases of these projects; however, the operating cash flows we expect these projects to generate will not materialize until sometime after the projects are completed, if at all. As a result, our leverage may increase during the period prior to the generation of those operating cash flows. In addition, the amount of time and investment necessary to complete these projects could materially exceed the estimates we used when determining whether to undertake them. For example, we must compete with other companies for the materials and construction services required to complete these projects, and competition for these materials or services could result in significant delays or cost overruns. Similarly, we must secure and retain required permits and rights-of-way, including in some cases through the exercise of the power of eminent domain, in order to complete and operate these projects, and our inability to do so in a timely manner could result in significant delays or cost overruns. Further, in many instances the operations of our expansion projects are subject to the execution by third parties of pipeline connections or other related projects that are beyond our control. Delays or unanticipated costs associated with these third parties in the execution of these related projects could result in delays or cost overruns in the start-up of our own projects. Any cost overruns or unanticipated delays in the completion or commercial development of our expansion projects could reduce the anticipated returns on these projects, which in turn could materially increase our leverage and reduce our liquidity and our ability to pay cash distributions.

Potential future acquisitions and expansions may affect our business by substantially increasing the level of our indebtedness and liabilities, subjecting us to the risk of being unable to effectively integrate the new operations and diluting our limited partner unitholders.

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

Acquisitions and business expansions involve numerous risks, including but not limited to difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise due to our unfamiliarity with new assets and the businesses associated with them and their markets, challenges in managing or retaining new employees and establishing relationships with and retaining new customers and business partners, and the diversion of management's attention from other business concerns. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. Following an acquisition, we may discover previously unknown liabilities associated with the acquired business for which we have no recourse from the seller.

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

Failure to generate or complete additional growth projects or make future acquisitions could reduce our ability to increase cash distributions to our unitholders.

Our ability to increase distributions to our unitholders depends to a significant degree on our ability to successfully identify and execute additional growth projects and acquisitions. We face significant uncertainties and competition in the pursuit of such opportunities. For example, decisions regarding new growth projects rely on numerous estimates, including among other factors, predictions of future demand for our services, future supply shifts, crude oil production estimates, commodity price environments, economic conditions and potential changes in the financial condition of our customers. Our predictions of such factors could cause us to forego certain investments or to lose opportunities to competitors who make investments based on more aggressive predictions. Valuations of energy infrastructure assets have generally been elevated in recent years, which has made it difficult for us to be successful in our attempts to acquire new assets, as other bidders for those assets have been willing to pay prices and accept terms that did not meet our risk and return criteria. If we are unable to acquire new assets or develop additional expansion projects, our ability to increase distributions to our unitholders will be reduced.

The amount and timing of distributions to us from our joint ventures is not within our control, and we may be unable to cause our joint ventures to take or refrain from taking certain actions that may be in our best interest.

We participate in several joint ventures and share control of the joint ventures with other entities according to the relevant joint venture agreements. Those agreements provide that the respective joint venture management committees, including our representatives along with the representatives of the other owners of those joint ventures, determine the amount and timing of distributions. In addition, many activities of the joint ventures may only be authorized by agreement between us and the other owners of those joint ventures. In the case of Double Eagle Pipeline LLC, our joint venture co-owner serves as operator, and consequently we rely on our joint venture co-owner for many of the management functions of that joint venture. Without the cooperation of the other owners of those joint ventures, we are unable to cause our joint ventures to take or not to take certain actions, even though those actions or inactions may be in the best interest of us or the particular joint venture. If we are unable to agree with our joint venture co-owner on a significant matter, it could result in a material adverse effect on that joint venture's financial condition, results of operations or cash flows.  If the matter is significant to us, it could result in a material adverse effect on our results of operations, financial position or cash flows.

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

The FERC regulates the tariff rates for interstate movements and state regulatory authorities regulate the tariff rates for intrastate movements on our refined products and crude oil pipelines. Shippers may protest our pipeline tariff filings, and the FERC or state regulatory authorities may investigate tariff rates. Further, other than for rates set under market-based rate authority, the FERC may order refunds of amounts collected under rates that are determined to be in excess of a just and reasonable level when taking into consideration our pipeline system's cost-of-service. State regulatory authorities could take similar measures for intrastate tariffs. In addition, shippers may challenge by complaint the lawfulness of tariff rates that have become final and effective. The FERC and state regulatory authorities may also investigate tariff rates absent shipper complaint. If existing rates challenged by complaint are determined to be in excess of a just and reasonable level when taking into consideration our pipeline systems' cost-of-service, we could be required to pay reparations to complaining shippers and make other concessions.

The FERC's ratemaking methodologies may limit our ability to set rates based on our true costs or may delay the use of rates that reflect increased costs. The FERC's primary ratemaking methodology is price indexing. We use this methodology to establish our rates in approximately 40% of the markets for our refined products pipeline. The FERC's indexing methodology is subject to review every five years and currently allows a pipeline to change its rates each year to a new ceiling level, which is calculated as the previous year's ceiling level multiplied by a percentage. The FERC has established a price index level equal to the annual change in the PPI-FG expressed as a percentage, plus 2.65% for the five-year period beginning July 1, 2011. If the PPI-FG falls, we would be required to reduce our rates that are subject to the FERC's price indexing methodology. In July 2016, a new price index level will be established by the FERC. Any change in the current indexing methodology will change our ability to raise our rates in the future.

We establish rates in approximately 60% of the markets for our refined products pipeline using the FERC's market-based ratemaking regulations. These regulations allow us to establish rates based on conditions in individual markets without regard to FERC's index level or our cost-of-service. If we were to lose our market-based rate authority, we would then be required to establish rates on some other basis, such as our cost-of-service.

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

Our operations are subject to extensive federal, state and local laws and regulations relating to the protection or preservation of the environment, natural resources and human health and safety, including but not limited to the Clean Air Act ("CAA"), the RCRA, the Oil Pollution Act and Clean Water Act ("CWA"), the CERCLA, the HLPSA, the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 and OSHA. Such laws and regulations affect almost all aspects of our operations, and generally require us to obtain and comply with various environmental registrations, licenses, permits, credits, inspections and other approvals. We incur substantial costs to comply with these laws and regulations, and any failure to comply may expose us to civil, criminal and administrative fees, fines, penalties and interruptions in our operations that could have a material adverse impact on our results of operations, financial position and prospects. For example, if an accidental release or spill of petroleum products, chemicals or other hazardous substances occurs at or from our pipelines, storage or other facilities, we may experience significant operational disruptions and we may have to pay a significant amount to remediate the release or spill, pay government penalties, address natural resource damages, compensate for human exposure or property damage, install costly pollution control equipment or undertake a combination of these and other measures. The resulting costs and liabilities could materially adversely affect our results of operations, financial position and cash flows. In addition, emission controls required under the CAA and other similar federal, state and provincial laws could require significant capital expenditures at our facilities.

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

The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 reauthorized funding for federal pipeline safety programs through 2015, increased penalties for safety violations, established additional safety requirements for newly-constructed pipelines and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines. PHMSA has also published notices and advanced notices of proposed rulemaking to solicit comments on the need for changes to its safety regulations, including whether to revise the integrity management requirements. Compliance with such legislative and regulatory changes could have a material adverse effect on our results of operations.

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

In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climatic changes. These findings by the EPA allowed the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the CAA. Among several such regulations, in May 2010, the EPA finalized its “tailoring rule,” determining which stationary sources of greenhouse gases are required to obtain permits and implement best available control technology standards on account of their greenhouse gas emission levels. The EPA's endangerment finding and greenhouse gas rules were upheld by the U.S. Court of Appeals for the D.C. Circuit in June 2012, and a petition for review of the case by the entire D.C. Circuit was denied in December 2012. In addition, EPA issued a proposed rule for regulation of carbon dioxide emissions from existing stationary sources in June 2014, which would require states to meet specific carbon dioxide reduction goals for the power sector. The proposed rule is scheduled to be finalized in June 2015. Further, Congress has considered various proposals to reduce greenhouse gas emissions that may impose a carbon emissions tax, a cap-and-trade program or other programs aimed at carbon reduction. Such legislation would have established an economy-wide cap-and-trade program to reduce U.S. emissions of greenhouse gases including carbon dioxide and methane that may contribute to the warming of the earth's atmosphere and other climatic changes. The current administration supports legislation to reduce greenhouse gas emissions through an emission allowance system. As allowances under such a system would be expected to significantly escalate in cost over time, the net effect of any potential cap-and-trade legislation would be to impose increasing costs on the combustion of carbon-based fuels such as crude oil, refined petroleum products and natural gas. In addition, at least one-third of the states, either individually or through multi-state regional initiatives, have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or greenhouse gas cap-and-trade programs. Our compliance with any future legislation or regulation of greenhouse gases, if it occurs, may result in materially increased compliance and operating costs. It is not possible at this time to predict with any accuracy the structure or outcome of any future legislative or regulatory efforts to address such emissions or the eventual costs to us of compliance.

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

The Energy Independence and Security Act of 2007 expanded the required use of renewable fuels in the United States.  Each year, the EPA establishes a RVO requirement for refiners and fuel manufacturers based on overall quotas established by the federal government.  By virtue of our butane blending activity and resulting gasoline production, we are an obligated party and receive an annual RVO from the EPA.  In lieu of blending renewable fuels (such as ethanol and biodiesel), we have the option to purchase renewable energy credits, called RINs, to meet this obligation.  RINs are generated when a gallon of biofuel such as ethanol or biodiesel is produced.  RINs may be separated when the biofuel is blended into gasoline or diesel, at which point the RIN is available for use in compliance or is available for sale on the open market. Increases in the cost or decreases in the availability of RINs could have an adverse impact on our results of operations, cash flows and cash distributions.

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

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers to whom we extend credit. In addition, we frequently undertake capital expenditures based on commitments from customers upon which we expect to realize the expected return on those expenditures, including take-or-pay commitments from our customers, and nonperformance by our customers on those commitments could result in substantial losses to us.

We utilize third-party vendors to provide various functions, including, for example, certain construction activities, engineering services, facility inspections and operation of certain software systems.  Using third parties to provide these functions has the effect of reducing our direct control over the services rendered.  The failure of one or more of our third-party providers to deliver the expected services on a timely basis, at the prices we expect and as required by contract could result in significant disruptions, costs to our operation, or instances of a contractor’s non-compliance with applicable laws and regulations, which could materially adversely affect our business, financial condition, operating results and cash flows.

We also rely to a significant degree on the banks that lend to us under our commercial paper program and revolving credit facility for financial liquidity, and any failure of those banks to perform on their obligations to us could significantly impair our liquidity. Furthermore, nonpayment by the counterparties to our interest rate and commodity derivatives could expose us to additional interest rate or commodity price risk.

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

We may maintain material balances of cash and cash equivalents for extended periods of time. We typically invest any material amount of cash on hand in cash equivalents such as money market mutual funds. These funds are primarily comprised of highly rated short-term instruments. Significant market volatility and financial distress could cause such investments to lose value or reduce the liquidity of such investments. We may also maintain deposits at a commercial bank in excess of amounts insured by government agencies such as the Federal Deposit Insurance Corporation. In addition, certain exchange-traded derivatives transactions we enter into in order to hedge commodity-related price exposures frequently require us to make margin deposits with a broker. A failure of our commercial bank or our broker could result in our losing any funds we have deposited. Any losses we sustain on the investments or deposits of our cash could materially adversely affect our financial position and our ability to pay cash distributions.

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

We regularly consider and pursue growth projects and acquisitions as part of our efforts to increase cash available for distribution to our unitholders. These transactions can be effected quickly, may occur at any time and may be significant in size relative to our existing assets and operations. For example, we estimate that we will spend approximately $650 million to complete our current slate of organic growth projects during 2015. We generally do not retain sufficient cash flow to finance such projects and acquisitions, and consequently the execution of our growth strategy requires regular access to external sources of capital. Any limitations on our access to capital on satisfactory terms will impair our ability to execute this strategy and could reduce our liquidity and our ability to make cash distributions.

Similarly, we generally do not retain sufficient cash flow to repay our indebtedness when it matures, and we rely on new capital to refinance these obligations. For example, $250 million of our long-term notes matured in 2014, and another $250 million will mature in 2016. We refinanced the long-term notes that matured in 2014 with borrowings from our commercial paper program and we anticipate raising new capital to refinance the notes that will mature in 2016. Limitations on our access to capital, including on our ability to issue additional debt and equity, could result from events or causes beyond our control, and could include, among other factors, decreases in our creditworthiness or profitability, significant increases in interest rates, increases in the risk premium generally required by investors or in the premium required specifically for investments in energy-related companies or master limited partnerships, and decreases in the availability of credit or the tightening of terms required by lenders. Any limitations on our ability to refinance these obligations by securing new capital on satisfactory terms could severely limit our liquidity, our financial flexibility or our cash flows, and could result in the dilution of the interests of our existing unitholders.

Increases in interest rates could increase our financing costs, reduce the amount of cash we generate and adversely affect the trading price of our units.

As of December 31, 2014, the face value of our outstanding fixed-rate debt was $2.65 billion. We expect to make floating-rate borrowings under our commercial paper program or revolving credit facility as needed to partially finance future expansion capital spending. As a result, we would have exposure to changes in short-term interest rates. We may also use interest rate derivatives to effectively convert some of our fixed-rate notes to floating-rate debt, thereby increasing our exposure to changes in short-term interest rates. In addition, the execution of our growth strategy and the refinancing of our existing debt could require that we issue additional fixed-rate debt, and consequently we also have potential exposure to changes in long-term interest rates. Rising interest rates could reduce the amount of cash we generate and materially adversely affect our liquidity and our ability to pay cash distributions. Moreover, the trading price of our units is sensitive to changes in interest rates and could be materially adversely affected by any increase in interest rates.

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

We also collect and store sensitive data on our networks, including our proprietary business information and information about our customers, suppliers and other counterparties, and personally identifiable information of our employees. The secure maintenance of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. We do not maintain specialized insurance for such attacks and any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information or regulatory penalties, could disrupt our operation, and could damage our reputation, which could adversely affect our results of operations, financial position or cash flows, as well as our ability to pay cash distributions.

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

At December 31, 2014, we had $4,329.3 million of net property, plant and equipment, $613.9 million of investments in non-controlled entities and $53.3 million of goodwill. U.S. generally accepted accounting principles requires us to periodically test long-lived assets, investments in non-controlled entities and goodwill for impairment. If we were to determine that any of our long-lived assets, investments in non-controlled entities or goodwill were impaired, we would be required to take an immediate charge to earnings with a corresponding reduction of partners’ equity.  Such charges could be material to our results of operations and could adversely impact the value of our limited partner units.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

Unitholders' voting rights are restricted by a provision in our partnership agreement stating that any units held by a person that owns 20% or more of any class of our common units then outstanding, other than our general partner and its affiliates, cannot be voted on any matter. In addition, our partnership agreement contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting our unitholders' ability to influence our management. As a result of this provision, the trading price of our common units may be lower than other forms of equity ownership due to the absence of a takeover premium in the trading price.

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
Our partnership agreement contains provisions that apply if we determine that the nationality, citizenship or other related status of a holder of our limited partnership units creates a substantial risk of cancellation or forfeiture of any property in which we have an interest. If a holder of our limited partner units is not a person who meets the requirements to be a citizenship-eligible holder, which generally includes U.S. entities and individuals who are U.S. citizens, and, therefore, creates a risk to the partnership, the holder may have its limited partner units redeemed by us. In addition, if a holder of our limited partner units does not meet the requirements to be a citizenship-eligible holder, such holder will not be entitled to voting rights and may not receive distributions in kind upon our liquidation.

Tax Risks to Limited Partner Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the IRS were to treat us as a corporation for federal income tax purposes, or otherwise subject us to entity-level taxation, it would reduce the amount of cash available for distribution to our unitholders.

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

Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. For example, from time to time the U.S. government considers substantive changes to the existing federal income tax laws that affect publicly traded partnerships. We are unable to predict whether any such changes or any other proposals will ultimately be enacted. Moreover, any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Any such changes could negatively impact a unitholder's investment in our limited partner units.

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

2011 EPA Clean Water Act Information Request for Pipeline Release in Texas. In July 2011, we received an information request from the Environmental Protection Agency ("EPA") pursuant to Section 308 of the Clean Water Act regarding a pipeline release in February 2011 in Texas.  We have accrued $0.2 million for potential monetary sanctions related to this matter.  While the results cannot be predicted with certainty, we believe that the ultimate resolution of this matter will not have a material impact on our results of operations, financial position or cash flows.

2012 EPA Clean Water Act Information Request for Pipeline Release in Nebraska. In April 2012, we received an information request from the EPA pursuant to Section 308 of the Clean Water Act regarding a pipeline release in December 2011 in Nebraska. We have accrued $1.4 million for potential monetary sanctions related to this matter. While the results cannot be predicted with certainty, we believe that the ultimate resolution of this matter will not have a material impact on our results of operations, financial position or cash flows.

U.S. Oil Recovery, EPA ID No.: TXN000607093 Superfund Site. We have liability at the U.S. Oil Recovery Superfund Site in Pasadena, Texas as a potential responsible party ("PRP") under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"). As a result of the EPA’s Administrative Settlement Agreement and Order on Consent for Removal Action, filed August 25, 2011, EPA Region 6, CERCLA Docket No. 06-10-11, we voluntarily entered into the PRP group responsible for the site investigation, stabilization and subsequent site cleanup. Currently, there is an ongoing removal action designed to stabilize the site, remove the immediate threat posed at the site and set the stage for a later more comprehensive action, known as the assessment phase. We have paid $15,000 associated with the assessment phase. Until this assessment phase has been completed, we cannot reasonably estimate our proportionate share of the remediation costs associated with this site.

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

Our limited partner units representing limited partnership interests are listed and traded on the New York Stock Exchange under the ticker symbol “MMP.” At the close of business on February 19, 2015, we had 227,426,329 limited partner units outstanding that were owned by approximately 153,000 record holders and beneficial owners (held in street name).

The year-end closing sales price of our limited partner units was $63.27 on December 31, 2013 and $82.66 on December 31, 2014. The high and low trading prices for our limited partner units and distribution paid per unit by quarter for 2013 and 2014 were as follows:

	2013			2014
Quarter	High	Low	Distribution*	High	Low	Distribution*
1st	$53.91	$44.00	$0.5075	$71.25	$60.23	$0.6125
2nd	$56.29	$48.90	$0.5325	$84.41	$69.56	$0.6400
3rd	$57.18	$51.93	$0.5575	$87.50	$77.14	$0.6675
4th	$63.86	$55.30	$0.5850	$90.08	$66.36	$0.6950

*	Represents declared distributions associated with each respective quarter. Distributions were declared and paid within 45 days following the close of each quarter.

We must distribute all of our available cash, as defined in our partnership agreement, at the end of each quarter, less reserves established by our general partner's board of directors. We currently pay quarterly cash distributions of $0.695 per limited partner unit. In general, we intend to increase our cash distribution; however, we cannot guarantee that future distributions will increase or continue at current levels.

Unitholder Return Performance Presentation

The following graph compares the total unitholder return performance of our limited partner units with the performance of (i) the Standard & Poor's 500 Stock Index (“S&P 500”) and (ii) the Alerian MLP index, which is a composite of the 50 most prominent energy master limited partnerships that provides investors with a comprehensive benchmark for this asset class. The graph assumes that $100 was invested in our limited partner units and each comparison index beginning on December 31, 2009 and that all distributions or dividends were reinvested on a quarterly basis.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Magellan Midstream Partners, L.P.	$100	$139	$178	$234	$356	$480
Alerian MLP Index	$100	$136	$155	$162	$207	$217
S&P 500	$100	$115	$117	$136	$180	$205

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

Our operating results incorporate a number of significant estimates and uncertainties. Such matters could cause the data included herein not to be indicative of our future financial condition or results of operations. A discussion of our critical accounting estimates and how these estimates could impact our future financial condition and results of operations is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this report. In addition, a discussion of the risk factors that could affect our business and future financial condition and results of operations is included under Item 1A, Risk Factors of this report. Additionally, Note 2 – Summary of Significant Accounting Policies under Item 8, Financial Statements and Supplementary Data of this report provides descriptions of areas where estimates and judgments could result in different amounts being recognized in our accompanying consolidated financial statements.

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

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(in thousands, except per unit amounts)
Income Statement Data:
Transportation and terminals revenue	$793,599	$893,369	$970,744	$1,138,328	$1,402,638
Product sales revenue	763,090	854,528	799,382	744,669	878,974
Affiliate management fee revenue	758	770	1,948	14,609	22,111
Total revenue	1,557,447	1,748,667	1,772,074	1,897,606	2,303,723
Operating expenses	282,212	306,415	328,454	346,070	444,272
Cost of product sales	668,585	706,270	657,108	578,029	594,585
Earnings of non-controlled entities	(5,732)	(6,763)	(2,961)	(6,275)	(19,394)
Operating margin	612,382	742,745	789,473	979,782	1,284,260
Depreciation and amortization expense	108,668	121,179	128,012	142,230	161,741
G&A expense	95,316	98,669	109,403	132,496	148,288
Operating profit	408,398	522,897	552,058	705,056	974,231
Interest expense, net	93,296	105,634	111,679	115,782	119,186
Debt placement fee amortization	1,401	1,831	2,087	2,424	2,333
Other expense(a)	750	—	—	—	8,573
Income before provision for income taxes	312,951	415,432	438,292	586,850	844,139
Provision for income taxes	1,371	1,866	2,622	4,613	4,620
Net income	$311,580	$413,566	$435,670	$582,237	$839,519

Net income allocation:
Limited partner interests	$311,977	$413,629	$435,670	$582,237	$839,519
Non-controlling owners' interest(b)	(397)	(63)	—	—	—
Net income	$311,580	$413,566	$435,670	$582,237	$839,519
Basic net income per limited partner unit	$1.42	$1.83	$1.92	$2.57	$3.69
Diluted net income per limited partner unit	$1.42	$1.83	$1.92	$2.56	$3.69
Balance Sheet Data:
Working capital (deficit)(c)	$109,536	$301,135	$307,658	$(241,543)	$(133,488)
Total assets	$3,717,900	$4,045,001	$4,420,067	$4,820,812	$5,517,285
Long-term debt (excluding current portion)	$1,906,148	$2,151,775	$2,393,408	$2,435,316	$2,982,895
Owners’ equity	$1,469,571	$1,463,403	$1,515,702	$1,647,442	$1,868,233
Cash Distribution Data:
Cash distributions declared per unit(d)	$1.48	$1.59	$1.88	$2.18	$2.62
Cash distributions paid per unit(d)	$1.45	$1.56	$1.78	$2.10	$2.51

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(in thousands, except operating statistics)
Other Data:
Operating margin:
Refined products	$491,290	$574,030	$592,828	$693,985	$870,205
Crude oil	28,517	74,225	91,367	176,420	295,830
Marine storage	89,566	91,571	102,323	106,198	114,712
Allocated partnership depreciation costs(e)	3,009	2,919	2,955	3,179	3,513
Operating margin	$612,382	$742,745	$789,473	$979,782	$1,284,260

Adjusted EBITDA and distributable cash flow:
Net income	$311,580	$413,566	$435,670	$582,237	$839,519
Interest expense, net, and provision for income taxes	94,667	107,500	114,301	120,395	123,806
Depreciation and amortization expense(f)	110,069	123,010	130,099	144,654	164,074
Equity-based incentive compensation expense(g)	15,499	10,243	8,038	11,823	12,471
Asset retirements and impairments	1,062	8,599	12,622	7,835	7,223
Commodity-related adjustments(h)	7,751	(22,370)	12,894	(339)	(56,288)
Other(i)	(1,582)	(2,504)	4,850	(409)	(8,724)
Adjusted EBITDA	539,046	638,044	718,474	866,196	1,082,081

Interest expense, net, and provision for income taxes	(94,667)	(107,500)	(114,301)	(120,395)	(123,806)
Maintenance capital (net of reimbursements)	(44,620)	(70,002)	(64,396)	(76,081)	(77,806)
Distributable cash flow	$399,759	$460,542	$539,777	$669,720	$880,469

Operating Statistics:
Refined products:(j)
Transportation revenue per barrel shipped	$1.197	$1.175	$1.230	$1.313	$1.399
Volume shipped (million barrels):
Gasoline	194.3	208.9	223.7	239.7	256.1
Distillates	122.9	136.0	136.7	146.5	163.1
Aviation fuel	22.6	25.3	21.5	21.1	23.0
Liquefied petroleum gases	5.0	4.9	8.5	7.8	9.9
Total volume shipped	344.8	375.1	390.4	415.1	452.1
Crude oil:(j)
Transportation revenue per barrel shipped	$0.283	$0.275	$0.305	$0.880	$1.192
Volume shipped (million barrels)	14.7	43.2	72.0	113.2	185.5
Crude oil terminal average utilization (million barrels per month)	3.4	9.3	12.6	12.3	12.2
Marine storage:
Marine terminal average utilization (million barrels per month)	24.0	24.7	23.8	23.0	22.9

(a)
Other expense for 2014 was a non-cash charge for the change in the differential between the current spot price and forward price on fair value hedges associated with our tank bottoms and linefill assets.

(b)
Magellan Crude Oil, LLC ("MCO") was formed in 2010, and was partially owned by a private investment group. In February 2011, we acquired all of the non-controlling owners' interest in MCO. These amounts reflect the private investment group's proportional share of the losses of MCO for these periods.

(c)	Working capital deficit at December 31, 2013 included the current portion of long-term debt of approximately $250 million consisting of our 6.45% notes due 2014.

(d)
Cash distributions declared represent distributions declared associated with the distributable cash flow generated for each calendar year. Distributions were declared and paid within 45 days following the close of each quarter. Cash distributions paid represent cash payments for distributions during each of the periods presented.

(e)	Certain depreciation expense was allocated to our various business segments, which in turn recognized these allocated costs as operating expense, reducing segment operating margin by these amounts.

(f)	Includes debt placement fee amortization.

(g)	Excludes the tax withholdings on settlement of these equity-based incentive awards, which were paid in cash.

(h)	See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributable Cash Flow for a description of items included in our commodity-related adjustments.

(i)	Other primarily includes adjustments for earnings of non-controlled entities and distributions. In 2010 and 2011, other included non-controlling owners' interests losses included in net income.

(j)
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

Introduction

We are a publicly traded limited partnership principally engaged in the transportation, storage and distribution of petroleum products. Our three operating segments including the assets of our joint ventures include:

•
our refined products segment, comprised of our 9,500-mile refined products pipeline system with 53 terminals as well as 27 independent terminals not connected to our pipeline system and our 1,100-mile ammonia pipeline system;

•
our crude oil segment, comprised of approximately 1,600 miles of crude oil pipelines and storage facilities with an aggregate storage capacity of approximately 21 million barrels, of which 12 million is used for leased storage. We own a 50% interest in BridgeTex Pipeline Company, LLC ("BridgeTex"), which began commercial operation of the BridgeTex pipeline in September 2014, and these assets are now included in the pipeline miles and storage capacity amounts of our crude oil segment; and

•	our marine storage segment, consisting of marine terminals located along coastal waterways with an aggregate storage capacity of approximately 26 million barrels.

The following discussion provides an analysis of the results for each of our operating segments, an overview of our liquidity and capital resources and other items related to our partnership. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this annual report on Form 10-K for the year ended December 31, 2014.

Recent Developments

BridgeTex Pipeline. BridgeTex pipeline began commercial service in September 2014, delivering crude oil from West Texas to the Houston Gulf Coast area. Crude deliveries on the BridgeTex pipeline during fourth quarter 2014 averaged nearly 200,000 barrels per day. Deliveries are expected to continue to ramp up over time, as the BridgeTex pipeline is capable of transporting up to 300,000 barrels per day of crude oil. We do not consolidate BridgeTex in our financial statements, but we recognize our 50% share of its profits in our consolidated statements of income as earnings of non-controlled entities. BridgeTex's net income for 2014 was $30.7 million (our 50% share was $15.3 million); however, we did not recognize any amounts from BridgeTex's earnings in our 2014 distributable cash flow as the cash distributions paid to us on these earnings will not be made until the first quarter of 2015.

In November 2014, in connection with Occidental Petroleum Corporation's ("Oxy") sale of its ownership interest in BridgeTex to a third party, we acquired Oxy's ownership interest in a 40-mile crude oil pipeline that extends from our East Houston, Texas terminal to Texas City, Texas, and 1.4 million barrels of crude oil tankage and related infrastructure at our East Houston, Texas terminal for $75.0 million. Concurrent with these transactions, BridgeTex entered into a long-term lease agreement for capacity on our Houston-area crude oil distribution system.

Cash Distribution. In January 2015, the board of directors of our general partner declared a quarterly cash distribution of $0.695 per unit for the period of October 1, 2014 through December 31, 2014. This quarterly cash distribution was paid on February 13, 2015 to unitholders of record on February 6, 2015. The total distribution paid on 227.4 million limited partner units outstanding was $158.1 million.

Impact of Commodity Prices. Our operating margin is generated primarily from fee-based services for the transportation, storage and distribution of refined petroleum products and crude oil. However, a portion of our operating margin is directly or indirectly impacted by commodity prices, including the product margin we earn from our butane blending activities and the value of product overages on our refined products and crude oil pipelines (which reduce operating expenses).  In recent months, the prices of petroleum products, such as gasoline and crude oil, have declined considerably, which will result in lower profits from our commodity-related activities and product overages.  Further, although a significant portion of our crude oil pipeline volumes are supported by customer commitments, lower crude oil prices could result in lower demand for spot shipments, reducing the transportation revenues we generate. If commodity prices remain low throughout 2015, we expect to generate less net income and distributable cash flow than in 2014. Even at these current lower commodity levels, we expect to generate distributable cash flow more than sufficient to achieve our goal of 15% distribution growth to our investors for 2015.

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

Refined Products. Our common carrier pipeline system is comprised of 9,500 miles of pipeline and 53 terminals that provide transportation, storage and distribution services for refined products in a 15-state area across the central United States. Through direct refinery connections and interconnections with other interstate pipelines, our refined products pipeline can access approximately 48% of the U.S. refining capacity. In 2014, the refined products segment generated 69% of its revenue, excluding the sale of refined products, primarily through transportation tariffs for refined products shipped. These tariffs vary depending upon where the product originates, where ultimate delivery occurs and any applicable discounts. All interstate transportation rates and discounts are in published tariffs filed with the Federal Energy Regulatory Commission (“FERC”). The pipeline also earns revenue from non-tariff based activities, including leasing pipeline and storage tank capacity to customers and by providing data services and product services such as ethanol and biodiesel unloading and loading, additive injection, terminalling, custom blending and laboratory testing. Substantially all of the shipments on our refined products pipeline are for third parties, and we do not take title to these products. We do take title to products related to our butane blending and fractionation activities and in connection with certain transactions involving the operation of our refined products pipeline and terminals.

Our blending activities involve purchasing liquefied petroleum gases and blending them into gasoline, which creates additional gasoline available for us to sell. Our fractionation activities include three fractionators along our pipeline system that separate transmix, an unusable mixture of various petroleum products, into gasoline and diesel fuel. We generate transmix from the commingling of products between different product batches during the transportation process on our refined product pipelines. We also purchase transmix from third parties.

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

Crude Oil. Our crude oil segment includes approximately 1,600 miles of pipeline and 12 million barrels of crude oil storage used for leased storage. Our 450-mile Longhorn pipeline, which began crude oil service operations in early 2013, originates in Crane, Texas for deliveries to Houston-area refineries and pipelines. Our Houston-area crude oil distribution system originates at our East Houston, Texas terminal and other points in the Houston area for delivery to nearby refineries and pipelines. We also own approximately 300 miles of pipeline in Kansas and Oklahoma currently used for crude oil service. Revenues on our crude oil pipelines are generated primarily through transportation tariffs for crude oil shipped, as well as from leasing pipeline capacity to third parties.

Our terminal in Cushing, Oklahoma consists of approximately 10 million barrels of crude oil storage used for leased storage and is located in one of the largest crude oil trading hubs in the U.S. Our terminals at East Houston and Corpus Christi, Texas each include approximately one million barrels of crude oil storage used for leased storage. These facilities earn revenues primarily through leased storage and throughput fees.

Our crude oil segment also includes ownership interests in the following joint ventures:

•	a 50% interest in Osage Pipe Line Company LLC (“Osage”), which owns a 135-mile pipeline that transports crude oil from Cushing, Oklahoma to refineries in El Dorado, Kansas;

•
a 50% interest in Double Eagle Pipeline LLC (“Double Eagle”), which transports condensate from the Eagle Ford shale formation in South Texas via a 195-mile pipeline to our terminal in Corpus Christi, Texas. Double Eagle is operated by an affiliate of the other joint venture member; and

•
a 50% interest in BridgeTex, which owns a 400-mile pipeline that transports crude oil to our East Houston terminal for further distribution to refineries in the Gulf Coast region. This pipeline began service in September 2014.

Marine Storage. Our marine storage segment consists of storage terminals, which store and distribute refined products. Our storage terminals are comprised of five facilities that have marine access in New Haven, Connecticut, Wilmington, Delaware, Marrero, Louisiana, and Corpus Christi and Galena Park, Texas that are located near major refining hubs along the U.S. Gulf and East Coasts. Our marine storage terminals have an aggregate storage capacity of approximately 25 million barrels of wholly-owned storage and approximately one million barrels of storage from our 50%-owned joint venture, Texas Frontera, LLC ("Texas Frontera"). Because the rates charged at these terminals are unregulated, the marketplace determines the prices we can charge for our services. We earn revenue through storage and ancillary fees, including product heating, blending, mixing and additive injection for refiners and other large end users of refined products.

Growth Projects

We remain focused on growth and have significantly increased our operations over the past several years through organic growth projects and acquisitions that expand or upgrade our existing facilities. During 2013 and 2014, we spent $772.7 million and $783.5 million, respectively, for expansion capital, acquisitions and investments in non-controlled entities on a combined basis, primarily related to the expansion and conversion of our Longhorn pipeline to crude oil service, construction of the BridgeTex pipeline and acquisition of 800 miles of refined products pipeline in the Rocky Mountains and New Mexico during 2013 and acquisition of 40 miles of crude oil pipeline in the Houston area during 2014.

Our current expansion plans include the following significant projects:

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

Little Rock Pipeline. In May 2014, we announced plans to develop a pipeline system capable of transporting refined products from our Ft. Smith, Arkansas terminal to Little Rock, Arkansas. We have entered into an agreement with a third party to utilize an existing pipeline for a portion of the route, which we will extend to our Ft. Smith terminal and to the Little Rock market with approximately 50 miles of newly-constructed pipeline. We further plan to make enhancements to our pipeline system to accommodate additional volumes. The Little Rock pipeline project is expected to cost approximately $150 million and to be operational in early 2016, subject to receipt of regulatory and other approvals.

Saddlehorn Pipeline.  In October 2014, we announced plans to construct a pipeline to transport crude oil from the Niobrara play in northeast Colorado to our storage facilities in Cushing, Oklahoma.  The Saddlehorn pipeline project includes construction of an approximate 600-mile pipeline capable of transporting up to 400,000 barrels per day of crude oil.  We have received binding commitments from two entities for shipments on this pipeline.  We are currently in the process of obtaining permits and rights-of-way and expect to complete the pipeline in mid-2016, subject to receipt of any necessary permits and regulatory approvals.  The estimated construction cost of the pipeline, which considers recent cost revisions, is in the range of approximately $800 to $850 million, and we are currently in discussions with third parties regarding potential equity ownership in the project.

We currently expect to spend approximately $650 million in 2015 and $100 million in 2016 to complete the expansion construction projects currently underway. These expansion capital estimates exclude potential acquisitions, construction of the Saddlehorn pipeline (because the ownership structure is not yet known) or spending on more than $500 million of other potential growth projects in earlier stages of development.

Results of Operations

We believe that investors benefit from having access to the same financial measures utilized by management. Operating margin, which is presented in the following tables, is an important measure used by management to evaluate the economic performance of our core operations. Operating margin is not a generally accepted accounting principles (“GAAP”) measure, but the components of operating margin are computed using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the following tables. Operating profit includes expense items, such as depreciation and amortization expense and general and administrative (“G&A”) expenses, which management does not focus on when evaluating the core profitability of our separate operating segments. Additionally, product margin, which management primarily uses to evaluate the profitability of our commodity-related activities, is provided in these tables. Product margin is a non-GAAP measure; however, its components of product sales and cost of product sales are determined in accordance with GAAP. Our butane blending, fractionation and other commodity-related activities generate significant revenue. We believe the product margin from these activities, which takes into account the related cost of product sales, better represents its importance to our results of operations.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2014

	Year Ended December 31,		Variance Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$801.1	$921.8	$120.7	15%
Crude oil	178.4	310.1	131.7	74%
Marine storage	158.8	170.7	11.9	7%
Total transportation and terminals revenue	1,138.3	1,402.6	264.3	23%
Affiliate management fee revenue	14.6	22.1	7.5	51%
Operating expenses:
Refined products	270.7	331.2	(60.5)	(22)%
Crude oil	19.1	51.4	(32.3)	(169)%
Marine storage	59.4	65.2	(5.8)	(10)%
Intersegment eliminations	(3.1)	(3.5)	0.4	13%
Total operating expenses	346.1	444.3	(98.2)	(28)%
Product margin:
Product sales	744.7	879.0	134.3	18%
Cost of product sales	578.0	594.6	(16.6)	(3)%
Product margin (a)	166.7	284.4	117.7	71%
Earnings of non-controlled entities	6.3	19.4	13.1	208%
Operating margin	979.8	1,284.2	304.4	31%
Depreciation and amortization expense	142.2	161.7	(19.5)	(14)%
G&A expense	132.6	148.3	(15.7)	(12)%
Operating profit	705.0	974.2	269.2	38%
Interest expense (net of interest income and interest capitalized)	115.8	119.2	(3.4)	(3)%
Debt placement fee amortization	2.4	2.3	0.1	4%
Other expense	—	8.6	(8.6)	n/a
Income before provision for income taxes	586.8	844.1	257.3	44%
Provision for income taxes	4.6	4.6	—	—%
Net income	$582.2	$839.5	$257.3	44%

Operating Statistics
Refined products:
Transportation revenue per barrel shipped	$1.313	$1.399
Volume shipped (million barrels):
Gasoline	239.7	256.1
Distillates	146.5	163.1
Aviation fuel	21.1	23.0
Liquefied petroleum gases	7.8	9.9
Total volume shipped	415.1	452.1
Crude oil:
Transportation revenue per barrel shipped	$0.880	$1.192
Volumes shipped (million barrels)	113.2	185.5
Crude oil terminal average utilization (million barrels per month)	12.3	12.2
Marine storage:
Marine terminal average utilization (million barrels per month)	23.0	22.9

(a)	Product margin does not include depreciation or amortization expense.

Transportation and terminals revenue increased by $264.3 million, resulting from:

•
an increase in refined products revenue of $120.7 million. Excluding the pipeline systems we acquired in the second half of 2013, refined products revenue increased $92.3 million primarily due to a 4% increase in transportation volumes, higher average rates and higher ancillary revenues associated with increased activity. Shipments were higher primarily due to increased demand for distillates and gasoline in the markets we serve. The average rate per barrel in the current period was impacted by the mid-year 2013 and 2014 tariff rate increases of 4.6% and 3.9%, respectively, and more long-haul shipments at higher rates;

•
an increase in crude oil revenue of $131.7 million primarily due to crude oil deliveries from our Longhorn pipeline, which represented approximately 90% of the increase. Our Longhorn pipeline averaged approximately 125,000 barrels per day during 2013 after its mid-April start date, while deliveries averaged approximately 230,000 barrels per day during 2014; and

•
an increase in marine storage revenue of $11.9 million primarily due to higher storage rates from contract renewals and annual escalations, a one-time adjustment associated with one of our storage contracts (which increased 2014 revenues) and the one-time benefit from a customer buying out of its remaining storage contract in 2014.

Affiliate management fee revenue increased $7.5 million, primarily resulting from an increase in management fees received from BridgeTex in 2014 to reimburse us for our costs of providing construction services to BridgeTex. We are now receiving operating management fees from BridgeTex as its operations began in late September 2014.

Operating expenses increased $98.2 million, resulting from:

•
an increase in refined products expenses of $60.5 million. Excluding the pipeline systems we acquired in the second half of 2013, refined products expenses increased $38.9 million primarily due to additional costs in the current year for property taxes, personnel, pipeline rental primarily related to a pipeline segment we began leasing in 2014, asset integrity and power costs, less favorable product overages (which reduce operating expenses), as well as a favorable adjustment in 2013 of an accrual for potential air emission fees at our East Houston facility;

•
an increase in crude oil expenses of $32.3 million primarily due to higher shipments on our Longhorn pipeline in 2014, including higher power expenses and pipeline rental fees, as well as higher personnel costs, asset integrity expense and property taxes now that we have more assets in crude oil service, partially offset by more favorable product overages (which reduce operating expenses); and

•
an increase in marine storage expenses of $5.8 million primarily due to a favorable adjustment in 2013 of an accrual for potential air emission fees at our Galena Park facility, partially offset by lower losses on asset retirements in the current year.

Product sales revenue primarily resulted from our butane blending activities, transmix fractionation and product gains from our independent terminals. We utilize New York Mercantile Exchange (“NYMEX”) contracts to hedge against changes in the price of petroleum products we expect to sell in the future. The period change in the mark-to-market value of these contracts that are not designated as hedges for accounting purposes, the effective portion of the change in value of matured NYMEX contracts that qualified as cash flow hedges and any ineffectiveness of NYMEX contracts that qualified as cash flow hedges are also included in product sales revenue. We use butane futures agreements to hedge against changes in the price of butane we expect to purchase in future periods. The period change in the mark-to-market value of these futures agreements, which were not designated as hedges, are included as adjustments to cost of product sales. Product margin increased $117.7 million primarily due to gains on NYMEX contracts in the current year versus losses in the prior year, and higher profits from our butane blending activities resulting from higher volumes sold and lower butane costs, partially offset by a $39.3 million lower-of-cost-or-market inventory adjustment to our fractionation and butane blending inventories in the current year due to the significant decline in commodity prices at the end of 2014. See Other Items—Commodity Derivative Agreements—Impact of Commodity Derivatives on Results of Operations below for more information about our NYMEX contracts.
Earnings of non-controlled entities increased $13.1 million primarily due to contributions from BridgeTex, which began operations late in 2014.
Depreciation and amortization expense increased $19.5 million in 2014 primarily due to expansion capital projects placed into service and acquisitions. Additionally, based on an impairment analysis we performed, we accelerated the depreciation of a certain terminal and related assets for the year ended December 31, 2014 by $9.4 million.

G&A expense increased $15.7 million between periods primarily due to higher personnel costs resulting from an increase in employee headcount, higher pension and benefit costs and higher equity-based compensation costs primarily due to a higher price for our limited partner units.
Interest expense, net of interest income and interest capitalized, increased $3.4 million in 2014. Our average outstanding debt increased from $2.5 billion in 2013 to $2.9 billion in 2014 primarily due to borrowings for expansion capital expenditures, including $300.0 million of 5.15% senior notes issued in October 2013 and $250.0 million of 5.15% senior notes issued in March 2014. Our weighted-average interest rate decreased from 5.2% at December 31, 2013 to 4.9% at December 31, 2014.
Other expense for 2014 includes an $8.6 million non-cash charge for the change in the differential between the current spot price and forward price on fair value hedges associated with our crude oil tank bottoms and linefill assets.

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

•
an increase in crude oil revenue of $86.1 million primarily due to crude oil deliveries from our Longhorn pipeline, which represented approximately 85% of the increase. Our Longhorn pipeline began delivering crude oil in 2013 and averaged approximately 125,000 barrels per day from its mid-April start date through December 31, 2013. We also benefited from higher utilization on our Houston-area crude oil distribution system and additional condensate throughput at our Corpus Christi terminal; and

•
an increase in marine storage revenue of $4.2 million primarily due to new storage placed into service at our Galena Park, Texas terminal since late 2012 and higher throughput fees, partially offset by lower utilization mainly due to additional integrity work during the 2013 period.

Affiliate management fee revenue increased $12.6 million, primarily resulting from a full year of construction management fees received from BridgeTex in 2013 to reimburse us for our costs of providing construction services to BridgeTex, compared to one month of fees received in 2012.

Operating expenses increased $17.6 million, resulting from:

•
an increase in refined products expenses of $3.0 million primarily due to higher asset integrity costs, compensation, power costs and property taxes, as well as $5.1 million of expenses related to operation of the pipeline systems we acquired in 2013, partially offset by higher product overages (which reduce operating expenses), lower losses on asset retirements, the 2013 favorable adjustment of an accrual for air emission fees at our East Houston terminal and lower environmental accruals. The higher compensation costs were due to increased employee headcount and higher bonus accruals. The higher power costs primarily reflected the increase in product shipments over 2012 and the higher property taxes were the result of asset additions and improved profitability;

•
an increase in crude oil expenses of $13.9 million primarily due to costs related to the operation of our Longhorn pipeline, which we placed into crude oil service during 2013, including pipeline rental costs to access product from third-party origination sources, higher personnel costs, power and integrity spending, partially offset by more favorable product overages (which reduce operating expenses); and

•
an increase in marine storage expenses of $0.9 million primarily due to higher asset integrity costs in 2013 resulting from additional tank work, higher insurance costs and higher property taxes, partially offset by the 2013 favorable adjustment of an accrual for potential air emission fees at our Galena Park facility and lower environmental accruals.

Product margin increased $24.4 million primarily due to lower unrealized losses on NYMEX contracts in 2013 and higher profits from our butane blending activities resulting from higher volumes sold and lower butane costs. See Other Items—Commodity Derivative Agreements—Impact of Commodity Derivatives on Results of Operations below for more information about our NYMEX contracts.
Earnings of non-controlled entities increased $3.3 million primarily due to earnings of Texas Frontera, which began operations late in 2012, and higher earnings from Osage.

Depreciation and amortization expense increased $14.2 million in 2013 primarily due to expansion capital projects and acquisitions placed into service over the previous two years.

G&A expense increased $23.2 million between periods primarily due to higher personnel costs resulting from an increase in employee headcount and an increase in the 2013 bonus accrual resulting from above-target payout estimates, higher equity-based compensation costs due to above-target payout estimates and a higher price for our limited partner units and higher legal costs related to acquisitions we closed in 2013.
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

Distributable Cash Flow

Distributable cash flow ("DCF") and Adjusted EBITDA are non-GAAP measures. Management uses DCF as a basis for recommending to our general partner's board of directors the amount of cash distributions to be paid each period. Management also uses DCF to evaluate our ability to generate cash for distribution to our limited partners and as a basis for determining equity-based compensation. Adjusted EBITDA is an important measure that we and the investment community use to assess the financial results of an entity. We believe that investors benefit from having access to the same financial measures utilized by management for these evaluations. A reconciliation of DCF and Adjusted EBITDA for the years ended December 31, 2012, 2013 and 2014 to net income, which is the nearest comparable GAAP financial measure, is as follows (in millions):

	Year Ended December 31,
	2012	2013	2014
Net income	$435.7	$582.2	$839.5
Interest expense, net, and provision for income taxes	114.3	120.4	123.8
Depreciation and amortization expense(1)	130.1	144.7	164.1
Equity-based incentive compensation expense(2)	8.0	11.8	12.5
Loss on sale and retirement of assets	12.6	7.8	7.2
Commodity-related adjustments:
Derivative losses (gains) recognized in the period associated with future product transactions(3)	6.4	8.1	(87.5)
Derivative (losses) gains recognized in previous periods associated with product sales completed in the period(4)	3.7	(6.4)	(8.1)
Lower-of-cost-or-market inventory adjustments	1.0	(2.0)	39.3
Houston-to-El Paso cost of sales adjustments(5)	1.8	—	—
Total commodity-related adjustments	12.9	(0.3)	(56.3)
Earnings of non-controlled entities, net of distributions received	4.9	(0.4)	(8.7)
Adjusted EBITDA	718.5	866.2	1,082.1
Interest expense, net, and provision for income taxes	(114.3)	(120.4)	(123.8)
Maintenance capital(6)	(64.4)	(76.1)	(77.8)
DCF	$539.8	$669.7	$880.5

(1)
Depreciation and amortization includes debt placement fee amortization. Based on an impairment analysis we performed in 2014, we accelerated the depreciation of a certain terminal and related assets for the year ended December 31, 2014 by $9.4 million.

(2)
Because we intend to satisfy vesting of units under our equity-based incentive compensation program with the issuance of limited partner units, expenses related to this program generally are deemed non-cash and added back to net income to calculate DCF. Total equity-based incentive compensation expense for the years ended December 31, 2012, 2013 and 2014 was $21.0 million, $24.1 million and $27.3 million, respectively. However, the figures above include an adjustment for minimum statutory tax withholdings we paid in 2012, 2013 and 2014 of $13.0 million, $12.3 million and $14.8 million, respectively, for equity-based incentive compensation units that vested at the previous year end, which reduce DCF.

(3)
Certain derivatives we use as economic hedges have not been designated as hedges for accounting purposes and the mark-to-market changes for the derivatives are recognized currently in earnings. In addition, we have designated certain derivatives we use to hedge our crude oil tank bottoms and linefill assets as fair value hedges and the change in the differential between the current spot price and forward price on these hedges is recognized currently in earnings. We exclude the net impact of both of these adjustments from our determination of DCF until the hedged products are physically sold.

(4)
When we physically sell products that are economically hedged (but were not designated as hedges for accounting purposes), we include in our DCF calculations the full amount of the change in fair value of the associated derivative agreement.

(5)
Cost of sales adjustments related to commodity activities for our Houston-to-El Paso pipeline section to more closely resemble current market prices for DCF purposes rather than average inventory costing as used to determine our results of operations. As of December 31, 2012, we no longer performed this activity.

(6)
Maintenance capital expenditure projects maintain our existing assets and do not generate incremental DCF (i.e. incremental returns to our unitholders), while expansion capital projects are undertaken primarily to generate incremental DCF. For this reason, we deduct maintenance capital expenditures to determine DCF.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Operating Activities. Cash provided by operations is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Net cash provided by operating activities was $646.5 million, $773.1 million and $1,107.3 million for the years ended December 31, 2012, 2013 and 2014, respectively. The $334.2 million increase from 2013 to 2014 was due to higher net income related to activities previously described, changes in our working capital and adjustments to non-cash items. The $126.6 million increase from 2012 to 2013 was due to higher net income related to activities previously described and adjustments to non-cash items, partially offset by changes in our working capital.
Investing Activities. Investing cash flows consist primarily of capital expenditures, investments in non-controlled entities and acquisitions.
Net cash used by investing activities for the years ended December 31, 2012, 2013 and 2014 was $368.1 million, $882.0 million and $830.0 million, respectively. During 2014, we spent $366.4 million for capital expenditures, which included $77.8 million for maintenance capital and $288.6 million for expansion capital. Also during 2014, we contributed capital of $408.0 million in conjunction with our joint venture capital projects (primarily BridgeTex) which we account for as investments in non-controlled entities, and we acquired from a subsidiary of Oxy its ownership interest in a 40-mile crude oil pipeline in the Houston Gulf Coast area for $75.0 million. During 2013, we spent $383.8 million for capital expenditures, which included $76.1 million for maintenance capital and $307.7 million for expansion capital. Our expansion capital spending during 2013 was primarily for the Longhorn pipeline reversal project. Also during 2013, we contributed capital of $250.5 million in conjunction with our joint venture capital projects, acquired approximately 800 miles of refined petroleum products pipelines for $192.0 million and spent $22.5 million on an asset acquisition. During 2012, we spent $354.2 million for capital expenditures, which included $64.4 million for maintenance capital and $289.8 million for expansion capital. Also during 2012, we contributed capital of $74.9 million in conjunction with our joint venture capital projects.
Financing Activities. Investing cash flows consist primarily of distributions to our unitholders and borrowings and repayments under long-term notes and our commercial paper program.
Net cash used by financing activities for the years ended December 31, 2012, 2013 and 2014 was $159.7 million, $194.1 million and $285.5 million, respectively. During 2014, we paid cash distributions of $568.8 million to our unitholders. Additionally, we received net proceeds of $257.7 million from borrowings under long-term notes and $296.9 million from borrowings under our commercial paper program, which were used in part to repay our $250.0 million of 6.45% notes due June 1, 2014, to repay borrowings outstanding under our revolving credit facility and for general partnership purposes, including expansion capital. Also, in 2014, the cumulative amounts of the 2011 equity-based incentive compensation award grants were settled by issuing 387,216 limited partner units and distributing those units to the long-term incentive plan ("LTIP") participants, resulting in payments of associated tax withholdings of $14.8 million. During 2013, we paid cash distributions of $475.5 million to our unitholders. Additionally, we received net proceeds of $298.7 million from borrowings under long-term notes, which were used to repay borrowings outstanding under our revolving credit facility and for general partnership purposes, including expansion capital and acquisitions. Also, in 2013, the cumulative amounts of the 2010 equity-based incentive compensation award grants were settled by issuing 476,682 limited partner units and distributing those units to the LTIP participants, resulting in payments of associated tax withholdings of $12.3 million. During 2012, we paid cash distributions of $403.5 million to our unitholders. Additionally, we received net proceeds of $248.3 million from borrowings under long-term notes, which were used for expansion capital projects. Also, in 2012, the cumulative amounts of the 2009 equity-based incentive compensation award grants were settled by issuing 722,766 limited partner units and distributing those units to the LTIP participants, resulting in payments of associated tax withholdings of $13.0 million.
The quarterly distribution amount related to fourth quarter 2014 earnings was $0.695 per unit, which was paid in February 2015. If we are able to meet management's targeted distribution growth of 15% during 2015 and the number of outstanding limited partner units remains at 227.4 million, total cash distributions of approximately $684.6 million will be paid to our unitholders related to 2015 earnings. Management believes we will have sufficient distributable cash flow to fund these distributions.
Capital Requirements

Our businesses require continual investment to upgrade or enhance existing operations and to ensure compliance with safety and environmental regulations. Capital spending for our businesses consists primarily of:

•
Maintenance capital expenditures. These capital expenditures include costs required to maintain equipment reliability and safety and to address environmental or other regulatory requirements rather than to generate incremental DCF; and

•
Expansion capital expenditures. These expenditures are undertaken primarily to generate incremental DCF and include costs to acquire additional assets to grow our business and to expand or upgrade our existing facilities, which we refer to as organic growth projects.

During 2014, our maintenance capital spending was $77.8 million. For 2015, we expect to spend approximately $85.0 million on maintenance capital.

During 2014, we spent $288.6 million for organic growth capital and contributed $408.0 million to our joint venture capital projects primarily related to our investment in BridgeTex. Additionally, we spent $75.0 million on an asset acquisition. Based on the progress of expansion projects already underway, excluding the Saddlehorn Pipeline project (because the ownership structure is not yet known), we expect to spend approximately $650 million for expansion capital during 2015, with an additional $100 million in 2016 to complete our current projects. See Growth Projects above for additional information.

Liquidity

Cash generated from operations is our primary source of liquidity for funding debt service, maintenance capital expenditures and quarterly distributions. Additional liquidity for purposes other than quarterly distributions, such as expansion capital expenditures and debt repayments, is available through borrowings under our commercial paper program and revolving credit facility discussed below, as well as from other borrowings or issuances of debt or limited partner units. If capital markets do not permit us to issue additional debt and equity securities, our business may be adversely affected, and we may not be able to acquire additional assets and businesses, fund organic growth projects or we may be required to reduce our cash distributions.

Our debt at December 31, 2013 and 2014 was as follows (in millions):

			Weighted-Average Interest Rate at December 31, 2014 (1)

	December 31,
	2013	2014
Commercial paper(2)	$—	$296.9	0.3%
Revolving credit facility(2)	—	—	1.3%
$250.0 million of 6.45% Notes due 2014(2)	250.0	—	6.3%
$250.0 million of 5.65% Notes due 2016	251.2	250.8	5.7%
$250.0 million of 6.40% Notes due 2018	259.3	257.3	5.4%
$550.0 million of 6.55% Notes due 2019	571.5	567.9	5.7%
$550.0 million of 4.25% Notes due 2021	557.2	556.3	4.0%
$250.0 million of 6.40% Notes due 2037	249.0	249.0	6.4%
$250.0 million of 4.20% Notes due 2042	248.4	248.4	4.2%
$550.0 million ($300.0 million at December 31, 2013) of 5.15% Notes due 2043(2)	298.7	556.3	5.1%
Total debt	$2,685.3	$2,982.9	4.9%

(1) Weighted-average interest rate includes the amortization/accretion of discounts, premiums and gains/losses realized on historical cash flow and fair value hedges recognized as interest expense.

(2)
These borrowings were outstanding for only a portion of the year ending December 31, 2014 (borrowings on our revolving credit facility and senior notes due 2014 were repaid before year-end). The weighted-average interest rate for these borrowings was calculated based on the number of days the borrowings were outstanding during the noted period.

All of the instruments detailed in the table above are senior indebtedness.

The face value of our outstanding debt at December 31, 2013 and 2014 was $2.7 billion and $2.9 billion, respectively. The difference between the face value and carrying value of the debt outstanding is the unamortized portion of terminated fair value hedges and the unamortized discounts and premiums on debt issuances. Realized gains and losses on fair value hedges and note discounts and premiums are being amortized or accreted to the applicable notes over the respective lives of those notes. At December 31, 2014, maturities of our debt were as follows: $0 in 2015; $250.0 million in 2016; $0 in 2017; $546.9 million in 2018 (includes $296.9 million outstanding under our commercial paper program consistent with the maturity date of our revolving credit facility); $550.0 million in 2019; and $1.6 billion thereafter.

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

Other Debt

Revolving Credit Facility. The total borrowing capacity under our revolving credit facility, which matures in November 2018, is $1.0 billion. Borrowings outstanding under the facility are classified as long-term debt on our consolidated balance sheets. Borrowings under the facility are unsecured and bear interest at LIBOR plus a spread ranging from 1.0% to 1.75% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate from 0.10% to 0.28%, depending on our credit ratings, which was 0.125% at December 31, 2014. Borrowings under this facility may be used for general partnership purposes, including capital expenditures. As of December 31, 2014, there were no borrowings outstanding under this facility with $5.6 million obligated for letters of credit.

Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets, but decrease our borrowing capacity under the facility.

Our revolving credit facility requires us to maintain a specified ratio of consolidated debt to EBITDA (as defined in the credit agreement) of no greater than 5.0 to 1.0. In addition, the revolving credit facility and the indentures under which our senior notes were issued contain covenants that limit our ability to, among other things, incur indebtedness secured by certain liens or encumber our assets, engage in certain sale-leaseback transactions and consolidate, merge or dispose of all or substantially all of our assets. We were in compliance with these covenants as of and during the year ended December 31, 2014.

Commercial Paper Program. In April 2014, we initiated a commercial paper program. The maturities of the commercial paper notes vary, but may not exceed 397 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market. The commercial paper we can issue is limited by the amounts available under our revolving credit facility up to an aggregate principal amount of $1.0 billion. We have the ability and intent to refinance all of our commercial paper obligations on a long-term basis; therefore, we have elected to classify our commercial paper borrowings outstanding as long-term debt on our consolidated balance sheets. In second quarter 2014, proceeds from commercial paper borrowings were used in part to repay our $250.0 million of 6.45% senior notes that were due June 1, 2014. Additional commercial paper borrowings have been used for general partnership purposes, including expansion capital.

Off-Balance Sheet Arrangements
None.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2014 (in millions):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations(1)	$2,946.9	$—	$250.0	$1,096.9	$1,600.0
Interest obligations	1,853.6	145.7	274.0	218.5	1,215.4
Operating lease obligations	182.8	26.5	47.2	26.6	82.5
Pension and postretirement medical obligations(2)	75.8	21.8	43.6	1.4	9.0
Purchase commitments:
Product purchase commitments	108.2	83.9	24.3	—	—
Utility purchase commitments	10.9	5.4	4.5	0.7	0.3
Derivative instruments(3)	—	—	—	—	—
Equity-based incentive awards(4)	46.5	22.4	24.1	—	—
Capital project purchase obligations	84.5	83.3	1.2	—	—
Maintenance obligations	35.7	35.6	0.1	—	—
Other	8.3	4.0	3.8	0.5	—
Total	$5,353.2	$428.6	$672.8	$1,344.6	$2,907.2

(1)
At December 31, 2014, we had no borrowings outstanding under our revolving credit facility. For purposes of this table, we have reflected no assumed borrowings under our revolving credit facility for any periods presented. We assumed that the amounts outstanding under our commercial paper program at December 31, 2014 would be repaid in November 2018, the maturity date of our revolving credit facility, which supports our commercial paper program. Further, we have included interest obligations based on the stated amounts of our fixed-rate obligations. For our variable-rate debt, we calculated interest obligations assuming the weighted-average interest rate of our variable-rate debt at December 31, 2014 on amounts outstanding through the assumed repayment date.

(2)	Represents the projected benefit obligation of our pension and postretirement medical plans less the fair value of plan assets.

(3)
As of December 31, 2014, we had entered into commodity-related derivative contracts representing 4.2 million barrels of petroleum products that we expect to sell in the future and 0.4 million barrels of butane we expect to purchase in the future. At December 31, 2014, we had recorded a net asset of $96.1 million and received margin deposits of $84.5 million and made margin deposits of $6.2 million (with a different counter-party) associated with these derivative agreements. We have excluded from this table the future net cash outflows, if any, under these derivative agreements and the amounts of future margin deposit requirements because those amounts are uncertain.

(4)
Represents the grant date fair value of unit awards accounted for as equity plus the December 31, 2014 re-measured grant date fair value of award grants accounted for as liabilities. The total equity-based incentive awards liability is determined by multiplying the grant date per unit fair value by the number of unit award grants, multiplied by the percentage of the requisite service period completed, multiplied by the estimated payout percentage of the awards at December 31, 2014. Settlements of these awards will differ from these reported amounts primarily due to differences between actual and current estimates of payout percentages and forfeitures, changes in our unit price between December 31, 2014 and the vesting dates of the awards and completion of the remaining portion of the requisite service periods.

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

Other Items

Commodity Derivative Agreements. Certain of the business activities in which we engage result in us owning various commodities, which exposes us to commodity price risk. We use forward physical commodity contracts, NYMEX contracts and Chicago Mercantile Exchange ("CME") butane futures agreements to help manage this commodity price risk. We use forward physical contracts to purchase butane and sell refined products. We account for these forward physical contracts as normal purchase and sale contracts, using traditional accrual accounting.  We use NYMEX contracts to hedge against changes in the price of refined products we expect to sell in future periods. We use and account for those NYMEX contracts that qualify for hedge accounting treatment as either cash flow or fair value hedges, and we use and account for those NYMEX contracts that do not qualify for hedge accounting treatment as economic hedges. We use CME butane futures agreements to economically hedge against changes in the price of butane we expect to purchase in the future as part of our butane blending activities. As of December 31, 2014, our open NYMEX and CME derivative contracts were as follows:

Open Derivative Contracts Designated as Hedges

•
NYMEX contracts covering 0.7 million barrels of crude oil to hedge against future price changes of crude oil tank bottoms and linefill.  These contracts, which we are accounting for as fair value hedges, mature between December 2015 and November 2016. Through December 31, 2014, the cumulative amount of gains from these agreements was $13.3 million. The cumulative gains from these fair value hedges were recorded as adjustments to the asset being hedged, and there has been no ineffectiveness recognized for these hedges. During 2014, the change in the differential between the current spot price and forward price on our fair value hedges was a loss of $8.6 million, which we recognized as other expense on our consolidated statements of income.

Open Derivative Contracts Not Designated as Hedges

•
NYMEX contracts covering 2.9 million barrels of refined products related to our butane blending and fractionation activities. These contracts mature between January and October 2015 and are being accounted for as economic hedges. Through December 31, 2014, the cumulative amount of net unrealized gains associated with these agreements was $83.8 million. We recorded these gains as an adjustment to product sales revenue, all of which was recognized in 2014.

•
NYMEX contracts covering 0.6 million barrels of refined products and crude oil related to inventory we carry that resulted from pipeline product overages. These contracts, which mature in January and October 2015, are being accounted for as economic hedges. Through December 31, 2014, the cumulative amount of unrealized gains associated with these agreements was $8.2 million. We recorded these gains as an adjustment to operating expenses, all of which was recognized in 2014.

•
CME butane futures agreements to purchase 0.4 million barrels of butane that mature between January and April 2015, which are being accounted for as economic hedges. Through December 31, 2014, the cumulative amount of unrealized losses associated with these agreements was $10.6 million. We recorded these losses as an adjustment to cost of product sales, all of which was recognized in 2014.

Settled Derivative Contracts

•
We settled NYMEX contracts covering 8.9 million barrels of refined products related to economic hedges of products from our butane blending and fractionation activities that we sold during 2014. We recognized a gain of $61.5 million in 2014 related to these contracts which we recorded as an adjustment to product sales revenue.

•
We settled NYMEX contracts covering 4.6 million barrels of refined products and crude oil related to economic hedges of product inventories from product overages on our pipeline systems which we sold during 2014.  We recognized a gain of $9.6 million in 2014 on the settlement of these contracts which we recorded as an adjustment to operating expense.

•
We settled CME butane futures agreements covering 0.6 million barrels related to economic hedges of butane purchases we made during 2014 associated with our butane blending activities. We recognized a loss of $6.5 million in 2014 on the settlement of these contracts which we recorded as an adjustment to cost of product sales.

Impact of Commodity Derivatives on Results of Operations

The following tables provide a summary of the positive and (negative) impacts of the mark-to-market gains and losses associated with NYMEX and CME contracts on our results of operations for the respective periods presented (in millions):

	Year Ended December 31, 2012
	Product Sales Revenue	Cost of Product Sales	Operating Expense	Net Impact on Results of Operations
NYMEX and CME gains (losses) recognized during the period that were associated with economic hedges of physical product sales or purchases during the period	$(30.5)	$0.1	$0.1	$(30.3)
NYMEX and CME gains from cash flow hedges that were reclassified from accumulated other comprehensive loss during the period	2.8	—	—	2.8
NYMEX and CME gains (losses) recorded during the period that were associated with products that will be or were sold or purchased in future periods	(6.5)	1.1	(2.2)	(7.6)
Net gain (loss) on NYMEX and CME contracts	$(34.2)	$1.2	$(2.1)	$(35.1)

	Year Ended December 31, 2013
	Product Sales Revenue	Cost of Product Sales	Operating Expense	Net Impact on Results of Operations
NYMEX and CME gains (losses) recognized during the period that were associated with economic hedges of physical product sales or purchases during the period	$0.6	$2.3	$(3.6)	$(0.7)
NYMEX and CME losses from cash flow hedges that were reclassified from accumulated other comprehensive loss during the period	(4.4)	—	—	(4.4)
NYMEX and CME gains (losses) recorded during the period that were associated with products that will be or were sold or purchased in future periods	(6.8)	0.4	(0.2)	(6.6)
Net gain (loss) on NYMEX and CME contracts	$(10.6)	$2.7	$(3.8)	$(11.7)

	Year Ended December 31, 2014
	Product Sales Revenue	Cost of Product Sales	Operating Expense	Other Expense	Net Impact on Results of Operations
NYMEX and CME gains (losses) recognized during the period that were associated with economic hedges of physical product sales or purchases during the period	$61.5	$(6.5)	$9.6	$—	$64.6
NYMEX and CME gains (losses) recorded during the period that were associated with products that will be or were sold or purchased in future periods	83.8	(10.6)	8.2	(8.6)	72.8
Net gain (loss) on NYMEX and CME contracts	$145.3	$(17.1)	$17.8	$(8.6)	$137.4

Pipeline Tariff Increase. The FERC regulates the rates charged on interstate common carrier pipeline operations primarily through an indexing methodology, which establishes the maximum amount by which tariffs can be adjusted each year.  Approximately 40% of our refined products tariffs are subject to this indexing methodology while the remaining 60% of our refined products tariffs are either subject to regulations by the states in which we operate or are deemed competitive by the FERC, in which case these rates can be adjusted at our discretion based on competitive factors.  The FERC-approved indexing method to be used for the five-year period beginning in July 2011 is the annual change in the producer price index for finished goods (“PPI-FG”) plus 2.65%.  Based on the preliminary estimates for this indexing methodology in 2014, we expect to increase virtually all of our tariffs by approximately 4.6% on July 1, 2015. In 2016, a new index will be established by the FERC. Any change in the current indexing methodology will impact our ability to raise rates in the future.

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

A defined process for project review is integrated into our system integrity plan. Each year our remediation project managers meet to evaluate, in detail, the known environmental sites. The purpose of the annual project review is to assess all aspects of each project, evaluating what actions will be required to achieve regulatory compliance and estimating the costs and timing to execute the regulatory phases that can be reasonably estimated. During the site-specific evaluations, we utilize all known information in conjunction with professional judgment and experience to determine the appropriate approach for remediation and to assess liabilities. The process to achieve regulatory compliance consists of site investigation/delineation, site remediation and long-term monitoring. Each of these phases can, and often does, include unknown variables that complicate the task of evaluating the estimated costs to completion. At each accounting period-end, we re-evaluate our environmental estimates taking into account any new incidents that have occurred since the last annual meeting of the remediation project managers, any changes in the site situation remediation, including work to date, additional findings or changes in federal or state regulations and changes in cost estimates. Changes in our environmental liabilities since December 31, 2012 were as follows (in millions):

Balance	2013		Balance	2014		Balance
12/31/12	Accruals	Expenditures	12/31/13	Accruals	Expenditures	12/31/14
$48.3	$(1.6)	$(8.2)	$38.5	$5.8	$(8.0)	$36.3

During 2013, we decreased our environmental liability accruals by $1.6 million, which included a $10.6 million favorable adjustment related to an accrual for potential air emission fees we initially recognized in 2011. Excluding this adjustment, during 2013, we increased our environmental liability accruals $9.0 million, of which $2.5 million were environmental liabilities assumed in acquisitions, $0.4 million related to additional air emission fee accruals, $0.3 million was due to product releases which occurred during 2013 and $5.8 million related to historical releases. At December 31, 2013, we had recognized $4.8 million of receivables from insurance carriers associated with environmental claims.

During 2014, we increased our environmental liability accruals by $5.8 million. Of this amount, $0.6 million related to product releases that occurred during 2014 and $5.2 million related to historical releases. At December 31, 2014, we had recognized $5.1 million of receivables from insurance carriers associated with environmental claims.

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

The following table presents the estimated increase (decrease) in net periodic benefit expense and obligations that would result from a 1% change in the specified assumption (in thousands):

	Benefit Expense		Benefit Obligation
	1% Increase	1% Decrease	1% Increase	1% Decrease
Pension benefits:
Discount rate	$(4,896)	$6,123	$(28,361)	$36,369
Expected long-term rate of return on plan assets	$(1,264)	$1,264	$—	$—
Rate of compensation increase	$2,427	$(2,423)	$10,793	$(10,793)
Other postretirement benefits:
Discount rate	$(130)	$161	$(1,431)	$1,817
Assumed health care cost trend rate	$94	$(87)	$573	$(523)

The following table sets forth the increase (decrease) in our pension funding based on our current funding policy assuming a 1% change in the specified criterion (in thousands):

	1% Decrease	1% Increase
Projected return on assets	$130	$(99)
Rate of compensation increase	$(3,095)	$3,078

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

We estimate the long-term expected rate of return on plan assets using expectations of capital market results, which includes an analysis of historical results as well as forward-looking projections. We base these capital market expectations on a long-term period and on our investment strategy and asset allocation. We develop our estimates using input from several external sources, including consultation with our third-party independent investment consultant. We develop the forward-looking capital market projections using a consensus of expectations by economists for inflation and dividend yield, along with expected changes in risk premiums. Because our determined rate is an estimate of future results, it could be significantly different from actual results. The expected long-term average rate of return on plan assets used for our plans was 6.0% for 2014. Previously, the rate used had been approximately 7.0%. The expected rates of return on plan assets are long-term in nature; therefore, short-term market performance does not significantly affect our estimated long-term expected rate of return.

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

For all material acquisitions, we engage the services of an independent appraiser to assist us in determining the fair value of the acquired assets and liabilities, including goodwill; however, the ultimate determination of those values is the responsibility of our management. We base our estimates on assumptions believed to be reasonable, but which are inherently uncertain. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.

Goodwill and Impairment of Long-Lived Assets

Goodwill. At December 31, 2013 and 2014, we had recognized goodwill of $53.3 million. Goodwill resulting from a business combination is not subject to amortization; however, we test goodwill for impairment annually or more frequently when indicators of impairment exist. As required by Accounting Standards Codification ("ASC") 350, Goodwill and Other, we test goodwill at the reporting unit level for impairment annually and between annual tests if events or changes in circumstances indicate the carrying amount may exceed fair value. For 2014, we performed a qualitative assessment to determine whether the fair value of our reporting units was more likely than not less than their respective carrying amounts. Our evaluation  consisted of assessing the general impact of how a number of different elements would affect the fair value of our reporting units, including the current and projected future earnings of our reporting units, our capitalization, our current slate of capital projects, the growth in the distributions we pay to our unitholders, current and future interest rates and the impact of lower crude oil prices on our earnings and the acquisition markets. Our qualitative assessment indicated that there was no need to conduct further quantitative testing for goodwill impairment nor did our analysis reflect any reporting units at risk.  Different judgments from those we used in our qualitative analysis could result in the requirement to perform a quantitative goodwill impairment analysis. Results from that quantitative analysis could use projections and estimates different from those others might use, which could result in the recognition of an impairment loss. Any such impairment losses recognized could be material to our results of operations. The accounting estimate relative to assessing the impairment of goodwill is a critical accounting estimate for each of our reporting segments. Based on our assessment at December 31, 2012, 2013 and 2014, we do not believe our goodwill was impaired, and we did not record a goodwill impairment during 2012, 2013 or 2014.

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

Impairments recognized during 2012 and 2013 were not material. In 2014, we recognized an impairment associated with a certain terminal and related assets in our Refined Products segment that we subsequently sold in 2014 of $9.4 million, which we recorded to depreciation expense.

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

New Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-01, Income Statement–Extraordinary and Unusual Items. This standard eliminates the concept of extraordinary and unusual items from U.S. GAAP. The new standard is effective for annual and interim periods after December 15, 2015.  Early adoption is permitted. We adopted this standard on January 1, 2015. Our adoption of this ASU did not have a material impact on our results of operations, financial position or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This standard requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Before this new standard, no accounting guidance existed for management on when and how to assess or disclose going concern uncertainties. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after

December 15, 2016. Early application is permitted. We adopted this standard on January 1, 2015. Our adoption of this ASU did not have a material impact on our results of operations, financial position or cash flows.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718):  Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU finalizes the Emerging Issues Task Force’s Proposed ASU No. EITF-13D of the same name, and seeks to resolve the diversity in practice that exists when accounting for share-based payments.  This ASU requires that a performance target that affects vesting and can be achieved after the requisite service period be accounted for as a performance condition.  The new standard is effective for annual and interim periods after December 15, 2015.  Early adoption is permitted. We adopted this standard on January 1, 2015. Our adoption of this ASU did not have a material impact on our results of operations, financial position or cash flows.

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
.

Related Party Transactions

Barry R. Pearl is an independent member of our general partner's board of directors and is also a director of Targa Resources Partners, L.P. ("Targa"). In the normal course of business, we purchase butane from subsidiaries of Targa. For the years ended December 31, 2012, 2013 and 2014, we made purchases of butane from subsidiaries of Targa of $27.4 million, $30.4 million and $28.2 million, respectively. These purchases were made on the same terms as comparable third-party transactions. We recognized an accounts payable to Targa of $1.0 million and $0.9 million at December 31, 2013 and 2014, respectively.

Texas Frontera. We own a 50% interest in Texas Frontera, which owns approximately one million barrels of refined products storage at our Galena Park, Texas terminal. The storage capacity owned by this joint venture is leased to an affiliate of Texas Frontera under a long-term agreement. Texas Frontera began operations in October 2012. We receive management fees from Texas Frontera, which we report as affiliate management fee revenue on our consolidated statements of income.

Osage. We own a 50% interest in Osage, which owns a 135-mile crude oil pipeline in Oklahoma and Kansas that we operate. We receive management fees from Osage, which we report as affiliate management fee revenue on our consolidated statements of income.

Double Eagle. We own a 50% interest in Double Eagle, which transports condensate from the Eagle Ford shale formation in South Texas via a 195-mile pipeline to our terminal in Corpus Christi, Texas. Double Eagle began operations in 2013. Double Eagle is operated by an affiliate of the other 50% member of Double Eagle. We receive throughput revenue from Double Eagle that is included in our transportation and terminals revenue on our consolidated statements of income. For the years ended December 31, 2013 and 2014 we received throughput revenue of $1.4 million and $2.7 million, respectively, and recognized a $0.2 million and $0.3 million trade accounts receivable from Double Eagle at December 31, 2013 and 2014, respectively.

BridgeTex. We own a 50% interest in BridgeTex, which owns a 400-mile pipeline with related infrastructure to transport crude oil from Colorado City, Texas for delivery to Houston and Texas City, Texas refineries. BridgeTex began operations in September 2014. We receive construction management fees from BridgeTex, which we report as affiliate management fee revenue on our consolidated statements of income. As of December 31, 2014, we had recorded a $2.2 million liability to BridgeTex for construction management fees pre-paid to us.

On November 14, 2014, we acquired Oxy's ownership interest in a 40-mile crude oil pipeline in the Houston Gulf Coast area. In connection with this transaction, we entered into a long-term lease agreement with BridgeTex for capacity on our Houston-area crude oil distribution system. We recognized $2.6 million of capacity lease revenue from this agreement during 2014, which was included in transportation and terminals revenue on our consolidated statements of income. As of December 31, 2014, we had recognized a $2.6 million receivable from BridgeTex associated with this agreement.

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

The following are among the important factors that could cause future results to differ materially from any projected, forecasted, estimated or budgeted amounts we have discussed in this report:

•	overall demand for refined products, crude oil, liquefied petroleum gases and ammonia in the U.S.;

•	price fluctuations for refined products, crude oil, liquefied petroleum gases and ammonia and expectations about future prices for these products;

•	decreases in the production of crude oil in the basins served by our pipelines;

•	changes in general economic conditions, interest rates and price levels;

•	changes in the financial condition of our customers, vendors, derivatives counterparties, joint venture co-owners or lenders;

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

•
changes in supply patterns for our facilities due to geopolitical events, the activities of the Organization of the Petroleum Exporting Countries, changes in U.S. trade policies, technological developments or other factors;

•	our ability to manage interest rate and commodity price exposures;

•	changes in our tariff rates implemented by the FERC, the U.S. Surface Transportation Board or state regulatory agencies;

•	shut-downs or cutbacks at refineries, oil wells, petrochemical plants, ammonia production facilities or other customers or businesses that use or supply our services;

•	the effect of weather patterns and other natural phenomena, including climate change, on our operations and demand for our services;

•	an increase in the competition our operations encounter;

•	the occurrence of natural disasters, terrorism, operational hazards, equipment failures, system failures or unforeseen interruptions;

•	not being adequately insured or having losses that exceed our insurance coverage;

•	our ability to obtain insurance and to manage the increased cost of available insurance;

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

•
changes in laws and regulations to which we or our customers are or become subject, including tax withholding issues, safety, security, employment, hydraulic fracturing, derivatives transactions and environmental laws and regulations, including laws and regulations designed to address climate change;

•	the cost and effects of legal and administrative claims and proceedings against us or our subsidiaries;

•
the amount of our indebtedness, which could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds, place us at competitive disadvantages compared to our competitors that have less debt or have other adverse consequences;

•	the effect of changes in accounting policies;

•	the potential that our internal controls may not be adequate, weaknesses may be discovered or remediation of any identified weaknesses may not be successful;

•	the ability of third parties to perform on their contractual obligations to us;

•	petroleum product supply disruptions;

•	global and domestic repercussions from terrorist activities, including cyber attacks, and the government's response thereto; and

•	other factors and uncertainties inherent in the transportation, storage and distribution of petroleum products and ammonia.

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

Commodity Price Risk

Our commodity price risk primarily arises from our butane blending and fractionation activities, and from managing product imbalances associated with our refined products and crude oil pipelines. We use derivatives such as forward physical contracts, NYMEX petroleum products contracts and CME butane futures contracts to help us manage commodity price risk.

Forward physical contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of December 31, 2014, we had commitments under forward purchase and sale contracts used in our butane blending and fractionation activities as follows (in millions):

	Notional Value	Barrels
Forward purchase contracts	$108.2	2.8
Forward sale contracts	$0.5	—

We use NYMEX contracts to hedge against changes in the price of petroleum products we expect to sell from activities in which we acquire or produce petroleum products. Some of these NYMEX contracts qualify for hedge accounting treatment, and we designate and account for these contracts as either cash flow or fair value hedges. We account for those NYMEX contracts that do not qualify for hedge accounting treatment as economic hedges. We also use CME-traded butane futures agreements to hedge against changes in the price of butane that we expect to purchase in future periods. At December 31, 2014, we had open NYMEX contracts representing 4.2 million barrels of petroleum products we expect to sell in the future. Additionally, we had open CME butane futures agreements for 0.4 million barrels of butane we expect to purchase in the future. At December 31, 2014, the fair value of our open NYMEX contracts was an asset of $106.8 million and the fair value of our CME-traded butane futures agreements was a liability of $10.6 million.

At December 31, 2014, open NYMEX contracts representing 3.5 million barrels of petroleum products did not qualify for hedge accounting treatment. A $10.00 per barrel increase in the price of these NYMEX contracts for reformulated gasoline blendstock for oxygen blending (“RBOB”) gasoline or heating oil would result in a $35.0 million decrease in our operating profit and a $10.00 per barrel decrease in the price of these NYMEX contracts for RBOB or heating oil would result in a $35.0 million increase in our operating profit.

At December 31, 2014, we had open CME butane futures agreements representing 0.4 million barrels of butane we expect to purchase in the future. Relative to these agreements, a $10.00 per barrel increase in the price of butane would result in a $4.0 million increase in our operating profit and a $10.00 per barrel decrease in the price of butane would result in a $4.0 million decrease in our operating profit.

The increases or decreases in operating profit we recognize from our open NYMEX forward sales and open CME butane futures agreements would be substantially offset by higher or lower product sales revenue or cost of product sales when the physical sale or purchase of those products occur. These contracts may be for the purchase or sale of product in markets different from those in which we are attempting to hedge our exposure and the resulting hedges may not eliminate all price risks.

Interest Rate Risk
Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk.
In third and fourth quarter 2014, we entered into $250.0 million of forward-starting interest rate swap agreements to hedge against the risk of variability of 60 semi-annual future interest payments on a portion of debt we anticipate issuing in the next year. The fair value of these contracts at December 31, 2014 was a liability of $26.5 million. We account for these agreements as cash flow hedges. A 0.125% decrease in the interest rates would result in an increase in the fair value of this liability of approximately $7.2 million. A 0.125% increase in the interest rates would result in a decrease in the fair value of this liability of approximately $6.9 million.
At December 31, 2014, we had $296.9 million of commercial paper notes outstanding which represents variable rate debt. We can issue up to $1.0 billion of commercial paper, limited by the amounts available under our revolving credit facility. Considering the amount of commercial paper borrowings outstanding at December 31, 2014, our annual interest expense would change by $0.4 million if rates charged by our commercial paper lenders changed by 0.125%.

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

Management believes that the design and operation of our internal control over financial reporting at December 31, 2014 were effective.

We assessed our internal control system using the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO” criteria). As of December 31, 2014, based on the results of our assessment, management believed that we had no material weaknesses in internal control over our financial reporting. We maintained effective internal control over financial reporting as of December 31, 2014 based on 2013 COSO criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014, is included herein under the heading “Report of Independent Registered Public Accounting Firm" relative to internal control over financial reporting.

By:	/S/ MICHAEL N. MEARS
Chairman of the Board, President, Chief Executive Officer and Director of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.

By:	/S/ MICHAEL P. OSBORNE
Senior Vice President and Chief Financial Officer of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Magellan GP, LLC
General Partner of Magellan Midstream Partners, L.P.
and the Limited Partners of Magellan Midstream Partners, L.P.

We have audited Magellan Midstream Partners, L.P.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Magellan Midstream Partners, L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Magellan Midstream Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Magellan Midstream Partners, L.P. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, partners' capital and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma
February 20, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors of Magellan GP, LLC
General Partner of Magellan Midstream Partners, L.P.
and the Limited Partners of Magellan Midstream Partners, L.P.

We have audited the accompanying consolidated balance sheets of Magellan Midstream Partners, L.P. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of Magellan Midstream Partners, L.P.’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magellan Midstream Partners, L.P. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Magellan Midstream Partners, L.P.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Tulsa, Oklahoma
February 20, 2015

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit amounts)

	Year Ended December 31,
	2012	2013	2014
Transportation and terminals revenue	$970,744	$1,138,328	$1,402,638
Product sales revenue	799,382	744,669	878,974
Affiliate management fee revenue	1,948	14,609	22,111
Total revenue	1,772,074	1,897,606	2,303,723
Costs and expenses:
Operating	328,454	346,070	444,272
Cost of product sales	657,108	578,029	594,585
Depreciation and amortization	128,012	142,230	161,741
General and administrative	109,403	132,496	148,288
Total costs and expenses	1,222,977	1,198,825	1,348,886
Earnings of non-controlled entities	2,961	6,275	19,394
Operating profit	552,058	705,056	974,231
Interest expense	117,981	130,463	143,529
Interest income	(107)	(342)	(1,540)
Interest capitalized	(6,195)	(14,339)	(22,803)
Debt placement fee amortization expense	2,087	2,424	2,333
Other expense	—	—	8,573
Income before provision for income taxes	438,292	586,850	844,139
Provision for income taxes	2,622	4,613	4,620
Net income	$435,670	$582,237	$839,519

Basic net income per limited partner unit	$1.92	$2.57	$3.69

Diluted net income per limited partner unit	$1.92	$2.56	$3.69

Weighted average number of limited partner units outstanding used for basic net income per unit calculation	226,369	226,829	227,260

Weighted average number of limited partner units outstanding used for diluted net income per unit calculation	226,608	227,094	227,626

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2012	2013	2014
Net income	$435,670	$582,237	$839,519
Other comprehensive income:
Derivative activity:
Net gain (loss) on cash flow hedges(1)	13,889	(4,744)	(30,090)
Reclassification of net loss (gain) on cash flow hedges to income(1)	(2,924)	4,245	(124)
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (loss) gain(2)	(17,804)	14,089	(33,937)
Plan amendment(2)	16,020	—	—
Amortization of prior service credit(2)	(1,664)	(3,405)	(3,680)
Amortization of actuarial loss(2)	4,626	5,369	3,986
Settlement cost(2)	—	—	1,809
Total other comprehensive income (loss)	12,143	15,554	(62,036)
Comprehensive income	$447,813	$597,791	$777,483
(1) See Note 13–Derivative Financial Instruments for details of the amount of gain/loss recognized in accumulated other comprehensive loss ("AOCL") on derivatives and the amount of gain/loss reclassified from AOCL into income.
(2) See Note 10–Employee Benefit Plans for additional detail of the changes in employee benefit plan assets and benefit obligations that are recognized in other comprehensive income (loss).

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$25,235	$17,063
Trade accounts receivable	116,295	84,465
Other accounts receivable	6,462	15,711
Inventory	187,224	157,762
Energy commodity derivatives contracts, net	—	87,151
Energy commodity derivatives deposits	14,782	6,184
Other current assets	46,735	34,331
Total current assets	396,733	402,667
Property, plant and equipment	4,986,750	5,533,935
Less: accumulated depreciation	1,070,492	1,204,601
Net property, plant and equipment	3,916,258	4,329,334
Investments in non-controlled entities	360,852	613,867
Long-term receivables	2,730	28,611
Goodwill	53,260	53,260
Other intangibles (less accumulated amortization of $8,809 and $11,526 at December 31, 2013 and 2014, respectively)	7,290	4,573
Debt placement costs (less accumulated amortization of $9,113 and $8,952 at December 31, 2013 and 2014, respectively)	17,505	18,084
Tank bottoms and linefill	61,915	42,585
Other noncurrent assets	4,269	24,304
Total assets	$4,820,812	$5,517,285

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$76,326	$97,131
Accrued payroll and benefits	42,243	48,298
Accrued interest payable	44,935	45,973
Accrued taxes other than income	38,574	47,888
Environmental liabilities	12,147	10,564
Deferred revenue	63,164	71,142
Accrued product purchases	63,033	44,355
Energy commodity derivatives contracts, net	6,737	5,413
Energy commodity derivatives deposits	—	84,463
Current portion of long-term debt	249,971	—
Other current liabilities	41,146	80,928
Total current liabilities	638,276	536,155
Long-term debt	2,435,316	2,982,895
Long-term pension and benefits	51,637	75,155
Other noncurrent liabilities	21,802	29,069
Environmental liabilities	26,339	25,778
Commitments and contingencies
Partners' capital:
Limited partner unitholders (226,679 units and 227,068 units outstanding at December 31, 2013 and 2014, respectively)	1,666,946	1,949,773
Accumulated other comprehensive loss	(19,504)	(81,540)
Total partners’ capital	1,647,442	1,868,233
Total liabilities and partners' capital	$4,820,812	$5,517,285

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2013	2014
Operating Activities:
Net income	$435,670	$582,237	$839,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	128,012	142,230	161,741
Debt placement fee amortization expense	2,087	2,424	2,333
Loss on sale and retirement of assets	12,625	7,835	7,223
Earnings of non-controlled entities	(2,961)	(6,275)	(19,394)
Distributions from investments in non-controlled entities	2,961	2,494	3,086
Equity-based incentive compensation expense	21,036	24,083	27,284
Settlement cost, amortization of prior service credit and actuarial loss	2,962	1,964	2,115
Changes in components of operating assets and liabilities (Note 3)	44,063	16,084	83,394
Net cash provided by operating activities	646,455	773,076	1,107,301
Investing Activities:
Property, plant and equipment:
Additions to property, plant and equipment	(354,168)	(383,757)	(366,445)
Proceeds from sale and disposition of assets	1,056	3,610	10,780
Increase (decrease) in accounts payable related to capital expenditures	55,133	(37,678)	3,195
Acquisition of assets	—	(22,506)	(75,000)
Acquisition of business	—	(192,000)	—
Investments in non-controlled entities	(74,934)	(250,495)	(408,001)
Distributions in excess of earnings of non-controlled entities	4,832	780	5,487
Net cash used by investing activities	(368,081)	(882,046)	(829,984)
Financing Activities:
Distributions paid	(403,485)	(475,461)	(568,806)
Net commercial paper borrowings	—	—	296,942
Borrowings under long-term notes	248,345	298,680	257,713
Payments on notes	—	—	(250,000)
Debt placement costs	(2,552)	(4,849)	(2,912)
Net receipt (payment) on financial derivatives	10,977	(184)	(3,613)
Settlement of tax withholdings on equity-based incentive compensation	(13,001)	(12,259)	(14,813)
Net cash used by financing activities	(159,716)	(194,073)	(285,489)
Change in cash and cash equivalents	118,658	(303,043)	(8,172)
Cash and cash equivalents at beginning of period	209,620	328,278	25,235
Cash and cash equivalents at end of period	$328,278	$25,235	$17,063
Supplemental non-cash financing activities:
Issuance of limited partner units in settlement of equity-based incentive plan awards	$7,295	$6,404	$7,315

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(In thousands)

	Limited Partners	Accumulated Other Comprehensive Income (Loss)		Total Partners' Capital
Balance, January 1, 2012	$1,510,604	$(47,201)		$1,463,403
Comprehensive income:
Net income	435,670	—		435,670
Total other comprehensive income	—	12,143		12,143
Total comprehensive income	435,670	12,143		447,813
Distributions	(403,485)	—		(403,485)
Equity method incentive compensation expense	14,118	—		14,118
Issuance of limited partner units in settlement of equity-based incentive plan awards	7,295	—		7,295
Settlement of tax withholdings on equity-based incentive compensation	(13,001)	—		(13,001)
Other	(441)	—		(441)
Balance, December 31, 2012	1,550,760	(35,058)		1,515,702
Comprehensive income:
Net income	582,237	—		582,237
Total other comprehensive income	—	15,554		15,554
Total comprehensive income	582,237	15,554		597,791
Distributions	(475,461)	—		(475,461)
Equity method incentive compensation expense	15,532	—		15,532
Issuance of limited partner units in settlement of equity-based incentive plan awards	6,404	—		6,404
Settlement of tax withholdings on equity-based incentive compensation	(12,259)	—		(12,259)
Other	(267)	—		(267)
Balance, December 31, 2013	1,666,946	(19,504)		1,647,442
Comprehensive income:
Net income	839,519	—	—	839,519
Total other comprehensive loss	—	(62,036)		(62,036)
Total comprehensive income (loss)	839,519	(62,036)		777,483
Distributions	(568,806)	—		(568,806)
Equity method incentive compensation expense	19,963	—		19,963
Issuance of limited partner units in settlement of equity-based incentive plan awards	7,315	—		7,315
Settlement of tax withholdings on equity-based incentive compensation	(14,813)	—		(14,813)
Other	(351)	—		(351)
Balance, December 31, 2014	$1,949,773	$(81,540)		$1,868,233

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

Description of Business

Refined Products. Our refined products segment includes the operations of our refined products pipeline system, independent terminals and ammonia pipeline as well as blending and fractionation activities, each of which is briefly described below:

•
Our refined products pipeline system consists of approximately 9,500 miles of pipeline and 53 terminals that provide transportation, storage and distribution services. Our refined products pipeline system covers a 15-state area from the Gulf Coast across the central U.S. The products transported on our pipeline system are primarily gasoline, distillates, aviation fuels and liquefied petroleum gases. Product originates on our pipeline system from direct connections to refineries, at our terminals and through interconnections with other interstate pipelines for transportation and ultimate distribution to retail gasoline stations, truck stops, railroads, airports and other end users. Our refined products pipeline system also generates fees from ancillary services including ethanol and biodiesel loading and unloading, additive injection, custom blending, terminalling, laboratory testing and data services. Our blending activities involve purchasing liquefied petroleum gases and blending them into gasoline, which creates gasoline available for us to sell. Our fractionation activities include three fractionators along our pipeline system that separate transmix, an unusable mixture of various petroleum products, into gasoline and diesel fuel. We generate transmix from the commingling of products between different product batches during the transportation process on our pipelines. We also purchase transmix from third parties;

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

Crude Oil. Our crude oil segment includes approximately 1,600 miles of pipeline and 12 million barrels of crude oil storage used for leased storage. Our 450-mile Longhorn pipeline, which began crude oil service operations in early 2013, originates in Crane, Texas for deliveries to Houston-area refineries and pipelines. Our Houston-area crude oil distribution system originates at our East Houston, Texas terminal and other points in the Houston area for delivery to nearby refineries and pipelines. We also own approximately 300 miles of pipeline in Kansas and Oklahoma currently used for crude oil service. Revenues on our crude oil pipelines are generated primarily through transportation tariffs for crude oil shipped, as well as from leasing pipeline capacity to third parties.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Our terminal in Cushing, Oklahoma consists of approximately 10 million barrels of crude oil storage used for leased storage and is located in one of the largest crude oil trading hubs in the U.S. Our terminals at East Houston and Corpus Christi, Texas each include approximately one million barrels of crude oil storage used for leased storage. These facilities earn revenues primarily through leased storage and throughput fees.

Our crude oil segment also includes ownership interests in the following joint ventures:

•	a 50% interest in Osage Pipe Line Company, LLC (“Osage”), which owns a 135-mile pipeline that transports crude oil from Cushing, Oklahoma to refineries in El Dorado, Kansas;

•
a 50% interest in Double Eagle Pipeline LLC (“Double Eagle”), which transports condensate from the Eagle Ford shale formation in South Texas via a 195-mile pipeline to our terminal in Corpus Christi; and

•
a 50% interest in BridgeTex Pipeline Company, LLC (“BridgeTex”), which owns a 400-mile pipeline to transport crude oil from Colorado City, Texas for delivery to the Houston Gulf Coast area. The BridgeTex pipeline began commercial service to the Houston Gulf Coast area during September 2014.

Marine Storage. Our marine storage segment is comprised of storage terminals, which primarily store and distribute refined products. Our storage terminals are comprised of five facilities that have marine access in New Haven, Connecticut, Wilmington, Delaware, Marrero, Louisiana, and Corpus Christi and Galena Park, Texas which are located near major refining hubs along the U.S. Gulf and East Coasts. Our marine storage terminals have an aggregate storage capacity of approximately 26 million barrels. We earn revenue through storage and ancillary fees, including product heating, blending, mixing and additive injection for refiners and other large end users of refined products. We have a 50% interest in a refined products storage company, Texas Frontera, LLC ("Texas Frontera"), which owns approximately one million barrels of storage located at our terminal in Galena Park, Texas included in our aggregate storage capacity.

2.	Summary of Significant Accounting Policies

Basis of Presentation. Our consolidated financial statements include our refined products, crude oil and marine storage segments. We consolidated all entities in which we have a controlling ownership interest. We apply the equity method of accounting for entities where our ownership interest is greater than 20% but we do not control and which we have determined are not variable interest entities. We have eliminated all intercompany transactions.

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

Cash Equivalents. Cash and cash equivalents include demand and time deposits and funds that own highly marketable securities with original maturities of three months or less when acquired. We periodically assess the financial condition of the institutions where we hold these funds, and, at December 31, 2013 and 2014, we believed our credit risk relative to these funds was minimal.

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable represent valid claims against customers. We recognize accounts receivable when we sell products or render services and collection of the receivable is probable. We extend credit terms to certain customers based on historical dealings and to other

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

customers after a review of various credit indicators. We establish an allowance for doubtful accounts for all or any portion of an account where we consider collections to be at risk and evaluate reserves no less than quarterly to determine their adequacy. Judgments relative to at-risk accounts include the customers' current financial condition, the customers' historical relationship with us and current and projected economic conditions. We write off accounts receivable when we deem the account uncollectible.

 Inventory Valuation. Inventory is comprised primarily of refined products, liquefied petroleum gases, transmix and crude oil, which are stated and relieved at the lower of average cost or market. During 2014, we recorded a lower-of-average-cost-or-market adjustment of $39.3 million to our fractionation and butane blending inventories.

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

We capitalize expenditures to replace existing assets and retire the replaced assets. We capitalize expenditures when they extend the useful life, increase the productivity or capacity or improve the safety or efficiency of the asset. We capitalize direct project costs such as labor and materials as incurred. Indirect project costs, such as overhead, are capitalized based on a percentage of direct labor charged to the respective capital project. We charge expenditures for maintenance, repairs and minor replacements to operating expense in the period incurred.

Investments in Non-Controlled Entities. We account for investments greater than 20% in affiliates that we do not control using the equity method of accounting. Under this method, an investment is recorded at our acquisition cost or capital contributions, as adjusted by contractual terms, plus equity in earnings or losses since acquisition or formation, plus interest capitalized, less distributions received and amortization of interest capitalized and excess net investment. Excess net investment is the amount by which our investment in a non-controlled entity exceeded our proportionate share of the book value of the net assets of that investment. We amortize excess net investment over the weighted-average depreciable asset lives of the equity investee. Our unamortized excess net investment was $15.1 million and $79.0 million at December 31, 2013 and 2014, respectively. The increase in the amount of unamortized excess investment during 2014 was due primarily to our investment in BridgeTex. We evaluate equity method investments for impairment whenever events or circumstances indicate that there is an other-than-temporary loss in value of the investment. In the event that we determine that the loss in value of an investment is other-than-temporary, we would record a charge to earnings to adjust the carrying value to fair value. We recognized no equity investment impairments during 2012, 2013 or 2014.

Goodwill and Other Intangible Assets. We do not amortize goodwill, which represents the excess of fair value of the business acquired over the fair value of assets acquired and liabilities assumed. We evaluate goodwill for impairment annually as of October 1st and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below carrying value. Goodwill was $53.3 million at both December 31, 2013 and 2014. Our reported goodwill at December 31, 2014 included $38.4 million allocated to our refined products segment, $12.1 million allocated to our crude oil segment and $2.8 million allocated to our marine storage segment.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

For 2014, we performed a qualitative assessment to determine whether the fair value of our reporting units was more likely than not less than their respective carrying amounts.  Our evaluation consisted of assessing the general impact of how a number of different elements would affect the fair value of our reporting units; including, the current and projected future earnings of our reporting units, our capitalization, our current slate of capital projects, the growth in the distributions we pay to our unitholders, current and future interest rates and the impact of lower crude oil prices on our earnings and the acquisition markets.  As of October 1, 2014, our qualitative assessment indicated that there was no need to conduct further quantitative testing nor did our analysis reflect any reporting units at risk.  If, based on the results of our qualitative assessment, we believed it was more likely than not the fair value of our reporting units were less than the carrying amount, we would have performed step one of the two-step goodwill impairment test. The first step of the goodwill impairment test determines whether an impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill.  If the estimated fair value of the reporting unit exceeds its carrying amount, no impairment is indicated. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment is indicated and the second step of the test is performed to measure the amount of impairment by comparing the implied fair value of the reporting unit goodwill to the carrying amount of that goodwill.  For periods prior to 2014, our October 1st goodwill assessment was based on a quantitative assessment of the fair value of our reporting units.

We amortize other intangible assets over their estimated useful lives of 5 years up to 25 years. The weighted-average asset life of our other intangible assets at December 31, 2014 was approximately 6 years. We adjust the useful lives of our other intangible assets if events or circumstances indicate there has been a change in the remaining useful lives. We eliminate from our balance sheets the gross carrying amount and the related accumulated amortization for any fully amortized intangibles in the year they are fully amortized. We review our other intangible assets for impairment whenever events or changes in circumstances indicate we should assess the recoverability of the carrying amount of the intangible asset. We recognized no impairments for other intangible assets in 2012, 2013 and 2014. Amortization of other intangible assets was $1.9 million, $6.0 million and $2.7 million in 2012, 2013 and 2014, respectively, of which $0.6 million and $0.2 million was charged against transportation and terminals revenue in each year during 2012 and 2013, respectively.

Tank Bottoms and Linefill. A contract we have with a customer at our crude oil terminal in Cushing, Oklahoma requires us to maintain a minimum volume of crude oil in the tanks they utilize at that facility. Because of this contractual requirement, the crude oil we own at that facility is not sold in the normal course of our business; therefore, we classify these crude oil barrels as a long-term asset carried at cost adjusted for gains or losses on certain derivative contracts classified as fair value hedges. At December 31, 2014, our tank bottoms and linefill consisted of 0.7 million barrels of crude oil with a carrying value of $42.6 million. We have entered into New York Mercantile Exchange ("NYMEX") contracts representing 0.7 million barrels of crude oil, which we have designated as fair value hedges against price changes in our tank bottoms and linefill. The cumulative gains (losses) of these derivative agreements as of December 31, 2013 and 2014 were $(8.7) million and $13.3 million, respectively, which were recorded as decreases (increases) to the tank bottoms and linefill.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

impairment to recognize. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the financial statements.
Impairments we recognized in 2012 and 2013 were not material. In 2014, based on an impairment analysis we performed, we accelerated the depreciation of a certain terminal and related assets in our Refined Products segment (that we subsequently sold in 2014) by $9.4 million.

Debt Placement Costs. We capitalize costs incurred for debt borrowings when paid and amortize those costs over the life of the associated debt instrument using the effective interest method. When debt is retired before its scheduled maturity date, we write off any remaining placement costs associated with that debt.

Interest Capitalized. During construction, we capitalize interest on all construction projects requiring a completion period of three months or longer and total project costs exceeding $0.5 million. The interest we capitalize is based on the weighted-average interest rate of our debt. The weighted average rates used to capitalize interest on borrowed funds was 5.3%, 5.2% and 4.9% for the years ended December 31, 2012, 2013 and 2014, respectively.

Pension and Postretirement Medical and Life Benefit Obligations. We sponsor three pension plans that cover substantially all of our employees, a postretirement medical and life benefit plan for certain employees and a defined contribution plan. Our pension and postretirement benefit liabilities represent the funded status of the present value of benefit obligations of these plans.

We develop pension, postretirement medical and life benefits costs from actuarial valuations. We establish actuarial assumptions to anticipate future events and use those assumptions when calculating the expense and liabilities related to these plans. These factors include assumptions management makes concerning interest rates, expected investment return on plan assets, health care costs trend rates, turnover rates and rates of future compensation increases, among others. In addition, we use subjective factors such as withdrawal and mortality rates to develop actuarial valuations. Management reviews and updates these assumptions on an annual basis. The actuarial assumptions that we use may differ from actual results due to changing market rates or other factors. These differences could affect the amount of pension and postretirement medical and life benefit expense we will recognize in future periods.

Derivative Financial Instruments. We use derivative instruments to manage market price risks associated with inventories, interest rates, our tank bottom and linefill assets and certain forecasted transactions. Our policies prohibit us from engaging in speculative trading activities. For certain physical forward commodity derivative contracts, accounting guidance provides for and we apply the normal purchase/normal sale exception, whereby changes in the mark-to-market values of such contracts are not recognized in income, rather the revenues and expenses associated with such transactions are recognized during the period when commodities are physically delivered or received. Physical forward commodity contracts subject to this exception are evaluated for the probability of future delivery and are periodically back-tested once the forecasted period has passed to determine whether similar forward contracts are probable of physical delivery in the future. For all other derivative contracts, we record the agreements on our balance sheets at fair value.

For those instruments that qualify for hedge accounting, the accounting treatment depends on their intended use and their designation. We divide derivative financial instruments qualifying for hedge accounting treatment into two categories: (1) cash flow hedges and (2) fair value hedges. We execute cash flow hedges to hedge against the variability in cash flows related to a forecasted transaction and execute fair value hedges to hedge against the changes in the value of a recognized asset or liability. At the inception of a hedged transaction, we document the relationship between the hedging instrument and the hedged item, the risk management objectives and the methods used for assessing and testing correlation and hedge effectiveness. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows or fair value of the hedged item. If we determine that a derivative originally

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

designated as a cash flow or fair value hedge is no longer highly effective, we discontinue hedge accounting prospectively and record the change in the fair value of the derivative in current earnings. The change in fair value of derivative financial instruments that are not designated as a hedging instrument is included in current earnings.

As part of our risk management process, we assess the creditworthiness of the financial and other institutions with which we execute financial derivatives. Such financial instruments involve the risk of non-performance by the counterparty, which could result in material losses to us.

We have entered into NYMEX commodity based futures contracts to hedge against price changes on a portion of the refined products we expect to sell in the future and changes in the fair value of our tank bottoms and linefill. Some of these contracts have qualified as cash flow or fair value hedges under Accounting Standards Codification ("ASC") No. 815, Derivatives and Hedging, while others have not. We record the effective portion of the gains or losses for those contracts that qualify for and are designated as cash flow hedges in other comprehensive income and the ineffective portion in product sales revenue. We reclassify gains and losses from contracts that qualify as cash flow hedges from other comprehensive income to product sales revenue when the hedged transaction occurs and we terminate the derivative agreement. We record the effective portion of the gains or losses for those contracts that qualify as fair value hedges as adjustments to the assets being hedged and the ineffective portions as well as amounts excluded from the assessment of hedge effectiveness as adjustments to other income or expense. We recognize the change in fair value of those agreements that are not designated as hedges in product sales revenue, except for those undesignated agreements that economically hedge the inventories associated with our pipeline system overages. We record the change in fair value of those agreements in operating expenses.

In addition, we have entered into Chicago Mercantile Exchange ("CME")-traded butane futures agreements to hedge against changes in the price of butane we expect to purchase in the future. We account for all of these agreements as economic hedges, with period changes in the fair value of these agreements recorded as adjustments to cost of product sales.

We use interest rate derivatives to help manage interest rate risk. We record any ineffectiveness on derivatives designated as hedging instruments to interest expense and the change in fair value of interest rate derivatives that we do not designate as hedging instruments to other income or expense in our results of operations. For the effective portion of interest rate cash flow hedges, we record the noncurrent portion of unrealized gains or losses as an adjustment to other comprehensive income with the current portion recorded as an adjustment to interest expense. For the effective portion of fair value hedges on long-term debt, we record the noncurrent portion of gains or losses as an adjustment to long-term debt with the current portion recorded as an adjustment to interest expense.

See Comprehensive Income in this Note 2 for details of the derivative gains and losses included in accumulated other comprehensive loss.

Revenue Recognition. We recognize pipeline transportation revenue for crude oil shipments when our customers take possession of their product from our system. For ammonia shipments and shipments of refined products under published tariffs that combine transportation and terminalling services, we recognize revenue when our customers take possession of their product from our system through tanker trucks, railcars or third-party pipelines. For all other shipments, where terminalling services are not included in the tariff, we recognize revenue when our customers' product arrives at the customer-designated delivery point. We have certain agreements that require counterparties to ship a minimum volume over an agreed-upon period. Revenue pursuant to such agreements is recognized at the earlier of when the volume is shipped or when the counterparty’s ability to meet the minimum volume commitment has expired.

We recognize injection service fees associated with additives upon injection to the customer's product, which occurs at the time we deliver the product to our customers. We recognize leased tank storage, pipeline capacity

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

leases, terminalling, throughput, ethanol loading and unloading services, laboratory testing, data services, pipeline operation fees and other miscellaneous service-related revenue upon completion of contract services. We recognize product sales upon delivery of the product to the customer. See Derivative Financial Instruments above for a discussion of how these agreements impact product sales. We record back-to-back purchases and sales of refined products where we are acting as an agent to facilitate refined product sales between a supplier and a customer on a net basis.

Deferred Transportation Revenue and Costs. Generally, we invoice customers on our refined products pipeline for transportation services when their product enters our system. At each period end, we record all invoiced amounts associated with products that have not yet been delivered (in-transit products) as a deferred liability. The value of this liability is calculated as the total of the volume of each product type, for each pipeline region, multiplied by the average tariff rate for that product type for the most recent month invoiced to our customers. We use the most recent month's average tariff rate because the product in our pipeline system generally turns over every month. Additionally, at each period end, we defer the direct costs we have incurred associated with these in-transit products, until delivery occurs, as a deferred asset. These direct costs are estimated based on our average per-barrel direct delivery cost for the current year multiplied by the total in-transit barrels in our system at the end of the period multiplied by 50% to reflect the average transportation costs incurred for all products across all our pipeline systems. We use 50% of the in-transit barrels because that best represents the average delivery point of all barrels in our pipeline system. These deferred revenues and costs are determined using judgments and assumptions that management considers reasonable.

Pipeline Over/Short Product. The tariffs we charge for our pipeline transportation systems are primarily regulated by the Federal Energy Regulatory Commission (“FERC”); however, certain tariffs are regulated by the Surface Transportation Board or state regulatory authorities. Our tariffs include provisions which allow us to deduct from our customer's inventory a small percentage of the products our customers transport on our pipeline systems. We refer to these product quantities as tender deductions. The purpose of these tender deductions is to help offset the product losses we sustain as a result of shrinkage, evaporation, protection of product quality and product measurement inaccuracies. We record these tender deductions as an increase of pipeline over/short product inventory and a reduction of operating expense. Each period end, we measure the volume of each type of product in our pipeline system, which is compared to the volumes of our customers' inventories (as adjusted for tender deductions).  To the extent that the product volumes in our pipeline system exceeds the volumes of our customers' book inventories, we increase our product inventories and recognize a gain; however, to the extent the product in our pipeline system is less than our customers' book inventories, we record a liability (for product owed to our customers) and recognize a loss.  The product gains and losses we recognize are recorded based on period-end product market prices, and we include those gains or losses in operating expenses on our consolidated statements of income.

Excise Taxes Charged to Customers. Revenues are recorded net of all amounts charged to our customers for excise taxes.

Equity-Based Incentive Compensation. The compensation committee of our general partner (the “compensation committee") has approved incentive awards of phantom units representing limited partner interests in us to certain employees. The awards granted include performance-based awards and retention awards, both of which include distribution equivalent rights. Further, the compensation committee has issued phantom units with distribution equivalent rights to our independent directors who have deferred the receipt of board fees into the director deferred compensation plan.

Under ASC 718, Compensation-Stock Compensation, we classify unit awards as either equity or liabilities. Fair value for award grants classified as equity is determined on the grant date of the award, and we recognize this value as compensation expense ratably over the requisite service period, which is the vesting period of each unit

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

award. Because all of our unit awards contain full distribution equivalent rights, the per-unit fair value of our equity awards is the closing price of our limited partner units on the grant date. However, the per-unit fair value of the equity awards we issued in 2014 also includes the fair value of the market-based component of those awards. Compensation expense for awards classified as equity is calculated as the number of unit awards classified as equity less estimated forfeitures, multiplied by the per unit grant date fair value of those awards, multiplied by the percentage of the requisite service period completed at each period end, multiplied by the expected payout percentage, less previously-recognized compensation expense. We re-measure unit awards classified as liabilities at fair value on the close of business at each reporting period end until settlement date. Fair value at each re-measurement date is the closing price of our limited partner units at each period end. Compensation expense for unit awards classified as liabilities is the number of unit awards classified as liabilities less estimated forfeitures, multiplied by the re-measured per-unit fair value of the awards, multiplied by the percentage of the requisite service period completed at each period end, multiplied by the expected payout percentage, less previously-recognized compensation expense.

Performance-based awards include provisions that can result in payouts to the recipients of the 2013 awards of from 0% up to 250% of the targeted amount of the award and, to the recipients of the 2014 awards of from 0% to 200% of the targeted amount of the award. Additionally, the 2014 awards are subject to a market performance metric, which could increase or decrease the payout of the award by as much as 50%. Judgments and assumptions of the final award payouts are inherent in the accruals recorded for equity-based incentive compensation costs. The use of alternate judgments and assumptions could result in the recognition of different levels of equity-based incentive compensation costs.

Payouts related to retention awards are based solely on the completion of the requisite service period by the employee. Retention awards contain no provisions which would provide for a payout to the employee of anything other than the original number of units awarded and the associated distribution equivalents.

The vesting period for both the performance-based and retention awards is generally three years; however, certain awards have been issued with shorter vesting periods while others have vesting periods of up to four years. We settle vested non-director award grants by issuing new common units, except for the associated statutory minimum tax withholding, which we settle by paying with cash on hand. Phantom units issued to our directors are settled in cash in January of the year following their death or resignation from the board of directors of our general partner.

Contingencies and Environmental. Certain conditions may exist as of the date our consolidated financial statements are issued that could result in a loss to us, but which will only be resolved when one or more future events occur or fail to occur. Our management assesses such contingent liabilities, which inherently involves significant judgment. In assessing loss contingencies related to legal proceedings that are pending against us or for unasserted claims that may result in proceedings, our management, with input from legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

Environmental expenditures are charged to operating expense or capitalized based on the nature of the expenditures. Environmental expenditures that meet the capitalization criteria for property, plant and equipment, as well as costs that mitigate or prevent environmental contamination that has yet to occur, are capitalized. We expense expenditures that relate to an existing condition caused by past operations. We record environmental liabilities assumed in a business combination at fair value, otherwise, we record environmental liabilities on an undiscounted basis. We recognize liabilities for other commitments and contingencies when, after analyzing the available information, we determine it is probable that an asset has been impaired, or that a liability has been incurred and the amount of impairment or loss can be reasonably estimated. When we can estimate a range of probable loss, we

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

accrue the most likely amount within that range, or if no amount is more likely than another, we accrue the minimum of the range of probable loss. We expense legal costs associated with loss contingencies as incurred.

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

Income Taxes. We are a partnership for income tax purposes and, therefore, have not been subject to federal or state income taxes for most of the states in which we operate. The tax on our net income is borne by the individual partners through the allocation of taxable income. Net income for financial statement purposes may differ significantly from taxable income of unitholders because of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partner's tax attributes is not available to us.

As a publicly traded limited partnership, we are subject to a statutory requirement that our "qualifying income" (as defined by the Internal Revenue Code, related Treasury Regulations, and Internal Revenue Service pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income does not meet this statutory requirement, we could be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2012, 2013 and 2014, our qualifying income met the statutory requirement.

The amounts recognized as provision for income taxes in our consolidated statements of income reflect a partnership-level tax levied by the state of Texas. This tax is based on revenues less direct costs of sale for our assets apportioned to the state of Texas.

Net Income Per Unit. We calculate basic net income per limited partner unit for each period by dividing net income by the weighted-average number of limited partner units outstanding. Diluted net income per limited partner unit for each period is the same calculation as basic net income per limited partner unit, except the weighted-average limited partner units outstanding includes the dilutive effect of phantom unit grants associated with our long-term incentive plan in periods where contingent performance metrics have been met.

Comprehensive Income. We account for comprehensive income in accordance with ASC 220, Comprehensive Income. Comprehensive income was determined based on our net income adjusted for changes in other comprehensive income (loss) from unrealized gains or losses from derivative hedging transactions, reclassification of derivative gain and losses to net income and adjustments to record the periodic and settlement

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

costs of our pension and postretirement benefit plans and our pension and postretirement benefit obligation liabilities at the funded status of the present value of the benefit obligations.

Amounts included in accumulated other comprehensive loss ("AOCL") are as follows (in thousands):

	Derivative Gains (Losses)	Pension and Postretirement Liabilities	Accumulated Other Comprehensive Loss
Balance, January 1, 2012	$3,161	$(50,362)	$(47,201)
Derivative activity:
Net gain on cash flow hedges(1)	13,889	—	13,889
Reclassification of net gain on cash flow hedges to income(1)	(2,924)	—	(2,924)
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss(2)	—	(17,804)	(17,804)
Plan amendment(2)	—	16,020	16,020
Amortization of prior service credit(2)	—	(1,664)	(1,664)
Amortization of actuarial loss(2)	—	4,626	4,626
Balance, December 31, 2012	14,126	(49,184)	(35,058)
Derivative activity:
Net loss on cash flow hedges(1)	(4,744)	—	(4,744)
Reclassification of net loss on cash flow hedges to income(1)	4,245	—	4,245
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain(2)	—	14,089	14,089
Amortization of prior service credit(2)	—	(3,405)	(3,405)
Amortization of actuarial loss(2)	—	5,369	5,369
Balance, December 31, 2013	13,627	(33,131)	(19,504)
Derivative activity:
Net loss on cash flow hedges(1)	(30,090)	—	(30,090)
Reclassification of net gain on cash flow hedges to income(1)	(124)	—	(124)
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss(2)	—	(33,937)	(33,937)
Amortization of prior service credit(2)	—	(3,680)	(3,680)
Amortization of actuarial loss(2)	—	3,986	3,986
Settlement cost(2)	—	1,809	1,809
Balance, December 31, 2014	$(16,587)	$(64,953)	$(81,540)
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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

New Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-01, Income Statement–Extraordinary and Unusual Items. This standard eliminates the concept of extraordinary and unusual items from U.S. GAAP. The new standard is effective for annual and interim periods after December 15, 2015.  Early adoption is permitted. We adopted this standard on January 1, 2015. Our adoption of this ASU did not have a material impact on our results of operations, financial position or cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements–Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This standard requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Before this standard, no accounting guidance existed for management on when and how to assess or disclose going concern uncertainties. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. We adopted this standard on January 1, 2015. Our adoption of this ASU did not have a material impact on our results of operations, financial position or cash flows.

In June 2014, the FASB issued ASU 2014-12, Compensation–Stock Compensation (Topic 718):  Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU finalizes the Emerging Issues Task Force’s Proposed ASU No. EITF-13D of the same name and seeks to resolve the diversity in practice that exists when accounting for share-based payments.  This ASU requires that a performance target that affects vesting and can be achieved after the requisite service period to be accounted for as a performance condition.  The new standard is effective for annual and interim periods after December 15, 2015.  Early adoption is permitted. We adopted this standard on January 1, 2015. Our adoption of this ASU did not have a material impact on our results of operations, financial position or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which eliminates the industry-specific guidance in U.S. GAAP and produces a single, principles-based method for companies to report revenue in their financial statements. This standard requires companies to make more estimates and use more judgment than under current guidance. In addition, all companies must compile more extensive footnote disclosures about how the revenue numbers were derived. This ASU is effective for periods beginning January 1, 2017 and requires either a full retrospective or modified retrospective adoption. We have not yet determined which adoption method we will employ. Early adoption of this standard is not allowed. We are currently in the process of evaluating the impact this new standard will have on our financial statements.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

3.	Consolidated Statements of Cash Flows
Changes in the components of operating assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2012	2013	2014
Trade accounts receivable and other accounts receivable	$(10,867)	$(19,314)	$49,215
Inventory	36,972	34,664	29,462
Energy commodity derivatives contracts, net of derivatives deposits	16,097	534	(7,583)
Accounts payable	(11,175)	2,002	(10,918)
Accrued payroll and benefits	2,250	9,809	6,055
Accrued interest payable	1,512	2,876	1,038
Accrued taxes other than income	5,519	5,485	9,094
Accrued product purchases	12,249	(9,016)	(18,678)
Deferred revenue	6,388	16,793	7,978
Current and noncurrent environmental liabilities	(1,372)	(12,247)	(2,144)
Other current and noncurrent assets and liabilities	(13,510)	(15,502)	19,875
Total	$44,063	$16,084	$83,394

Other current and noncurrent assets and liabilities above exclude certain non-cash items that were reflected in the consolidated balance sheet but were not reflected in the statement of cash flows. At December 31, 2012, 2013 and 2014, the long-term pension and benefits liability was increased (decreased) by $1.8 million, $(14.1) million and $33.9 million, respectively, resulting in a corresponding increase (decrease) in accumulated other comprehensive loss. Additionally, at December 31, 2014, associated with our interest rate hedges, other current liabilities were increased by $26.5 million resulting in a corresponding increase in accumulated other comprehensive loss.

4.	Investments in Non-Controlled Entities

Our investments in non-controlled entities are summarized below:

Texas Frontera. We own a 50% interest in Texas Frontera, which owns approximately one million barrels of refined products storage at our Galena Park, Texas terminal. The storage capacity owned by this venture is leased to an affiliate of Texas Frontera under a long-term agreement. Texas Frontera began operations in October 2012. We receive management fees from Texas Frontera, which we report as affiliate management fee revenue on our consolidated statements of income.

Osage. We own a 50% interest in Osage, which owns a 135-mile crude oil pipeline in Oklahoma and Kansas that we operate. We receive management fees from Osage, which we report as affiliate management fee revenue on our consolidated statements of income.

Double Eagle. We own a 50% interest in Double Eagle, which transports condensate from the Eagle Ford shale formation in South Texas via a 195-mile pipeline to our terminal in Corpus Christi, Texas. Double Eagle began operations in 2013. Double Eagle is operated by an affiliate of the other 50% member of Double Eagle. We receive throughput revenue from Double Eagle that is included in our transportation and terminals revenue on our consolidated statements of income. For the years ended December 31, 2013 and 2014, we received throughput

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

revenue of $1.4 million and $2.7 million, respectively, and recognized a $0.2 million and $0.3 million trade accounts receivable from Double Eagle at December 31, 2013 and 2014, respectively.

BridgeTex. We own a 50% interest in BridgeTex, which owns a 400-mile pipeline with related infrastructure that transports crude oil to our East Houston terminal for further distribution to refineries in the Gulf Coast region. The BridgeTex pipeline began commercial operations in September 2014. During 2014, we received construction management fees, and in September 2014, we began receiving operating management fees from BridgeTex, which we report as affiliate management fee revenue on our consolidated statements of income. As of December 31, 2014, we had recorded a $2.2 million liability to BridgeTex for construction management fees pre-paid to us.

In November 2014, we acquired from a subsidiary of Occidental Petroleum Corporation ("Oxy") their ownership in a 40-mile crude oil pipeline in the Houston Gulf Coast area (see Note 5 – Business Combination and Asset Acquisition for further details regarding this transaction). In connection with this transaction, we entered into a long-term lease agreement with BridgeTex for capacity on our Houston area crude oil distribution system. We recognized $2.6 million of capacity lease revenue from this agreement during 2014, which was included in transportation and terminals revenue on our consolidated statements of income. As of December 31, 2014, we had recognized a $2.6 million receivable from BridgeTex associated with this agreement.

The operating results of Texas Frontera are included in our marine storage segment and the operating results of Osage, Double Eagle and BridgeTex are included in our crude oil segment.

A summary of our investments in non-controlled entities follows (in thousands):

	BridgeTex	All Others	Consolidated
Investments at December 31, 2013	$246,875	$113,977	$360,852
Additional investment	392,812	15,189	408,001
Adjustment to investment due to the distribution of assets to owners	(165,157)	—	(165,157)
Other adjustment to investment	—	(650)	(650)
Earnings of non-controlled entities:
Proportionate share of earnings	15,348	5,326	20,674
Amortization of excess investment and capitalized interest	(530)	(750)	(1,280)
Earnings of non-controlled entities	14,818	4,576	19,394
Less:
Distributions of earnings from investments in non-controlled entities	—	3,086	3,086
Distributions in excess of earnings of non-controlled entities	—	5,487	5,487
Investments at December 31, 2014	$489,348	$124,519	$613,867

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Summarized financial information of our non-controlled entities as of and for the year ended December 31, 2014 follows (in thousands):

	BridgeTex	All Others	Consolidated
Current assets	$66,409	$11,032	$77,441
Noncurrent assets	821,323	210,587	1,031,910
Total assets	$887,732	$221,619	$1,109,351
Current liabilities	$71,066	$4,724	$75,790
Noncurrent liabilities	94	1,783	1,877
Total liabilities	$71,160	$6,507	$77,667
Equity	$816,572	$215,112	$1,031,684
Revenue	$49,200	$34,856	$84,056
Net income	$30,696	$10,583	$41,279

5.	Business Combination and Asset Acquisition

2013 Business Combination. During 2013, we acquired certain refined petroleum products pipelines and terminals from Plains All American Pipeline, L.P. We have accounted for this acquisition as a business combination under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The acquisition was completed in two parts, as follows:

•
New Mexico/Texas System. In July 2013, we acquired approximately 250-miles of common carrier pipeline that transports refined petroleum products from El Paso, Texas north to Albuquerque, New Mexico and transports products south to the United States–Mexico border for delivery within Mexico via a third-party pipeline for $57.0 million. We funded this acquisition with cash on hand.

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

The final purchase price and assessment of the fair value of the assets acquired and liabilities assumed in the business combination we completed during 2013 were as follows (in thousands):

Purchase price allocation:	$192,000
Fair value of assets acquired (liabilities assumed):
Property, plant and equipment	$192,422
Other current assets	2,048
Current environmental liabilities	(2,470)
Total	$192,000

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following amounts from this business combination were included in our operating results for the year ending December 31, 2013 (in thousands):

Revenue	$12,661
Operating profit	$6,400

The following summarized pro forma consolidated income statement information assumes that this acquisition of a business during 2013 referred to above occurred as of January 1, 2012. These pro forma results are for comparative purposes only and may not be indicative of the results that would have occurred had this acquisition been completed on January 1, 2012 or the results that will be attained in the future (in thousands).

	Year Ended December 31, 2012		Year Ended December 31, 2013
	As Reported	Pro Forma	As Reported	Pro Forma
Revenue	$1,772,074	$1,812,635	$1,897,606	$1,924,316
Net income	$435,670	$442,096	$582,237	$591,377

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

2014 Asset Acquisition. In November 2014, in connection with Oxy's sale of its ownership interest in BridgeTex to a third party, we acquired from a subsidiary of Oxy its ownership interest in a 40-mile crude oil pipeline that extends from our East Houston, Texas terminal to Texas City, Texas, and 1.4 million barrels of crude oil tankage and related infrastructure at the East Houston, Texas terminal for $75.0 million. At the time of this acquisition, construction of the crude oil storage tankage was complete; however, only a portion of the pipeline construction from East Houston to Texas City, Texas had been completed. Following this transaction, our ownership in these assets was 100%. Concurrent with this transaction, BridgeTex entered into a long-term lease agreement for capacity on our Houston-area crude oil distribution system.

6.	Inventory
Inventory at December 31, 2013 and 2014 was as follows (in thousands):

	December 31,
	2013	2014
Refined products	$77,144	$67,055
Liquefied petroleum gases	23,476	37,642
Transmix	72,156	36,867
Crude oil	7,188	10,015
Additives	7,260	6,183
Total inventory	$187,224	$157,762

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

7.	Product Sales Revenue
The amounts reported as product sales revenue on our consolidated statements of income include revenue from the physical sale of petroleum products and from mark-to-market adjustments from NYMEX contracts. See Note 2 – Summary of Significant Accounting Policies – Derivative Financial Instruments for a discussion of how derivative agreements impact our product sales. Further, see Note 13 – Derivative Financial Instruments for disclosures regarding our NYMEX contracts.

For the years ended December 31, 2012, 2013 and 2014, product sales revenue included the following (in thousands):

	Year Ended December 31,
	2012	2013	2014
Physical sale of refined products	$833,581	$755,266	$733,654
NYMEX contract adjustments:
Change in value of NYMEX contracts that did not qualify for hedge accounting treatment and the effective portion of gains and losses of matured NYMEX contracts that qualified for hedge accounting treatment associated with our butane blending and fractionation activities(1)	(30,270)	(10,586)	145,308
Change in value of NYMEX contracts that did not qualify for hedge accounting treatment associated with the Houston-to-El Paso pipeline section linefill working inventory(1)	(3,940)	—	—
Other	11	(11)	12
Total NYMEX contract adjustments	(34,199)	(10,597)	145,320
Total product sales revenue	$799,382	$744,669	$878,974

 (1) The associated petroleum products for these activities are, to the extent still owned as of the statement date, or were, to the extent no longer owned as of the statement date, classified as inventory in current assets on our consolidated balance sheets.

8.	Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

			Estimated Depreciable Lives
	December 31,
	2013	2014
Construction work-in-progress	$165,129	$314,349
Land and rights-of-way	78,405	75,219
Carrier property	2,135,905	2,231,319	7 to 59 years
Buildings	41,383	45,567	20 to 55 years
Storage tanks	1,141,271	1,198,758	10 to 40 years
Pipeline and station equipment	593,396	715,891	3 to 59 years
Processing equipment	716,103	826,587	3 to 56 years
Other	115,158	126,245	3 to 48 years
Property, Plant and Equipment, Gross	$4,986,750	$5,533,935

Carrier property is defined as pipeline assets regulated by the FERC. Other includes total interest capitalized as of December 31, 2013 and 2014 of $33.2 million and $35.8 million, respectively. Depreciation expense for the

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

years ended December 31, 2012, 2013 and 2014 was $126.7 million, $136.4 million and $159.0 million, respectively.

9.	Major Customers and Concentration of Risks

Major Customers. One customer accounted for 14%, 8% and 12% of our consolidated total revenue in 2012, 2013 and 2014, respectively. No other customer accounted for more than 10% of our consolidated revenues during these years. The majority of revenue from this customer resulted from sale of refined products that were generated in connection with our butane blending and fractionation activities, which are activities conducted by our refined products segment. We believe that other companies would purchase the petroleum products from us if this customer were unable or unwilling to do so.

Concentration of Risks. We transport, store and distribute refined products for refiners, marketers, traders and end users of those products. We derive the major concentration of our revenue and trade receivables from activities conducted in the central U.S. We generally secure transportation and storage revenue with warehouseman's liens. We periodically evaluate the financial condition and creditworthiness of our customers and require additional security as we deem necessary. These concentrations of customers may affect our overall credit risk as our customers may be similarly affected by changes in economic, regulatory or other factors.

As of December 31, 2014, we had 1,565 employees, 880 of which were assigned to our refined products segment and concentrated in the central U.S.  Approximately 26% of the 880 employees are represented by the United Steel Workers (“USW”) and were covered by a collective bargaining agreement that expired January 31, 2015 (see Note 22 – Subsequent Events for additional information regarding the renegotiation of this agreement). At December 31, 2014, 88 of our employees were assigned to our crude oil segment and were concentrated in the central U.S., and none of these employees were covered by a collective bargaining agreement.  The labor force of 169 employees assigned to our marine storage segment at December 31, 2014 was primarily located in the Gulf and East Coast regions of the U.S.  Approximately 17% of these employees were represented by the International Union of Operating Engineers (“IUOE”) and covered by a collective bargaining agreement that expires October 31, 2016.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The annual measurement date of these plans is December 31. The following table presents the changes in benefit obligations and plan assets for pension benefits and other postretirement benefits for the years ended December 31, 2013 and 2014 (in thousands):

	Pension Benefits		Other Postretirement Benefits
	2013	2014	2013	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$142,703	$142,310	$13,195	$10,418
Service cost	13,901	13,400	288	227
Interest cost	5,368	6,675	412	506
Plan participants’ contributions	—	—	248	210
Actuarial loss (gain)	(14,121)	37,934	(2,675)	1,951
Benefits paid	(5,541)	(4,196)	(1,050)	(866)
Settlement payments	—	(5,460)	—	—
Benefit obligation at end of year	142,310	190,663	10,418	12,446
Change in plan assets:
Fair value of plan assets at beginning of year	87,106	100,556	—	—
Employer contributions	15,470	24,056	802	656
Plan participants’ contributions	—	—	248	210
Actual return on plan assets	3,521	12,311	—	—
Benefits paid	(5,541)	(4,196)	(1,050)	(866)
Settlement payments	—	(5,460)	—	—
Fair value of plan assets at end of year	100,556	127,267	—	—
Funded status at end of year	$(41,754)	$(63,396)	$(10,418)	$(12,446)
Accumulated benefit obligation	$103,466	$137,851

The amounts included in pension benefits in the previous table combine the Union plans with the Salaried plan. At December 31, 2013, the Union plans had a combined projected benefit obligation of $47.7 million and a combined accumulated benefit obligation of $41.1 million, which exceeded the combined fair value of plan assets of $36.6 million. At December 31, 2014, the fair value of each of the pension plans' assets was less than the fair values of the respective accumulated benefit obligations.

The 2013 actuarial gain of $14.1 million for our pension plans was due primarily to the impact of increases in the discount rate used to calculate the benefit obligation. The 2014 actuarial loss of $37.9 million was due primarily to the impact of decreases in the discount rate used to calculate the benefit obligation, combined with a change to the mortality rates using RP-2014 mortality tables.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Amounts recognized in the consolidated balance sheets included in these financial statements were as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
	2013	2014	2013	2014
Amounts recognized in consolidated balance sheets:
Current accrued benefit cost	$—	$—	$(535)	$(687)
Long-term pension and benefit cost	(41,754)	(63,396)	(9,883)	(11,759)
	(41,754)	(63,396)	(10,418)	(12,446)
Accumulated other comprehensive loss:
Net actuarial loss	36,151	63,257	7,708	8,744
Prior service cost (credit)	33	—	(10,761)	(7,048)
	36,184	63,257	(3,053)	1,696
Net amount recognized in consolidated balance sheets	$(5,570)	$(139)	$(13,471)	$(10,750)

Net periodic benefit expense for the years ended December 31, 2012, 2013 and 2014 were as follows (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2012	2013	2014	2012	2013	2014
Components of net periodic pension and postretirement benefit expense:
Service cost	$12,222	$13,901	$13,400	$396	$288	$227
Interest cost	4,862	5,368	6,675	821	412	506
Expected return on plan assets	(5,066)	(6,228)	(6,363)	—	—	—
Amortization of prior service cost (credit)	307	307	33	(1,971)	(3,712)	(3,713)
Amortization of actuarial loss	3,605	4,334	3,071	1,021	1,035	915
Settlement cost(1)	—	—	1,809	—	—	—
Net periodic expense (credit)	$15,930	$17,682	$18,625	$267	$(1,977)	$(2,065)

(1) Eleven participants took a lump sum distribution from the USW plan in 2014, resulting in a pension settlement cost of $1.8 million.

Other changes in plan assets and benefit obligations recognized in other comprehensive loss during 2013 and 2014 were as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
	2013	2014	2013	2014
Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net actuarial loss (gain)	$(11,414)	$31,986	$(2,675)	$1,951
Amortization of prior service credit (cost)	(307)	(33)	3,712	3,713
Amortization of actuarial loss	(4,334)	(3,071)	(1,035)	(915)
Settlement cost	—	(1,809)	—	—
Total recognized in other comprehensive loss	(16,055)	27,073	2	4,749
Net periodic expense (credit)	17,682	18,625	(1,977)	(2,065)
Total recognized in net periodic benefit cost and other comprehensive loss	$1,627	$45,698	$(1,975)	$2,684

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

We match our employees' qualifying contributions to our defined contribution plan, resulting in expense to us. Expenses related to the defined contribution plan were $6.5 million, $7.1 million and $8.3 million in 2012, 2013 and 2014, respectively.

Actuarial gains and losses are amortized over the average future service period of current active plan participants expected to receive benefits. The corridor approach is used to determine when actuarial gains and losses are to be amortized and is equal to 10 percent of the greater of the projected benefit obligation or the market related value of plan assets. The amount of gain or loss in excess of the calculated corridor is subject to amortization. The estimated net actuarial loss for the defined benefit pension plans that will be amortized from AOCL into net periodic benefit cost in 2015 is $5.4 million. The estimated net actuarial loss and prior service credit for the other defined benefit postretirement plan that will be amortized from AOCL into net periodic benefit cost in 2015 are $0.9 million and $(3.7) million, respectively.

The weighted-average rate assumptions used to determine benefit obligations as of December 31, 2013 and 2014 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2013	2014	2013	2014
Discount rate—Salaried plan	4.89%	3.91%	n/a	n/a
Discount rate—USW plan	4.26%	3.56%	n/a	n/a
Discount rate—IUOE plan	4.89%	3.93%	n/a	n/a
Discount rate—Other Postretirement Benefits	n/a	n/a	4.52%	3.66%
Rate of compensation increase—Salaried plan	5.00%	5.00%	n/a	n/a
Rate of compensation increase—USW plan	3.50%	3.50%	n/a	n/a
Rate of compensation increase—IUOE plan	5.00%	5.00%	n/a	n/a

The weighted-average rate assumptions used to determine net pension and other postretirement benefit expense for the years ended December 31, 2012, 2013 and 2014 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2012	2013	2014	2012	2013	2014
Discount rate—Salaried plan	4.39%	4.00%	4.89%	n/a	n/a	n/a
Discount rate—USW plan	4.00%	3.39%	4.07%	n/a	n/a	n/a
Discount rate—IUOE plan	4.37%	3.99%	4.89%	n/a	n/a	n/a
Discount rate—Other Postretirement Benefits	n/a	n/a	n/a	3.75%	3.58%	4.52%
Rate of compensation increase—Salaried plan	5.00%	5.00%	5.00%	n/a	n/a	n/a
Rate of compensation increase—USW plan	3.50%	3.50%	3.50%	n/a	n/a	n/a
Rate of compensation increase—IUOE plan	5.00%	5.00%	5.00%	n/a	n/a	n/a
Expected rate of return on plan assets—Salaried plan	6.80%	6.80%	6.00%	n/a	n/a	n/a
Expected rate of return on plan assets—USW plan	6.80%	6.80%	6.00%	n/a	n/a	n/a
Expected rate of return on plan assets—IUOE plan	6.80%	6.80%	6.00%	n/a	n/a	n/a

The 2014 discount rate for the USW plan reflects a combination of the rates prior to and after the lump sum settlement payments made during 2014.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The non-pension postretirement benefit plans provide for retiree contributions and contain other cost-sharing features such as deductibles and coinsurance. The accounting for these plans anticipates future cost sharing that is consistent with management's expressed intent to increase the retiree contribution rate generally in line with health care cost increases.

The annual assumed rate of increase in the health care cost trend rate for 2015 is 5.8% decreasing systematically to 4.6% by 2083 for pre-65 year-old participants. The health care cost trend rate assumption has a significant effect on the amounts reported. As of December 31, 2014, a 1.0% change in assumed health care cost trend rates would have the following effect (in thousands):

	1% Increase	1% Decrease
Change in total of service and interest cost components	$31	$28
Change in postretirement benefit obligation	$566	$519

The fair value of the pension plan assets at December 31, 2013 were as follows (in thousands):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic Equity Securities(a):
Small-cap fund	$2,480	$2,480	$—	$—
Mid-cap fund	2,465	2,465	—	—
Large-cap fund	18,642	18,642	—	—
International equity fund	11,793	11,793	—	—
Fixed Income Securities(a):
Short-term bond funds	3,243	3,243	—	—
Intermediate-term bond funds	12,492	12,492	—	—
Long-term investment grade bond fund	45,900	45,900	—	—
Other:
Short-term investment funds	3,244	3,244	—	—
Group annuity contract	297	—	—	297
Fair value of plan assets	$100,556	$100,259	$—	$297

(a) We hold equity and fixed income securities through investments in mutual funds, which are dedicated to each category as indicated.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The fair value of the pension plan assets at December 31, 2014 were as follows (in thousands):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic Equity Securities(a):
Small-cap fund	$3,050	$3,050	$—	$—
Mid-cap fund	3,025	3,025	—	—
Large-cap fund	22,760	22,760	—	—
International equity fund	13,990	13,990	—	—
Fixed Income Securities(a):
Short-term bond funds	3,485	3,485	—	—
Intermediate-term bond funds	19,713	19,713	—	—
Long-term investment grade bond funds	56,361	56,361	—	—
Other:
Short-term investment funds	4,603	4,603	—	—
Group annuity contract	280	—	—	280
Fair value of plan assets	$127,267	$126,987	$—	$280

(a) We hold equity and fixed income securities through investments in mutual funds, which are dedicated to each category as indicated.
The group annuity contract is valued at contract value, which approximates fair value as determined by the contract provider. The balance at the end of the year represents total contributions plus interest earned less benefit payments and expenses paid. The group annuity contract is guaranteed a specified return, by the Metropolitan Life Insurance Company, based on the Barclay's Capital Aggregate Bond Fund return. The fair value measurements for the group annuity contract which used significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2014 were as follows (in thousands):

	2013	2014
Beginning balance	$358	$297
Actual return on plan assets:
Relating to assets still held at the reporting date	(7)	17
Purchases, issuances, sales and settlements:
Settlements	(54)	(34)
Ending balance	$297	$280

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The investment strategies for the various funds held as pension plan assets by asset category are as follows:

Asset Category	Fund’s Investment Strategy
Domestic Equity Securities:
Small-cap fund	Seeks to track performance of the Center for Research in Security Prices ("CRSP") US Small Cap Index
Mid-cap fund	Seeks to track performance of the CRSP US Mid Cap Index
Large-cap fund	Seeks to track performance of the Standard & Poor’s 500 Index
International equity fund	Seeks long-term growth of capital by investing 65% or more of assets in international equities

Fixed Income Securities:
Short-term bond funds	Seeks current income with limited price volatility through investment in primarily high quality bonds
Intermediate-term bond funds	Seeks moderate and sustainable level of current income by investing primarily in high quality fixed income securities with maturities from five to ten years
Long-term investment grade bond funds	Seeks high and sustainable current income through investment primarily in long-term high grade bonds

Other:
Short-term investment funds	Invests primarily in high quality commercial paper and government securities
Group annuity contract	Guarantees a specified return based on a specified index

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The target allocation and actual weighted-average asset allocation percentages at December 31, 2013 and 2014 were as follows:

	2013		2014
	Actual(a)	Target	Actual(a)	Target
Equity securities	35%	30%	34%	30%
Debt securities	62%	67%	62%	67%
Other	3%	3%	4%	3%

(a)
Cash contributions of $15.5 million and $24.1 million were made to the pension plans during 2013 and 2014, respectively. Amounts contributed in 2013 and 2014 in excess of benefit payments made were to be invested in debt and equity securities over a twelve-month period, with the amounts that remained uninvested as of December 31, 2013 and 2014 scheduled for investment in accordance with the target. Excluding these uninvested cash amounts, the actual allocation percentages at December 31, 2013 would have been 36% equity securities and 64% debt securities and at December 31, 2014, would have been 35% equity securities and 65% debt securities. In 2015, we will invest these uninvested cash amounts to bring the total asset allocation in line with the target allocation.

As of December 31, 2014, the benefit amounts we expect to pay through December 31, 2024 were as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
2015	$5,994	$687
2016	$6,653	$631
2017	$10,170	$655
2018	$10,185	$681
2019	$10,597	$756
2020 through 2024	$72,278	$4,497

Contributions estimated to be paid into the plans in 2015 are $21.1 million and $0.7 million for the pension and other postretirement benefit plans, respectively.

11.	Related Party Transactions

Barry R. Pearl is an independent member of our general partner's board of directors and is also a director of Targa Resources Partners, L.P. ("Targa"). In the normal course of business, we purchase butane from subsidiaries of Targa. For the years ended December 31, 2012, 2013 and 2014, we made purchases of butane from subsidiaries of Targa of $27.4 million, $30.4 million and $28.2 million, respectively. These purchases were made on the same terms as comparable third-party transactions. We had recognized payables to Targa of $1.0 million and $0.9 million at December 31, 2013 and 2014, respectively.

See Note 4 – Investments in Non-Controlled Entities for a discussion of affiliate joint venture transactions we account for under the equity method.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

12.	Debt
Debt at December 31, 2013 and 2014 was as follows (in thousands):

			Weighted-Average Interest Rate at December 31, 2014 (1)
	December 31,
	2013	2014
Commercial paper(2)	$—	$296,942	0.3%
Revolving credit facility(2)	—	—	1.3%
$250.0 million of 6.45% Notes due 2014(2)	249,971	—	6.3%
$250.0 million of 5.65% Notes due 2016	251,183	250,758	5.7%
$250.0 million of 6.40% Notes due 2018	259,346	257,280	5.4%
$550.0 million of 6.55% Notes due 2019	571,515	567,868	5.7%
$550.0 million of 4.25% Notes due 2021	557,213	556,304	4.0%
$250.0 million of 6.40% Notes due 2037	248,998	249,017	6.4%
$250.0 million of 4.20% Notes due 2042	248,377	248,406	4.2%
$550.0 million ($300.0 million at December 31, 2013) of 5.15% Notes due 2043(2)	298,684	556,320	5.1%
Total debt	$2,685,287	$2,982,895	4.9%

(1)	Weighted-average interest rate includes the amortization/accretion of discounts, premiums and gains/losses realized on historical cash flow and fair value hedges recognized as interest expense.

(2)
These borrowings were outstanding for only a portion of the year ending December 31, 2014 (borrowings on our revolving credit facility and senior notes due 2014 were repaid before year end). The weighted-average interest rate for these borrowings was calculated based on the number of days the borrowings were outstanding during the noted period.

All of the instruments detailed in the table above are senior indebtedness.

The face value of our outstanding debt at December 31, 2013 and 2014 was $2.7 billion and $2.9 billion, respectively. The difference between the face value and carrying value of the debt outstanding is the unamortized portion of terminated fair value hedges and the unamortized discounts and premiums on debt issuances. Realized gains and losses on fair value hedges and note discounts and premiums are being amortized or accreted to the applicable notes over the respective lives of those notes. At December 31, 2014, maturities of our debt were as follows: $0 in 2015; $250.0 million in 2016; $0 in 2017; $546.9 million in 2018 (includes $296.9 million outstanding under our commercial paper program consistent with the maturity date of our revolving credit facility); $550.0 million in 2019; and $1.6 billion thereafter.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Other Debt

Revolving Credit Facility. The total borrowing capacity under our revolving credit facility, which matures in November 2018, is $1.0 billion. Borrowings outstanding under the facility are classified as long-term debt on our consolidated balance sheets. Borrowings under the facility are unsecured and bear interest at LIBOR plus a spread ranging from 1.0% to 1.75% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate from 0.10% to 0.28%, depending on our credit ratings, which was 0.125% at December 31, 2014. Borrowings under this facility may be used for general purposes, including capital expenditures. As of December 31, 2014, there were no borrowings outstanding under this facility with $5.6 million obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets, but decrease our borrowing capacity under the facility.

Our revolving credit facility requires us to maintain a specified ratio of consolidated debt to EBITDA (as defined in the credit agreement) of no greater than 5.0 to 1.0. In addition, the revolving credit facility and the indentures under which our senior notes were issued contain covenants that limit our ability to, among other things, incur indebtedness secured by certain liens or encumber our assets, engage in certain sale-leaseback transactions and consolidate, merge or dispose of all or substantially all of our assets. We were in compliance with these covenants as of and during the year ended December 31, 2014.

Commercial Paper Program. In April 2014, we initiated a commercial paper program. The maturities of the commercial paper notes vary, but may not exceed 397 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. The commercial paper we can issue is limited by the amounts available under our revolving credit facility up to an aggregate principal amount of $1.0 billion. We have the ability and intent to refinance all of our commercial paper obligations on a long-term basis; therefore, we have elected to classify our commercial paper borrowings outstanding as long-term debt on our consolidated balance sheets. In second quarter 2014, proceeds from commercial paper borrowings were used to repay our $250.0 million of 6.45% senior notes that were due June 1, 2014. Additional commercial paper borrowings have been used for general partnership purposes, including expansion capital.

During the years ending December 31, 2012, 2013 and 2014, total cash payments for interest on all indebtedness, excluding the impact of related interest rate swap agreements, were $123.3 million, $134.6 million and $149.5 million, respectively.

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

Interest Rate Derivatives Activity During 2014. In third and fourth quarter 2014, we entered into $250.0 million of forward-starting interest rate swap agreements to hedge against the risk of variability of 60 semi-annual future interest payments on a portion of debt we anticipate issuing in the next year. The fair value of these contracts at December 31, 2014 was a liability of $26.5 million. We account for these agreements as cash flow hedges.

In first quarter 2014, we entered into $200.0 million of interest rate swap agreements to hedge against the variability of future interest payments on an anticipated debt issuance. We accounted for these agreements as cash

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Interest Rate Derivatives Activity During 2012. During 2012, we entered into a total of $250.0 million of forward-starting interest rate swap agreements to hedge against the variability of 60 semi-annual future interest payments on debt that we anticipated issuing to refinance our $250.0 million of 6.45% notes due June 1, 2014. These forward-starting interest rate swap agreements were accounted for as cash flow hedges. In November 2012, we terminated and settled these agreements and realized a gain of $11.0 million, which was recorded to other comprehensive income as a deferred cash flow hedging gain. We recognized ineffectiveness in earnings on this deferred hedging gain of $0.4 million for the year ended December 31, 2014 due to timing of our debt refinancing.

Commodity Derivatives

Hedging Strategies

Our butane blending activities produce gasoline products, and we can reasonably estimate the timing and quantities of sales of these products. We use a combination of forward purchase and sale contracts, NYMEX contracts and CME butane futures agreements to help manage commodity price changes, which has the effect of locking in most of the product margin realized from our butane blending activities that we choose to hedge.

We account for the forward physical purchase and sale contracts we use in our butane blending and fractionation activities as normal purchases and sales. Forward contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of December 31, 2014, we had commitments under these forward purchase and sale contracts as follows (in millions):

	Notional Value	Barrels
Forward purchase contracts	$108.2	2.8
Forward sale contracts	$0.5	—

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Additionally, we hold crude oil barrels that we use for operational purposes which we classify as long-term assets on our balance sheet and which are reported as tank bottom and linefill assets. We use NYMEX contracts to hedge against changes in the price of these crude oil barrels. We record the effective portion of the gains or losses for those contracts that qualify as fair value hedges as adjustments to the assets being hedged and the ineffective portions as well as amounts excluded from the assessment of hedge effectiveness as adjustments to other income or expense.

As outlined in the table below, our open NYMEX contracts and CME butane futures agreements at December 31, 2014 were as follows:

Type of Contract/Accounting Methodology	Product Represented by the Contract and Associated Barrels	Maturity Dates
NYMEX - Fair Value Hedges	0.7 million barrels of crude oil	Between December 2015 and November 2016
NYMEX - Economic Hedges	3.5 million barrels of refined products and crude oil	Between January and October 2015
CME Butane Futures Agreements - Economic Hedges	0.4 million barrels of butane	Between January and April 2015

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Energy Commodity Derivatives Contracts and Deposits Offsets

At December 31, 2014, we had received margin deposits of $84.5 million for our NYMEX and CME contracts with one of our counterparties, which were recorded as a current liability under energy commodity derivatives deposits on our consolidated balance sheet. Additionally, we made margin deposits of $6.2 million for our CME contracts with a second counterparty, which were recorded as a current asset under energy commodity derivatives deposits on our consolidated balance sheet. We have the right to offset the combined fair values of our open NYMEX contracts and our open CME butane futures agreements against our margin deposits under a master netting arrangement for each counterparty; however, we have elected to disclose the combined fair values of our open NYMEX and CME butane futures agreements separately from the related margin deposits on our consolidated balance sheets. Additionally, we have the right to offset the fair values of our NYMEX agreements and CME butane futures agreements together for each counterparty, which we have elected to do, and we report the combined net balances on our consolidated balance sheets. A schedule of the derivative amounts we have offset and the deposit amounts we could offset under a master netting arrangement are provided below as of December 31, 2013 and 2014 (in thousands):

	December 31, 2013
Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Assets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet(1)	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheet	Net Asset Amount(3)
Energy commodity derivatives	$(7,167)	$2,665	$(4,502)	$14,782	$10,280

	December 31, 2014
Description	Gross Amounts of Recognized Assets	Gross Amounts of Liabilities Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet(2)	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheet	Net Asset Amount(3)
Energy commodity derivatives	$106,764	$(10,622)	$96,142	$(78,279)	$17,863

(1) Net amount includes energy commodity derivative contracts classified as current liabilities, net, of $6,737 and noncurrent assets of $2,235.

(2) Net amount includes energy commodity derivative contracts classified as current assets, net, of $87,151, current liabilities of $5,413 and noncurrent assets of $14,404.

(3) This represents the maximum amount of loss we would incur if our counterparties failed to perform on their derivative contracts.

Impact of Derivatives on Income Statement, Balance Sheets and AOCL

During 2013 and 2014, we had open NYMEX contracts on 0.7 million barrels of crude oil that were designated as fair value hedges. During 2013 and 2014, because there was no ineffectiveness recognized on these hedges, the cumulative gains (losses) of $(8.7) million and $13.3 million, respectively, from the agreements were offset by a cumulative decrease (increase) to tank bottoms and linefill. We exclude the differential between the current spot price and forward price from the assessment of hedge effectiveness for these fair value hedges. During 2014, we recognized a loss of $8.6 million for the amounts we excluded from the assessment of effectiveness of these fair value hedges, which we reported as other expense on our consolidated statements of income.
The following is a summary of the effect on our consolidated statements of income and statements of comprehensive income for the years ended December 31, 2012, 2013 and 2014 of derivatives accounted for under

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

ASC 815-30, Derivatives and Hedging—Cash Flow Hedges, that were designated as hedging instruments (in thousands). See Note 7 - Product Sales Revenue for further details regarding the impact of our NYMEX agreements on product sales.

	Year Ended December 31, 2012
Derivative Instrument	Amount of Gain Recognized in AOCL on Derivative	Location of Gain Reclassified from AOCL into Income	Amount of Gain Reclassified from AOCL into Income
			Effective Portion	Ineffective Portion
Interest rate contracts	$10,977	Interest expense	$164	$—
NYMEX commodity contracts	2,912	Product sales revenue	2,760	—
Total cash flow hedges	$13,889	Total	$2,924	$—

	Year Ended December 31, 2013
Derivative Instrument	Amount of Loss Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
			Effective Portion	Ineffective Portion
Interest rate contracts	$(184)	Interest expense	$163	$—
NYMEX commodity contracts	(4,560)	Product sales revenue	(4,408)	—
Total cash flow hedges	$(4,744)	Total	$(4,245)	$—

	Year Ended December 31, 2014
Derivative Instrument	Amount of Loss Recognized in AOCL on Derivative	Location of Loss Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
			Effective Portion	Ineffective Portion
Interest rate contracts	$(30,090)	Interest expense	$(242)	$366

See Comprehensive Income in Note 2—Summary of Significant Accounting Policies for a roll-forward of the derivative gains included in AOCL for the years ended December 31, 2012, 2013 and 2014. As of December 31, 2014, the net loss estimated to be classified to interest expense over the next twelve months from AOCL is approximately $0.1 million. This amount relates to the amortization of the hedged losses on the interest rate swap contracts over the life of the related debt instruments.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table provides a summary of the effect on our consolidated statements of income for the years ended December 31, 2012, 2013 and 2014 of derivatives accounted for under ASC 815-10-35; Derivatives and Hedging—Overall—Subsequent Measurement, that were not designated as hedging instruments (in thousands):

		Amount of Gain (Loss) Recognized on Derivative
		Year Ended December 31,
Derivative Instrument	Location of Gain (Loss) Recognized on Derivative	2012	2013	2014
NYMEX commodity contracts	Product sales revenue	$(36,959)	$(6,189)	$145,320
NYMEX commodity contracts	Operating expenses	(2,055)	(3,770)	17,818
Butane futures agreements	Cost of product sales	1,203	2,682	(17,141)
	Total	$(37,811)	$(7,277)	$145,997
The following tables provide a summary of the amounts included on our consolidated balance sheets of the fair value of derivatives accounted for under ASC 815, Derivatives and Hedging, that were designated as hedging instruments as of December 31, 2013 and 2014 (in thousands):

	December 31, 2013
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$—	Energy commodity derivatives contracts, net	$146
NYMEX commodity contracts	Other noncurrent assets	2,235	Other noncurrent liabilities	—
	Total	$2,235	Total	$146

	December 31, 2014
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$360	Energy commodity derivatives contracts, net	$—
NYMEX commodity contracts	Other noncurrent assets	14,404	Other noncurrent liabilities	—
Interest rate contracts	Other current assets	—	Other current liabilities	26,478
	Total	$14,764	Total	$26,478

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following tables provide a summary of the amounts included on our consolidated balance sheets of the fair value of derivatives accounted for under ASC 815, Derivatives and Hedging, that were not designated as hedging instruments as of December 31, 2013 and 2014 (in thousands):

	December 31, 2013
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$48	Energy commodity derivatives contracts, net	$7,021
Butane futures agreements	Energy commodity derivatives contracts, net	382	Energy commodity derivatives contracts, net	—
	Total	$430	Total	$7,021

	December 31, 2014
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$92,000	Energy commodity derivatives contracts, net	$—
Butane futures agreements	Energy commodity derivatives contracts, net	—	Energy commodity derivatives contracts, net	10,622
	Total	$92,000	Total	$10,622

14.	Leases

Leases—Lessee. We lease land, office buildings and terminal equipment at various locations to conduct our business operations. We have also entered into contracts to lease pipeline capacity, primarily to accommodate the additional barrels from our Longhorn crude oil pipeline. Several of the agreements provide for negotiated renewal options and cancellation penalties, some of which include the requirement to remove our pipeline from the property for non-performance. Management expects that we will generally renew our expiring leases.  Leases are evaluated at inception or at any subsequent material modification and, depending on the lease terms, are classified as either capital or operating leases, as appropriate under ASC 840, Leases.   We recognize rent expense on a straight-line basis over the life of the lease.  Total rent expense was $4.8 million, $12.0 million and $21.0 million for the years ended December 31, 2012, 2013 and 2014, respectively. Future minimum annual rentals under non-cancellable operating leases with initial or remaining terms greater than one year as of December 31, 2014, were as follows (in millions):

2015	$26.5
2016	23.9
2017	23.3
2018	18.6
2019	8.0
Thereafter	82.5
Total	$182.8

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Leases—Lessor. We have entered into capacity and storage leases with our customers with remaining terms from one to 20 years that are accounted for as operating-type leases. All of the agreements provide for negotiated extensions. Future minimum payments receivable under these arrangements as of December 31, 2014, were as follows (in millions):

2015	$249.7
2016	229.0
2017	158.3
2018	110.4
2019	83.3
Thereafter	266.1
Total	$1,096.8

Direct Financing Lease. In January 2014, we placed into operation an approximate 40-mile pipeline we constructed in Texas and New Mexico. We entered into a long-term throughput and deficiency agreement with a customer on this pipeline, which contains minimum volume/payment commitments. This agreement is being accounted for as a direct financing lease. The net investment under direct financing leasing arrangements as of December 31, 2014 was as follows (in millions):

December 31, 2014
Total minimum lease payments receivable	$37.9
Less: Unearned income	7.0
Recorded net investment in direct financing lease	$30.9

The net investment in direct financing leases was classified in the consolidated balance sheets as follows (in millions):

December 31, 2014
Current accounts receivable	$6.1
Non-current accounts receivable	24.8
Total	$30.9

Future minimum payments receivable under this direct financing lease for the next five years are: 2015 – $7.4 million; 2016 – $7.4 million; 2017 – $4.1 million; 2018 – $1.7 million; and 2019 – $1.7 million.

15.Long-Term Incentive Plan

Plan Description

We have a long-term incentive plan (“LTIP”) covering certain of our employees and directors of our general partner. The LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate of 9.4 million of our limited partner units. The remaining units available under the LTIP at December 31, 2014 total approximately 1.3 million. The compensation committee of our general partner's board of directors administers our LTIP.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Under our LTIP, the compensation committee has granted performance-based awards and retention awards.  Retention awards are subject to forfeiture by a participant if their employment is terminated for any reason other than death or disability prior to the vesting date.  Performance-based awards are subject to forfeiture by a participant if their employment is terminated for any reason other than retirement, death or disability prior to the vesting date or for a termination within two years of a change-in-control that occurs on an involuntary basis without cause or on a voluntary basis for good cause.  If a performance-based award recipient retires, dies or becomes disabled prior to the end of the vesting period, the recipient's award will be prorated based upon the completed months of employment during the vesting period, and the award will be settled shortly after the end of the vesting period. Our agreement with the award participants requires these awards to be paid in our limited partner units. Award grants under our LTIP do not have an early vesting feature except for the performance-based awards which can vest early under certain circumstances following a change in control of our general partner.

For performance-based awards issued prior to 2014, we base the payout calculation for 80% of the award solely on the attainment of a financial metric established by the compensation committee. We account for this portion of these award grants as equity. The payout calculation for the remaining 20% of the unit awards is based on both the attainment of a financial metric and the individual employee's personal performance as determined by the compensation committee. We account for this portion of these award grants as a liability.

The payout for the performance-based awards issued in 2014 is subject to the attainment of a financial metric and a market performance metric, with no individual employee personal performance component. The payout of the performance-based awards is based on our actual distributable cash flow excluding commodity-related activities for the last year of the 3-year vesting period as compared against established threshold, target and stretch metrics. The payouts for the performance-related component of the award can range from 0%, for below threshold results, up to 200% for actual results at stretch or above. The market performance component of the awards is based on our total unitholder return over the 3-year vesting period of the award in relation to the total unitholder returns of eleven peer entities and can increase or decrease the calculated performance-based payout of the award by as much as 50%. We account for these awards as equity.

The payout for the retention awards that have been granted by the compensation committee is subject only to the participant's continued employment with us. We account for these award grants as equity.

Non-Vested Unit Awards

The following table includes the changes during the current fiscal year in the number of non-vested units that have been granted by the compensation committee. The amounts below include no adjustments for above-target or below-target performance and forfeitures are actual amounts through December 31, 2014.

	Equity Method					Liability Method Performance-Based Awards
	Performance-Based Awards			Retention Awards				Total Awards
	Number of Unit Awards		Weighted-Average Grant Date Fair Value	Number of Unit Awards	Weighted-Average Grant Date Fair Value	Number of Unit Awards	Weighted-Average Fair Value	Number of Unit Awards	Weighted-Average Fair Value
Non-vested units - 1/1/2014	389,410		$41.90	75,211	$32.87	97,355	$63.27	561,976	$44.40
Units granted during 2014	187,371		$72.77	33,903	$82.86	—	$—	221,274	$74.32
Units vested during 2014	(187,388)		$33.61	(60,514)	$34.35	(46,847)	$82.66	(294,749)	$41.56
Units forfeited during 2014	(39,076)		$41.88	(1,932)	$31.66	(9,630)	$82.66	(50,638)	$49.24
Non-vested units - 12/31/14	350,317	—	$62.85	46,668	$76.99	40,878	$82.66	437,863	$66.21

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The table below summarizes the total non-vested unit awards granted by the compensation committee adjusted for units we estimate will be forfeited by the end of the vesting period and for estimated amounts of above-target financial performance to determine the total number of unit awards included in our total equity-based liability accrual.

Grant Date	Unit Awards Granted	Estimated Forfeitures	Adjustment to Unit Awards in Anticipation of Achieving Above- Target Financial Results	Total Unit Award Accrual	Vesting Date	Unrecognized Compensation Expense(a) (in millions)
Performance-Based Awards:
2013 Awards	228,498	31,870	245,786	442,414	12/31/2015	$8.5
2014 Awards	187,371	8,899	89,239	267,711	12/31/2016	13.0
Retention Awards:
2015 Vesting Date	444	23	—	421	12/31/2015	—	(b)
2016 Vesting Date	20,757	1,037	—	19,720	12/31/2016	0.9
2017 Vesting Date	25,438	1,272	—	24,166	12/31/2017	1.9
Total	462,508	43,101	335,025	754,432		$24.3

(a) Unrecognized compensation expense will be recognized over the remaining vesting period of the awards.
(b) Less than $0.1 million.

Weighted-Average Grant Date Fair Values
The weighted-average grant-date fair value of award grants issued during 2012, 2013 and 2014 were as follows:

	Equity Method
	Performance-Based Awards		Retention Awards		Liability Method Performance-Based Awards
	Number of Unit Awards	Weighted-Average Grant Date Fair Value	Number of Unit Awards	Weighted-Average Grant Date Fair Value	Number of Unit Awards	Weighted-Average Fair Value
Units granted during 2012	214,232	$33.57	7,016	$30.54	53,558	$33.57
Units granted during 2013	182,798	$51.49	22,668	$53.02	45,700	$51.49
Units granted during 2014	187,371	$72.77	33,903	$82.86	—	$—

Vested Unit Awards

The table below sets forth the numbers and values of units that vested in each of the three years ended December 31, 2014. The vested limited partner units include adjustments for above-target performance.

Vesting Date	Vested Limited Partner Units	Fair Value of Unit Awards on Vesting Date (in millions)	Intrinsic Value of Unit Awards on Vesting Date (in millions)
12/31/2012	751,237	$17.1	$32.5
12/31/2013	572,353	$20.5	$36.2
12/31/2014	528,984	$22.4	$43.7

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Cash Flow Effects of LTIP Settlements

We settle awards that vest by issuing limited partner units. The difference between the limited partner units issued to the participants and the total units accrued represents the minimum tax withholdings associated with the award settlement, which we pay in cash.

Settlement Date	Number of Limited Partner Units Issued, Net of Tax Withholdings	Minimum Tax Withholdings (in millions)	Employer Taxes (in millions)	Total Cash Taxes Paid (in millions)
January 2012	722,766	$13.0	$1.3	$14.3
January 2013	476,682	$12.3	$1.1	$13.4
January 2014	387,216	$14.8	$1.2	$16.0

Compensation Expense Summary

Equity-based incentive compensation expense for 2012, 2013 and 2014 was as follows (in thousands):

	Year Ended December 31, 2012			Year Ended December 31, 2013			Year Ended December 31, 2014
	Equity Method	Liability Method	Total	Equity Method	Liability Method	Total	Equity Method	Liability Method	Total
2010 awards	$4,937	$3,723	$8,660	$121	$73	$194	$—	$—	$—
2011 awards	5,062	2,094	7,156	5,359	4,280	9,639	—	—	—
2012 awards	3,426	1,101	4,527	4,751	2,747	7,498	4,418	3,896	8,314
2013 awards	—	—	—	4,726	1,451	6,177	7,427	3,425	10,852
2014 awards	—	—	—	—	—	—	6,494	—	6,494
Retention awards	693	—	693	575	—	575	1,624	—	1,624
Total	$14,118	$6,918	$21,036	$15,532	$8,551	$24,083	$19,963	$7,321	$27,284

Allocation of LTIP expense on our consolidated statements of income:
G&A expense			$18,587			$23,264			$26,700
Operating expense			2,449			819			584
Total			$21,036			$24,083			$27,284

16.	Segment Disclosures

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Year Ended December 31, 2012
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
	(in thousands)
Transportation and terminals revenue	$723,835	$92,288	$154,621	$—	$970,744
Product sales revenue	790,116	—	9,266	—	799,382
Affiliate management fee revenue	—	1,734	214	—	1,948
Total revenue	1,513,951	94,022	164,101	—	1,772,074
Operating expenses	267,694	5,229	58,486	(2,955)	328,454
Cost of product sales	653,429	—	3,679	—	657,108
Earnings of non-controlled entities	—	(2,574)	(387)	—	(2,961)
Operating margin	592,828	91,367	102,323	2,955	789,473
Depreciation and amortization expense	86,218	12,228	26,611	2,955	128,012
G&A expenses	87,309	5,420	16,674	—	109,403
Operating profit	$419,301	$73,719	$59,038	$—	$552,058
Additions to long-lived assets	$127,744	$166,960	$56,485		$351,189

	As of December 31, 2012
Segment assets	$2,530,770	$875,005	$656,855		$4,062,630
Corporate assets					357,437
Total assets					$4,420,067
Goodwill	$38,369	$12,082	$2,809		$53,260
Investments in non-controlled entities	$—	$91,629	$15,727		$107,356

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Year Ended December 31, 2013
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
	(in thousands)
Transportation and terminals revenue	$801,128	$178,409	$158,791	$—	$1,138,328
Product sales revenue	738,271	—	6,398	—	744,669
Affiliate management fee revenue	—	13,361	1,248	—	14,609
Total revenue	1,539,399	191,770	166,437	—	1,897,606
Operating expenses	270,711	19,131	59,407	(3,179)	346,070
Cost of product sales	574,703	—	3,326	—	578,029
Earnings of non-controlled entities	—	(3,781)	(2,494)	—	(6,275)
Operating margin	693,985	176,420	106,198	3,179	979,782
Depreciation and amortization expense	86,926	24,119	28,006	3,179	142,230
G&A expenses	91,658	19,896	20,942	—	132,496
Operating profit	$515,401	$132,405	$57,250	$—	$705,056
Additions to long-lived assets	$361,134	$199,362	$32,563		$593,059

	As of December 31, 2013
Segment assets	$2,811,398	$1,252,036	$648,061		$4,711,495
Corporate assets					109,317
Total assets					$4,820,812
Goodwill	$38,369	$12,082	$2,809		$53,260
Investments in non-controlled entities	$—	$345,904	$14,948		$360,852

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Year Ended December 31, 2014
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
	(in thousands)
Transportation and terminals revenue	$921,762	$310,136	$170,740	$—	$1,402,638
Product sales revenue	872,537	—	6,437	—	878,974
Affiliate management fee revenue	—	20,790	1,321	—	22,111
Total revenue	1,794,299	330,926	178,498	—	2,303,723
Operating expenses	331,207	51,405	65,173	(3,513)	444,272
Cost of product sales	592,887	—	1,698	—	594,585
Earnings of non-controlled entities	—	(16,309)	(3,085)	—	(19,394)
Operating margin	870,205	295,830	114,712	3,513	1,284,260
Depreciation and amortization expense	101,642	27,800	28,786	3,513	161,741
G&A expenses	96,411	29,557	22,320	—	148,288
Operating profit	$672,152	$238,473	$63,606	$—	$974,231
Additions to long-lived assets	$163,753	$439,846	$18,413		$622,012

	As of December 31, 2014
Segment assets	$2,875,412	$1,937,242	$647,900		$5,460,554
Corporate assets					56,731
Total assets					$5,517,285
Goodwill	$38,369	$12,082	$2,809		$53,260
Investments in non-controlled entities	$—	$599,757	$14,110		$613,867

17.	Commitments and Contingencies

Environmental Liabilities

Liabilities recognized for estimated environmental costs were $38.5 million and $36.3 million at December 31, 2013 and December 31, 2014, respectively. We have classified environmental liabilities as current or noncurrent based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental liabilities will be substantially paid over the next 10 years. Environmental expenses recognized as a result of changes in our environmental liabilities are included in operating expenses on our consolidated statements of income. Environmental expenses were $12.0 million, $(5.2) million and $5.0 million for the years ended December 31, 2012, 2013 and 2014, respectively. The lower environmental expense for 2013 was primarily due to the $10.6 million favorable adjustment of an accrual for potential air emission fees.

Environmental Receivables

Receivables from insurance carriers and other third parties related to environmental matters at December 31, 2013 were $4.8 million, of which $2.1 million and $2.7 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets. Receivables from insurance carriers related to environmental matters at December 31, 2014 were $5.1 million, of which $1.3 million and $3.8 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets. Amounts received from insurance carriers and other third parties related to environmental matters during 2012, 2013 and 2014 were $1.2 million, $4.2 million and $0.5 million, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

18.	Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows (in thousands, except per unit amounts):

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$432,421	$443,912	$443,835	$577,438
Total costs and expenses	$291,967	$260,191	$291,586	$355,081
Operating margin	$208,893	$251,905	$222,649	$296,335
Net income	$112,967	$153,640	$125,623	$190,007
Basic net income per limited partner unit	$0.50	$0.68	$0.55	$0.84
Diluted net income per limited partner unit	$0.50	$0.68	$0.55	$0.83

2014
Revenue	$618,606	$496,446	$521,601	$667,070
Total costs and expenses	$343,983	$320,183	$297,409	$387,311
Operating margin	$347,535	$264,424	$299,268	$373,033
Net income	$242,554	$146,260	$198,620	$252,085
Basic net income per limited partner unit	$1.07	$0.64	$0.87	$1.11
Diluted net income per limited partner unit	$1.07	$0.64	$0.87	$1.10

In second quarter 2013 results were benefited by a $10.6 million accrual reversal related to potential air emission fees.

In the fourth quarter of 2014, total costs and expenses were increased $39.3 million by a lower-of-cost-or-market inventory adjustment, which resulted from a sharp decline in commodity prices during the quarter. Additionally, during the fourth quarter of 2014, the gains and losses we recognized from our NYMEX and CME hedges, as a result of the lower commodity prices, had the impact of increasing product sales revenue by $111.6 million, increasing cost of product sales by $14.0 million and decreasing operating expense by $17.4 million, for a total increase to operating margin and net income of $115.0 million.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

19.	Fair Value Disclosures

Fair Value Methods and Assumptions - Financial Assets and Liabilities

The following methods and assumptions were used in estimating fair value for our financial assets and liabilities:

•
Energy commodity derivatives contracts. These include NYMEX futures and CME exchange-traded butane futures agreements related to petroleum products. These contracts are carried at fair value on our consolidated balance sheets and are valued based on quoted prices in active markets. See Note 13 – Derivative Financial Instruments for further disclosures regarding these contracts.

•
Interest rate contracts. These include forward-starting interest rate swap agreements to hedge against the risk of variability of interest payments on future debt. These contracts are carried at fair value on our consolidated balance sheets and are valued based on an assumed exchange, at the end of each period, in an orderly transaction with a market participant in the market in which the financial instrument is traded. The exchange value was calculated using present value techniques on estimated future cash flows based on forward interest rate curves. See Note 13 – Derivative Financial Instruments for further disclosures regarding these contracts.

•
Long-term receivables. These include lease payments receivable under a direct-financing leasing arrangement and insurance receivables. Fair value was determined by estimating the present value of future cash flows using current market rates.

•
Debt. The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2013 and 2014; however, where recent observable market trades were not available, prices were determined using adjustments to the last traded value for that debt issuance or by adjustments to the prices of similar debt instruments of peer entities that are actively traded. The carrying amount of borrowings, if any, under our revolving credit facility and our commercial paper program approximates fair value due to the frequent repricing of these obligations.

Fair Value Measurements - Financial Assets and Liabilities

The following tables summarize the carrying amounts, fair values and recurring fair value measurements recorded or disclosed as of December 31, 2013 and 2014, based on the three levels established by ASC 820; Fair Value Measurements and Disclosures (in thousands):

			Fair Value Measurements as of December 31, 2013 using:
Assets (Liabilities)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts (liabilities)	$(4,502)	$(4,502)	$(4,502)	$—	$—
Long-term receivables	$2,730	$2,658	$—	$—	$2,658
Debt	$(2,685,287)	$(2,815,210)	$—	$(2,815,210)	$—

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

			Fair Value Measurements as of December 31, 2014 using:
Assets (Liabilities)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts (assets)	$96,142	$96,142	$96,142	$—	$—
Interest rate contracts (liabilities)	$(26,478)	$(26,478)	$—	$(26,478)	$—
Long-term receivables	$28,611	$30,200	$—	$—	$30,200
Debt	$(2,982,895)	$(3,212,462)	$—	$(3,212,462)	$—

20.	Distributions

Distributions we paid during 2012, 2013 and 2014 were as follows (in thousands, except per unit amount):

Payment Date	Per Unit Cash Distribution Amount	Total Cash Distribution
2/14/2012	$0.40750	$92,177
5/15/2012	0.42000	95,004
8/14/2012	0.47125	106,597
11/14/2012	0.48500	109,707
Total	$1.78375	$403,485

2/14/2013	$0.50000	$113,340
5/15/2013	0.50750	115,040
8/14/2013	0.53250	120,707
11/14/2013	0.55750	126,374
Total	$2.09750	$475,461

2/14/2014	$0.58500	$132,835
5/15/2014	0.61250	139,079
8/14/2014	0.64000	145,324
11/14/2014	0.66750	151,568
Total	$2.50500	$568,806

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

21.Partners' Capital

The following table details the changes in the number of our limited partner units outstanding from January 1, 2012 through December 31, 2014:

Limited partner units outstanding on January 1, 2012	225,473,142
01/12—Settlement of 2009 award grants	722,766
01/12—Other(a)	4,964
Limited partner units outstanding on December 31, 2012	226,200,872
01/13—Settlement of 2010 award grants	476,682
01/13—Other(a)	1,884
Limited partner units outstanding on December 31, 2013	226,679,438
02/14—Settlement of 2011 award grants	387,216
02/14—Other(a)	1,603
Limited partner units outstanding on December 31, 2014	227,068,257

(a)	Limited partner units issued to settle the equity-based retainer paid to independent directors of our general partner.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

22. Subsequent Events

Recognizable events

No recognizable events have occurred subsequent to December 31, 2014.

Non-recognizable events

Our collective bargaining agreement with approximately 26% of the employees assigned to our Refined Products segment which are represented by the USW, expired January 31, 2015. We are operating under a 24-hour rolling extension of this agreement while negotiations for a new agreement continue.

On February 6, 2015, 166,189 phantom unit awards were issued pursuant to our long-term incentive plan. These grants included both performance-based and retention awards and have a three-year vesting period that will end on December 31, 2017.

On January 30, 2015, we issued 358,072 limited partner units, of which 354,529 were issued to settle unit award grants to certain employees that vested on December 31, 2014 and 3,543 were issued to settle the equity-based retainers paid to the directors of our general partner.

On February 13, 2015, we paid cash distributions of $0.695 per unit on our outstanding limited partner units to unitholders of record at the close of business on February 6, 2015. The total distributions paid were $158.1 million.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) of the Securities Exchange Act) as of the end of the period covered by the date of this report. We performed this evaluation under the supervision and with the participation of our management, including our general partner's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our general partner's Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and practices are effective in providing reasonable assurance that all required disclosures are included in the current report. There have been no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) of the Securities Exchange Act) during the quarter ending December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The information regarding principal accountant fees and services required by Item 9(e) of Schedule 14A of the Exchange Act will be presented in our Proxy Statement under the caption “Independent Registered Public Accounting Firm,” which information is to be incorporated by reference herein.

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

*(d)	Amended and Restated Certificate of Formation of Magellan GP, LLC dated November 15, 2002, as amended on August 12, 2003 (filed as Exhibit 3(f) to Form 10-K filed March 10, 2004).

*(e)	Third Amended and Restated Limited Liability Company Agreement of Magellan GP, LLC dated September 28, 2009 (filed as Exhibit 3.2 to Form 8-K filed September 30, 2009).

Exhibit 4

*(a)	Indenture dated as of May 25, 2004 between Magellan Midstream Partners, L.P. and SunTrust Bank, as trustee (filed as Exhibit 4.1 to Form 8-K filed May 25, 2004).

*(b)	Second Supplemental Indenture dated as of October 15, 2004 between Magellan Midstream Partners, L.P. and SunTrust Bank, as trustee (filed as Exhibit 4.1 to Form 8-K filed October 15, 2004).

*(c)	Indenture dated as of April 19, 2007 between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Form 8-K filed April 20, 2007).

*(d)
First Supplemental Indenture dated as of April 19, 2007 between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Form 8-K filed April 20, 2007).

*(e)	Second Supplemental Indenture dated as of July 14, 2008 between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Form 8-K filed July 14, 2008).

*(f)	Third Supplemental Indenture dated as of June 26, 2009 between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Form 8-K filed June 26, 2009).

*(g)	Indenture dated as of August 11, 2010 between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Form 8-K filed August 16, 2010).

Exhibit No.	Description

*(h)
First Supplemental Indenture dated as of August 11, 2010 between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Form 8-K filed August 16, 2010).

*(i)
Second Supplemental Indenture dated as of November 9, 2012 between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Form 8-K filed November 9, 2012).

*(j)
Third Supplemental Indenture dated as of October 10, 2013 between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Form 8-K filed October 10, 2013).

Exhibit 10

*(a)	Amended and Restated Magellan Midstream Partners Long-Term Incentive Plan dated January 22, 2013 (filed as Exhibit 10(a) to Form 10-K filed February 22, 2013).

(b)	Description of Magellan 2015 Annual Incentive Program.

(c)	Magellan GP, LLC Non-Management Director Compensation Program effective January 1, 2015.

*(d)	Amended and Restated Director Deferred Compensation Plan effective January 28, 2014 (filed as Exhibit 10(d) to Form 10-K filed February 24, 2014).

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

*(g)	Executive Severance Pay Plan dated July 21, 2011 (filed as Exhibit 10.2 to Form 10-Q filed August 4, 2011).

(h)	Form of 2015 Phantom Unit Agreement for awards granted pursuant to the Magellan Midstream Partners Long-Term Incentive Plan.

(i)	Form of 2015 Executive Retention Phantom Unit Agreement for awards granted pursuant to the Magellan Midstream Partners Long-Term Incentive Plan.

*(j)	Form of Commercial Paper Dealer Agreement between Magellan Midstream Partners, L.P., as Issuer, and the Dealer party thereto (filed as Exhibit 10.1 to Form 8-K filed April 22, 2014).

Exhibit 12	Ratio of earnings to fixed charges.

Exhibit 14

*(a)	Code of Ethics dated February 1, 2011 by Michael N. Mears, principal executive officer (filed as Exhibit 14(a) to Form 10-K filed February 25, 2011).

*(b)	Code of Ethics dated April 1, 2014 by Michael P. Osborne, principal financial and accounting officer.

Exhibit 21	Subsidiaries of Magellan Midstream Partners, L.P.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 31

(a)	Certification of Michael N. Mears, principal executive officer.

(b)	Certification of Michael P. Osborne, principal financial officer.

Exhibit 32

(a)	Section 1350 Certification of Michael N. Mears, Chief Executive Officer.

(b)	Section 1350 Certification of Michael P. Osborne, Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN MIDSTREAM PARTNERS, L.P. (Registrant)

By:	MAGELLAN GP, LLC, its general partner

By:	/s/ MICHAEL P. OSBORNE
Michael P. Osborne Senior Vice President and Chief Financial Officer
Date: February 20, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL N. MEARS	Chairman of the Board and Principal Executive Officer of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 20, 2015
Michael N. Mears

/s/ MICHAEL P. OSBORNE	Principal Financial and Accounting Officer of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 20, 2015
Michael P. Osborne

/s/ WALTER R. ARNHEIM	Director of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 20, 2015
Walter R. Arnheim

/s/ ROBERT G. CROYLE	Director of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 20, 2015
Robert G. Croyle

/s/ PATRICK C. EILERS	Director of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 20, 2015
Patrick C. Eilers

/s/ JAMES C. KEMPNER	Director of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 20, 2015
James C. Kempner

/s/ JAMES R. MONTAGUE	Director of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 20, 2015
James R. Montague

/s/ BARRY R. PEARL	Director of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 20, 2015
Barry R. Pearl

Index to Exhibits

Exhibit No.	Description

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

*(d)	Amended and Restated Certificate of Formation of Magellan GP, LLC dated November 15, 2002, as amended on August 12, 2003 (filed as Exhibit 3(f) to Form 10-K filed March 10, 2004).

*(e)	Third Amended and Restated Limited Liability Company Agreement of Magellan GP, LLC dated September 28, 2009 (filed as Exhibit 3.2 to Form 8-K filed September 30, 2009).

Exhibit 4

*(a)	Indenture dated as of May 25, 2004 between Magellan Midstream Partners, L.P. and SunTrust Bank, as trustee (filed as Exhibit 4.1 to Form 8-K filed May 25, 2004).

*(b)	Second Supplemental Indenture dated as of October 15, 2004 between Magellan Midstream Partners, L.P. and SunTrust Bank, as trustee (filed as Exhibit 4.1 to Form 8-K filed October 15, 2004).

*(c)	Indenture dated as of April 19, 2007 between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Form 8-K filed April 20, 2007).

*(d)
First Supplemental Indenture dated as of April 19, 2007 between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Form 8-K filed April 20, 2007).

*(e)	Second Supplemental Indenture dated as of July 14, 2008 between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Form 8-K filed July 14, 2008).

*(f)	Third Supplemental Indenture dated as of June 26, 2009 between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Form 8-K filed June 26, 2009).

*(g)	Indenture dated as of August 11, 2010 between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Form 8-K filed August 16, 2010).

*(h)
First Supplemental Indenture dated as of August 11, 2010 between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Form 8-K filed August 16, 2010).

*(i)
Second Supplemental Indenture dated as of November 9, 2012 between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Form 8-K filed November 9, 2012).

*(j)
Third Supplemental Indenture dated as of October 10, 2013 between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Form 8-K filed October 10, 2013).

Exhibit 10

*(a)	Amended and Restated Magellan Midstream Partners Long-Term Incentive Plan dated January 22, 2013 (filed as Exhibit 10(a) to Form 10-K filed February 22, 2013).

(b)	Description of Magellan 2015 Annual Incentive Program.

(c)	Magellan GP, LLC Non-Management Director Compensation Program effective January 1, 2015.

*(d)	Amended and Restated Director Deferred Compensation Plan effective January 28, 2014 (filed as Exhibit 10(d) to Form 10-K filed February 24, 2014).

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

*(g)	Executive Severance Pay Plan dated July 21, 2011 (filed as Exhibit 10.2 to Form 10-Q filed August 4, 2011).

(h)	Form of 2015 Phantom Unit Agreement for awards granted pursuant to the Magellan Midstream Partners Long-Term Incentive Plan.

(i)	Form of 2015 Executive Retention Phantom Unit Agreement for awards granted pursuant to the Magellan Midstream Partners Long-Term Incentive Plan.

*(j)	Form of Commercial Paper Dealer Agreement between Magellan Midstream Partners, L.P., as Issuer, and the Dealer party thereto (filed as Exhibit 10.1 to Form 8-K filed April 22, 2014).

Exhibit No.	Description
Exhibit 12	Ratio of earnings to fixed charges.

Exhibit 14

*(a)	Code of Ethics dated February 1, 2011 by Michael N. Mears, principal executive officer (filed as Exhibit 14(a) to Form 10-K filed February 25, 2011).

*(b)	Code of Ethics dated April 1, 2014 by Michael P. Osborne, principal financial and accounting officer.

Exhibit 21	Subsidiaries of Magellan Midstream Partners, L.P.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 31

(a)	Certification of Michael N. Mears, principal executive officer.

(b)	Certification of Michael P. Osborne, principal financial officer.

Exhibit 32

(a)	Section 1350 Certification of Michael N. Mears, Chief Executive Officer.

(b)	Section 1350 Certification of Michael P. Osborne, Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.