Form 10-Q
period 2015-03-31
MAGELLAN MIDSTREAM PARTNERS LP
filed 2015-05-05
CIK 1126975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

As of May 4, 2015, there were 227,426,329 outstanding limited partner units of Magellan Midstream Partners, L.P. that trade on the New York Stock Exchange under the ticker symbol "MMP."

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2015
Transportation and terminals revenue	$317,637	$345,600
Product sales revenue	296,063	173,127
Affiliate management fee revenue	4,906	3,363
Total revenue	618,606	522,090
Costs and expenses:
Operating	73,497	98,495
Cost of product sales	198,040	136,179
Depreciation and amortization	37,511	41,697
General and administrative	34,935	35,498
Total costs and expenses	343,983	311,869
Earnings of non-controlled entities	466	9,590
Operating profit	275,089	219,811
Interest expense	36,416	36,607
Interest income	(391)	(349)
Interest capitalized	(5,310)	(2,107)
Debt placement fee amortization expense	599	587
Other expense	—	279
Income before provision for income taxes	243,775	184,794
Provision for income taxes	1,221	1,158
Net income	$242,554	$183,636
Basic and diluted net income per limited partner unit	$1.07	$0.81
Weighted average number of limited partner units outstanding used for basic and diluted net income per unit calculation	227,141	227,525

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2014	2015
Net income	$242,554	$183,636
Other comprehensive income:
Derivative activity:
Net loss on cash flow hedges(1)	(3,613)	(15,465)
Reclassification of net loss (gain) on cash flow hedges to income(1)	(26)	200
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Amortization of prior service credit(2)	(895)	(928)
Amortization of actuarial loss(2)	824	1,572
Total other comprehensive loss	(3,710)	(14,621)
Comprehensive income	$238,844	$169,015
(1) See Note 8–Derivative Financial Instruments for details of the amount of gain/loss recognized in accumulated other comprehensive loss ("AOCL") on derivatives and the amount of gain/loss reclassified from AOCL into income.
(2) See Note 6–Employee Benefit Plans for details of the changes in employee benefit plan assets and benefit obligations recognized in AOCL.

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2014	March 31, 2015
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$17,063	$52,813
Trade accounts receivable (less allowance for doubtful accounts of $0 and $20 at December 31, 2014 and March 31, 2015, respectively)	84,465	96,700
Other accounts receivable	15,711	15,744
Inventory	157,762	160,949
Energy commodity derivatives contracts, net	87,151	36,725
Energy commodity derivatives deposits	6,184	1,100
Other current assets	34,331	31,619
Total current assets	402,667	395,650
Property, plant and equipment	5,533,935	5,642,904
Less: Accumulated depreciation	1,204,601	1,243,310
Net property, plant and equipment	4,329,334	4,399,594
Investments in non-controlled entities	613,867	636,618
Long-term receivables	28,611	27,116
Goodwill	53,260	53,260
Other intangibles (less accumulated amortization of $11,526 and $12,206 at December 31, 2014 and March 31, 2015, respectively)	4,573	3,893
Debt placement costs (less accumulated amortization of $8,952 and $9,539 at December 31, 2014 and March 31, 2015, respectively)	18,084	22,158
Tank bottoms and linefill	42,585	38,361
Other noncurrent assets	24,304	28,467
Total assets	$5,517,285	$5,605,117
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$97,131	$91,022
Accrued payroll and benefits	48,298	31,719
Accrued interest payable	45,973	45,800
Accrued taxes other than income	47,888	42,087
Environmental liabilities	10,564	11,926
Deferred revenue	71,142	75,920
Accrued product purchases	44,355	37,953
Energy commodity derivatives contracts, net	5,413	814
Energy commodity derivatives deposits	84,463	31,512
Other current liabilities	80,928	50,134
Total current liabilities	536,155	418,887
Long-term debt	2,982,895	3,183,750
Long-term pension and benefits	75,155	80,741
Other noncurrent liabilities	29,069	23,427
Environmental liabilities	25,778	24,431
Commitments and contingencies
Partners’ capital:
Limited partner unitholders (227,068 units and 227,426 units outstanding at December 31, 2014 and March 31, 2015, respectively)	1,949,773	1,970,042
Accumulated other comprehensive loss	(81,540)	(96,161)
Total partners’ capital	1,868,233	1,873,881
Total liabilities and partners' capital	$5,517,285	$5,605,117

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2014	2015
Operating Activities:
Net income	$242,554	$183,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	37,511	41,697
Debt placement fee amortization expense	599	587
Loss on sale and retirement of assets	1,205	(3)
Earnings of non-controlled entities	(466)	(9,590)
Distributions from investments in non-controlled entities	384	9,229
Equity-based incentive compensation expense	5,088	4,751
Amortization of prior service credit and actuarial loss	(71)	644
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	15,022	(12,194)
Inventory	(23,011)	(3,187)
Energy commodity derivatives contracts, net of derivatives deposits	(529)	(5,804)
Accounts payable	2,960	(4,351)
Accrued payroll and benefits	(14,552)	(16,579)
Accrued interest payable	5,194	(173)
Accrued taxes other than income	(7,479)	(5,801)
Accrued product purchases	(19,978)	(6,402)
Deferred revenue	1,448	4,778
Current and noncurrent environmental liabilities	(1,393)	15
Other current and noncurrent assets and liabilities	25,588	9,830
Net cash provided by operating activities	270,074	191,083
Investing Activities:
Additions to property, plant and equipment, net(1)	(75,514)	(128,517)
Proceeds from sale and disposition of assets	42	3,089
Investments in non-controlled entities	(127,698)	(13,751)
Distributions in excess of earnings of non-controlled entities	687	4,613
Net cash used by investing activities	(202,483)	(134,566)
Financing Activities:
Distributions paid	(132,835)	(158,061)
Net commercial paper repayments	—	(296,942)
Borrowings under long-term notes	257,713	499,589
Debt placement costs	(2,648)	(4,661)
Net payment on financial derivatives	(3,613)	(42,908)
Settlement of tax withholdings on long-term incentive compensation	(14,813)	(17,784)
Net cash provided (used) by financing activities	103,804	(20,767)
Change in cash and cash equivalents	171,395	35,750
Cash and cash equivalents at beginning of period	25,235	17,063
Cash and cash equivalents at end of period	$196,630	$52,813

Supplemental non-cash investing and financing activities:
Contribution of property, plant and equipment to a non-controlled entity	$—	$13,252
Issuance of limited partner units in settlement of equity-based incentive plan awards	$7,315	$8,045

(1) Additions to property, plant and equipment	$(70,295)	$(127,709)
Changes in accounts payable and other current liabilities related to capital expenditures	(5,219)	(808)
Additions to property, plant and equipment, net	$(75,514)	$(128,517)

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

Description of Business

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil.  As of March 31, 2015, our asset portfolio, including the assets of our joint ventures, consisted of:

•
our refined products segment, comprised of our 9,500-mile refined products pipeline system with 52 terminals as well as 27 independent terminals not connected to our pipeline system and our 1,100-mile ammonia pipeline system;

•
our crude oil segment, comprised of approximately 1,600 miles of crude oil pipelines and storage facilities with an aggregate storage capacity of approximately 21 million barrels, of which 12 million barrels are used for leased storage; and

•	our marine storage segment, consisting of five marine terminals located along coastal waterways with an aggregate storage capacity of approximately 26 million barrels.

Products transported, stored and distributed through our pipelines and terminals include:

•
refined products are the output from refineries and are primarily used as fuels by consumers. Refined products include gasoline, diesel fuel, aviation fuel, kerosene and heating oil.  Collectively, diesel fuel and heating oil are referred to as distillates;

•	liquefied petroleum gases, or LPGs are produced as by-products of the crude oil refining process and in connection with natural gas production. LPGs include butane and propane;

•
blendstocks are blended with refined products to change or enhance their characteristics such as increasing a gasoline's octane or oxygen content. Blendstocks include alkylates, oxygenates and natural gasoline;

•	heavy oils and feedstocks are used as burner fuels or feedstocks for further processing by refineries and petrochemical facilities. Heavy oils and feedstocks include No. 6 fuel oil and vacuum gas oil;

•	crude oil and condensate are used as feedstocks by refineries and petrochemical facilities;

•	biofuels, such as ethanol and biodiesel, are increasingly required by government mandates; and

•	ammonia is primarily used as a nitrogen fertilizer.

Except for ammonia, we use the term petroleum products to describe any, or a combination, of the above-noted products.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of Presentation

In the opinion of management, our accompanying consolidated financial statements which are unaudited, except for the consolidated balance sheet as of December 31, 2014 which is derived from our audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2015, the results of operations for the three months ended March 31, 2014 and 2015 and cash flows for the three months ended March 31, 2014 and 2015. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015 as profits from our blending activities are realized largely during the first and fourth quarters of each year. Additionally, gasoline demand, which drives transportation volumes and revenues on our pipeline systems, generally trends higher during the summer driving months. Further, the volatility of commodity prices impact the profits from our commodity activities and, to a lesser extent, the volume of petroleum products we ship on our pipelines.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements in this report do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

2.	Product Sales Revenue
The amounts reported as product sales revenue on our consolidated statements of income include revenue from the physical sale of petroleum products and from mark-to-market adjustments from New York Mercantile Exchange ("NYMEX") contracts. See Note 8 – Derivative Financial Instruments for a discussion of our commodity hedging strategies and how our NYMEX contracts impact product sales revenues.
For the three months ended March 31, 2014 and 2015, product sales revenue included the following (in thousands):

	Three Months Ended
	March 31,
	2014	2015
Physical sale of petroleum products	$293,240	$169,247
NYMEX contract adjustments:
Change in value of NYMEX contracts that were not designated as hedging instruments associated with our butane blending and fractionation activities(1)	2,823	3,880
Total product sales revenue	$296,063	$173,127
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

	Three Months Ended March 31, 2014
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$210,236	$67,903	$39,498	$—	$317,637
Product sales revenue	293,710	—	2,353	—	296,063
Affiliate management fee revenue	—	4,595	311	—	4,906
Total revenue	503,946	72,498	42,162	—	618,606
Operating expenses	51,157	9,058	14,086	(804)	73,497
Cost of product sales	197,756	—	284	—	198,040
Losses (earnings) of non-controlled entities	—	180	(646)	—	(466)
Operating margin	255,033	63,260	28,438	804	347,535
Depreciation and amortization expense	23,172	6,463	7,072	804	37,511
G&A expenses	23,019	5,994	5,922	—	34,935
Operating profit	$208,842	$50,803	$15,444	$—	$275,089

	Three Months Ended March 31, 2015
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$216,777	$86,560	$42,263	$—	$345,600
Product sales revenue	172,639	—	488	—	173,127
Affiliate management fee revenue	—	3,027	336	—	3,363
Total revenue	389,416	89,587	43,087	—	522,090
Operating expenses	70,306	13,861	15,335	(1,007)	98,495
Cost of product sales	135,634	—	545	—	136,179
Losses (earnings) of non-controlled entities	55	(8,924)	(721)	—	(9,590)
Operating margin	183,421	84,650	27,928	1,007	297,006
Depreciation and amortization expense	23,447	8,229	9,014	1,007	41,697
G&A expenses	22,599	8,086	4,813	—	35,498
Operating profit	$137,375	$68,335	$14,101	$—	$219,811

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Investments in Non-Controlled Entities

Recently-Formed Companies

Saddlehorn Pipeline Company, LLC ("Saddlehorn"), which was formed during first quarter 2015, will own an approximate 550-mile pipeline to deliver various grades of crude oil from the DJ Basin, and potentially the broader Rocky Mountain production area, to Cushing, Oklahoma. We have a 40% equity ownership interest in Saddlehorn, with Plains All American Pipeline, L.P. and Anadarko Petroleum Corporation having 40% and 20% equity ownership interests, respectively. We will serve as construction manager and operator of the Saddlehorn system. Subject to receipt of necessary permits and regulatory approvals, the Saddlehorn pipeline is expected to be operational during mid-2016.

Powder Springs Logistics, LLC ("Powder Springs") was recently formed to construct and develop a butane blending system, including 120,000 barrels of butane storage, near Atlanta, Georgia. We have a 50% equity ownership interest in Powder Springs, with an affiliate of Colonial Pipeline Company having the other 50% equity ownership interest. We will serve as construction manager and operator of the Powder Springs facility. This facility is expected to be operational in early 2017.

Our investments in non-controlled entities at March 31, 2015 are comprised of:

Entity	Ownership Interest
BridgeTex Pipeline Company, LLC ("BridgeTex")	50%
Double Eagle Pipeline LLC ("Double Eagle")	50%
Osage Pipe Line Company, LLC ("Osage")	50%
Powder Springs Logistics, LLC	50%
Saddlehorn Pipeline Company, LLC	40%
Texas Frontera, LLC ("Texas Frontera")	50%

The management fees we receive from Texas Frontera, Powder Springs, Saddlehorn and BridgeTex are reported as affiliate management fee revenue on our consolidated statements of income.  For the three months ended March 31, 2014 and 2015, we received throughput revenue from Double Eagle of $0.5 million and $0.9 million, respectively, which we recognized as transportation and terminals revenue.  At December 31, 2014, we recognized a $0.3 million trade accounts receivable from Double Eagle and at December 31, 2014 and March 31, 2015, we had recognized liabilities of $2.2 million and $1.5 million, respectively, to BridgeTex for pre-paid construction management fees.

In November 2014, we entered into a long-term agreement with BridgeTex for capacity on our Houston area crude oil distribution system. We recognized $8.4 million of revenue from this agreement in first quarter 2015, which we included in transportation and terminals revenue on our consolidated statements of income. We recognized a $2.6 million receivable from BridgeTex at December 31, 2014 associated with this agreement.

The financial results from Texas Frontera are included in our marine storage segment, the financial results from Osage, Double Eagle, BridgeTex and Saddlehorn are included in our crude oil segment and the financial results from Powder Springs are included in our refined products segment as earnings/losses of non-controlled entities.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of our investments in non-controlled entities follows (in thousands):

	BridgeTex	All Others	Consolidated
Investments at December 31, 2014	$489,348	$124,519	$613,867
Additional investment	7,358	19,645	27,003
Earnings of non-controlled entities:
Proportionate share of earnings	9,019	1,269	10,288
Amortization of excess investment and capitalized interest	(510)	(188)	(698)
Earnings of non-controlled entities	8,509	1,081	9,590
Less:
Distributions of earnings from investments in non-controlled entities	8,509	720	9,229
Distributions in excess of earnings of non-controlled entities	4,565	48	4,613
Investments at March 31, 2015	$492,141	$144,477	$636,618

Summarized financial information of our non-controlled entities as of and for the three months ended March 31, 2015 follows (in thousands):

	BridgeTex	All Others	Consolidated
Current assets	$50,901	$21,535	$72,436
Noncurrent assets	822,132	252,542	1,074,674
Total assets	$873,033	$274,077	$1,147,110
Current liabilities	$49,618	$11,019	$60,637
Noncurrent liabilities	236	1,785	2,021
Total liabilities	$49,854	$12,804	$62,658
Equity	$823,179	$261,273	$1,084,452

Revenue	$37,136	$9,520	$46,656
Net income	$18,037	$2,581	$20,618

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Inventory

Inventory at December 31, 2014 and March 31, 2015 was as follows (in thousands):

	December 31, 2014	March 31, 2015
Refined products	$67,055	$68,279
Liquefied petroleum gases	37,642	38,772
Transmix	36,867	33,721
Crude oil	10,015	14,068
Additives	6,183	6,109
Total inventory	$157,762	$160,949

6.	Employee Benefit Plans
We sponsor two pension plans for certain union employees and a pension plan primarily for non-union employees, a postretirement benefit plan for selected employees and a defined contribution plan. The following tables present our consolidated net periodic benefit costs related to the pension and postretirement benefit plans for the three months ended March 31, 2014 and 2015 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2015
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of net periodic benefit costs:
Service cost	$3,352	$67	$4,470	$66
Interest cost	1,659	114	1,869	110
Expected return on plan assets	(1,697)	—	(1,896)	—
Amortization of prior service cost (credit)	33	(928)	—	(928)
Amortization of actuarial loss	629	195	1,347	225
Net periodic benefit cost (credit)	$3,976	$(552)	$5,790	$(527)

Contributions estimated to be paid into the plans in 2015 are $21.1 million and $1.1 million for the pension and postretirement benefit plans, respectively.

We match our employee's qualifying contributions to our defined contribution plan, resulting in expense to us. Expenses related to the defined contribution plan were $2.6 million and $2.8 million for the three months ended March 31, 2014 and 2015, respectively.

Amounts Included in AOCL

The changes in AOCL related to employee benefit plan assets and benefit obligations for the three months ended March 31, 2014 and 2015 were as follows:

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2015
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(36,184)	$3,053	$(63,257)	$(1,696)
Amortization of prior service credit	33	(928)	—	(928)
Amortization of actuarial loss	629	195	1,347	225
Ending balance	$(35,522)	$2,320	$(61,910)	$(2,399)

7.	Debt
Consolidated debt at December 31, 2014 and March 31, 2015 was as follows (in thousands, except as otherwise noted):

	December 31, 2014	March 31, 2015	Weighted-Average Interest Rate for the Three Months Ended March 31, 2015 (1)
Commercial paper(2)	$296,942	$—	0.5%
$250.0 million of 5.65% Notes due 2016	250,758	250,652	5.7%
$250.0 million of 6.40% Notes due 2018	257,280	256,764	5.4%
$550.0 million of 6.55% Notes due 2019	567,868	566,939	5.7%
$550.0 million of 4.25% Notes due 2021	556,304	556,071	4.0%
$250.0 million of 3.20% Notes due 2025(2)	—	249,680	3.2%
$250.0 million of 6.40% Notes due 2037	249,017	249,021	6.4%
$250.0 million of 4.20% Notes due 2042	248,406	248,414	4.2%
$550.0 million of 5.15% Notes due 2043	556,320	556,296	5.1%
$250.0 million of 4.20% Notes due 2045(2)	—	249,913	4.6%
Total debt	$2,982,895	$3,183,750	4.7%

(1)	Weighted-average interest rate includes the amortization/accretion of discounts, premiums and gains/losses realized on historical cash flow and fair value hedges recognized as interest expense.

(2)
These borrowings were outstanding for only a portion of the three month period ending March 31, 2015. The weighted-average interest rate for these borrowings was calculated based on the number of days the borrowings were outstanding during the noted period.

All of the instruments detailed in the table above are senior indebtedness.

The face value of our debt at December 31, 2014 and March 31, 2015 was $2.9 billion and $3.2 billion, respectively. The difference between the face value and carrying value of the debt outstanding is the unamortized portion of terminated fair value hedges and the unamortized discounts and premiums on debt issuances. Realized gains and losses on fair value hedges and note discounts and premiums are being amortized or accreted to the applicable notes over the respective lives of those notes.

2015 Debt Offerings

In March 2015, we issued $250.0 million of our 3.20% notes due 2025 in an underwritten public offering. The notes were issued at 99.871% of par. Net proceeds from this offering were approximately $247.6 million, after underwriting discounts and offering expenses of $2.1 million.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Also in March 2015, we issued $250.0 million of our 4.20% notes due 2045 in an underwritten public offering. The notes were issued at 99.965% of par. Net proceeds from this offering were approximately $247.3 million, after underwriting discounts and offering expenses of $2.6 million.

The net proceeds from these offerings were used to repay borrowings outstanding under our commercial paper program and for general partnership purposes, including expansion capital.

Other Debt

Revolving Credit Facility. The total borrowing capacity under our revolving credit facility, which matures in November 2018, is $1.0 billion. Borrowings outstanding under the facility are classified as long-term debt on our consolidated balance sheets. Borrowings under the facility are unsecured and bear interest at LIBOR plus a spread ranging from 1.0% to 1.75% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate from 0.10% to 0.28%, depending on our credit ratings. The unused commitment fee was 0.125% at March 31, 2015. Borrowings under this facility may be used for general partnership purposes, including capital expenditures. As of March 31, 2015, there were no borrowings outstanding under this facility and $5.6 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets, but decrease our borrowing capacity under the facility.

Commercial Paper Program. The maturities of our commercial paper notes vary, but may not exceed 397 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. The commercial paper we can issue is limited by the amounts available under our revolving credit facility up to an aggregate principal amount of $1.0 billion and is, therefore, classified as long-term debt. As of March 31, 2015, there were no commercial paper borrowings outstanding.

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

In first quarter 2015, we entered into a $50.0 million forward-starting interest rate swap agreement to hedge against the risk of variability of future interest payments on a portion of debt we anticipate issuing in 2016. The fair value of this contract at March 31, 2015 was recorded on our balance sheet as an other noncurrent asset of $1.0 million. We account for this agreement as a cash flow hedge.

In third and fourth quarter of 2014, we entered into $250.0 million of forward-starting interest rate swap agreements to hedge against the risk of variability of future interest payments on a portion of debt we anticipated issuing in 2015. We accounted for these agreements as cash flow hedges. When we issued the $250.0 million of 4.20% notes due 2045 in first quarter 2015, we settled the associated interest rate swap agreements for a loss of $42.9 million. The loss was recorded to other comprehensive income ($26.5 million and $16.4 million recorded in 2014 and 2015, respectively) and will be recognized into earnings as an adjustment to our periodic interest expense accruals over the life of the associated notes. This loss was also reported as net payment on financial derivatives in the financing activities of our consolidated statements of cash flows.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2012, we terminated and settled certain interest rate swap agreements and realized a gain of $11.0 million, which was recorded to other comprehensive income as a deferred cash flow hedging gain. The purpose of these swaps was to hedge against the variability of interest payments on an anticipated debt issuance, which was completed during first quarter 2015. The effective portion of this gain in the amount of $10.6 million at March 31, 2015 will be recognized into earnings as an adjustment to our periodic interest expense over the life of the $250.0 million of 4.20% notes due 2045 that were issued in first quarter 2015.

Commodity Derivatives

Hedging Strategies

Our butane blending activities produce gasoline products, and we can reasonably estimate the timing and quantities of sales of these products. We use a combination of forward purchase and sale contracts, NYMEX contracts and Chicago Mercantile Exchange ("CME") butane futures agreements to help manage commodity price changes, which is intended to mitigate the risk of decline in the product margin realized from our butane blending activities that we choose to hedge. Further, certain of our other commercial operations generate petroleum products. We use NYMEX contracts to hedge against future price changes for some of these commodities.

We account for the forward physical purchase and sale contracts we use in our butane blending and fractionation activities as normal purchases and sales. Forward contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of March 31, 2015, we had commitments under these forward purchase and sale contracts as follows (in millions):

	Notional Value	Barrels
Forward purchase contracts	$72.8	1.8
Forward sale contracts	$4.5	0.1

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

During the three months ended March 31, 2014 and 2015, none of the commodity hedging contracts we entered into qualified for or were designated as cash flow hedges.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Period changes in the fair value of NYMEX agreements that are accounted for as economic hedges (other than those economic hedges of our pipeline product overages as discussed below), the effective portion of changes in the fair value of cash flow hedges that are reclassified from accumulated other comprehensive income/loss and any ineffectiveness associated with hedges related to our commodity activities are recognized currently in earnings as adjustments to product sales.

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

As outlined in the table below, our open NYMEX contracts and CME butane futures agreements at March 31, 2015 were as follows:

Type of Contract/Accounting Methodology	Product Represented by the Contract and Associated Barrels	Maturity Dates
NYMEX - Fair Value Hedges	0.7 million barrels of crude oil	Between December 2015 and November 2016
NYMEX - Economic Hedges(1)	3.2 million barrels of refined products and crude oil	Between April 2015 and January 2016
CME Butane Futures Agreements - Economic Hedges	0.3 million barrels of butane	Between April and December 2015

(1) Of the 3.2 million barrels of products we have economically hedged at March 31, 2015, we had open agreements which swap the pricing on 0.1 million of those barrels from New York harbor to Platts Group 3 or Platts Gulf Coast, which are the geographic locations where these barrels will be sold.

Energy Commodity Derivatives Contracts and Deposits Offsets

At March 31, 2015, we had received margin deposits of $31.5 million for our NYMEX and CME contracts with one of our counterparties, which were recorded as a current liability under energy commodity derivatives deposits on our consolidated balance sheet. Additionally, we made margin deposits of $1.1 million for our CME contracts with a second counterparty, which were recorded as a current asset under energy commodity derivatives deposits on our consolidated balance sheet. We have the right to offset the combined fair values of our open NYMEX contracts and our open CME butane futures agreements against our margin deposits under a master netting arrangement for each counterparty; however, we have elected to present the combined fair values of our open NYMEX and CME butane futures agreements separately from the related margin deposits on our consolidated balance sheets. Additionally, we have the right to offset the fair values of our NYMEX agreements and CME butane futures agreements together for each counterparty, which we have elected to do, and we report the combined net balances on our consolidated balance sheets. A schedule of the derivative amounts we have offset and the deposit

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amounts we could offset under a master netting arrangement are provided below as of December 31, 2014 and March 31, 2015 (in thousands):

	December 31, 2014
Description	Gross Amounts of Recognized Assets	Gross Amounts of Liabilities Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet(1)	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheet	Net Asset Amount(3)
Energy commodity derivatives	$106,764	$(10,622)	$96,142	$(78,279)	$17,863

	March 31, 2015
Description	Gross Amounts of Recognized Assets	Gross Amounts of Liabilities Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet(2)	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheet	Net Asset Amount(3)
Energy commodity derivatives	$55,770	$(1,691)	$54,079	$(30,412)	$23,667

(1)	Net amount includes energy commodity derivative contracts classified as current assets, net, of $87,151, current liabilities of $5,413 and noncurrent assets of $14,404.

(2)	Net amount includes energy commodity derivative contracts classified as current assets, net, of $36,725, current liabilities of $814 and noncurrent assets of $18,168.

(3)	This represents the maximum amount of loss we would incur if our counterparties failed to perform on their derivative contracts.

Impact of Derivatives on Our Financial Statements

Comprehensive Income

The changes in derivative activity included in AOCL for the three months ended March 31, 2014 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
Derivative Gains (Losses) Included in AOCL	2014	2015
Beginning balance	$13,627	$(16,587)
Net loss on interest rate contract cash flow hedges	(3,613)	(15,465)
Reclassification of net loss (gain) on cash flow hedges to income	(26)	200
Ending balance	$9,988	$(31,852)
The following tables provide a summary of the effect on our consolidated statements of income for the three months ended March 31, 2014 and 2015 of derivatives accounted for under ASC 815-30, Derivatives and Hedging—Cash Flow Hedges, that were designated as hedging instruments (in thousands):

	Three Months Ended March 31, 2014
	Amount of Loss Recognized in AOCL on Derivative	Location of Gain Reclassified from AOCL into Income	Amount of Gain Reclassified from AOCL into Income
Derivative Instrument			Effective Portion	Ineffective Portion
Interest rate contracts	$(3,613)	Interest expense	$26	$—

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2015
	Amount of Loss Recognized in AOCL on Derivative	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Derivative Instrument			Effective Portion	Ineffective Portion
Interest rate contracts	$(15,465)	Interest expense	$(200)	$—

As of March 31, 2015, the net loss estimated to be classified to interest expense over the next twelve months from AOCL is approximately $1.5 million.
Income Statement
The following table provides a summary of the effect on our consolidated statements of income for the three months ended March 31, 2014 and 2015 of derivatives accounted for under ASC 815; Derivatives and Hedging—Overall, that were not designated as hedging instruments (in thousands):

		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended
	Location of Gain (Loss) Recognized on Derivative	March 31,
Derivative Instrument		2014	2015
NYMEX commodity contracts	Product sales revenue	$2,823	$3,880
NYMEX commodity contracts	Operating expenses	365	1,303
CME butane futures agreements	Cost of product sales	144	(1,224)
	Total	$3,332	$3,959
The impact of the derivatives in the above table was reflected as cash from operations on our consolidated statements of cash flows.

During 2014 and 2015, we had open NYMEX contracts on 0.7 million barrels of crude oil that were designated as fair value hedges. Because there was no ineffectiveness recognized on these hedges, the cumulative gains at December 31, 2014 and March 31, 2015 of $13.3 million and $17.5 million, respectively, from the agreements were offset by a cumulative decrease to tank bottoms and linefill. We exclude the differential between the current spot price and forward price from our assessment of hedge effectiveness for these fair value hedges. For the three months ended March 31, 2015, we recognized a loss of $0.3 million for the amounts we excluded from the assessment of effectiveness of these fair value hedges, which we reported as other expense on our consolidated statements of income.
Balance Sheet
The following tables provide a summary of the fair value of derivatives accounted for under ASC 815, Derivatives and Hedging, which are presented on a net basis in our consolidated balance sheets, that were designated as hedging instruments as of December 31, 2014 and March 31, 2015 (in thousands):

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$360	Energy commodity derivatives contracts, net	$—
NYMEX commodity contracts	Other noncurrent assets	14,404	Other noncurrent liabilities	—
Interest rate contracts	Other current assets	—	Other current liabilities	26,478
	Total	$14,764	Total	$26,478

	March 31, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$541	Energy commodity derivatives contracts, net	$—
NYMEX commodity contracts	Other noncurrent assets	18,168	Other noncurrent liabilities	—
Interest rate contracts	Other noncurrent assets	965	Other noncurrent liabilities	—
	Total	$19,674	Total	$—

The following tables provide a summary of the fair value of derivatives accounted for under ASC 815, Derivatives and Hedging, which are presented on a net basis in our consolidated balance sheets, that were not designated as hedging instruments as of December 31, 2014 and March 31, 2015 (in thousands):

	December 31, 2014
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$92,000	Energy commodity derivatives contracts, net	$—
CME butane futures agreements	Energy commodity derivatives contracts, net	—	Energy commodity derivatives contracts, net	10,622
	Total	$92,000	Total	$10,622

	March 31, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$37,061	Energy commodity derivatives contracts, net	$13
CME butane futures agreements	Energy commodity derivatives contracts, net	—	Energy commodity derivatives contracts, net	1,678
	Total	$37,061	Total	$1,691

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Commitments and Contingencies

Environmental Liabilities

Liabilities recognized for estimated environmental costs were $36.3 million and $36.4 million at December 31, 2014 and March 31, 2015, respectively. We have classified environmental liabilities as current or noncurrent based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental liabilities will be paid over the next 10 years. Environmental expenses recognized as a result of changes in our environmental liabilities are included in operating expenses on our consolidated statements of income. Environmental expenses for the three months ended March 31, 2014 and 2015 were $0.3 million and $1.4 million, respectively.

Environmental Receivables

Receivables from insurance carriers and other third parties related to environmental matters at December 31, 2014 were $5.1 million, of which $1.3 million and $3.8 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheet. Receivables from insurance carriers and other third parties related to environmental matters at March 31, 2015 were $5.0 million, of which $1.2 million and $3.8 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheet.
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
We have a long-term incentive plan (“LTIP”) for certain of our employees and for directors of our general partner. The LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate payout of 9.4 million of our limited partner units. The estimated units available under the LTIP at March 31, 2015 total 1.0 million. The compensation committee of our general partner’s board of directors administers our LTIP.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our equity-based incentive compensation expense was as follows (in thousands):

	Three Months Ended
	March 31, 2014
	Equity Method	Liability Method	Total
Performance-based awards:
2012 awards	$1,022	$924	$1,946
2013 awards	1,181	548	1,729
2014 awards	904	—	904
Retention awards	509	—	509
Total	$3,616	$1,472	$5,088

Allocation of LTIP expense on our consolidated statements of income:
G&A expense			$4,974
Operating expense			114
Total			$5,088

	Three Months Ended
	March 31, 2015
	Equity Method	Liability Method	Total
Performance/market-based awards:
2013 awards	$1,519	$215	$1,734
2014 awards	1,623	—	1,623
2015 awards	1,019	—	1,019
Retention awards	375	—	375
Total	$4,536	$215	$4,751

Allocation of LTIP expense on our consolidated statements of income:
G&A expense			$4,689
Operating expense			62
Total			$4,751

In February 2015, 166,189 phantom unit awards were issued pursuant to our LTIP. These grants included both performance-based and retention awards and have a three-year vesting period.

In January 2015, we issued 358,072 limited partner units, of which 354,529 were issued to settle unit award grants to certain employees that vested on December 31, 2014 and 3,543 were issued to settle the equity-based retainer paid to certain members of our general partner's board of directors.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Distributions
Distributions we paid during 2014 and 2015 were as follows (in thousands, except per unit amounts):

Payment Date	Per Unit Cash Distribution Amount	Total Cash Distribution to Limited Partners
02/14/2014	$0.5850	$132,835
05/15/2014	0.6125	139,079
08/14/2014	0.6400	145,324
11/14/2014	0.6675	151,568
Total	$2.5050	$568,806

2/13/2015	$0.6950	$158,061
5/15/2015(1)	0.7175	163,178
Total	$1.4125	$321,239

(1) Our general partner's board of directors declared this cash distribution on April 23, 2015 to be paid on May 15, 2015 to unitholders of record at the close of business on May 4, 2015.

12.	Fair Value

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

•
Debt. The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2014 and March 31, 2015; however, where recent observable market trades were not available, prices were determined using adjustments to the last traded value for that debt issuance or by adjustments to the prices of similar debt instruments of peer entities that are actively traded. The carrying amount of borrowings, if any, under our revolving credit facility and

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

our commercial paper program approximates fair value due to the frequent repricing of these obligations.

Fair Value Measurements - Financial Assets and Liabilities

The following tables summarize the carrying amounts, fair values and recurring fair value measurements recorded or disclosed as of December 31, 2014 and March 31, 2015, based on the three levels established by ASC 820; Fair Value Measurements and Disclosures (in thousands):

	As of December 31, 2014
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts – assets	$96,142	$96,142	$96,142	$—	$—
Interest rate contracts – liabilities	$(26,478)	$(26,478)	$—	$(26,478)	$—
Long-term receivables	$28,611	$30,200	$—	$—	$30,200
Debt	$(2,982,895)	$(3,212,462)	$—	$(3,212,462)	$—

	As of March 31, 2015
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts – assets	$54,079	$54,079	$54,079	$—	$—
Interest rate contracts – assets	$965	$965	$—	$965	$—
Long-term receivables	$27,116	$28,820	$—	$—	$28,820
Debt	$(3,183,750)	$(3,481,995)	$—	$(3,481,995)	$—

13.	Related Party Transactions

Barry R. Pearl is an independent member of our general partner's board of directors and is also a director of the general partner of Targa Resources Partners, L.P. ("Targa"). In the normal course of business, we purchase butane from subsidiaries of Targa. For the three months ended March 31, 2014 and 2015, we made purchases of butane from subsidiaries of Targa of $12.2 million and $8.8 million, respectively. These purchases were based on the then-current index prices. We had recognized payables to Targa of $0.9 million and $1.5 million at December 31, 2014 and March 31, 2015, respectively.

See Note 4 – Investments in Non-Controlled Entities for a discussion of affiliate joint venture transactions we account for under the equity method.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Subsequent Events

Recognizable events

No recognizable events occurred subsequent to March 31, 2015.

Non-recognizable events

In April 2015, our general partner's board of directors declared a quarterly distribution of $0.7175 per unit to be paid on May 15, 2015 to unitholders of record at the close of business on May 4, 2015. The total cash distributions expected to be paid under this declaration are approximately $163.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a publicly traded limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of March 31, 2015, our asset portfolio, including the assets of our joint ventures, consisted of:

•
our refined products segment, comprised of our 9,500-mile refined products pipeline system with 52 terminals as well as 27 independent terminals not connected to our pipeline system and our 1,100-mile ammonia pipeline system;

•
our crude oil segment, comprised of approximately 1,600 miles of crude oil pipelines and storage facilities with an aggregate storage capacity of approximately 21 million barrels, of which 12 million barrels are used for leased storage; and

•	our marine storage segment, consisting of five marine terminals located along coastal waterways with an aggregate storage capacity of approximately 26 million barrels.

The following discussion provides an analysis of the results for each of our operating segments, an overview of our liquidity and capital resources and other items related to our partnership. The following discussion and analysis should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Developments

Election to our General Partner's Board of Directors. On April 23, 2015, at our annual meeting of limited partners, Stacy P. Methvin was elected to our general partner's board of directors as an independent director.

Saddlehorn Pipeline.  During the first quarter of 2015, plans were finalized for the Saddlehorn pipeline, a 550-mile pipeline system to deliver various grades of crude oil from the DJ Basin, and potentially the broader Rocky Mountain production area, to Cushing, Oklahoma. Anadarko Petroleum Corporation ("Anadarko") exercised its option for partial equity ownership, resulting in 40% ownership of Saddlehorn Pipeline Company ("Saddlehorn") by us, with Plains All-American Pipeline, L.P. and Anadarko owning 40% and 20%, respectively.  We will serve as construction manager and operator for Saddlehorn. The Saddlehorn pipeline is expected to be operational in mid-2016.

Debt Offerings. During first quarter 2015, we issued $500.0 million of senior notes, consisting of $250.0 million of 3.2% notes due in 2025 and $250.0 million of 4.2% notes due in 2045. See 2015 Debt Offerings under Liquidity below for further discussion of this matter.

Cash Distribution. In April 2015, the board of directors of our general partner declared a quarterly cash distribution of $0.7175 per unit for the period of January 1, 2015 through March 31, 2015. This quarterly cash distribution will be paid on May 15, 2015 to unitholders of record on May 4, 2015. Total distributions expected to be paid under this declaration are approximately $163.2 million.

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

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2015

	Three Months Ended March 31,		Variance Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$210.2	$216.8	$6.6	3
Crude oil	67.9	86.5	18.6	27
Marine storage	39.5	42.3	2.8	7
Total transportation and terminals revenue	317.6	345.6	28.0	9
Affiliate management fee revenue	4.9	3.4	(1.5)	(31)
Operating expenses:
Refined products	51.2	70.3	(19.1)	(37)
Crude oil	9.1	13.9	(4.8)	(53)
Marine storage	14.1	15.3	(1.2)	(9)
Intersegment eliminations	(0.8)	(1.0)	0.2	25
Total operating expenses	73.6	98.5	(24.9)	(34)
Product margin:
Product sales revenue	296.1	173.1	(123.0)	(42)
Cost of product sales	198.0	136.2	61.8	31
Product margin(1)	98.1	36.9	(61.2)	(62)
Earnings of non-controlled entities	0.5	9.6	9.1	1,820
Operating margin	347.5	297.0	(50.5)	(15)
Depreciation and amortization expense	37.5	41.7	(4.2)	(11)
G&A expense	34.9	35.5	(0.6)	(2)
Operating profit	275.1	219.8	(55.3)	(20)
Interest expense (net of interest income and interest capitalized)	30.7	34.1	(3.4)	(11)
Debt placement fee amortization expense	0.6	0.6	—	—
Other expense	—	0.3	(0.3)	n/a
Income before provision for income taxes	243.8	184.8	(59.0)	(24)
Provision for income taxes	1.2	1.2	—	—
Net income	$242.6	$183.6	$(59.0)	(24)
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.356	$1.369
Volume shipped (million barrels):
Gasoline	59.8	62.2
Distillates	37.5	36.9
Aviation fuel	5.0	5.2
Liquefied petroleum gases	1.5	1.0
Total volume shipped	103.8	105.3
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$1.113	$1.112
Volume shipped (million barrels)	41.8	50.0
Crude oil terminal average utilization (million barrels per month)	12.1	12.6
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels) (2)	—	15.0

Marine storage:
Marine terminal average utilization (million barrels per month)	22.7	23.6

(1) Product margin does not include depreciation or amortization expense.
(2) These volumes reflect the total shipments by BridgeTex, of which our ownership interest is 50%.

Transportation and terminals revenue increased $28.0 million resulting from:

•
an increase in refined products revenue of $6.6 million. Refined products revenue increased primarily due to a 1% increase in transportation volumes, higher weighted average tariff rates and higher ancillary revenues associated with increased activity. Shipments were higher primarily due to increased demand for gasoline in the markets we serve. Tariff rates were favorably impacted by our mid-year 2014 tariff rate increase of 3.9%, partially offset by more shorter-haul shipments (which have a lower rate);

•
an increase in crude oil revenue of $18.6 million primarily due to higher crude oil deliveries on our Longhorn pipeline and capacity revenue received in first quarter 2015 from BridgeTex Pipeline Company, LLC ("BridgeTex") for capacity on our Houston area crude oil distribution system. Shipments on our Longhorn pipeline averaged approximately 250,000 barrels per day in first quarter 2015, an increase of approximately 50,000 barrels per day over first quarter 2014; and

•	an increase in marine storage revenue of $2.8 million primarily due to improved utilization and higher storage rates at our marine facilities.
Affiliate management fee revenue decreased $1.5 million due to lower construction management fees related to BridgeTex.
Operating expenses increased by $24.9 million primarily resulting from:

•
an increase in refined products expenses of $19.1 million primarily due to less favorable product overages (which reduce operating expense) as a result of significantly lower commodity prices in 2015, as well as higher asset integrity spending and additional property taxes; and

•
an increase in crude oil expenses of $4.8 million primarily due to less favorable product overages (which reduce operating expense) as a result of significantly lower commodity prices in 2015 and higher power costs associated with moving additional volume in the current period; and

•	an increase in marine storage expenses of $1.2 million primarily due to higher asset integrity costs and additional asset retirements during the current period.
Product sales revenue primarily resulted from our butane blending activities, transmix fractionation and product gains from our independent terminals. We utilize New York Mercantile Exchange (“NYMEX”) contracts to hedge against changes in the price of petroleum products we expect to sell in the future, and we use butane futures agreements to hedge against changes in the price of butane we expect to purchase in future periods. See Note 8 –Derivative Financial Instruments in Item 1 – Consolidated Financial Statements for a discussion of our hedging strategies and how our use of NYMEX contracts and butane futures agreements impacts our product margin. Product margin decreased $61.2 million primarily due to the impact of lower commodity prices on physical product sales in the current period as the related gain on the economic hedges was recognized mainly in the prior quarter. See Other Items—Commodity Derivative Agreements—Impact of Commodity Derivatives on Results of Operations below for more information about our NYMEX contracts.
Earnings of non-controlled entities increased $9.1 million primarily due to our share of earnings from BridgeTex, which began operations late in 2014.
Depreciation and amortization increased $4.2 million primarily due to expansion capital projects placed into service over the last year and a $1.8 million charge recognized during first quarter 2015 to write off an office/warehouse building.
G&A expense increased $0.6 million primarily due to higher personnel costs resulting from an increase in employee headcount, partially offset by lower costs associated with deferred board of director compensation due to a decrease in the price of our limited partner units in the first quarter of 2015.
Interest expense, net of interest income and interest capitalized, increased $3.4 million primarily due to lower capitalized interest now that the BridgeTex pipeline project is operational. Our average outstanding debt increased from $2.8 billion in first quarter 2014 to $3.1 billion in first quarter 2015 primarily due to borrowings for expansion capital expenditures, including $250.0 million of 3.20% senior notes and $250.0 million of 4.20% senior notes issued in March 2015. Our weighted-average interest rate decreased from 5.2% in first quarter 2014 to 4.7% in first quarter 2015 due to the impact of our commercial paper borrowings and March 2015 debt issuances, which are both at lower rates than the debt we retired in mid-2014.

Distributable Cash Flow

We calculate the non-GAAP measures of distributable cash flow ("DCF") and adjusted EBITDA in the table below. Management uses DCF as a basis for recommending to our general partner's board of directors the amount of cash distributions to be paid to our limited partners each period. Management also uses DCF as a basis for determining the payouts for the performance-based awards issued under our equity-based compensation plan. Adjusted EBITDA is an important measure that we and the investment community use to assess the financial results of an entity. We believe that investors benefit from having access to the same financial measures utilized by management for these evaluations. A reconciliation of DCF and adjusted EBITDA for the three months ended March 31, 2014 and 2015 to net income, which is its nearest comparable GAAP financial measure, follows (in millions):

	Three Months Ended March 31,		Increase
	2014	2015	(Decrease)
Net income	$242.6	$183.6	$(59.0)
Interest expense, net, and provision for income taxes	31.9	35.3	3.4
Depreciation and amortization expense(1)	38.1	42.3	4.2
Equity-based incentive compensation expense(2)	(9.7)	(13.0)	(3.3)
Asset retirements	1.2	—	(1.2)
Commodity-related adjustments:
Derivative losses (gains) recognized in the period associated with future product transactions(3)	(0.1)	4.5	4.6
Derivative gains (losses) recognized in previous periods associated with product sales completed in the period(4)	(5.3)	56.4	61.7
Lower-of-cost-or-market adjustments(5)	—	(29.1)	(29.1)
Total commodity-related adjustments	(5.4)	31.8	37.2
Cash distributions of non-controlled entities in excess of earnings	0.4	4.9	4.5
Adjusted EBITDA	299.1	284.9	(14.2)
Interest expense, net, and provision for income taxes	(31.9)	(35.3)	(3.4)
Maintenance capital(6)	(14.0)	(16.5)	(2.5)
DCF	$253.2	$233.1	$(20.1)

(1)	Depreciation and amortization expense includes debt placement fee amortization.

(2)
Because we intend to satisfy vesting of units under our equity-based incentive compensation program with the issuance of limited partner units, expenses related to this program generally are deemed non-cash and added back for DCF purposes. Total equity-based incentive compensation expense for the three months ended March 31, 2014 and 2015 was $5.1 million and $4.8 million, respectively. However, the figures above include an adjustment for minimum statutory tax withholdings we paid in 2014 and 2015 of $14.8 million and $17.8 million, respectively, for equity-based incentive compensation units that vested on the previous year end, which reduce DCF.

(3)
Certain derivatives we use as economic hedges have not been designated as hedges for accounting purposes and the mark-to-market changes of these derivatives are recognized currently in earnings. In addition, we have designated certain derivatives we use to hedge our crude oil tank bottoms and linefill assets as fair value hedges and the change in the differential between the current spot price and forward price on these hedges is recognized currently in earnings. We exclude the net impact of both of these adjustments from our determination of DCF until the hedged products are physically sold. In the period in which these hedged products are physically sold, the net impact of the associated hedges are included in our determination of DCF.

(4)
When we physically sell products that we have economically hedged (but were not designated as hedges for accounting purposes), we include in our DCF calculations the full amount of the gain or loss realized on the economic hedges in the period that the underlying product sales occur.

(5)
We add the amount of lower-of-cost-or-market (“LCM”) adjustments on inventory and firm purchase commitments we recognize in each applicable period to determine DCF as these are non-cash charges against income.  In subsequent periods when we physically sell or purchase the related products, we deduct the LCM adjustments previously recognized to determine DCF.

(6)
Maintenance capital expenditure projects maintain our existing assets and do not generate incremental DCF (i.e. incremental returns to our unitholders). For this reason, we deduct maintenance capital expenditures to determine DCF.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Operating Activities. Cash provided by operations is net income adjusted for certain non-cash items and changes in certain assets and liabilities.
Net cash provided by operating activities was $270.1 million and $191.1 million for the three months ended March 31, 2014 and 2015, respectively. The $79.0 million decrease from 2014 to 2015 was due to lower net income related to activities previously described and changes in our working capital, slightly offset by adjustments to non-cash items.
Investing Activities. Investing cash flows consist primarily of capital expenditures and investments in non-controlled entities.
Net cash used by investing activities for the three months ended March 31, 2014 and 2015 was $202.5 million and $134.6 million, respectively. During 2015, we spent $127.7 million for capital expenditures, which included $16.5 million for maintenance capital and $111.2 million for expansion capital. Also during the 2015 period, we contributed capital of $13.8 million in conjunction with our joint venture capital projects which we account for as investments in non-controlled entities. During 2014, we spent $70.3 million for capital expenditures, which included $14.0 million for maintenance capital and $56.3 million for expansion capital. Also during the 2014 period, we contributed capital of $127.7 million in conjunction with our joint venture capital projects (primarily BridgeTex) which we account for as investments in non-controlled entities.
Financing Activities. Investing cash flows consist primarily of distributions to our unitholders and borrowings and repayments under long-term notes and our commercial paper program.
Net cash provided (used) by financing activities for the three months ended March 31, 2014 and 2015 was $103.8 million and $(20.8) million, respectively. During 2015, we paid cash distributions of $158.1 million to our unitholders. Additionally, we received net proceeds of $499.6 million from borrowings under long-term notes, which were used in part to repay borrowings outstanding under our commercial paper program and for general partnership purposes, including expansion capital. In connection with the borrowings under long-term notes, we paid $42.9 million in settlement of associated interest rate swap agreements. Also, in January 2015, the cumulative amounts of the January 2012 equity-based incentive compensation award grants were settled by issuing 354,529 limited partner units and distributing those units to the long-term incentive plan ("LTIP") participants, resulting in payments of associated tax withholdings of $17.8 million. During 2014, we paid cash distributions of $132.8 million to our unitholders. Additionally, we received net proceeds of $257.7 million from borrowings under notes, which were used to repay borrowings outstanding under our revolving credit facility and for general partnership purposes, including expansion capital. Also, in January 2014, the cumulative amounts of the January 2011 equity-based incentive compensation award grants were settled by issuing 387,216 limited partner units and distributing those units to the LTIP participants, resulting in payments of associated tax withholdings of $14.8 million.
The quarterly distribution amount related to our first-quarter 2015 financial results (to be paid in second quarter 2015) is $0.7175 per unit.  If we meet management's targeted distribution growth of 15% for 2015 and the number of outstanding limited partner units remains unchanged at 227.4 million, total cash distributions of approximately $683.4 million will be paid to our unitholders related to 2015 financial results. Management believes we will have sufficient distributable cash flow to fund these distributions.

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

For the three months ended March 31, 2015, our maintenance capital spending was $16.5 million. For 2015, we expect to spend approximately $85 million on maintenance capital.

During the first three months of 2015, we spent $111.2 million for organic growth capital and $13.8 million for capital projects in conjunction with our joint ventures. Based on the progress of expansion projects already underway, we expect to spend approximately $800 million for expansion capital and joint venture capital contributions during 2015, with an additional $400 million in 2016 to complete our current projects. The new spending estimates include our contributions for our 40% interest in Saddlehorn and approximately $55 million for a refined products terminal acquired in the Atlanta, Georgia market on May 1, 2015.

Liquidity

Consolidated debt at December 31, 2014 and March 31, 2015 was as follows (in thousands, except as otherwise noted):

	December 31, 2014	March 31, 2015	Weighted-Average Interest Rate for the Three Months Ended March 31, 2015 (1)
Commercial paper(2)	$296,942	$—	0.5%
$250.0 million of 5.65% Notes due 2016	250,758	250,652	5.7%
$250.0 million of 6.40% Notes due 2018	257,280	256,764	5.4%
$550.0 million of 6.55% Notes due 2019	567,868	566,939	5.7%
$550.0 million of 4.25% Notes due 2021	556,304	556,071	4.0%
$250.0 million of 3.20% Notes due 2025(2)	—	249,680	3.2%
$250.0 million of 6.40% Notes due 2037	249,017	249,021	6.4%
$250.0 million of 4.20% Notes due 2042	248,406	248,414	4.2%
$550.0 million of 5.15% Notes due 2043	556,320	556,296	5.1%
$250.0 million of 4.20% Notes due 2045(2)	—	249,913	4.6%
Total debt	$2,982,895	$3,183,750	4.7%

(1)	Weighted-average interest rate includes the amortization/accretion of discounts, premiums and gains/losses realized on historical cash flow and fair value hedges recognized as interest expense.

(2)
These borrowings were outstanding for only a portion of the three month period ending March 31, 2015. The weighted-average interest rate for these borrowings was calculated based on the number of days the borrowings were outstanding during the noted period.

All of the instruments detailed in the table above are senior indebtedness.

The face value of our debt at December 31, 2014 and March 31, 2015 was $2.9 billion and $3.2 billion, respectively. The difference between the face value and carrying value of the debt outstanding is the unamortized portion of terminated fair value hedges and the unamortized discounts and premiums on debt issuances. Realized gains and losses on fair value hedges and note discounts and premiums are being amortized or accreted to the applicable notes over the respective lives of those notes.

2015 Debt Offerings

In March 2015, we issued $250.0 million of our 3.20% notes due 2025 in an underwritten public offering. The notes were issued at 99.871% of par. Net proceeds from this offering were approximately $247.6 million, after underwriting discounts and offering expenses of $2.1 million.

Also in March 2015, we issued $250.0 million of our 4.20% notes due 2045 in an underwritten public offering. The notes were issued at 99.965% of par. Net proceeds from this offering were approximately $247.3 million, after underwriting discounts and offering expenses of $2.6 million.

The net proceeds from these offerings were used to repay borrowings outstanding under our commercial paper program and for general partnership purposes, including expansion capital.

Other Debt

Revolving Credit Facility. The total borrowing capacity under our revolving credit facility, which matures in November 2018, is $1.0 billion. Borrowings outstanding under the facility are classified as long-term debt on our consolidated balance sheets. Borrowings under the facility are unsecured and bear interest at LIBOR plus a spread ranging from 1.0% to 1.75% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate from 0.10% to 0.28%, depending on our credit ratings. The unused commitment fee was 0.125% at March 31, 2015. Borrowings under this facility may be used for general partnership purposes, including capital expenditures. As of March 31, 2015, there were no borrowings outstanding under this facility and $5.6 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets, but decrease our borrowing capacity under the facility.

Commercial Paper Program. The maturities of our commercial paper notes vary, but may not exceed 397 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. The commercial paper we can issue is limited by the amounts available under our revolving credit facility up to an aggregate principal amount of $1.0 billion and is, therefore, classified as long-term debt. As of March 31, 2015, there were no commercial paper borrowings outstanding.

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

Other Items

Commodity Derivative Agreements. Certain of the business activities in which we engage result in our owning various commodities, which exposes us to commodity price risk. We use forward physical commodity contracts, NYMEX contracts and Chicago Mercantile Exchange ("CME") butane futures agreements to help manage this commodity price risk. We use forward physical contracts to purchase butane and sell refined products. We account for these forward physical contracts as normal purchase and sale contracts, using traditional accrual accounting.  We use NYMEX contracts to hedge against changes in the price of refined products and crude oil that we expect to sell in future periods. We use and account for those NYMEX contracts that qualify for hedge accounting treatment as either cash flow or fair value hedges, and we use and account for those NYMEX contracts that do not qualify for hedge accounting treatment as economic hedges. We use CME butane futures agreements to economically hedge against changes in the price of butane we expect to purchase in the future as part of our butane blending activities. As of March 31, 2015, our open NYMEX and CME derivative contracts were as follows:

Open Derivative Contracts Designated as Hedges

•
NYMEX contracts covering 0.7 million barrels of crude oil to hedge against future price changes of crude oil tank bottoms and linefill. These contracts, which we are accounting for as fair value hedges, mature between December 2015 and November 2016. Through March 31, 2015, the cumulative amount of gains from these agreements was $17.5 million. The cumulative gains from these fair value hedges were recorded as adjustments to the asset being hedged, and there has been no ineffectiveness recognized for these hedges. We exclude the differential between the current spot price and forward price from our assessment of hedge effectiveness for these fair value hedges. The net change in the amounts excluded from our assessment of hedge effectiveness during first quarter 2015 was a loss of $0.3 million, which we recognized as other expense on our consolidated statement of income.

Open Derivative Contracts Not Designated as Hedges

•
NYMEX contracts covering 2.3 million barrels of refined products related to our butane blending and fractionation activities. These contracts mature between April 2015 and January 2016 and are being accounted for as economic hedges. Through March 31, 2015, the cumulative amount of net unrealized gains associated with these agreements was $27.8 million. We recorded these gains as an adjustment to product sales revenue, of which $29.5 million of net gains was recognized in 2014 and $1.7 million of net losses was recognized in 2015.

•
NYMEX contracts covering 0.9 million barrels of refined products and crude oil related to inventory we carry that resulted from pipeline product overages. These contracts, which mature between April and December 2015, are being accounted for as economic hedges. Through March 31, 2015, the cumulative amount of net unrealized gains associated with these agreements was $9.3 million. We recorded these gains as an adjustment to operating expenses, of which $7.2 million was recognized in 2014 and $2.1 million was recognized in 2015.

•
CME-traded butane futures agreements to purchase 0.3 million barrels of butane that mature between April and December 2015, which are being accounted for as economic hedges. Through March 31, 2015, the cumulative amount of net unrealized losses associated with these agreements was $1.7 million. We recorded these losses as an adjustment to cost of product sales, of which $0.7 million was recognized in 2014 and $1.0 million was recognized in 2015.

Settled Derivative Contracts

•
We settled NYMEX contracts covering 3.2 million barrels of refined products related to economic hedges of products from our butane blending and fractionation activities that we sold during 2015.  We recognized a gain of $5.6 million in 2015 related to these contracts, which we recorded as an adjustment to product sales revenue.

•
We settled NYMEX contracts covering 1.4 million barrels of refined products and crude oil related to economic hedges of product inventories from product overages on our pipeline system that we sold during 2015.  We recognized a loss of $0.8 million in 2015 on the settlement of these contracts, which we recorded as an adjustment to operating expense.

•
We settled CME butane futures agreements covering 0.5 million barrels related to economic hedges of butane purchases we made during 2015 associated with our butane blending activities.  We recognized a loss of $0.2 million in 2015 on the settlement of these contracts, which we recorded as an adjustment to cost of product sales.

Impact of Commodity Derivatives on Results of Operations

The following tables provide a summary of the positive and (negative) impacts of the mark-to-market gains and losses associated with NYMEX and CME contracts on our results of operations for the respective periods presented (in millions):

	Three Months Ended March 31, 2014
	Product Sales Revenue	Cost of Product Sales	Operating Expense	Other Expense	Net Impact on Net Income
NYMEX and CME gains recognized during the period that were associated with economic hedges of physical product sales or purchases during the period	$2.6	$0.2	$0.9	$—	$3.7
NYMEX and CME gains (losses) recorded during the period that were associated with products that will be or were sold or purchased in future periods	0.2	(0.1)	(0.5)	—	(0.4)
Net impact of NYMEX and CME contracts	$2.8	$0.1	$0.4	$—	$3.3

	Three Months Ended March 31, 2015
	Product Sales Revenue	Cost of Product Sales	Operating Expense	Other Expense	Net Impact on Net Income
NYMEX and CME gains (losses) recognized during the period that were associated with economic hedges of physical product sales or purchases during the period	$5.6	$(0.2)	$(0.8)	$—	$4.6
NYMEX and CME gains (losses) recorded during the period that were associated with products that will be sold or purchased in future periods	(1.7)	(1.0)	2.1	(0.3)	(0.9)
Net impact of NYMEX and CME contracts	$3.9	$(1.2)	$1.3	$(0.3)	$3.7

Related Party Transactions. Barry R. Pearl is an independent member of our general partner's board of directors and is also a director of the general partner of Targa Resources Partners, L.P. ("Targa"). In the normal course of business, we purchase butane from subsidiaries of Targa. For the three months ended March 31, 2014 and 2015, we made purchases of butane from subsidiaries of Targa of $12.2 million and $8.8 million, respectively. These purchases were based on the then-current index prices. We had recognized payables to Targa of $0.9 million and $1.5 million at December 31, 2014 and March 31, 2015, respectively.

The management fees we receive from Texas Frontera, LLC, Powder Springs Logistics, LLC, Saddlehorn and BridgeTex are reported as affiliate management fee revenue on our consolidated statements of income.  For the three months ended March 31, 2014 and 2015, we received throughput revenue from Double Eagle Pipeline LLC ("Double Eagle") of $0.5 million and $0.9 million, respectively, which we recognized as transportation and terminals revenue.  At December 31, 2014, we recognized a $0.3 million trade accounts receivable from Double Eagle and at December 31, 2014 and March 31, 2015, we had recognized liabilities of $2.2 million and $1.5 million, respectively, to BridgeTex for pre-paid construction management fees.

In November 2014, we entered into a long-term agreement with BridgeTex for capacity on our Houston area crude oil distribution system. We recognized $8.4 million of revenue from this agreement in first quarter 2015, which we included in transportation and terminals revenue on our consolidated statements of income. We recognized a $2.6 million receivable from BridgeTex at December 31, 2014 associated with this agreement.

The financial results from Texas Frontera are included in our marine storage segment, the financial results from Osage, Double Eagle, BridgeTex and Saddlehorn are included in our crude oil segment and the financial results from Powder Springs are included in our refined products segment as earnings/losses of non-controlled entities.

New Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-03, Interest: Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Under this update, the costs for issuing debt will be included on the balance sheet as a direct deduction from the debt's value. The amendments will not affect the recognition and measurement of the costs for issuing debt. The amendments will have to be applied for reporting periods that start after December 15, 2015, with early adoption permitted. We plan to adopt this ASU in fourth quarter 2015, and our adoption will not have a material impact on our results of operations, financial position or cash flows.

In April 2015, the FASB issued ASU 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. For an entity that has a significant event in an interim period that calls for a re-measurement of defined benefit plan assets and obligations (i.e., a partial settlement), the amendments in this ASU provide a practical expedient that permits the entity to re-measure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event. This ASU is effective for reporting periods beginning after December 15, 2015. Our adoption of this standard is not expected to have a material impact on our results of operations, financial position or cash flows.

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Where an entity has entered into a cloud computing arrangement, this update requires the entity to capitalize the software license element of arrangements that include a software license. Where the cloud computing arrangement does not include software license the arrangement is to be accounted for as a service contract. This ASU is effective for reporting periods beginning after December 15, 2015. Our adoption of this standard will not have a material impact on our results of operations, financial position or cash flows.

In January 2015, the FASB issued ASU 2015-01, Income Statement –Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates all references to and guidance concerning the classification and presentation of extraordinary items and emphasizes that the nature and effects of an event or transaction deemed unusual in nature or that is expected to occur infrequently should be disclosed on the face of the income statement as a separate component of income from continuing operations, or, alternatively, in notes to the financial statements. The changes are effective for fiscal years, including quarterly reports, beginning after December 15, 2015, with early application permitted (provided it is applied from the beginning of the fiscal year of initial adoption). The new guidance may be applied either prospectively or retrospectively. Our adoption of this ASU will not have a material impact on our results of operations, financial position or cash flows.

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

Forward physical contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of March 31, 2015, we had commitments under forward purchase and sale contracts used in our butane blending and fractionation activities as follows (in millions):

	Notional Value	Barrels
Forward purchase contracts	$72.8	1.8
Forward sale contracts	$4.5	0.1

We use NYMEX contracts to hedge against changes in the price of petroleum products we expect to sell from activities in which we acquire or produce petroleum products. Some of these NYMEX contracts qualify for hedge accounting treatment, and we designate and account for these as either cash flow or fair value hedges. We account for those NYMEX contracts that do not qualify for hedge accounting treatment as economic hedges. We also use CME-traded butane futures agreements to hedge against changes in the price of butane that we expect to purchase in future periods. At March 31, 2015, we had open NYMEX contracts representing 3.9 million barrels of petroleum products we expect to sell in the future. Additionally, we had open CME butane futures agreements for 0.3 million barrels of butane we expect to purchase in the future. At March 31, 2015, the fair value of our open NYMEX contracts was an asset of $55.8 million and the fair value of our CME-traded butane futures agreements was a liability of $1.7 million.

At March 31, 2015, open NYMEX contracts representing 3.2 million barrels of petroleum products did not qualify for hedge accounting treatment. A $10.00 per barrel increase in the price of these NYMEX contracts for reformulated gasoline blendstock for oxygen blending (“RBOB”) gasoline or heating oil would result in a $32.0 million decrease in our operating profit and a $10.00 per barrel decrease in the price of these NYMEX contracts for RBOB or heating oil would result in a $32.0 million increase in our operating profit.

At March 31, 2015, we had open CME butane futures agreements representing 0.3 million barrels of butane we expect to purchase in the future. Relative to these agreements, a $10.00 per barrel increase in the price of butane would result in a $3.0 million increase in our operating profit and a $10.00 per barrel decrease in the price of butane would result in a $3.0 million decrease in our operating profit.

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

Interest Rate Risk

In first quarter 2015, we entered into a $50.0 million forward-starting interest rate swap agreement to hedge against the risk of variability of future interest payments on a portion of debt we anticipate issuing in 2016. The fair value of this contract at March 31, 2015 was an asset of $1.0 million. We account for this agreement as a cash flow hedge. A 0.125% decrease in the interest rates would result in a decrease in the fair value of this asset of approximately $0.6 million. A 0.125% increase in the interest rates would result in an increase in the fair value of this asset of approximately $0.6 million.

At March 31, 2015, we had no variable rate debt outstanding, including on our revolving credit facility. Our revolving credit facility has total borrowing capacity of $1.0 billion, from which we could borrow in the future. To the extent we borrow funds under this facility in any future period, those borrowings would bear interest at LIBOR plus a spread ranging from 1.0% to 1.75% based on our credit ratings and amounts outstanding under the facility.

ITEM 4.	CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) of the Securities Exchange Act) as of the end of the period covered by the date of this report. We performed this evaluation under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and practices are effective in providing reasonable assurance that all required disclosures are included in the current report. Additionally, these disclosure controls and practices are effective in ensuring that information required to be disclosed is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2011 EPA Clean Water Act Information Request for Pipeline Release in Texas. In July 2011, we received an information request from the Environmental Protection Agency ("EPA") pursuant to Section 308 of the Clean Water Act regarding a pipeline release in February 2011 in Texas.  We have accrued $0.3 million for potential monetary sanctions related to this matter.  While the results cannot be predicted with certainty, we believe that the ultimate resolution of this matter will not have a material impact on our results of operations, financial position or cash flows.

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

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number		Description

*Exhibit 4.1	—
Fourth Supplemental Indenture dated as of March 4, 2015, between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Form 8-K filed March 4, 2015).

*Exhibit 4.2	—	Fifth Supplemental Indenture dated as of March 4, 2015, between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.3 to Form 8-K filed March 4, 2015).

Exhibit 12	—	Ratio of earnings to fixed charges.

Exhibit 31.1	—	Certification of Michael N. Mears, principal executive officer.

Exhibit 31.2	—	Certification of Michael P. Osborne, principal financial officer.

Exhibit 32.1	—	Section 1350 Certification of Michael N. Mears, Chief Executive Officer.

Exhibit 32.2	—	Section 1350 Certification of Michael P. Osborne, Chief Financial Officer.

Exhibit 101.INS	—	XBRL Instance Document.

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

____________

* Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on May 5, 2015.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	Magellan GP, LLC,
its general partner

/s/ Michael P. Osborne
Michael P. Osborne
Chief Financial Officer
(Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibit Number		Description

*Exhibit 4.1	—
Fourth Supplemental Indenture dated as of March 4, 2015, between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Form 8-K filed March 4, 2015).

*Exhibit 4.2	—	Fifth Supplemental Indenture dated as of March 4, 2015, between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.3 to Form 8-K filed March 4, 2015).
Exhibit 12	—	Ratio of earnings to fixed charges.

Exhibit 31.1	—	Certification of Michael N. Mears, principal executive officer.

Exhibit 31.2	—	Certification of Michael P. Osborne, principal financial officer.

Exhibit 32.1	—	Section 1350 Certification of Michael N. Mears, Chief Executive Officer.

Exhibit 32.2	—	Section 1350 Certification of Michael P. Osborne, Chief Financial Officer.

Exhibit 101.INS	—	XBRL Instance Document.

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

_____________

* Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.