Form 10-Q
period 2015-06-30
MAGELLAN MIDSTREAM PARTNERS LP
filed 2015-08-06
CIK 1126975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of August 5, 2015, there were 227,427,247 outstanding limited partner units of Magellan Midstream Partners, L.P. that trade on the New York Stock Exchange under the ticker symbol "MMP."

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Transportation and terminals revenue	$353,568	$374,016	$671,205	$719,616
Product sales revenue	137,657	109,969	433,720	283,096
Affiliate management fee revenue	5,221	3,558	10,127	6,921
Total revenue	496,446	487,543	1,115,052	1,009,633
Costs and expenses:
Operating	124,874	131,433	198,371	229,928
Cost of product sales	109,103	94,507	307,143	230,686
Depreciation and amortization	46,897	40,440	84,408	82,137
General and administrative	39,309	37,942	74,244	73,440
Total costs and expenses	320,183	304,322	664,166	616,191
Earnings of non-controlled entities	1,955	24,542	2,421	34,132
Operating profit	178,218	207,763	453,307	427,574
Interest expense	37,265	39,756	73,681	76,363
Interest income	(406)	(334)	(797)	(683)
Interest capitalized	(6,843)	(2,946)	(12,153)	(5,053)
Debt placement fee amortization expense	602	640	1,201	1,227
Other income	—	(6,539)	—	(6,260)
Income before provision for income taxes	147,600	177,186	391,375	361,980
Provision for income taxes	1,340	(205)	2,561	953
Net income	$146,260	$177,391	$388,814	$361,027
Basic and diluted net income per limited partner unit	$0.64	$0.78	$1.71	$1.59
Weighted average number of limited partner units outstanding used for basic and diluted net income per unit calculation	227,288	227,631	227,215	227,578

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net income	$146,260	$177,391	$388,814	$361,027
Other comprehensive income:
Derivative activity:
Net gain (loss) on cash flow hedges(1)	—	1,936	(3,613)	(13,529)
Reclassification of net loss (gain) on cash flow hedges to income(1)	(153)	388	(179)	588
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Amortization of prior service credit(2)	(928)	(928)	(1,823)	(1,856)
Amortization of actuarial loss(2)	1,192	2,023	2,016	3,595
Settlement cost(2)	1,569	—	1,569	—
Total other comprehensive income (loss)	1,680	3,419	(2,030)	(11,202)
Comprehensive income	$147,940	$180,810	$386,784	$349,825
(1) See Note 8–Derivative Financial Instruments for details of the amount of gain/loss recognized in accumulated other comprehensive loss ("AOCL") for derivative financial instruments and the amount of gain/loss reclassified from AOCL into income.
(2) See Note 6–Employee Benefit Plans for details of the changes in employee benefit plan assets and benefit obligations recognized in AOCL.

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2014	June 30, 2015
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$17,063	$29,030
Trade accounts receivable (less allowance for doubtful accounts of $0 and $20 at December 31, 2014 and June 30, 2015, respectively)	84,465	84,715
Other accounts receivable	15,711	12,447
Inventory	157,762	159,920
Energy commodity derivatives contracts, net	87,151	—
Energy commodity derivatives deposits	6,184	5,696
Other current assets	34,331	40,893
Total current assets	402,667	332,701
Property, plant and equipment	5,533,935	5,832,338
Less: Accumulated depreciation	1,204,601	1,278,865
Net property, plant and equipment	4,329,334	4,553,473
Investments in non-controlled entities	613,867	666,451
Long-term receivables	28,611	25,614
Goodwill	53,260	53,260
Other intangibles (less accumulated amortization of $11,526 and $12,885 at December 31, 2014 and June 30, 2015, respectively)	4,573	3,214
Debt placement costs (less accumulated amortization of $8,952 and $10,179 at December 31, 2014 and June 30, 2015, respectively)	18,084	21,591
Tank bottoms and linefill	42,585	47,204
Other noncurrent assets	24,304	28,548
Total assets	$5,517,285	$5,732,056
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$97,131	$95,810
Accrued payroll and benefits	48,298	33,576
Accrued interest payable	45,973	52,037
Accrued taxes other than income	47,888	46,865
Environmental liabilities	10,564	14,581
Deferred revenue	71,142	71,178
Accrued product purchases	44,355	21,629
Energy commodity derivatives contracts, net	5,413	2,860
Energy commodity derivatives deposits	84,463	—
Other current liabilities	80,928	44,669
Total current liabilities	536,155	383,205
Long-term debt	2,982,895	3,326,936
Long-term pension and benefits	75,155	79,807
Other noncurrent liabilities	29,069	23,843
Environmental liabilities	25,778	21,877
Commitments and contingencies
Partners’ capital:
Limited partner unitholders (227,068 units and 227,427 units outstanding at December 31, 2014 and June 30, 2015, respectively)	1,949,773	1,989,130
Accumulated other comprehensive loss	(81,540)	(92,742)
Total partners’ capital	1,868,233	1,896,388
Total liabilities and partners' capital	$5,517,285	$5,732,056

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2014	2015
Operating Activities:
Net income	$388,814	$361,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	84,408	82,137
Debt placement fee amortization expense	1,201	1,227
Loss on sale and retirement of assets	3,310	2,084
Earnings of non-controlled entities	(2,421)	(34,132)
Distributions from investments in non-controlled entities	1,713	31,243
Equity-based incentive compensation expense	12,753	10,539
Amortization of prior service credit, actuarial loss and pension settlement	1,762	1,739
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	25,486	3,096
Inventory	(1,718)	(2,158)
Energy commodity derivatives contracts, net of derivatives deposits	(4,133)	(1,411)
Accounts payable	486	8,406
Accrued payroll and benefits	(11,434)	(14,722)
Accrued interest payable	1,038	6,064
Accrued taxes other than income	(3,679)	(1,023)
Accrued product purchases	(25,278)	(22,726)
Deferred revenue	6,174	36
Current and noncurrent environmental liabilities	(3,820)	116
Other current and noncurrent assets and liabilities	2,694	(16,723)
Net cash provided by operating activities	477,356	414,819
Investing Activities:
Additions to property, plant and equipment, net(1)	(153,250)	(275,848)
Proceeds from sale and disposition of assets	107	3,153
Acquisition of business	—	(54,678)
Investments in non-controlled entities	(285,945)	(36,443)
Distributions in excess of earnings of non-controlled entities	1,765	—
Net cash used by investing activities	(437,323)	(363,816)
Financing Activities:
Distributions paid	(271,914)	(321,239)
Net commercial paper borrowings (repayments)	220,977	(151,960)
Borrowings under long-term notes	257,713	499,589
Payments on notes	(250,000)	—
Debt placement costs	(2,887)	(4,734)
Net payment on financial derivatives	(3,613)	(42,908)
Settlement of tax withholdings on long-term incentive compensation	(14,813)	(17,784)
Net cash used by financing activities	(64,537)	(39,036)
Change in cash and cash equivalents	(24,504)	11,967
Cash and cash equivalents at beginning of period	25,235	17,063
Cash and cash equivalents at end of period	$731	$29,030

Supplemental non-cash investing and financing activities:
Contribution of property, plant and equipment to a non-controlled entity	$—	$13,252
Issuance of limited partner units in settlement of equity-based incentive plan awards	$7,315	$8,045

(1) Additions to property, plant and equipment	$(149,138)	$(268,849)
Changes in accounts payable and other current liabilities related to capital expenditures	(4,112)	(6,999)
Additions to property, plant and equipment, net	$(153,250)	$(275,848)

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

Description of Business

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil.  As of June 30, 2015, our asset portfolio, including the assets of our joint ventures, consisted of:

•
our refined products segment, comprised of our 9,500-mile refined products pipeline system with 52 terminals as well as 28 independent terminals not connected to our pipeline system and our 1,100-mile ammonia pipeline system;

•
our crude oil segment, comprised of approximately 1,600 miles of crude oil pipelines and storage facilities with an aggregate storage capacity of approximately 21 million barrels, of which 13 million barrels are used for leased storage; and

•	our marine storage segment, consisting of five marine terminals located along coastal waterways with an aggregate storage capacity of approximately 26 million barrels.

Products transported, stored or distributed through our pipelines and terminals include:

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of Presentation

In the opinion of management, our accompanying consolidated financial statements which are unaudited, except for the consolidated balance sheet as of December 31, 2014 which is derived from our audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2015, the results of operations for the three and six months ended June 30, 2014 and 2015 and cash flows for the six months ended June 30, 2014 and 2015. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015 as profits from our blending activities are realized largely during the first and fourth quarters of each year. Additionally, gasoline demand, which drives transportation volumes and revenues on our pipeline systems, generally trends higher during the summer driving months. Further, the volatility of commodity prices impact the profits from our commodity activities and, to a lesser extent, the volume of petroleum products we ship on our pipelines.

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
The amounts reported as product sales revenue on our consolidated statements of income include revenue from the physical sale of petroleum products and from mark-to-market adjustments from New York Mercantile Exchange ("NYMEX") contracts. See Note 8 – Derivative Financial Instruments for a discussion of our commodity hedging strategies and how our NYMEX contracts impact product sales revenues. All of the petroleum products inventory we physically sell associated with our butane blending and fractionation activities as well as the barrels from product gains we obtain from our independent terminals are reported as product sales on our consolidated statements of income. The physical sale of the petroleum products inventory from product gains obtained from our pipeline operations and crude terminal activities are reported as adjustments to operating expense.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three and six months ended June 30, 2014 and 2015, product sales revenue included the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Physical sale of petroleum products	$154,310	$133,319	$447,550	$302,566
NYMEX contract adjustments:
Change in value of NYMEX contracts that were not designated as hedging instruments associated with our butane blending and fractionation activities	(16,666)	(23,350)	(13,843)	(19,470)
Other	13	—	13	—
Total NYMEX contract adjustments	(16,653)	(23,350)	(13,830)	(19,470)
Total product sales revenue	$137,657	$109,969	$433,720	$283,096

3.	Segment Disclosures

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

On May 1, 2015, we acquired a refined products terminal in Atlanta, Georgia for net cash consideration of $54.7 million. As this acquired business is not significant to our consolidated operating results and financial position, pro forma financial information and the purchase price allocation of acquired assets and liabilities have not been presented. The results of the acquired operations subsequent to the acquisition date have been included in the accompanying consolidated financial statements and in the tables below in our refined products operating segment.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2014
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$232,489	$79,556	$41,523	$—	$353,568
Product sales revenue	136,334	—	1,323	—	137,657
Affiliate management fee revenue	—	4,902	319	—	5,221
Total revenue	368,823	84,458	43,165	—	496,446
Operating expenses	97,302	11,867	16,544	(839)	124,874
Cost of product sales	108,817	—	286	—	109,103
Earnings of non-controlled entities	—	(888)	(1,067)	—	(1,955)
Operating margin	162,704	73,479	27,402	839	264,424
Depreciation and amortization expense	32,083	6,725	7,250	839	46,897
G&A expenses	25,374	7,697	6,238	—	39,309
Operating profit	$105,247	$59,057	$13,914	$—	$178,218

	Three Months Ended June 30, 2015
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$233,711	$95,756	$44,549	$—	$374,016
Product sales revenue	109,323	—	646	—	109,969
Affiliate management fee revenue	—	3,211	347	—	3,558
Total revenue	343,034	98,967	45,542	—	487,543
Operating expenses	100,475	16,014	15,881	(937)	131,433
Cost of product sales	94,326	—	181	—	94,507
Losses (earnings) of non-controlled entities	43	(23,905)	(680)	—	(24,542)
Operating margin	148,190	106,858	30,160	937	286,145
Depreciation and amortization expense	23,962	8,264	7,277	937	40,440
G&A expenses	23,893	9,031	5,018	—	37,942
Operating profit	$100,335	$89,563	$17,865	$—	$207,763

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2014
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$442,725	$147,459	$81,021	$—	$671,205
Product sales revenue	430,044	—	3,676	—	433,720
Affiliate management fee revenue	—	9,497	630	—	10,127
Total revenue	872,769	156,956	85,327	—	1,115,052
Operating expenses	148,459	20,925	30,630	(1,643)	198,371
Cost of product sales	306,573	—	570	—	307,143
Earnings of non-controlled entities	—	(708)	(1,713)	—	(2,421)
Operating margin	417,737	136,739	55,840	1,643	611,959
Depreciation and amortization expense	55,255	13,188	14,322	1,643	84,408
G&A expenses	48,393	13,691	12,160	—	74,244
Operating profit	$314,089	$109,860	$29,358	$—	$453,307

	Six Months Ended June 30, 2015
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$450,488	$182,316	$86,812	$—	$719,616
Product sales revenue	281,962	—	1,134	—	283,096
Affiliate management fee revenue	—	6,238	683	—	6,921
Total revenue	732,450	188,554	88,629	—	1,009,633
Operating expenses	170,781	29,875	31,216	(1,944)	229,928
Cost of product sales	229,960	—	726	—	230,686
Losses (earnings) of non-controlled entities	98	(32,829)	(1,401)	—	(34,132)
Operating margin	331,611	191,508	58,088	1,944	583,151
Depreciation and amortization expense	47,409	16,493	16,291	1,944	82,137
G&A expenses	46,492	17,117	9,831	—	73,440
Operating profit	$237,710	$157,898	$31,966	$—	$427,574

4.	Investments in Non-Controlled Entities

Recently-Formed Company

Seabrook Logistics, LLC ("Seabrook") was formed in second quarter 2015 to construct, own and operate crude oil storage and pipeline infrastructure in the Houston Gulf Coast area. We hold a 50% equity ownership interest in Seabrook, with LBC Tank Terminals, LLC holding the other 50% equity ownership interest. The assets to be constructed and owned by Seabrook include over 700,000 barrels of crude oil storage located adjacent to LBC's existing terminal in Seabrook, Texas. In addition, Seabrook will construct and own an 18-inch diameter pipeline, which will connect Seabrook's storage facilities to an existing third-party pipeline that will transport crude oil to a Houston-area refinery. Subject to the receipt of permits and regulatory approvals, the new storage facility and pipeline infrastructure are expected to be operational in the first quarter of 2017.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our investments in non-controlled entities at June 30, 2015 were comprised of:

Entity	Ownership Interest
BridgeTex Pipeline Company, LLC ("BridgeTex")	50%
Double Eagle Pipeline LLC ("Double Eagle")	50%
Osage Pipe Line Company, LLC ("Osage")	50%
Powder Springs Logistics, LLC ("Powder Springs")	50%
Saddlehorn Pipeline Company, LLC ("Saddlehorn")	40%
Seabrook Logistics, LLC	50%
Texas Frontera, LLC ("Texas Frontera")	50%

The management fees we have recognized or will recognize from BridgeTex, Osage, Powder Springs, Saddlehorn, Seabrook and Texas Frontera are or will be reported as affiliate management fee revenue on our consolidated statements of income.

At December 31, 2014 and June 30, 2015, we recognized liabilities of $2.2 million and $1.1 million, respectively, to BridgeTex primarily for pre-paid construction management fees. For the three and six months ended June 30, 2015, we recognized pipeline capacity lease revenue from BridgeTex of $8.5 million and $16.9 million, respectively, which we included in transportation and terminals revenue on our consolidated statements of income. We recognized a $2.6 million receivable from BridgeTex at December 31, 2014 (no receivable was recognized at June 30, 2015).

We recognized throughput revenue from Double Eagle for the three months ended June 30, 2014 and 2015 of $0.8 million and $0.9 million, respectively, and for the six months ended June 30, 2014 and 2015 of $1.3 million and $1.8 million, respectively, which we included in transportation and terminals revenue.  At December 31, 2014 and June 30, 2015, respectively, we recognized a $0.3 million trade accounts receivable from Double Eagle.

The financial results from Texas Frontera are included in our marine storage segment, the financial results from BridgeTex, Double Eagle, Osage, Saddlehorn and Seabrook are or will be included in our crude oil segment and the financial results from Powder Springs are included in our refined products segment as earnings/losses of non-controlled entities.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of our investments in non-controlled entities follows (in thousands):

	BridgeTex	All Others	Consolidated
Investments at December 31, 2014	$489,348	$124,519	$613,867
Additional investment	16,609	33,086	49,695
Earnings of non-controlled entities:
Proportionate share of earnings	31,828	3,699	35,527
Amortization of excess investment and capitalized interest	(1,020)	(375)	(1,395)
Earnings of non-controlled entities	30,808	3,324	34,132
Less:
Distributions of earnings from investments in non-controlled entities	30,332	911	31,243
Investments at June 30, 2015	$506,433	$160,018	$666,451

Summarized financial information of our non-controlled entities for the three and six months ended June 30, 2014 and 2015 follows (in thousands):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2015
	BridgeTex	All Others	Consolidated	BridgeTex	All Others	Consolidated
Revenue	$—	$11,709	$11,709	$61,629	$11,627	$73,256
Net income (loss)	$(240)	$4,524	$4,284	$45,619	$4,793	$50,412

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2015
	BridgeTex	All Others	Consolidated	BridgeTex	All Others	Consolidated
Revenue	$—	$18,464	$18,464	$98,765	$21,147	$119,912
Net income (loss)	$(280)	$5,871	$5,591	$63,656	$7,374	$71,030

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Inventory

Inventory at December 31, 2014 and June 30, 2015 was as follows (in thousands):

	December 31, 2014	June 30, 2015
Refined products	$67,055	$33,862
Liquefied petroleum gases	37,642	39,942
Transmix	36,867	47,513
Crude oil	10,015	32,501
Additives	6,183	6,102
Total inventory	$157,762	$159,920

6.	Employee Benefit Plans
We sponsor two pension plans for certain union employees and a pension plan primarily for non-union employees, a postretirement benefit plan for selected employees and a defined contribution plan. The following tables present our consolidated net periodic benefit costs related to the pension and postretirement benefit plans for the three and six months ended June 30, 2014 and 2015 (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2015
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$3,352	$47	$4,975	$56
Interest cost	2,030	139	2,008	109
Expected return on plan assets	(1,490)	—	(2,123)	—
Amortization of prior service credit	—	(928)	—	(928)
Amortization of actuarial loss	930	262	1,806	217
Settlement cost	1,569	—	—	—
Net periodic benefit cost (credit)	$6,391	$(480)	$6,666	$(546)

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2015
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$6,704	$114	$9,445	$122
Interest cost	3,689	253	3,877	219
Expected return on plan assets	(3,187)	—	(4,019)	—
Amortization of prior service cost (credit)	33	(1,856)	—	(1,856)
Amortization of actuarial loss	1,559	457	3,153	442
Settlement cost	1,569	—	—	—
Net periodic benefit cost (credit)	$10,367	$(1,032)	$12,456	$(1,073)

Contributions estimated to be paid into the plans in 2015 are $21.1 million and $1.1 million for the pension and other postretirement benefit plans, respectively.

We match our employees' qualifying contributions to our defined contribution plan, resulting in expense to us. Expenses related to the defined contribution plan were $2.0 million and $2.2 million, respectively, for the three months ended June 30, 2014 and 2015, and $4.6 million and $5.0 million, respectively, for the six months ended June 30, 2014 and 2015.

Amounts Included in AOCL

The changes in AOCL related to employee benefit plan assets and benefit obligations for the three and six months ended June 30, 2014 and 2015 were as follows (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2015
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(35,522)	$2,320	$(61,910)	$(2,399)
Amortization of prior service credit	—	(928)	—	(928)
Amortization of actuarial loss	930	262	1,806	217
Settlement cost	1,569	—	—	—
Ending balance	$(33,023)	$1,654	$(60,104)	$(3,110)

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2015
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(36,184)	$3,053	$(63,257)	$(1,696)
Amortization of prior service cost (credit)	33	(1,856)	—	(1,856)
Amortization of actuarial loss	1,559	457	3,153	442
Settlement cost	1,569	—	—	—
Ending balance	$(33,023)	$1,654	$(60,104)	$(3,110)

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Debt
Consolidated debt at December 31, 2014 and June 30, 2015 was as follows (in thousands, except as otherwise noted):

	December 31, 2014	June 30, 2015	Weighted-Average Interest Rate for the Six Months Ended June 30, 2015 (1)
Commercial paper(2)	$296,942	$144,982	0.5%
$250.0 million of 5.65% Notes due 2016	250,758	250,546	5.7%
$250.0 million of 6.40% Notes due 2018	257,280	256,248	5.4%
$550.0 million of 6.55% Notes due 2019	567,868	566,006	5.7%
$550.0 million of 4.25% Notes due 2021	556,304	555,837	4.0%
$250.0 million of 3.20% Notes due 2025(2)	—	249,687	3.2%
$250.0 million of 6.40% Notes due 2037	249,017	249,026	6.4%
$250.0 million of 4.20% Notes due 2042	248,406	248,421	4.2%
$550.0 million of 5.15% Notes due 2043	556,320	556,270	5.1%
$250.0 million of 4.20% Notes due 2045(2)	—	249,913	4.6%
Total debt	$2,982,895	$3,326,936	4.8%

(1)	Weighted-average interest rate includes the amortization/accretion of discounts, premiums and gains/losses realized on historical cash flow and fair value hedges recognized as interest expense.

(2)
These borrowings were outstanding for only a portion of the six month period ending June 30, 2015. The weighted-average interest rate for these borrowings was calculated based on the number of days the borrowings were outstanding during the noted period.

All of the instruments detailed in the table above are senior indebtedness.

The face value of our debt at December 31, 2014 and June 30, 2015 was $2.9 billion and $3.3 billion, respectively. The difference between the face value and carrying value of our debt outstanding is the unamortized portion of terminated fair value hedges and the unamortized discounts and premiums on debt issuances. Realized gains and losses on fair value hedges and note discounts and premiums are being amortized or accreted to the applicable notes over the respective lives of those notes.

2015 Debt Offerings

In March 2015, we issued $250.0 million of our 3.20% notes due 2025 in an underwritten public offering. The notes were issued at 99.871% of par. Net proceeds from this offering were $247.6 million, after underwriting discounts and offering expenses of $2.1 million.

Also in March 2015, we issued $250.0 million of our 4.20% notes due 2045 in an underwritten public offering. The notes were issued at 99.965% of par. Net proceeds from this offering were $247.3 million, after underwriting discounts and offering expenses of $2.6 million.

The net proceeds from these offerings were used to repay borrowings outstanding under our commercial paper program and for general partnership purposes, including expansion capital.

Other Debt

Revolving Credit Facility. The total borrowing capacity under our revolving credit facility, which matures in November 2018, is $1.0 billion. Borrowings outstanding under the facility are classified as long-term debt on our consolidated balance sheets. Borrowings under the facility are unsecured and bear interest at LIBOR plus a spread

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ranging from 1.0% to 1.75% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate from 0.10% to 0.28%, depending on our credit ratings. The unused commitment fee was 0.125% at June 30, 2015. Borrowings under this facility may be used for general partnership purposes, including capital expenditures. As of June 30, 2015, there were no borrowings outstanding under this facility; however, $5.6 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets but decrease our borrowing capacity under the facility.

Commercial Paper Program. The maturities of our commercial paper notes vary, but may not exceed 397 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. The commercial paper we can issue is limited by the amounts available under our revolving credit facility up to an aggregate principal amount of $1.0 billion and, therefore, is classified as long-term debt.

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

In first quarter 2015, we entered into a $50.0 million forward-starting interest rate swap agreement to hedge against the risk of variability of future interest payments on a portion of debt we anticipate issuing in 2016. The fair value of this contract at June 30, 2015 was recorded on our balance sheet as an other noncurrent asset of $2.9 million with an offset to other comprehensive income. We account for this agreement as a cash flow hedge.

In third and fourth quarter of 2014, we entered into $250.0 million of forward-starting interest rate swap agreements to hedge against the risk of variability of future interest payments on a portion of debt we anticipated issuing in 2015. We accounted for these agreements as cash flow hedges. When we issued the $250.0 million of 4.20% notes due 2045 in first quarter 2015, we settled the associated interest rate swap agreements for a loss of $42.9 million. The loss was recorded to other comprehensive income ($26.5 million and $16.4 million recorded in 2014 and 2015, respectively) and will be recognized into earnings as an adjustment to our periodic interest expense accruals over the life of the associated notes. This loss was also reported as a net payment on financial derivatives in the financing activities of our consolidated statements of cash flows in 2015.

Commodity Derivatives

Hedging Strategies

Our butane blending activities produce gasoline products, and we can reasonably estimate the timing and quantities of sales of these products. We use a combination of NYMEX and forward purchase and sale contracts to help manage commodity price changes, which is intended to mitigate the risk of decline in the product margin realized from our butane blending activities that we choose to hedge. Further, certain of our other commercial operations generate petroleum products. We use NYMEX contracts to hedge against future price changes for some of these commodities.

We account for the forward physical purchase and sale contracts we use in our butane blending and fractionation activities as normal purchases and sales. Forward contracts that qualify for and are elected as normal

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purchases and sales are accounted for using traditional accrual accounting. As of June 30, 2015, we had commitments under these forward purchase and sale contracts as follows (in millions):

	Notional Value	Barrels
Forward purchase contracts	$118.3	3.5
Forward sale contracts	$11.4	0.1

The NYMEX contracts that we enter into fall into one of three hedge categories:

Hedge Category	Hedge Purpose	Accounting Treatment
Qualifies For Hedge Accounting Treatment
Cash Flow Hedge	To hedge the variability in cash flows related to a forecasted transaction.
The effective portion of changes in the value of the hedge is recorded to accumulated other comprehensive income/loss and reclassified to earnings when the forecasted transaction occurs. Any ineffectiveness is recognized currently in earnings.

Fair Value Hedge	To hedge against changes in the fair value of a recognized asset or liability.
The effective portion of changes in the value of the hedge is recorded as adjustments to the asset or liability being hedged. Any ineffectiveness and amounts excluded from the assessment of hedge effectiveness is recognized currently in earnings.

Does Not Qualify For Hedge Accounting Treatment
Economic Hedge
To effectively serve as either a fair value or a cash flow hedge; however, the derivative agreement does not qualify for hedge accounting treatment under Accounting Standards Codification ("ASC") 815, Derivatives and Hedging.
Changes in the fair value of these agreements are recognized currently in earnings.

During the three and six months ended June 30, 2014 and 2015, none of the commodity hedging contracts we entered into qualified for or were designated as cash flow hedges.

Period changes in the fair value of NYMEX agreements that are accounted for as economic hedges (other than those economic hedges of our butane purchases and our pipeline product overages as discussed below), the effective portion of changes in the fair value of cash flow hedges that are reclassified from accumulated other comprehensive income/loss and any ineffectiveness associated with hedges related to our commodity activities are recognized currently in earnings as adjustments to product sales.

We also use NYMEX contracts, which are not designated as hedges for accounting purposes, to hedge against changes in the price of butane we expect to purchase in the future. Period changes in the fair value of these agreements are recognized currently in earnings as adjustments to cost of product sales.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As outlined in the table below, our open NYMEX contracts at June 30, 2015 were as follows:

Type of Contract/Accounting Methodology	Product Represented by the Contract and Associated Barrels	Maturity Dates
NYMEX - Fair Value Hedges	0.7 million barrels of crude oil	Between December 2015 and November 2016
NYMEX - Economic Hedges	5.6 million barrels of refined products and crude oil(1)	Between July 2015 and December 2016
NYMEX - Economic Hedges	1.3 million barrels of future purchases of butane	Between September 2015 and December 2016

(1) Of the 5.6 million barrels of products we have economically hedged at June 30, 2015, we had open agreements which swap the pricing on 1.6 million of those barrels from New York Harbor to Platts Group 3 or Platts Gulf Coast, which are the geographic locations where these barrels will be sold.

Energy Commodity Derivatives Contracts and Deposits Offsets

At June 30, 2015, we had made margin deposits of $5.7 million for our NYMEX contracts with one of our counterparties, which were recorded as a current asset under energy commodity derivatives deposits on our consolidated balance sheet. We have the right to offset the combined fair values of our open NYMEX contracts against our margin deposits under a master netting arrangement for each counterparty; however, we have elected to present the combined fair values of our open NYMEX contracts separately from the related margin deposits on our consolidated balance sheets. Additionally, we have the right to offset the fair values of our NYMEX agreements together for each counterparty, which we have elected to do, and we report the combined net balances on our consolidated balance sheets. A schedule of the derivative amounts we have offset and the deposit amounts we could offset under a master netting arrangement are provided below as of December 31, 2014 and June 30, 2015 (in thousands):

	December 31, 2014
Description	Gross Amounts of Recognized Assets	Gross Amounts of Liabilities Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet(1)	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheet	Net Asset Amount(3)
Energy commodity derivatives	$106,764	$(10,622)	$96,142	$(78,279)	$17,863

	June 30, 2015
Description	Gross Amounts of Recognized Assets	Gross Amounts of Liabilities Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet(2)	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheet	Net Asset Amount(3)
Energy commodity derivatives	$26,262	$(12,636)	$13,626	$5,696	$19,322

(1)	Net amount includes energy commodity derivative contracts classified as current assets, net, of $87,151, current liabilities of $5,413 and noncurrent assets of $14,404.

(2)	Net amount includes energy commodity derivative contracts classified as current liabilities, net, of $2,860 and noncurrent assets of $16,486.

(3)	This represents the maximum amount of loss we would incur if all of our counterparties failed to perform on their derivative contracts.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impact of Derivatives on Our Financial Statements

Comprehensive Income

The changes in derivative activity included in AOCL for the three and six months ended June 30, 2014 and 2015 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Gains (Losses) Included in AOCL	2014	2015	2014	2015
Beginning balance	$9,988	$(31,852)	$13,627	$(16,587)
Net gain (loss) on interest rate contract cash flow hedges	—	1,936	(3,613)	(13,529)
Reclassification of net loss (gain) on cash flow hedges to income	(153)	388	(179)	588
Ending balance	$9,835	$(29,528)	$9,835	$(29,528)
The following tables provide a summary of the effect on our consolidated statements of income for the three and six months ended June 30, 2014 and 2015 of derivatives accounted for under ASC 815-30, Derivatives and Hedging—Cash Flow Hedges, that were designated as hedging instruments (in thousands):

	Three Months Ended June 30, 2014
	Amount of Loss Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Derivative Instrument			Effective Portion	Ineffective Portion
Interest rate contracts	$—	Interest expense	$(30)	$183

	Three Months Ended June 30, 2015
	Amount of Gain Recognized in AOCL on Derivative	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Derivative Instrument			Effective Portion	Ineffective Portion
Interest rate contracts	$1,936	Interest expense	$(388)	$—

	Six Months Ended June 30, 2014
	Amount of Loss Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Derivative Instrument			Effective Portion	Ineffective Portion
Interest rate contracts	$(3,613)	Interest expense	$(4)	$183

	Six Months Ended June 30, 2015
	Amount of Loss Recognized in AOCL on Derivative	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Derivative Instrument			Effective Portion	Ineffective Portion
Interest rate contracts	$(13,529)	Interest expense	$(588)	$—

As of June 30, 2015, the net loss estimated to be classified to interest expense over the next twelve months from AOCL is approximately $1.5 million.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Statement
The following table provides a summary of the effect on our consolidated statements of income for the three and six months ended June 30, 2014 and 2015 of derivatives accounted for under ASC 815, Derivatives and Hedging, that were not designated as hedging instruments (in thousands):

		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Six Months Ended
	Location of Gain (Loss) Recognized on Derivative	June 30,		June 30,
Derivative Instrument		2014	2015	2014	2015
NYMEX commodity contracts	Product sales revenue	$(16,653)	$(23,350)	$(13,830)	$(19,470)
NYMEX commodity contracts	Operating expenses	(4,268)	(8,883)	(3,903)	(7,580)
NYMEX commodity contracts	Cost of product sales	632	(856)	776	(2,080)
	Total	$(20,289)	$(33,089)	$(16,957)	$(29,130)
The impact of the derivatives in the above table was reflected as cash from operations on our consolidated statements of cash flows.

During 2014 and 2015, we had open NYMEX contracts on 0.7 million barrels of crude oil that were designated as fair value hedges. Because there was no ineffectiveness recognized on these hedges, the cumulative gains at December 31, 2014 and June 30, 2015 of $13.3 million and $8.7 million, respectively, from the agreements were offset by a cumulative decrease to tank bottoms and linefill. The differential between the current spot price and forward price is excluded from the assessment of hedge effectiveness for these fair value hedges. For the three and six months ended June 30, 2015, we recognized a gain of $6.5 million and $6.3 million, respectively, for the amounts we excluded from the assessment of effectiveness of these fair value hedges, which we reported as other income on our consolidated statements of income.
Balance Sheet
The following tables provide a summary of the fair value of derivatives accounted for under ASC 815, Derivatives and Hedging, which are presented on a net basis in our consolidated balance sheets, that were designated as hedging instruments as of December 31, 2014 and June 30, 2015 (in thousands):

	December 31, 2014
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$360	Energy commodity derivatives contracts, net	$—
NYMEX commodity contracts	Other noncurrent assets	14,404	Other noncurrent liabilities	—
Interest rate contracts	Other current assets	—	Other current liabilities	26,478
	Total	$14,764	Total	$26,478

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$316	Energy commodity derivatives contracts, net	$—
NYMEX commodity contracts	Other noncurrent assets	16,089	Other noncurrent liabilities	—
Interest rate contracts	Other noncurrent assets	2,901	Other noncurrent liabilities	—
	Total	$19,306	Total	$—

The following tables provide a summary of the fair value of derivatives accounted for under ASC 815, Derivatives and Hedging, which are presented on a net basis in our consolidated balance sheets, that were not designated as hedging instruments as of December 31, 2014 and June 30, 2015 (in thousands):

	December 31, 2014
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$92,000	Energy commodity derivatives contracts, net	$10,622

	June 30, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$9,460	Energy commodity derivatives contracts, net	$12,636
NYMEX commodity contracts	Other noncurrent assets	397	Other noncurrent liabilities	—
	Total	$9,857	Total	$12,636

9.	Commitments and Contingencies

Environmental Liabilities

Liabilities recognized for estimated environmental costs were $36.3 million and $36.5 million at December 31, 2014 and June 30, 2015, respectively. We have classified environmental liabilities as current or noncurrent based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental liabilities will be paid over the next 10 years. Environmental expenditures recognized as a result of changes in our environmental liabilities are generally included in operating expenses on our consolidated statements of income. Environmental expenses for the three and six months ended June 30, 2014 were $0.1 million and $0.4 million, respectively. Environmental expenses for the three and six months ended June 30, 2015 were $2.9 million and $4.3 million, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Environmental Receivables

Receivables from insurance carriers and other third parties related to environmental matters at December 31, 2014 were $5.1 million, of which $1.3 million and $3.8 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheet. Receivables from insurance carriers and other third parties related to environmental matters at June 30, 2015 were $4.9 million, of which $1.0 million and $3.9 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheet.
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
We have a long-term incentive plan (“LTIP”) for certain of our employees and for directors of our general partner. The LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate payout of 9.4 million of our limited partner units. The estimated units available under the LTIP at June 30, 2015 total 1.0 million. The compensation committee of our general partner’s board of directors administers our LTIP.

Our equity-based incentive compensation expense was as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2014			June 30, 2014
	Equity Method	Liability Method	Total	Equity Method	Liability Method	Total
Performance/market-based awards:
2012 awards	$1,022	$1,617	$2,639	$2,044	$2,541	$4,585
2013 awards	2,195	1,305	3,500	3,376	1,853	5,229
2014 awards	1,228	—	1,228	2,132	—	2,132
Retention awards	298	—	298	807	—	807
Total	$4,743	$2,922	$7,665	$8,359	$4,394	$12,753

Allocation of LTIP expense on our consolidated statements of income:
G&A expense			$7,486			$12,460
Operating expense			179			293
Total			$7,665			$12,753

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended			Six Months Ended
	June 30, 2015			June 30, 2015
	Equity Method	Liability Method	Total	Equity Method	Liability Method	Total
Performance/market-based awards:
2013 awards	$3,054	$876	$3,930	$4,573	$1,091	$5,664
2014 awards	860	—	860	2,483	—	2,483
2015 awards	941	—	941	1,960	—	1,960
Retention awards	57	—	57	432	—	432
Total	$4,912	$876	$5,788	$9,448	$1,091	$10,539

Allocation of LTIP expense on our consolidated statements of income:
G&A expense			$5,684			$10,373
Operating expense			104			166
Total			$5,788			$10,539

In February 2015, 166,189 phantom unit awards were issued pursuant to our LTIP. These grants included both performance-based and retention awards and have a three-year vesting period.

In January 2015, we issued 354,529 limited partner units to settle unit award grants to certain employees that vested on December 31, 2014. Further, 4,461 limited partner units were issued during 2015 to settle the equity-based retainer paid to certain members of our general partner's board of directors.

11.	Distributions
Distributions we paid during 2014 and 2015 were as follows (in thousands, except per unit amounts):

Payment Date	Per Unit Cash Distribution Amount	Total Cash Distribution to Limited Partners
02/14/2014	$0.5850	$132,835
05/15/2014	0.6125	139,079
Through 06/30/2014	1.1975	271,914
08/14/2014	0.6400	145,324
11/14/2014	0.6675	151,568
Total	$2.5050	$568,806

2/13/2015	$0.6950	$158,061
5/15/2015	0.7175	163,178
Through 06/30/2015	1.4125	321,239
08/14/2015(1)	0.7400	168,296
Total	$2.1525	$489,535

(1) Our general partner's board of directors declared this cash distribution on July 23, 2015 to be paid on August 14, 2015 to unitholders of record at the close of business on August 7, 2015.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Fair Value

Recurring

Fair Value Methods and Assumptions - Financial Assets and Liabilities.

We used the following methods and assumptions in estimating fair value for our financial assets and liabilities:

•
Energy commodity derivatives contracts. These include NYMEX futures agreements related to petroleum products. These contracts are carried at fair value on our consolidated balance sheets and are valued based on quoted prices in active markets. See Note 8 – Derivative Financial Instruments for further disclosures regarding these contracts.

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

•
Debt. The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2014 and June 30, 2015; however, where recent observable market trades were not available, prices were determined using adjustments to the last traded value for that debt issuance or by adjustments to the prices of similar debt instruments of peer entities that are actively traded. The carrying amount of borrowings, if any, under our revolving credit facility and our commercial paper program approximates fair value due to the frequent repricing of these obligations.

Fair Value Measurements - Financial Assets and Liabilities

The following tables summarize the carrying amounts, fair values and recurring fair value measurements recorded or disclosed as of December 31, 2014 and June 30, 2015, based on the three levels established by ASC 820, Fair Value Measurements and Disclosures (in thousands):

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2014
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts – assets	$96,142	$96,142	$96,142	$—	$—
Interest rate contracts – liabilities	$(26,478)	$(26,478)	$—	$(26,478)	$—
Long-term receivables	$28,611	$30,200	$—	$—	$30,200
Debt	$(2,982,895)	$(3,212,462)	$—	$(3,212,462)	$—

	As of June 30, 2015
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts – assets	$13,626	$13,626	$13,626	$—	$—
Interest rate contracts – assets	$2,901	$2,901	$—	$2,901	$—
Long-term receivables	$25,614	$26,413	$—	$—	$26,413
Debt	$(3,326,936)	$(3,426,312)	$—	$(3,426,312)	$—

13.	Related Party Transactions

Barry R. Pearl is an independent member of our general partner's board of directors and is also a director of the general partner of Targa Resources Partners, L.P. ("Targa"). In the normal course of business, we purchase butane from subsidiaries of Targa. For the three months ended June 30, 2014 and 2015, we made purchases of butane from subsidiaries of Targa of $1.6 million and $4.0 million, respectively. For the six months ended June 30, 2014 and 2015, we made purchases of butane from subsidiaries of Targa of $13.8 million and $12.8 million, respectively. These purchases were based on the then-current index prices. We had recognized payables to Targa of $0.9 million and $0.2 million at December 31, 2014 and June 30, 2015, respectively.

Stacy P. Methvin was elected as an independent member of our general partner's board of directors on April 23, 2015 and is also a director of one of our customers.  We received tariff revenue of $2.6 million from April 23, 2015 through June 30, 2015, and have recorded a $1.3 million receivable from this customer at June 30, 2015.  The tariff revenue we recognized from this customer was in the normal course of business, with rates determined in accordance with published tariffs.

See Note 4 – Investments in Non-Controlled Entities for a discussion of affiliate joint venture transactions we account for under the equity method.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Subsequent Events

Recognizable events

No recognizable events occurred subsequent to June 30, 2015.

Non-recognizable events

In July 2015, our general partner's board of directors declared a quarterly distribution of $0.74 per unit to be paid on August 14, 2015 to unitholders of record at the close of business on August 7, 2015. The total cash distributions expected to be paid under this declaration are approximately $168.3 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a publicly traded limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of June 30, 2015, our asset portfolio, including the assets of our joint ventures, consisted of:

•
our refined products segment, comprised of our 9,500-mile refined products pipeline system with 52 terminals as well as 28 independent terminals not connected to our pipeline system and our 1,100-mile ammonia pipeline system;

•
our crude oil segment, comprised of approximately 1,600 miles of crude oil pipelines and storage facilities with an aggregate storage capacity of approximately 21 million barrels, of which 13 million barrels are used for leased storage; and

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

Recent Developments

Seabrook Logistics, LLC ("Seabrook"). Seabrook was formed in second quarter 2015 to construct, own and operate crude oil storage and pipeline infrastructure in the Houston Gulf Coast area. We hold a 50% equity ownership interest in Seabrook, with LBC Tank Terminals, LLC holding the other 50% equity ownership interest. The assets to be constructed and owned by Seabrook include over 700,000 barrels of crude oil storage located adjacent to LBC's existing terminal in Seabrook, Texas. In addition, Seabrook will construct and own an 18-inch pipeline, which will connect Seabrook's storage facilities to an existing third-party pipeline that will transport crude oil to a Houston-area refinery. The project is currently estimated to cost approximately $95 million, of which our 50% share will be $47.5 million, and is supported by a long-term storage and transportation commitment with a major refiner. Subject to the receipt of permits and regulatory approvals, the new storage facility and pipeline infrastructure are expected to be operational in the first quarter of 2017.

Executive Officer Changes. Aaron L. Milford, who previously served as our vice president of crude oil business development, was promoted to Senior Vice President and Chief Financial Officer on May 18, 2015, following the resignation of Michael P. Osborne from these positions.

Cash Distribution. In July 2015, the board of directors of our general partner declared a quarterly cash distribution of $0.74 per unit for the period of April 1, 2015 through June 30, 2015. This quarterly cash distribution will be paid on August 14, 2015 to unitholders of record on August 7, 2015. Total distributions expected to be paid under this declaration are approximately $168.3 million.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2015

	Three Months Ended June 30,		Variance Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$232.5	$233.7	$1.2	1
Crude oil	79.6	95.8	16.2	20
Marine storage	41.5	44.5	3.0	7
Total transportation and terminals revenue	353.6	374.0	20.4	6
Affiliate management fee revenue	5.2	3.5	(1.7)	(33)
Operating expenses:
Refined products	97.3	100.5	(3.2)	(3)
Crude oil	11.8	16.0	(4.2)	(36)
Marine storage	16.5	15.9	0.6	4
Intersegment eliminations	(0.8)	(1.0)	0.2	25
Total operating expenses	124.8	131.4	(6.6)	(5)
Product margin:
Product sales revenue	137.6	110.0	(27.6)	(20)
Cost of product sales	109.1	94.5	14.6	13
Product margin(1)	28.5	15.5	(13.0)	(46)
Earnings of non-controlled entities	1.9	24.5	22.6	n/m
Operating margin	264.4	286.1	21.7	8
Depreciation and amortization expense	46.9	40.4	6.5	14
G&A expense	39.3	37.9	1.4	4
Operating profit	178.2	207.8	29.6	17
Interest expense (net of interest income and interest capitalized)	30.0	36.6	(6.6)	(22)
Debt placement fee amortization expense	0.6	0.6	—	—
Other income	—	(6.6)	6.6	n/a
Income before provision for income taxes	147.6	177.2	29.6	20
Provision for income taxes	1.4	(0.2)	1.6	114
Net income	$146.2	$177.4	$31.2	21
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.409	$1.398
Volume shipped (million barrels):
Gasoline	63.7	67.2
Distillates	40.5	36.3
Aviation fuel	6.1	5.3
Liquefied petroleum gases	3.7	4.8
Total volume shipped	114.0	113.6
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$1.243	$1.052
Volume shipped (million barrels)	46.9	53.8
Crude oil terminal average utilization (million barrels per month)	12.3	12.8
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(2)	—	23.7

Marine storage:
Marine terminal average utilization (million barrels per month)	22.7	24.3

(1) Product margin does not include depreciation or amortization expense.
(2) These volumes reflect the total shipments for the BridgeTex pipeline, which is owned 50% by us.

Transportation and terminals revenue increased $20.4 million resulting from:

•
an increase in refined products revenue of $1.2 million primarily attributable to higher revenue from our independent terminals and higher leased storage revenue, partially offset by lower transportation revenues. Our independent terminal revenue increased because of a recently acquired terminal as well as increased demand at our other locations and our lease storage revenues increased because of new lease contracts, including leases on recently-constructed tanks. Transportation revenue was slightly lower primarily due to more shorter-haul shipments (which have a lower rate). Overall volumes were relatively flat as higher gasoline demand across our system was more than offset by lower shipments of distillates due to reduced demand from drilling activities and wet agricultural conditions in areas served by our assets in the current period;

•
an increase in crude oil revenue of $16.2 million primarily due to revenue received in second quarter 2015 from BridgeTex Pipeline Company, LLC ("BridgeTex") for capacity on our Houston area crude oil distribution system, higher terminalling revenue resulting from the one-time benefit from a customer buying out of its remaining storage agreement in 2015 and new leased storage contracts. Transportation revenue was slightly lower in the current period due to reduced average tariffs resulting from a lower volume of spot shipments on the Longhorn pipeline system, which ship at a higher rate, and more short-haul movements on our Houston-area crude oil distribution system in 2015; and

•	an increase in marine storage revenue of $3.0 million primarily due to improved storage utilization and higher rates at our marine facilities.
Affiliate management fee revenue decreased $1.7 million due to lower construction management fees related to BridgeTex now that the pipeline is operational.
Operating expenses increased by $6.6 million primarily resulting from:

•
an increase in refined products expenses of $3.2 million primarily due to higher asset integrity spending, additional environmental accruals due to a product release in the current period and additional property taxes, partially offset by more favorable product overages (which reduce operating expense);

•
an increase in crude oil expenses of $4.2 million primarily due to less favorable product overages (which reduce operating expense) and higher pipeline capacity rental fees and power costs associated with moving additional volume in the current period; and

•	a decrease in marine storage expenses of $0.6 million primarily due to lower asset integrity spending.
Product sales revenue primarily resulted from our butane blending activities, transmix fractionation and product gains from our independent terminals. We utilize New York Mercantile Exchange (“NYMEX”) contracts to hedge against changes in the price of petroleum products we expect to sell in the future, and we use butane futures agreements to hedge against changes in the price of butane we expect to purchase in future periods. See Note 8 –Derivative Financial Instruments in Item 1 – Consolidated Financial Statements for a discussion of our hedging strategies and how our use of NYMEX contracts and butane futures agreements impacts our product margin. Product margin decreased $13.0 million primarily due to higher unrealized losses on our NYMEX contracts, which were partially offset by higher realized margins from our butane blending and fractionation activities. See Other Items—Commodity Derivative Agreements—Impact of Commodity Derivatives on Results of Operations below for more information about our NYMEX contracts.
Earnings of non-controlled entities increased $22.6 million primarily due to our share of earnings from BridgeTex, which began operations in late 2014.
Depreciation and amortization decreased $6.5 million primarily due to the $9.4 million acceleration of depreciation for pipeline, terminal and related assets during second quarter 2014 that we later sold, partially offset by increased depreciation expense in the current year for expansion capital projects.

G&A expense decreased $1.4 million primarily due to lower costs associated with deferred board of director fees resulting from a decrease in the price of our limited partner units in the second quarter of 2015 partially offset by higher personnel costs from an increase in employee headcount.  A separation fee paid to a former executive in the current quarter was largely offset by the forfeiture of his unvested equity-based awards.
Interest expense, net of interest income and interest capitalized, increased $6.6 million in second quarter 2015, primarily because our debt balance was higher in the current period compared to the same period in 2014 and lower capitalized interest since we are no longer capitalizing interest expense for the BridgeTex pipeline construction project that is now operational. Our average outstanding debt increased from $2.9 billion in second quarter 2014 to $3.3 billion in second quarter 2015 primarily due to borrowings for expansion capital expenditures, including $250.0 million of 3.2% senior notes and $250.0 million of 4.2% senior notes issued in March 2015. Our weighted-average interest rate decreased from 5.0% in second quarter 2014 to 4.8% in second quarter 2015 due to the impact of our commercial paper borrowings and March 2015 debt issuances, which are both at lower rates than the debt we retired in mid-2014.
Other income included a $6.6 million favorable non-cash adjustment for the change in the differential between the current spot price and forward price on fair value hedges associated with our crude oil tank bottoms and linefill assets.
Provision for income taxes was $1.6 million favorable due to a reduction in the franchise tax rate for the state of Texas.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2015

	Six Months Ended June 30,		Variance Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$442.7	$450.5	$7.8	2
Crude oil	147.5	182.3	34.8	24
Marine storage	81.0	86.8	5.8	7
Total transportation and terminals revenue	671.2	719.6	48.4	7
Affiliate management fee revenue	10.1	6.9	(3.2)	(32)
Operating expenses:
Refined products	148.5	170.8	(22.3)	(15)
Crude oil	20.9	29.9	(9.0)	(43)
Marine storage	30.6	31.2	(0.6)	(2)
Intersegment eliminations	(1.6)	(2.0)	0.4	25
Total operating expenses	198.4	229.9	(31.5)	(16)
Product margin:
Product sales revenue	433.7	283.1	(150.6)	(35)
Cost of product sales	307.1	230.7	76.4	25
Product margin(1)	126.6	52.4	(74.2)	(59)
Earnings of non-controlled entities	2.4	34.1	31.7	n/m
Operating margin	611.9	583.1	(28.8)	(5)
Depreciation and amortization expense	84.4	82.1	2.3	3
G&A expense	74.2	73.4	0.8	1
Operating profit	453.3	427.6	(25.7)	(6)
Interest expense (net of interest income and interest capitalized)	60.7	70.7	(10.0)	(16)
Debt placement fee amortization expense	1.2	1.2	—	—
Other income	—	(6.3)	6.3	n/a
Income before provision for income taxes	391.4	362.0	(29.4)	(8)
Provision for income taxes	2.6	1.0	1.6	62
Net income	$388.8	$361.0	$(27.8)	(7)
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.384	$1.384
Volume shipped (million barrels):
Gasoline	123.5	129.4
Distillates	78.0	73.2
Aviation fuel	11.1	10.5
Liquefied petroleum gases	5.2	5.8
Total volume shipped	217.8	218.9
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$1.182	$1.081
Volume shipped (million barrels)	88.7	103.8
Crude oil terminal average utilization (million barrels per month)	12.2	12.7
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(2)	—	38.7

Marine storage:
Marine terminal average utilization (million barrels per month)	22.7	23.9

(1) Product margin does not include depreciation or amortization expense.
(2) These volumes reflect the total shipments for the BridgeTex pipeline, which is owned 50% by us.

Transportation and terminals revenue increased $48.4 million resulting from:

•
an increase in refined products revenue of $7.8 million primarily attributable to higher revenue from our independent terminals, higher leased storage revenue and higher transportation revenue. Our independent terminal revenue increased because of a recently acquired terminal as well as increased demand at our other locations, and our leased storage revenue increased because of new lease storage contracts, including leases on recently constructed tanks. Transportation revenue was favorable due to slightly higher volumes as increased demand for gasoline in the markets we serve was partially offset by lower shipments of distillates due to reduced demand from drilling activities and wet agricultural conditions in the areas served by our assets in the current period;

•
an increase in crude oil revenue of $34.8 million primarily due to revenue received in 2015 from BridgeTex for capacity on our Houston area crude oil distribution system and higher crude oil deliveries on our Longhorn pipeline. Shipments on our Longhorn pipeline averaged approximately 250,000 barrels per day in 2015, an increase of approximately 25,000 barrels per day over the same period in 2014. Additionally, terminalling revenue was higher resulting from new leased storage contracts and the one-time benefit from a customer buying out of its remaining storage agreement in 2015; and

•	an increase in marine storage revenue of $5.8 million primarily due to improved storage utilization and higher storage rates at our marine facilities.
Affiliate management fee revenue decreased $3.2 million due to lower construction management fees related to BridgeTex now that the pipeline is operational.
Operating expenses increased by $31.5 million primarily resulting from:

•
an increase in refined products expenses of $22.3 million primarily due to higher asset integrity spending, additional environmental accruals due to product releases in the current period, additional property taxes and less favorable product overages (which reduce operating expense) as a result of the lower commodity prices in 2015; and

•
an increase in crude oil expenses of $9.0 million primarily due to less favorable product overages (which reduce operating expense) and higher pipeline capacity rental fees and power costs associated with moving additional volume in 2015; and

•	a slight increase in marine storage expenses of $0.6 million.
Product margin decreased $74.2 million primarily due to higher unrealized losses on our NYMEX contracts, which were partially offset by higher realized margins from our butane blending and fractionation activities.
Earnings of non-controlled entities increased $31.7 million primarily due to our share of earnings from BridgeTex, which began operations in late 2014.
Depreciation and amortization decreased $2.3 million primarily due to the $9.4 million acceleration of depreciation for pipeline, terminal and related assets during 2014 that we later sold, largely offset by increased depreciation expense in the current year for expansion capital projects and a $1.8 million charge recognized in 2015 to impair an office/warehouse building.
G&A expense decreased $0.8 million primarily due to lower costs associated with deferred board of director fees resulting from a decrease in the price of our limited partner units in 2015 partially offset by higher personnel costs from an increase in employee headcount.  A separation fee paid to a former executive in the current quarter was largely offset by the forfeiture of his unvested equity-based awards.
Interest expense, net of interest income and interest capitalized, increased $10.0 million in 2015 primarily due to lower capitalized interest since we are no longer capitalizing interest expense for the BridgeTex pipeline construction project that is now operational. Our average outstanding debt increased from $2.9 billion in 2014 to $3.2 billion in 2015 primarily due to borrowings for expansion capital expenditures, including $250.0 million of 3.20% senior notes and $250.0 million of 4.20% senior notes issued in March 2015. Our weighted-average interest rate decreased from 5.1% in 2014 to 4.8% in 2015 due to the impact of our commercial paper borrowings and March 2015 debt issuances, which are both at lower rates than the debt we retired in mid-2014.
Other income included $6.3 million of favorable non-cash adjustments for the change in the differential between the current spot price and forward price on fair value hedges associated with our crude oil tank bottoms and linefill assets.
Provision for income taxes was $1.6 million favorable due to a reduction in the franchise tax rate for the state of Texas.

Distributable Cash Flow

We calculate the non-GAAP measures of distributable cash flow ("DCF") and adjusted EBITDA in the table below. Management uses DCF as a basis for recommending to our general partner's board of directors the amount of cash distributions to be paid to our limited partners each period. Management also uses DCF as a basis for determining the payouts for the performance-based awards issued under our equity-based compensation plan. Adjusted EBITDA is an important measure that we and the investment community use to assess the financial results of an entity. We believe that investors benefit from having access to the same financial measures utilized by management for these evaluations. A reconciliation of DCF and adjusted EBITDA for the six months ended June 30, 2014 and 2015 to net income, which is its nearest comparable GAAP financial measure, follows (in millions):

	Six Months Ended June 30,		Increase (Decrease)
	2014	2015
Net income	$388.8	$361.0	$(27.8)
Interest expense, net, and provision for income taxes	63.3	71.6	8.3
Depreciation and amortization expense(1)	85.6	83.4	(2.2)
Equity-based incentive compensation expense(2)	(2.1)	(7.2)	(5.1)
Asset retirements	3.3	2.1	(1.2)
Commodity-related adjustments:
Derivative losses recognized in the period associated with future product transactions(3)	14.4	5.6	(8.8)
Derivative gains (losses) recognized in previous periods associated with product sales completed in the period(4)	(8.1)	91.6	99.7
Lower-of-cost-or-market adjustments(5)	—	(39.2)	(39.2)
Total commodity-related adjustments	6.3	58.0	51.7
Cash distributions of non-controlled entities in excess of /(less than) earnings	1.9	(2.3)	(4.2)
Adjusted EBITDA	547.1	566.6	19.5
Interest expense, net, and provision for income taxes	(63.3)	(71.6)	(8.3)
Maintenance capital(6)	(34.8)	(39.0)	(4.2)
DCF	$449.0	$456.0	$7.0

(1)	Depreciation and amortization expense includes debt placement fee amortization.

(2)
Because we intend to satisfy vesting of units under our equity-based incentive compensation program with the issuance of limited partner units, expenses related to this program generally are deemed non-cash and added back for DCF purposes. Total equity-based incentive compensation expense for the six months ended June 30, 2014 and 2015 was $12.7 million and $10.6 million, respectively. However, the figures above include an adjustment for minimum statutory tax withholdings we paid in 2014 and 2015 of $14.8 million and $17.8 million, respectively, for equity-based incentive compensation units that vested on the previous year end, which reduce DCF.

(3)
Certain derivatives we use as economic hedges have not been designated as hedges for accounting purposes and the mark-to-market changes of these derivatives are recognized currently in earnings. In addition, we have designated certain derivatives we use to hedge our crude oil tank bottoms and linefill assets as fair value hedges and the change in the differential between the current spot price and forward price on these hedges is recognized currently in earnings. We exclude the net impact of both of these adjustments from our determination of DCF until the hedged products are physically sold. In the period in which these hedged products are physically sold, the net impact of the associated hedges is included in our determination of DCF.

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

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Operating Activities. Operating cash flows consist of net income adjusted for certain non-cash items and changes in certain assets and liabilities.
Net cash provided by operating activities was $477.4 million and $414.8 million for the six months ended June 30, 2014 and 2015, respectively. The $62.6 million decrease from 2014 to 2015 was due to lower net income related to activities previously described and changes in our working capital and adjustments to non-cash items. Changes in our working capital were primarily due to timing of payments from our customers.
Investing Activities. Investing cash flows consist primarily of capital expenditures, investments in non-controlled entities and acquisitions.
Net cash used by investing activities for the six months ended June 30, 2014 and 2015 was $437.3 million and $363.8 million, respectively. During 2015, we spent $268.8 million for capital expenditures, which included $39.0 million for maintenance capital and $229.8 million for expansion capital. Also during the 2015 period, we acquired a refined products terminal in the Atlanta, Georgia market for $54.7 million and contributed capital of $36.4 million in conjunction with our joint venture capital projects which we account for as investments in non-controlled entities. During 2014, we spent $149.1 million for capital expenditures, which included $34.8 million for maintenance capital and $114.3 million for expansion capital. Also during the 2014 period, we contributed capital of $285.9 million in conjunction with our joint venture capital projects (primarily BridgeTex) which we account for as investments in non-controlled entities.
Financing Activities. Financing cash flows consist primarily of distributions to our unitholders and borrowings and repayments under long-term notes and our commercial paper program.
Net cash used by financing activities for the six months ended June 30, 2014 and 2015 was $64.5 million and $39.0 million, respectively. During 2015, we paid cash distributions of $321.2 million to our unitholders. Additionally, we received net proceeds of $499.6 million from borrowings under long-term notes, which were used in part to repay borrowings outstanding under our commercial paper program and for general partnership purposes, including expansion capital. In connection with the borrowings under long-term notes, we paid $42.9 million in settlement of associated interest rate swap agreements. Also, in January 2015, the cumulative amounts of the January 2012 equity-based incentive compensation award grants were settled by issuing 354,529 limited partner units and distributing those units to the long-term incentive plan ("LTIP") participants, resulting in payments of associated tax withholdings of $17.8 million. During 2014, we paid cash distributions of $271.9 million to our unitholders. Additionally, we received net proceeds of $257.7 million from borrowings under notes, which were used to repay borrowings outstanding under our revolving credit facility and for general partnership purposes, including expansion capital. Also, in January 2014, the cumulative amounts of the January 2011 equity-based incentive compensation award grants were settled by issuing 387,216 limited partner units and distributing those units to the LTIP participants, resulting in payments of associated tax withholdings of $14.8 million.
The quarterly distribution amount related to our second-quarter 2015 financial results (to be paid in third quarter 2015) is $0.74 per unit.  If we meet management's targeted distribution growth of 15% for 2015 and the number of outstanding limited partner units remains unchanged at 227.4 million, total cash distributions of approximately $683.4 million will be paid to our unitholders related to 2015 financial results. Management believes we will have sufficient distributable cash flow to fund these distributions.

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

For the six months ended June 30, 2015, our maintenance capital spending was $39.0 million. For 2015, we expect to spend approximately $85.0 million on maintenance capital.

During the first six months of 2015, we spent $229.8 million for organic growth capital and $36.4 million for capital projects in conjunction with our joint ventures. Additionally, we spent $54.7 million on a refined products terminal acquired in the Atlanta, Georgia market. Based on the progress of expansion projects already underway, we expect to spend approximately $850 million for expansion capital and joint venture capital contributions during 2015, with an additional $550 million in 2016 to complete our current projects. These spending estimates include our contributions for our 40% interest in Saddlehorn Pipeline Company, LLC ("Saddlehorn").

Liquidity

Consolidated debt at December 31, 2014 and June 30, 2015 was as follows (in thousands, except as otherwise noted):

	December 31, 2014	June 30, 2015	Weighted-Average Interest Rate for the Six Months Ended June 30, 2015 (1)
Commercial paper(2)	$296,942	$144,982	0.5%
$250.0 million of 5.65% Notes due 2016	250,758	250,546	5.7%
$250.0 million of 6.40% Notes due 2018	257,280	256,248	5.4%
$550.0 million of 6.55% Notes due 2019	567,868	566,006	5.7%
$550.0 million of 4.25% Notes due 2021	556,304	555,837	4.0%
$250.0 million of 3.20% Notes due 2025(2)	—	249,687	3.2%
$250.0 million of 6.40% Notes due 2037	249,017	249,026	6.4%
$250.0 million of 4.20% Notes due 2042	248,406	248,421	4.2%
$550.0 million of 5.15% Notes due 2043	556,320	556,270	5.1%
$250.0 million of 4.20% Notes due 2045(2)	—	249,913	4.6%
Total debt	$2,982,895	$3,326,936	4.8%

(1)	Weighted-average interest rate includes the amortization/accretion of discounts, premiums and gains/losses realized on historical cash flow and fair value hedges recognized as interest expense.

(2)
These borrowings were outstanding for only a portion of the six month period ending June 30, 2015. The weighted-average interest rate for these borrowings was calculated based on the number of days the borrowings were outstanding during the noted period.

All of the instruments detailed in the table above are senior indebtedness.

The face value of our debt at December 31, 2014 and June 30, 2015 was $2.9 billion and $3.3 billion, respectively. The difference between the face value and carrying value of our debt outstanding is the unamortized portion of terminated fair value hedges and the unamortized discounts and premiums on debt issuances. Realized gains and losses on fair value hedges and note discounts and premiums are being amortized or accreted to the applicable notes over the respective lives of those notes.

2015 Debt Offerings

In March 2015, we issued $250.0 million of our 3.20% notes due 2025 in an underwritten public offering. The notes were issued at 99.871% of par. Net proceeds from this offering were $247.6 million, after underwriting discounts and offering expenses of $2.1 million.

Also in March 2015, we issued $250.0 million of our 4.20% notes due 2045 in an underwritten public offering. The notes were issued at 99.965% of par. Net proceeds from this offering were $247.3 million, after underwriting discounts and offering expenses of $2.6 million.

The net proceeds from these offerings were used to repay borrowings outstanding under our commercial paper program and for general partnership purposes, including expansion capital.

Other Debt

Revolving Credit Facility. The total borrowing capacity under our revolving credit facility, which matures in November 2018, is $1.0 billion. Borrowings outstanding under the facility are classified as long-term debt on our consolidated balance sheets. Borrowings under the facility are unsecured and bear interest at LIBOR plus a spread ranging from 1.0% to 1.75% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate from 0.10% to 0.28%, depending on our credit ratings. The unused commitment fee was 0.125% at June 30, 2015. Borrowings under this facility may be used for general partnership purposes, including capital expenditures. As of June 30, 2015, there were no borrowings outstanding under this facility; however, $5.6 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets but decrease our borrowing capacity under the facility.

Commercial Paper Program. The maturities of our commercial paper notes vary, but may not exceed 397 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. The commercial paper we can issue is limited by the amounts available under our revolving credit facility up to an aggregate principal amount of $1.0 billion and, therefore, is classified as long-term debt.

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

Other Items

Pipeline Tariff Increase. The Federal Energy Regulatory Commission ("FERC") regulates the rates charged on interstate common carrier pipeline operations primarily through an indexing methodology, which establishes the maximum amount by which tariffs can be adjusted each year. Approximately 40% of our refined products tariffs are subject to this indexing methodology while the remaining 60% of our refined products tariffs can be adjusted at our discretion based on competitive factors. The current FERC-approved indexing method is the annual change in the producer price index for finished goods ("PPI-FG") plus 2.65%. Based on this indexing methodology, we increased virtually all of our tariffs by 4.6% on July 1, 2015. In 2016, a new index will be established by the FERC. Any change in the current indexing methodology will impact our rates in the future.

Collective Bargaining Agreement with the United Steel Workers ("USW"). During second quarter 2015, we reached agreement with the USW, which represents approximately 230 employees assigned to our refined products segment. The current collective bargaining agreement with the USW will be effective through January 31, 2019.

Commodity Derivative Agreements. Certain of the business activities in which we engage result in our owning various commodities, which exposes us to commodity price risk. We use forward physical commodity contracts and NYMEX contracts to help manage this commodity price risk. We use forward physical contracts to purchase butane and sell refined products. We account for these forward physical contracts as normal purchase and sale contracts, using traditional accrual accounting.  We use NYMEX contracts to hedge against changes in the price of refined products and crude oil that we expect to sell in future periods. We use and account for those NYMEX contracts that qualify for hedge accounting treatment as either cash flow or fair value hedges, and we use and account for those NYMEX contracts that do not qualify for hedge accounting treatment as economic hedges. We use NYMEX contracts to economically hedge against changes in the price of butane we expect to purchase in the future as part of our butane blending activities. As of and for the six months ended June 30, 2015, our open derivative contracts and the impact of the derivatives we settled during the period were as follows:

Open Derivative Contracts Designated as Hedges

•
NYMEX contracts covering 0.7 million barrels of crude oil to hedge against future price changes of crude oil tank bottoms and linefill. These contracts, which we are accounting for as fair value hedges, mature between December 2015 and November 2016. Through June 30, 2015, the cumulative amount of gains from these agreements was $8.7 million. The cumulative gains from these fair value hedges were recorded as adjustments to the asset being hedged, and there has been no ineffectiveness recognized for these hedges. We exclude the differential between the current spot price and forward price from our assessment of hedge effectiveness for these fair value hedges. The net change in the amounts excluded from our assessment of hedge effectiveness during the six months ended June 30, 2015 was a gain of $6.3 million, which we recognized as other income on our consolidated statement of income.

Open Derivative Contracts Not Designated as Hedges

•
NYMEX contracts covering 4.7 million barrels of refined products related to our butane blending and fractionation activities. These contracts mature between July 2015 and December 2016 and are being accounted for as economic hedges. Through June 30, 2015, the cumulative amount of net unrealized losses associated with these agreements was $5.8 million. We recorded these losses as an adjustment to product sales revenue, of which $4.5 million of net gains was recognized in 2014 and $10.3 million of net losses was recognized in 2015.

•
NYMEX contracts covering 0.9 million barrels of refined products and crude oil related to inventory we carry that resulted from pipeline product overages. These contracts, which mature between July and December 2015, are being accounted for as economic hedges. Through June 30, 2015, the cumulative amount of net unrealized gains associated with these agreements was $4.9 million. We recorded these gains as an adjustment to operating expense, of which $5.3 million of net gains was recognized in 2014 and $0.4 million of net losses was recognized in 2015.

•
NYMEX contracts covering 1.3 million barrels of butane purchases that mature between September 2015 and December 2016, which are being accounted for as economic hedges. Through June 30, 2015, the cumulative amount of net unrealized losses associated with these agreements was $1.8 million. We recorded these losses as an adjustment to cost of product sales, all of which was recognized in 2015.

Settled Derivative Contracts

•
We settled NYMEX contracts covering 5.7 million barrels of refined products related to economic hedges of products from our butane blending and fractionation activities that we sold during 2015.  We recognized a loss of $9.2 million in 2015 related to these contracts, which we recorded as an adjustment to product sales revenue.

•
We settled NYMEX contracts covering 3.0 million barrels of refined products and crude oil related to economic hedges of product inventories from product overages on our pipeline system that we sold during 2015.  We recognized a loss of $7.2 million in 2015 on the settlement of these contracts, which we recorded as an adjustment to operating expense.

•
We settled NYMEX contracts covering 0.5 million barrels related to economic hedges of butane purchases we made during 2015 associated with our butane blending activities.  We recognized a loss of $0.2 million in 2015 on the settlement of these contracts, which we recorded as an adjustment to cost of product sales.

Impact of Commodity Derivatives on Results of Operations

The following tables provide a summary of the positive and (negative) impacts of the mark-to-market gains and losses associated with NYMEX contracts on our results of operations for the respective periods presented (in millions):

	Six Months Ended June 30, 2014
	Product Sales Revenue	Cost of Product Sales	Operating Expense	Other Expense	Net Impact on Net Income
NYMEX gains (losses) recognized during the period that were associated with economic hedges of physical product sales or purchases during the period	$(1.6)	$0.2	$(4.3)	$—	$(5.7)
NYMEX gains (losses) recorded during the period that were associated with products that will be or were sold or purchased in future periods	(12.2)	0.6	0.4	—	(11.2)
Net impact of NYMEX contracts	$(13.8)	$0.8	$(3.9)	$—	$(16.9)

	Six Months Ended June 30, 2015
	Product Sales Revenue	Cost of Product Sales	Operating Expense	Other Income	Net Impact on Net Income
NYMEX losses recognized during the period that were associated with economic hedges of physical product sales or purchases during the period	$(9.2)	$(0.2)	$(7.2)	$—	$(16.6)
NYMEX gains (losses) recorded during the period that were associated with products that will be sold or purchased in future periods	(10.3)	(1.8)	(0.4)	6.3	(6.2)
Net impact of NYMEX contracts	$(19.5)	$(2.0)	$(7.6)	$6.3	$(22.8)

Related Party Transactions. Barry R. Pearl is an independent member of our general partner's board of directors and is also a director of the general partner of Targa Resources Partners, L.P. ("Targa"). In the normal course of business, we purchase butane from subsidiaries of Targa. For the three months ended June 30, 2014 and 2015, we made purchases of butane from subsidiaries of Targa of $1.6 million and $4.0 million, respectively. For the six months ended June 30, 2014 and 2015, we made purchases of butane from subsidiaries of Targa of $13.8 million and $12.8 million, respectively. These purchases were based on the then-current index prices. We had recognized payables to Targa of $0.9 million and $0.2 million at December 31, 2014 and June 30, 2015, respectively.

Stacy P. Methvin was elected as an independent member of our general partner's board of directors on April 23, 2015 and is also a director of one of our customers.  We received tariff revenue of $2.6 million from this customer from April 23, 2015 through June 30, 2015, and have recorded a $1.3 million receivable from this customer at June 30, 2015.  We receive tariff revenue from this customer in the normal course of business, with rates determined in accordance with published tariffs.

The management fees we have recognized or will recognize from BridgeTex, Osage Pipe Line Company LLC ("Osage"), Powder Springs Logistics, LLC ("Powder Springs"), Saddlehorn and Texas Frontera, LLC ("Texas Frontera") are reported as affiliate management fee revenue on our consolidated statements of income.

At December 31, 2014 and June 30, 2015, we recognized liabilities of $2.2 million and $1.1 million, respectively, to BridgeTex primarily for pre-paid construction management fees. For the three and six months ended

June 30, 2015, we recognized pipeline capacity lease revenue from BridgeTex of $8.5 million and $16.9 million, respectively, which we included in transportation and terminals revenue on our consolidated statements of income. We recognized a $2.6 million receivable from BridgeTex at December 31, 2014 (no receivable was recognized at June 30, 2015).

We recognized throughput revenue from Double Eagle Pipeline LLC ("Double Eagle") for the three months ended June 30, 2014 and 2015 of $0.8 million and $0.9 million, respectively, and for the six months ended June 30, 2014 and 2015 of $1.3 million and $1.8 million, respectively, which we included in transportation and terminals revenue.  At December 31, 2014 and June 30, 2015, respectively, we recognized a $0.3 million trade accounts receivable from Double Eagle.

The financial results from Texas Frontera are included in our marine storage segment, the financial results from BridgeTex, Double Eagle, Osage, Saddlehorn and Seabrook are or will be included in our crude oil segment and the financial results from Powder Springs are included in our refined products segment as earnings/losses of non-controlled entities.

New Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board ("FASB") extended the effective date of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, from January 1, 2017 to January 1, 2018.

In April 2015, the FASB issued ASU No. 2015-03, Interest: Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Under this update, the costs for issuing debt will be included on the balance sheet as a direct deduction from the debt's value. The amendments will not affect the recognition and measurement of the costs for issuing debt. The amendments will have to be applied for reporting periods that start after December 15, 2015, with early adoption permitted. We plan to adopt this ASU in fourth quarter 2015. Our adoption will not have a material impact on our results of operations, financial position or cash flows.

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

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Where an entity has entered into a cloud computing arrangement, this update requires the entity to capitalize the software license element of arrangements that include a software license. Where the cloud computing arrangement does not include a software license, the arrangement is to be accounted for as a service contract. This ASU is effective for reporting periods beginning after December 15, 2015. Our adoption of this standard will not have a material impact on our results of operations, financial position or cash flows.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates all references to and guidance concerning the classification and presentation of extraordinary items and emphasizes that the nature and effects of an event or transaction deemed unusual in nature or that is expected to occur infrequently should be disclosed on the face of the income statement as a separate component of income from continuing operations, or, alternatively, in notes to the financial statements. The changes are effective for fiscal years, including quarterly reports, beginning after December 15, 2015, with early application permitted (provided it is applied from the beginning of the fiscal year of initial adoption). The new guidance may be applied either prospectively or retrospectively. Our adoption of this ASU will not have a material impact on our results of operations, financial position or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risk through changes in commodity prices and interest rates. We have established policies to monitor and control these market risks. We use derivative agreements to help manage our exposure to commodity price and interest rate risks.

Commodity Price Risk

Our commodity price risk primarily arises from our butane blending and fractionation activities, and from managing product imbalances associated with our refined products and crude oil pipelines. We use derivatives such as forward physical contracts, NYMEX petroleum products contracts and butane futures contracts to help us manage commodity price risk.

Forward physical contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of June 30, 2015, we had commitments under forward purchase and sale contracts used in our butane blending and fractionation activities as follows (in millions):

	Notional Value	Barrels
Forward purchase contracts	$118.3	3.5
Forward sale contracts	$11.4	0.1

We use NYMEX contracts to hedge against changes in the price of petroleum products we expect to sell from activities in which we acquire or produce petroleum products. Some of these NYMEX contracts qualify for hedge accounting treatment, and we designate and account for these as either cash flow or fair value hedges. We account for those NYMEX contracts that do not qualify for hedge accounting treatment as economic hedges. We also use NYMEX contracts to hedge against changes in the price of butane that we expect to purchase in future periods. At June 30, 2015, we had open NYMEX contracts representing 6.3 million barrels of petroleum products we expect to sell in the future. Additionally, we had open NYMEX contracts for 1.3 million barrels of butane we expect to purchase in the future. At June 30, 2015, the fair value of our open NYMEX contracts was an asset of $13.6 million.

At June 30, 2015, open NYMEX contracts representing 5.6 million barrels of petroleum products did not qualify for hedge accounting treatment. A $10.00 per barrel increase in the price of these NYMEX contracts for reformulated gasoline blendstock for oxygen blending (“RBOB”) gasoline or heating oil would result in a $56.0 million decrease in our operating profit and a $10.00 per barrel decrease in the price of these NYMEX contracts for RBOB or heating oil would result in a $56.0 million increase in our operating profit.

At June 30, 2015, we had open NYMEX contracts representing 1.3 million barrels of butane we expect to purchase in the future. Relative to these agreements, a $10.00 per barrel increase in the price of butane would result in a $13.0 million increase in our operating profit and a $10.00 per barrel decrease in the price of butane would result in a $13.0 million decrease in our operating profit.

The increases or decreases in operating profit we recognize from our open NYMEX forward sales and price swap contracts would be substantially offset by higher or lower product sales revenue or cost of product sales when the physical sale or purchase of those products occur. These contracts may be for the purchase or sale of product in markets different from those in which we are attempting to hedge our exposure and the resulting hedges may not eliminate all price risks.

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk.

In first quarter 2015, we entered into a $50.0 million forward-starting interest rate swap agreement to hedge against the risk of variability of future interest payments on a portion of debt we anticipate issuing in 2016. The fair value of this contract at June 30, 2015 was an asset of $2.9 million. We account for this agreement as a cash flow hedge. A 0.125% decrease in the interest rates would result in a decrease in the fair value of this asset of approximately $0.5 million. A 0.125% increase in the interest rates would result in an increase in the fair value of this asset of approximately $0.5 million.

At June 30, 2015, we had $145.0 million of commercial paper notes outstanding which represents variable rate debt. We can issue up to $1.0 billion of commercial paper, limited by the amounts available under our revolving credit facility. Considering the amount of commercial paper borrowings outstanding at June 30, 2015, our annual interest expense would change by $0.2 million if rates charged by our commercial paper lenders changed by 0.125%.

ITEM 4.	CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) of the Securities Exchange Act) as of the end of the period covered by the date of this report. We performed this evaluation under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and practices are effective in providing reasonable assurance that all required disclosures are included in the current report. Additionally, these disclosure controls and practices are effective in ensuring that information required to be disclosed is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•
changes in laws and regulations to which we or our customers are or become subject, including tax withholding requirements, safety, security, employment, hydraulic fracturing, derivatives transactions and environmental laws and regulations, including laws and regulations designed to address climate change;

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

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition and/or operating results.

We have updated our risk factors as follows since issuing our Annual Report on Form 10-K:

We are exposed to counterparty risk. Nonpayment, commitment termination or nonperformance by our customers, vendors, lenders or derivative counterparties could materially reduce our revenue, impair our liquidity, increase our expenses or otherwise negatively impact our results of operations, financial position or cash flows and our ability to pay cash distributions.

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers to whom we extend credit. In addition, we frequently undertake capital expenditures based on commitments from customers upon which we expect to realize the expected return on those expenditures, including take-or-pay commitments from our customers, and nonperformance by our customers of those commitments or termination of those commitments resulting from our inability to timely meet our obligations could result in substantial losses to us.

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

Any take-or-pay commitment terminations or substantial increase in the nonpayment or nonperformance by our customers, vendors, lenders or derivative counterparties could have a material adverse effect on our results of operations, financial position and cash flows and our ability to pay cash distributions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number		Description

Exhibit 10.1	—	Separation and Release of Claims Agreement dated as of May 18, 2015 between Magellan Midstream Holdings GP, LLC and Michael P. Osborne.

Exhibit 12	—	Ratio of earnings to fixed charges.

Exhibit 31.1	—	Certification of Michael N. Mears, principal executive officer.

Exhibit 31.2	—	Certification of Aaron L. Milford, principal financial officer.

Exhibit 32.1	—	Section 1350 Certification of Michael N. Mears, Chief Executive Officer.

Exhibit 32.2	—	Section 1350 Certification of Aaron L. Milford, Chief Financial Officer.

Exhibit 101.INS	—	XBRL Instance Document.

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on August 6, 2015.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	Magellan GP, LLC,
its general partner

/s/ Aaron L. Milford
Aaron L. Milford
Chief Financial Officer
(Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibit Number		Description

Exhibit 10.1	—	Separation and Release of Claims Agreement dated as of May 18, 2015 between Magellan Midstream Holdings GP, LLC and Michael P. Osborne.

Exhibit 12	—	Ratio of earnings to fixed charges.

Exhibit 31.1	—	Certification of Michael N. Mears, principal executive officer.

Exhibit 31.2	—	Certification of Aaron L. Milford, principal financial officer.

Exhibit 32.1	—	Section 1350 Certification of Michael N. Mears, Chief Executive Officer.

Exhibit 32.2	—	Section 1350 Certification of Aaron L. Milford, Chief Financial Officer.

Exhibit 101.INS	—	XBRL Instance Document.

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.