Form 10-Q
period 2015-09-30
MAGELLAN MIDSTREAM PARTNERS LP
filed 2015-11-03
CIK 1126975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

As of November 2, 2015, there were 227,427,247 outstanding limited partner units of Magellan Midstream Partners, L.P. that trade on the New York Stock Exchange under the ticker symbol "MMP."

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Transportation and terminals revenue	$360,517	$400,944	$1,031,722	$1,120,560
Product sales revenue	155,865	172,731	589,585	455,827
Affiliate management fee revenue	5,219	3,557	15,346	10,478
Total revenue	521,601	577,232	1,636,653	1,586,865
Costs and expenses:
Operating	132,387	137,906	330,758	367,834
Cost of product sales	91,591	85,522	398,734	316,208
Depreciation and amortization	38,054	42,043	122,462	124,180
General and administrative	35,377	37,612	109,621	111,052
Total costs and expenses	297,409	303,083	961,575	919,274
Earnings of non-controlled entities	1,645	15,521	4,066	49,653
Operating profit	225,837	289,670	679,144	717,244
Interest expense	34,993	39,779	108,674	116,142
Interest income	(374)	(310)	(1,171)	(993)
Interest capitalized	(9,205)	(3,984)	(21,358)	(9,037)
Debt placement fee amortization expense	566	640	1,767	1,867
Other expense (income)	—	1,706	—	(4,554)
Income before provision for income taxes	199,857	251,839	591,232	613,819
Provision for income taxes	1,237	867	3,798	1,820
Net income	$198,620	$250,972	$587,434	$611,999
Basic net income per limited partner unit	$0.87	$1.10	$2.59	$2.69
Diluted net income per limited partner unit	$0.87	$1.10	$2.58	$2.69
Weighted average number of limited partner units outstanding used for basic net income per unit calculation(1)	227,294	227,580	227,242	227,540
Weighted average number of limited partner units outstanding used for diluted net income per unit calculation(1)	227,830	227,945	227,422	227,702

(1) See Note 10–Long-Term Incentive Plan for additional information regarding our weighted average unit calculations.

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net income	$198,620	$250,972	$587,434	$611,999
Other comprehensive income:
Derivative activity:
Net loss on cash flow hedges(1)	(1,830)	(3,410)	(5,443)	(16,939)
Reclassification of net loss (gain) on cash flow hedges to income(1)	119	388	(60)	976
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Amortization of prior service credit(2)	(928)	(928)	(2,751)	(2,784)
Amortization of actuarial loss(2)	985	1,798	3,001	5,393
Settlement cost(2)	30	—	1,599	—
Total other comprehensive loss	(1,624)	(2,152)	(3,654)	(13,354)
Comprehensive income	$196,996	$248,820	$583,780	$598,645
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

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2014	September 30, 2015
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$17,063	$9,007
Trade accounts receivable	84,465	113,760
Other accounts receivable	15,711	11,099
Inventory	157,762	135,181
Energy commodity derivatives contracts, net	87,151	49,172
Energy commodity derivatives deposits	6,184	—
Other current assets	34,331	39,937
Total current assets	402,667	358,156
Property, plant and equipment	5,533,935	5,998,280
Less: Accumulated depreciation	1,204,601	1,317,630
Net property, plant and equipment	4,329,334	4,680,650
Investments in non-controlled entities	613,867	753,568
Long-term receivables	28,611	22,055
Goodwill	53,260	53,260
Other intangibles (less accumulated amortization of $11,526 and $13,029 at December 31, 2014 and September 30, 2015, respectively)	4,573	2,535
Debt placement costs (less accumulated amortization of $8,952 and $10,819 at December 31, 2014 and September 30, 2015, respectively)	18,084	20,971
Tank bottoms and linefill	42,585	36,491
Other noncurrent assets	24,304	38,497
Total assets	$5,517,285	$5,966,183
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$97,131	$123,813
Accrued payroll and benefits	48,298	48,750
Accrued interest payable	45,973	45,132
Accrued taxes other than income	47,888	54,222
Environmental liabilities	10,564	16,575
Deferred revenue	71,142	75,283
Accrued product purchases	44,355	20,408
Energy commodity derivatives contracts, net	5,413	—
Energy commodity derivatives deposits	84,463	49,447
Other current liabilities	80,928	34,932
Total current liabilities	536,155	468,562
Long-term debt	2,982,895	3,407,114
Long-term pension and benefits	75,155	68,681
Other noncurrent liabilities	29,069	24,846
Environmental liabilities	25,778	14,903
Commitments and contingencies
Partners’ capital:
Limited partner unitholders (227,068 units and 227,427 units outstanding at December 31, 2014 and September 30, 2015, respectively)	1,949,773	2,076,971
Accumulated other comprehensive loss	(81,540)	(94,894)
Total partners’ capital	1,868,233	1,982,077
Total liabilities and partners' capital	$5,517,285	$5,966,183

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2014	2015
Operating Activities:
Net income	$587,434	$611,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	122,462	124,180
Debt placement fee amortization expense	1,767	1,867
Loss on sale and retirement of assets	4,830	4,378
Earnings of non-controlled entities	(4,066)	(49,653)
Distributions from investments in non-controlled entities	2,398	47,236
Equity-based incentive compensation expense	17,731	15,226
Amortization of prior service credit, actuarial loss and pension settlement	1,849	2,609
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	10,929	(24,601)
Inventory	(15,251)	22,581
Energy commodity derivatives contracts, net of derivatives deposits	(17,540)	(11,402)
Accounts payable	6,483	12,226
Accrued payroll and benefits	(669)	452
Accrued interest payable	(574)	(841)
Accrued taxes other than income	6,596	6,334
Accrued product purchases	(8,584)	(23,947)
Deferred revenue	7,484	4,141
Current and noncurrent environmental liabilities	(1,172)	(4,864)
Other current and noncurrent assets and liabilities	(8,792)	(13,817)
Net cash provided by operating activities	713,315	724,104
Investing Activities:
Additions to property, plant and equipment, net(1)	(234,763)	(431,260)
Proceeds from sale and disposition of assets	264	3,178
Acquisition of business	—	(54,678)
Investments in non-controlled entities	(378,220)	(133,373)
Distributions in excess of earnings of non-controlled entities	3,918	9,341
Net cash used by investing activities	(608,801)	(606,792)
Financing Activities:
Distributions paid	(417,238)	(489,535)
Net commercial paper borrowings (repayments)	315,967	(69,976)
Borrowings under long-term notes	257,713	499,589
Payments on notes	(250,000)	—
Debt placement costs	(2,912)	(4,754)
Net payment on financial derivatives	(3,613)	(42,908)
Settlement of tax withholdings on long-term incentive compensation	(14,813)	(17,784)
Net cash used by financing activities	(114,896)	(125,368)
Change in cash and cash equivalents	(10,382)	(8,056)
Cash and cash equivalents at beginning of period	25,235	17,063
Cash and cash equivalents at end of period	$14,853	$9,007

Supplemental non-cash investing and financing activities:
Contribution of property, plant and equipment to a non-controlled entity	$—	$13,252
Issuance of limited partner units in settlement of equity-based incentive plan awards	$7,315	$8,045

(1) Additions to property, plant and equipment	$(237,240)	$(439,721)
Changes in accounts payable and other current liabilities related to capital expenditures	2,477	8,461
Additions to property, plant and equipment, net	$(234,763)	$(431,260)

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

Description of Business

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil.  As of September 30, 2015, our asset portfolio, including the assets of our joint ventures, consisted of:

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of Presentation

In the opinion of management, our accompanying consolidated financial statements which are unaudited, except for the consolidated balance sheet as of December 31, 2014 which is derived from our audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2015, the results of operations for the three and nine months ended September 30, 2014 and 2015 and cash flows for the nine months ended September 30, 2014 and 2015. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015 as profits from our blending activities are realized largely during the first and fourth quarters of each year. Additionally, gasoline demand, which drives transportation volumes and revenues on our pipeline systems, generally trends higher during the summer driving months. Further, the volatility of commodity prices impact the profits from our commodity activities and, to a lesser extent, the volume of petroleum products we ship on our pipelines.

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
The amounts reported as product sales revenue on our consolidated statements of income include revenue from the physical sale of petroleum products and from mark-to-market adjustments from New York Mercantile Exchange ("NYMEX") contracts. See Note 8 – Derivative Financial Instruments for a discussion of our commodity hedging strategies and how our NYMEX contracts impact product sales revenue. All of the petroleum products inventory we physically sell associated with our butane blending and fractionation activities, as well as the barrels from product gains we obtain from our independent and marine terminals, are reported as product sales revenue on our consolidated statements of income. The physical sale of the petroleum products inventory from product gains obtained from our pipeline operations and related activities from terminals physically connected to our pipeline system are reported as adjustments to operating expense.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three and nine months ended September 30, 2014 and 2015, product sales revenue included the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Physical sale of petroleum products	$108,320	$100,829	$555,870	$403,395
NYMEX contract adjustments:
Change in value of NYMEX contracts that were not designated as hedging instruments associated with our butane blending and fractionation activities	47,546	71,902	33,703	52,432
Other	(1)	—	12	—
Total NYMEX contract adjustments	47,545	71,902	33,715	52,432
Total product sales revenue	$155,865	$172,731	$589,585	$455,827

3.	Segment Disclosures

Our reportable segments are strategic business units that offer different products and services. Our segments are managed separately as each segment requires different marketing strategies and business knowledge. Management evaluates performance based on segment operating margin, which includes revenue from affiliates and external customers, operating expenses, cost of product sales and earnings of non-controlled entities.
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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2014
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$237,972	$78,839	$43,706	$—	$360,517
Product sales revenue	155,134	—	731	—	155,865
Affiliate management fee revenue	—	4,902	317	—	5,219
Total revenue	393,106	83,741	44,754	—	521,601
Operating expenses	101,206	14,375	17,691	(885)	132,387
Cost of product sales	91,407	—	184	—	91,591
Earnings of non-controlled entities	—	(959)	(686)	—	(1,645)
Operating margin	200,493	70,325	27,565	885	299,268
Depreciation and amortization expense	23,050	6,918	7,201	885	38,054
G&A expenses	22,600	7,635	5,142	—	35,377
Operating profit	$154,843	$55,772	$15,222	$—	$225,837

	Three Months Ended September 30, 2015
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$259,806	$96,029	$45,109	$—	$400,944
Product sales revenue	171,775	—	956	—	172,731
Affiliate management fee revenue	—	3,211	346	—	3,557
Total revenue	431,581	99,240	46,411	—	577,232
Operating expenses	104,622	19,479	14,700	(895)	137,906
Cost of product sales	85,341	—	181	—	85,522
Losses (earnings) of non-controlled entities	48	(14,906)	(663)	—	(15,521)
Operating margin	241,570	94,667	32,193	895	369,325
Depreciation and amortization expense	24,333	9,502	7,313	895	42,043
G&A expenses	22,238	9,818	5,556	—	37,612
Operating profit	$194,999	$75,347	$19,324	$—	$289,670

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2014
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$680,697	$226,298	$124,727	$—	$1,031,722
Product sales revenue	585,178	—	4,407	—	589,585
Affiliate management fee revenue	—	14,399	947	—	15,346
Total revenue	1,265,875	240,697	130,081	—	1,636,653
Operating expenses	249,665	35,300	48,321	(2,528)	330,758
Cost of product sales	397,980	—	754	—	398,734
Earnings of non-controlled entities	—	(1,667)	(2,399)	—	(4,066)
Operating margin	618,230	207,064	83,405	2,528	911,227
Depreciation and amortization expense	78,305	20,106	21,523	2,528	122,462
G&A expenses	70,993	21,326	17,302	—	109,621
Operating profit	$468,932	$165,632	$44,580	$—	$679,144

	Nine Months Ended September 30, 2015
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$710,294	$278,345	$131,921	$—	$1,120,560
Product sales revenue	453,737	—	2,090	—	455,827
Affiliate management fee revenue	—	9,449	1,029	—	10,478
Total revenue	1,164,031	287,794	135,040	—	1,586,865
Operating expenses	275,403	49,354	45,916	(2,839)	367,834
Cost of product sales	315,301	—	907	—	316,208
Losses (earnings) of non-controlled entities	146	(47,735)	(2,064)	—	(49,653)
Operating margin	573,181	286,175	90,281	2,839	952,476
Depreciation and amortization expense	71,742	25,995	23,604	2,839	124,180
G&A expenses	68,730	26,935	15,387	—	111,052
Operating profit	$432,709	$233,245	$51,290	$—	$717,244

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Investments in Non-Controlled Entities

Our investments in non-controlled entities at September 30, 2015 were comprised of:

Entity	Ownership Interest
BridgeTex Pipeline Company, LLC ("BridgeTex")	50%
Double Eagle Pipeline LLC ("Double Eagle")	50%
Osage Pipe Line Company, LLC ("Osage")	50%
Powder Springs Logistics, LLC ("Powder Springs")	50%
Saddlehorn Pipeline Company, LLC ("Saddlehorn")	40%
Seabrook Logistics, LLC ("Seabrook")	50%
Texas Frontera, LLC ("Texas Frontera")	50%

The management fees we have recognized or will recognize from BridgeTex, Osage, Powder Springs, Saddlehorn, Seabrook and Texas Frontera are or will be reported as affiliate management fee revenue on our consolidated statements of income.

At December 31, 2014 and September 30, 2015, we recognized liabilities of $2.2 million and $0.5 million, respectively, to BridgeTex primarily for pre-paid construction management fees. For the three and nine months ended September 30, 2015, we recognized pipeline capacity lease revenue from BridgeTex of $8.9 million and $25.8 million, respectively, which we included in transportation and terminals revenue on our consolidated statements of income. We recognized a $2.6 million receivable from BridgeTex at December 31, 2014. There was no receivable at September 30, 2015.

In third quarter 2015, we purchased surplus pipe from BridgeTex for the amount of $0.6 million. We sold a portion of the pipe purchased from BridgeTex to Saddlehorn for $0.2 million.

We recognized throughput revenue from Double Eagle for the three months ended September 30, 2014 and 2015 of $0.7 million and $0.8 million, respectively, and for the nine months ended September 30, 2014 and 2015 of $2.0 million and $2.6 million, respectively, which we included in transportation and terminals revenue.  At December 31, 2014 and September 30, 2015, respectively, we recognized a $0.3 million trade accounts receivable from Double Eagle.

The financial results from Texas Frontera are included in our marine storage segment, the financial results from BridgeTex, Double Eagle, Osage, Saddlehorn and Seabrook are included in our crude oil segment and the financial results from Powder Springs are included in our refined products segment as earnings/losses of non-controlled entities.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of our investments in non-controlled entities follows (in thousands):

	BridgeTex	All Others	Consolidated
Investments at December 31, 2014	$489,348	$124,519	$613,867
Additional investment	16,608	130,017	146,625
Earnings of non-controlled entities:
Proportionate share of earnings	45,903	5,842	51,745
Amortization of excess investment and capitalized interest	(1,529)	(563)	(2,092)
Earnings of non-controlled entities	44,374	5,279	49,653
Less:
Distributions of earnings from investments in non-controlled entities	44,374	2,862	47,236
Distributions in excess of earnings of non-controlled entities	9,341	—	9,341
Investments at September 30, 2015	$496,615	$256,953	$753,568

Summarized financial information of our non-controlled entities for the three and nine months ended September 30, 2014 and 2015 follows (in thousands):

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2015
	BridgeTex	All Others	Consolidated	BridgeTex	All Others	Consolidated
Revenue	$428	$8,882	$9,310	$47,555	$12,530	$60,085
Net income	$297	$3,370	$3,667	$28,150	$4,151	$32,301

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2015
	BridgeTex	All Others	Consolidated	BridgeTex	All Others	Consolidated
Revenue	$428	$27,346	$27,774	$146,320	$33,677	$179,997
Net income	$17	$9,241	$9,258	$91,806	$11,525	$103,331

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Inventory

Inventory at December 31, 2014 and September 30, 2015 was as follows (in thousands):

	December 31, 2014	September 30, 2015
Refined products	$67,055	$27,864
Liquefied petroleum gases	37,642	42,984
Transmix	36,867	28,608
Crude oil	10,015	29,626
Additives	6,183	6,099
Total inventory	$157,762	$135,181

6.	Employee Benefit Plans
We sponsor two pension plans for certain union employees and a pension plan primarily for non-union employees, a postretirement benefit plan for selected employees and a defined contribution plan. The following tables present our consolidated net periodic benefit costs related to the pension and postretirement benefit plans for the three and nine months ended September 30, 2014 and 2015 (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2015
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$3,348	$57	$4,723	$61
Interest cost	1,332	126	1,938	109
Expected return on plan assets	(1,588)	—	(2,009)	—
Amortization of prior service credit	—	(928)	—	(928)
Amortization of actuarial loss	756	229	1,577	221
Settlement cost	30	—	—	—
Net periodic benefit cost (credit)	$3,878	$(516)	$6,229	$(537)

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2015
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$10,052	$171	$14,168	$183
Interest cost	5,021	379	5,815	328
Expected return on plan assets	(4,775)	—	(6,028)	—
Amortization of prior service cost (credit)	33	(2,784)	—	(2,784)
Amortization of actuarial loss	2,315	686	4,730	663
Settlement cost	1,599	—	—	—
Net periodic benefit cost (credit)	$14,245	$(1,548)	$18,685	$(1,610)

Contributions estimated to be paid into the plans in 2015 are $21.1 million and $1.2 million for the pension and other postretirement benefit plans, respectively.

We match our employees' qualifying contributions to our defined contribution plan, resulting in expense to us. Expenses related to the defined contribution plan were $1.7 million and $1.8 million, respectively, for the three months ended September 30, 2014 and 2015, and $6.3 million and $6.8 million, respectively, for the nine months ended September 30, 2014 and 2015.

Amounts Included in AOCL

The changes in AOCL related to employee benefit plan assets and benefit obligations for the three and nine months ended September 30, 2014 and 2015 were as follows (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2015
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(33,023)	$1,654	$(60,104)	$(3,110)
Amortization of prior service credit	—	(928)	—	(928)
Amortization of actuarial loss	756	229	1,577	221
Settlement cost	30	—	—	—
Ending balance	$(32,237)	$955	$(58,527)	$(3,817)

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2015
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(36,184)	$3,053	$(63,257)	$(1,696)
Amortization of prior service cost (credit)	33	(2,784)	—	(2,784)
Amortization of actuarial loss	2,315	686	4,730	663
Settlement cost	1,599	—	—	—
Ending balance	$(32,237)	$955	$(58,527)	$(3,817)

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Debt
Consolidated debt at December 31, 2014 and September 30, 2015 was as follows (in thousands, except as otherwise noted):

	December 31, 2014	September 30, 2015	Weighted-Average Interest Rate for the Nine Months Ended September 30, 2015 (1)
Commercial paper(2)	$296,942	$226,966	0.5%
$250.0 million of 5.65% Notes due 2016	250,758	250,440	5.7%
$250.0 million of 6.40% Notes due 2018	257,280	255,731	5.4%
$550.0 million of 6.55% Notes due 2019	567,868	565,064	5.7%
$550.0 million of 4.25% Notes due 2021	556,304	555,601	4.0%
$250.0 million of 3.20% Notes due 2025(2)	—	249,694	3.2%
$250.0 million of 6.40% Notes due 2037	249,017	249,031	6.4%
$250.0 million of 4.20% Notes due 2042	248,406	248,429	4.2%
$550.0 million of 5.15% Notes due 2043	556,320	556,245	5.1%
$250.0 million of 4.20% Notes due 2045(2)	—	249,913	4.6%
Total debt	$2,982,895	$3,407,114	4.7%

(1)	Weighted-average interest rate includes the amortization/accretion of discounts, premiums and gains/losses realized on historical cash flow and fair value hedges recognized as interest expense.

(2)
These borrowings were outstanding for only a portion of the nine-month period ending September 30, 2015. The weighted-average interest rate for these borrowings was calculated based on the number of days the borrowings were outstanding during the noted period.

All of the instruments detailed in the table above are senior indebtedness.

The face value of our debt at December 31, 2014 and September 30, 2015 was $2.9 billion and $3.4 billion, respectively. The difference between the face value and carrying value of our debt outstanding is the unamortized portion of terminated fair value hedges and the unamortized discounts and premiums on debt issuances. Realized gains and losses on fair value hedges and note discounts and premiums are being amortized or accreted to the applicable notes over the respective lives of those notes.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Debt

Revolving Credit Facility. At September 30, 2015, the total borrowing capacity under our revolving credit facility, with a maturity date of November 2018, was $1.0 billion. Borrowings outstanding under the facility were classified as long-term debt on our consolidated balance sheets. Borrowings under the facility were unsecured and bore interest at LIBOR plus a spread ranging from 1.0% to 1.75% based on our credit ratings. Additionally, an unused commitment fee was assessed at a rate from 0.10% to 0.28%, depending on our credit ratings. The unused commitment fee was 0.125% at September 30, 2015. Borrowings under this facility could be used for general partnership purposes, including capital expenditures. As of September 30, 2015, there were no borrowings outstanding under this facility; however, $5.6 million was obligated for letters of credit. Amounts obligated for letters of credit were not reflected as debt on our consolidated balance sheets but decreased our borrowing capacity under the facility. See Note 14 – Subsequent Events for information about amendments made to our revolving credit facility and a new 364-day credit facility entered into after September 30, 2015.

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

Interest Rate Derivatives

We periodically enter into interest rate derivatives to hedge the fair value of our debt or interest on expected debt issuances, and we have historically designated these derivatives as cash flow or fair value hedges for accounting purposes. Adjustments resulting from discontinued hedges continue to be recognized in accordance with their historic hedging relationships.

Through September 30, 2015, we entered into $150.0 million of forward-starting interest rate swap agreements to hedge against the risk of variability of future interest payments on a portion of debt we anticipate issuing in 2016. The fair value of these contracts at September 30, 2015 was recorded on our balance sheet as an other noncurrent asset of $0.6 million and as an other noncurrent liability of $1.1 million, with the offsets recorded to other comprehensive income. We account for these agreements as cash flow hedges.

During 2014, we entered into $250.0 million of forward-starting interest rate swap agreements to hedge against the risk of variability of future interest payments on a portion of debt we anticipated issuing in 2015. We accounted for these agreements as cash flow hedges. When we issued the $250.0 million of 4.20% notes due 2045 in first quarter 2015, we settled the associated interest rate swap agreements for a loss of $42.9 million. The loss was recorded to other comprehensive income ($26.5 million and $16.4 million recorded in 2014 and 2015, respectively) and will be recognized into earnings as an adjustment to our periodic interest expense accruals over the life of the associated notes. This loss was also reported as a net payment on financial derivatives in the financing activities of our consolidated statements of cash flows in 2015.

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

We account for the forward physical purchase and sale contracts we use in our butane blending and fractionation activities as normal purchases and sales. Forward contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of September 30, 2015, we had commitments under these forward purchase and sale contracts as follows (in millions):

	Notional Value	Barrels
Forward purchase contracts	$137.5	3.9
Forward sale contracts	$0.3	—

The NYMEX contracts that we enter into fall into one of three hedge categories:

Hedge Category	Hedge Purpose	Accounting Treatment
Qualifies For Hedge Accounting Treatment
Cash Flow Hedge	To hedge the variability in cash flows related to a forecasted transaction.
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

During the three and nine months ended September 30, 2014 and 2015, none of the commodity hedging contracts we entered into qualified for or were designated as cash flow hedges.

Period changes in the fair value of NYMEX agreements that are accounted for as economic hedges (other than those economic hedges of our butane purchases and our pipeline product overages as discussed below), the effective portion of changes in the fair value of cash flow hedges that are reclassified from AOCL and any ineffectiveness associated with hedges related to our commodity activities are recognized currently in earnings as adjustments to product sales.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We also use NYMEX contracts, which are not designated as hedges for accounting purposes, to economically hedge against changes in the price of butane we expect to purchase in the future. Period changes in the fair value of these agreements are recognized currently in earnings as adjustments to cost of product sales.

We currently hold petroleum product inventories that we obtained from overages on our pipeline systems. We use NYMEX contracts that are not designated as hedges for accounting purposes to help manage price changes related to these overage inventory barrels. Period changes in the fair value of these agreements are recognized currently in earnings as adjustments to operating expense.

Additionally, we hold crude oil barrels that we use for operational purposes, which we classify as noncurrent assets on our balance sheet as tank bottoms and linefill. We use NYMEX contracts to hedge against changes in the price of these crude oil barrels. We record the effective portion of the gains or losses for those contracts that qualify as fair value hedges as adjustments to the assets being hedged and the ineffective portions as well as amounts excluded from the assessment of hedge effectiveness as adjustments to other income or expense.

As outlined in the table below, our open NYMEX contracts at September 30, 2015 were as follows:

Type of Contract/Accounting Methodology	Product Represented by the Contract and Associated Barrels	Maturity Dates
NYMEX - Fair Value Hedges	0.7 million barrels of crude oil	Between December 2015 and November 2016
NYMEX - Economic Hedges	5.4 million barrels of refined products and crude oil(1)	Between October 2015 and December 2016
NYMEX - Economic Hedges	1.2 million barrels of future purchases of butane	Between October 2015 and December 2016

(1) Of the 5.4 million barrels of products we have economically hedged at September 30, 2015, we had open agreements which swap the pricing on 1.2 million of those barrels from New York Harbor to Platts Group 3 or Platts Gulf Coast, which are the geographic locations where these barrels will be sold.

Energy Commodity Derivatives Contracts and Deposits Offsets

At September 30, 2015, we had received margin deposits of $49.4 million for our NYMEX contracts with our counterparties, which were recorded as a current liability under energy commodity derivatives deposits on our consolidated balance sheet. We have the right to offset the combined fair values of our open NYMEX contracts against our margin deposits under a master netting arrangement for each counterparty; however, we have elected to present the combined fair values of our open NYMEX contracts separately from the related margin deposits on our consolidated balance sheets. Additionally, we have the right to offset the fair values of our NYMEX agreements together for each counterparty, which we have elected to do, and we report the combined net balances on our consolidated balance sheets. A schedule of the derivative amounts we have offset and the deposit amounts we could offset under a master netting arrangement are provided below as of December 31, 2014 and September 30, 2015 (in thousands):

	December 31, 2014
Description	Gross Amounts of Recognized Assets	Gross Amounts of Liabilities Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet(1)	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheet	Net Asset Amount(3)
Energy commodity derivatives	$106,764	$(10,622)	$96,142	$(78,279)	$17,863

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2015
Description	Gross Amounts of Recognized Assets	Gross Amounts of Liabilities Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet(2)	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheet	Net Asset Amount(3)
Energy commodity derivatives	$89,138	$(10,695)	$78,443	$(49,447)	$28,996

(1)	Net amount includes energy commodity derivative contracts classified as current assets, net, of $87,151, current liabilities of $5,413 and noncurrent assets of $14,404.

(2)	Net amount includes energy commodity derivative contracts classified as current assets, net, of $49,172 and noncurrent assets of $29,271.

(3)	This represents the maximum amount of loss we would incur if all of our counterparties failed to perform on their derivative contracts.

Impact of Derivatives on Our Financial Statements

Comprehensive Income

The changes in derivative activity included in AOCL for the three and nine months ended September 30, 2014 and 2015 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Gains (Losses) Included in AOCL	2014	2015	2014	2015
Beginning balance	$9,835	$(29,528)	$13,627	$(16,587)
Net loss on interest rate contract cash flow hedges	(1,830)	(3,410)	(5,443)	(16,939)
Reclassification of net loss (gain) on cash flow hedges to income	119	388	(60)	976
Ending balance	$8,124	$(32,550)	$8,124	$(32,550)
Income Statement
The following tables provide a summary of the effect on our consolidated statements of income for the three and nine months ended September 30, 2014 and 2015 of derivatives accounted for under ASC 815-30, Derivatives and Hedging—Cash Flow Hedges, that were designated as cash flow hedging instruments (in thousands):

	Three Months Ended September 30, 2014
	Amount of Loss Recognized in AOCL on Derivative	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Derivative Instrument			Effective Portion	Ineffective Portion
Interest rate contracts	$(1,830)	Interest expense	$(119)	$—

	Three Months Ended September 30, 2015
	Amount of Loss Recognized in AOCL on Derivative	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Derivative Instrument			Effective Portion	Ineffective Portion
Interest rate contracts	$(3,410)	Interest expense	$(388)	$—

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2014
	Amount of Loss Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Derivative Instrument			Effective Portion	Ineffective Portion
Interest rate contracts	$(5,443)	Interest expense	$(123)	$183

	Nine Months Ended September 30, 2015
	Amount of Loss Recognized in AOCL on Derivative	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Derivative Instrument			Effective Portion	Ineffective Portion
Interest rate contracts	$(16,939)	Interest expense	$(976)	$—

As of September 30, 2015, the net loss estimated to be classified to interest expense over the next twelve months from AOCL is approximately $1.5 million.

During 2014 and 2015, we had open NYMEX contracts on 0.7 million barrels of crude oil that were designated as fair value hedges. Because there was no ineffectiveness recognized on these hedges, the cumulative gains at December 31, 2014 and September 30, 2015 of $13.3 million and $19.4 million, respectively, from these agreements were offset by a cumulative decrease to tank bottoms and linefill. The differential between the current spot price and forward price is excluded from the assessment of hedge effectiveness for these fair value hedges. For the three and nine months ended September 30, 2015, we recognized a gain (loss) of $(1.7) million and $4.6 million, respectively, for the amounts we excluded from the assessment of effectiveness of these fair value hedges, which we reported as other expense/income on our consolidated statements of income.
The following table provides a summary of the effect on our consolidated statements of income for the three and nine months ended September 30, 2014 and 2015 of derivatives accounted for under ASC 815, Derivatives and Hedging, that were not designated as hedging instruments (in thousands):

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended		Nine Months Ended
	Location of Gain (Loss) Recognized on Derivatives	September 30,		September 30,
Derivative Instruments		2014	2015	2014	2015
NYMEX commodity contracts	Product sales revenue	$47,545	$71,902	$33,715	$52,432
NYMEX commodity contracts	Operating expenses	4,350	14,761	447	7,181
NYMEX commodity contracts	Cost of product sales	(3,913)	(3,767)	(3,137)	(5,847)
	Total	$47,982	$82,896	$31,025	$53,766
The impact of the derivatives in the above table was reflected as cash from operations on our consolidated statements of cash flows.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheet
The following tables provide a summary of the fair value of derivatives accounted for under ASC 815, Derivatives and Hedging, which are presented on a net basis in our consolidated balance sheets, that were designated as hedging instruments as of December 31, 2014 and September 30, 2015 (in thousands):

	December 31, 2014
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$360	Energy commodity derivatives contracts, net	$—
NYMEX commodity contracts	Other noncurrent assets	14,404	Other noncurrent liabilities	—
Interest rate contracts	Other current assets	—	Other current liabilities	26,478
	Total	$14,764	Total	$26,478

	September 30, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$913	Energy commodity derivatives contracts, net	$—
NYMEX commodity contracts	Other noncurrent assets	24,499	Other noncurrent liabilities	—
Interest rate contracts	Other noncurrent assets	574	Other noncurrent liabilities	1,082
	Total	$25,986	Total	$1,082

The following tables provide a summary of the fair value of derivatives accounted for under ASC 815, Derivatives and Hedging, which are presented on a net basis in our consolidated balance sheets, that were not designated as hedging instruments as of December 31, 2014 and September 30, 2015 (in thousands):

	December 31, 2014
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$92,000	Energy commodity derivatives contracts, net	$10,622

	September 30, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$58,685	Energy commodity derivatives contracts, net	$10,426
NYMEX commodity contracts	Other noncurrent assets	5,041	Other noncurrent liabilities	269
	Total	$63,726	Total	$10,695

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Commitments and Contingencies

Environmental Liabilities

Liabilities recognized for estimated environmental costs were $36.3 million and $31.5 million at December 31, 2014 and September 30, 2015, respectively. We have classified environmental liabilities as current or noncurrent based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental liabilities will be paid over the next 10 years. Environmental expenditures recognized as a result of changes in our environmental liabilities are generally included in operating expenses on our consolidated statements of income. Environmental expenses for the three and nine months ended September 30, 2014 were $3.7 million and $4.1 million, respectively. Environmental expenses for the three and nine months ended September 30, 2015 were $1.3 million and $5.6 million, respectively.

Environmental Receivables

Receivables from insurance carriers and other third parties related to environmental matters were $5.1 million at December 31, 2014, of which $1.3 million and $3.8 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheet. Receivables from insurance carriers and other third parties related to environmental matters were $2.6 million at September 30, 2015, of which $0.9 million and $1.7 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheet.
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
We have a long-term incentive plan (“LTIP”) for certain of our employees and directors of our general partner. The LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate payout of 9.4 million of our limited partner units. The estimated units available under the LTIP at September 30, 2015 total 1.0 million. The compensation committee of our general partner’s board of directors administers our LTIP.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our equity-based incentive compensation expense was as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2014
	Equity Method	Liability Method	Total	Equity Method	Liability Method	Total
Performance/market-based awards:
2012 awards	$1,022	$651	$1,673	$3,066	$3,192	$6,258
2013 awards	1,350	558	1,908	4,726	2,411	7,137
2014 awards	1,101	—	1,101	3,233	—	3,233
Retention awards	296	—	296	1,103	—	1,103
Total	$3,769	$1,209	$4,978	$12,128	$5,603	$17,731

Allocation of LTIP expense on our consolidated statements of income:
G&A expense			$4,862			$17,322
Operating expense			116			409
Total			$4,978			$17,731

	Three Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2015
	Equity Method	Liability Method	Total	Equity Method	Liability Method	Total
Performance/market-based awards:
2013 awards	$1,673	$(590)	$1,083	$6,246	$501	$6,747
2014 awards	1,497	—	1,497	3,980	—	3,980
2015 awards	1,727	—	1,727	3,687	—	3,687
Retention awards	380	—	380	812	—	812
Total	$5,277	$(590)	$4,687	$14,725	$501	$15,226

Allocation of LTIP expense on our consolidated statements of income:
G&A expense			$4,643			$15,016
Operating expense			44			210
Total			$4,687			$15,226

In February 2015, 166,189 phantom unit awards were issued pursuant to our LTIP. These grants included both performance-based and retention awards.

In January 2015, we issued 354,529 limited partner units to settle unit award grants to certain employees that vested on December 31, 2014. Further, 4,461 limited partner units were issued during 2015 to settle the equity-based retainer paid to certain members of our general partner's board of directors.

Basic and Diluted Net Income Per Limited Partner Unit

The difference between our actual limited partner units outstanding and our weighted-average number of limited partner units outstanding used to calculate earnings per unit, is due to the impact of: (i) the phantom units issued to non-employee directors which is included in the calculation of basic and diluted weighted average units

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outstanding, and (ii) the weighted average effect of units actually issued during a period.  The difference between the weighted-average number of limited partner units outstanding used for basic and diluted net income per unit calculations on our consolidated statements of income is primarily the dilutive effect of phantom unit grants associated with our LTIP.

11.	Distributions
Distributions we paid during 2014 and 2015 were as follows (in thousands, except per unit amounts):

Payment Date	Per Unit Cash Distribution Amount	Total Cash Distribution to Limited Partners
02/14/2014	$0.5850	$132,835
05/15/2014	0.6125	139,079
08/14/2014	0.6400	145,324
Through 09/30/2014	1.8375	417,238
11/14/2014	0.6675	151,568
Total	$2.5050	$568,806

02/13/2015	$0.6950	$158,061
05/15/2015	0.7175	163,178
08/14/2015	0.7400	168,296
Through 09/30/2015	2.1525	489,535
11/13/2015(1)	0.7625	173,413
Total	$2.9150	$662,948

(1) Our general partner's board of directors declared this cash distribution on October 22, 2015 to be paid on November 13, 2015 to unitholders of record at the close of business on November 2, 2015.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
Debt. The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2014 and September 30, 2015; however, where recent observable market trades were not available, prices were determined using adjustments to the last traded value for that debt issuance or by adjustments to the prices of similar debt instruments of peer entities that are actively traded. The carrying amount of borrowings, if any, under our revolving credit facility and our commercial paper program approximates fair value due to the frequent repricing of these obligations.

Fair Value Measurements - Financial Assets and Liabilities

The following tables summarize the carrying amounts, fair values and recurring fair value measurements recorded or disclosed as of December 31, 2014 and September 30, 2015, based on the three levels established by ASC 820, Fair Value Measurements and Disclosures (in thousands):

	As of December 31, 2014
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts – assets	$96,142	$96,142	$96,142	$—	$—
Interest rate contracts – liabilities	$(26,478)	$(26,478)	$—	$(26,478)	$—
Long-term receivables	$28,611	$30,200	$—	$—	$30,200
Debt	$(2,982,895)	$(3,212,462)	$—	$(3,212,462)	$—

	As of September 30, 2015
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts – assets	$78,443	$78,443	$78,443	$—	$—
Interest rate contracts – liabilities	$(508)	$(508)	$—	$(508)	$—
Long-term receivables	$22,055	$21,681	$—	$—	$21,681
Debt	$(3,407,114)	$(3,420,351)	$—	$(3,420,351)	$—

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Related Party Transactions

Barry R. Pearl is an independent member of our general partner's board of directors and is also a director of the general partner of Targa Resources Partners, L.P. ("Targa"). In the normal course of business, we purchase butane from subsidiaries of Targa. For the three months ended September 30, 2014 and 2015, we made purchases of butane from subsidiaries of Targa of $0.1 million and $1.5 million, respectively. For the nine months ended September 30, 2014 and 2015, we made purchases of butane from subsidiaries of Targa of $13.9 million and $14.3 million, respectively. These purchases were based on the then-current index prices. We had recognized payables to Targa of $0.9 million and $1.0 million at December 31, 2014 and September 30, 2015, respectively.

Stacy P. Methvin was elected as an independent member of our general partner's board of directors on April 23, 2015 and is also a director of one of our customers.  We received tariff revenue of $4.1 million and $6.7 million for the three months ended September 30, 2015 and for the period of April 23, 2015 through September 30, 2015, respectively, and have recorded a $1.3 million receivable from this customer at September 30, 2015.  The tariff revenue we recognized from this customer was in the normal course of business, with rates determined in accordance with published tariffs.

See Note 4 – Investments in Non-Controlled Entities for a discussion of affiliate joint venture transactions we account for under the equity method.

14.	Subsequent Events

Recognizable events

No recognizable events occurred subsequent to September 30, 2015.

Non-recognizable events

Cash Distribution. In October 2015, our general partner's board of directors declared a quarterly distribution of $0.7625 per unit to be paid on November 13, 2015 to unitholders of record at the close of business on November 2, 2015. The total cash distributions expected to be paid under this declaration are approximately $173.4 million.

Credit Facilities. On October 27, 2015, we entered into a $1.0 billion amended and restated revolving credit facility and a new $250.0 million 364-day revolving credit facility.  The $1.0 billion facility matures on October 27, 2020, while the 364-day facility matures on October 25, 2016, subject to a term-out option.  We may exercise the term-out option no later than 30 days prior to October 25, 2016 and elect to have all outstanding borrowings converted into a term loan due and payable on October 25, 2018, subject to the payment of a term-out fee. Borrowings under our new credit facilities will be unsecured and bear interest at LIBOR, plus a spread ranging from 1.00% to 1.625% based on our credit ratings and amounts outstanding. Additionally, commitment fees are assessed on undrawn amounts under our $1.0 billion facility at a rate between 0.100% and 0.275% and under our 364-day facility at a rate between 0.080% and 0.225%, subject to our credit ratings. Our commitment fee was 0.125% on our $1.0 billion facility and 0.100% on our 364-day facility at October 27, 2015. Debt placement costs related to our $1.0 billion facility and our 364-day facility of $1.4 million and $0.1 million, respectively, will be amortized over the term of the credit facilities. Borrowings from the credit facilities will be used for general purposes, including capital expenditures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a publicly traded limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of September 30, 2015, our asset portfolio, including the assets of our joint ventures, consisted of:

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

Recent Developments

Cash Distribution. In October 2015, the board of directors of our general partner declared a quarterly cash distribution of $0.7625 per unit for the period of July 1, 2015 through September 30, 2015. This quarterly cash distribution will be paid on November 13, 2015 to unitholders of record on November 2, 2015. Total distributions expected to be paid under this declaration are approximately $173.4 million.

Credit Facilities. On October 27, 2015, we entered into a $1.0 billion amended and restated revolving credit facility and a new $250.0 million 364-day revolving credit facility.  The $1.0 billion facility matures on October 27, 2020, while the 364-day facility matures on October 25, 2016, subject to a term-out option.  We may exercise the term-out option no later than 30 days prior to October 25, 2016 and elect to have all outstanding borrowings converted into a term loan due and payable on October 25, 2018, subject to the payment of a term-out fee. Borrowings under our new credit facilities will be unsecured and bear interest at LIBOR, plus a spread ranging from 1.00% to 1.625% based on our credit ratings and amounts outstanding. Additionally, commitment fees are assessed on undrawn amounts under our $1.0 billion facility at a rate between 0.100% and 0.275% and under our 364-day facility at a rate between 0.080% and 0.225%, subject to our credit ratings. Our commitment fee was 0.125% on our $1.0 billion facility and 0.100% on our 364-day facility at October 27, 2015. Debt placement costs related to our $1.0 billion facility and our 364-day facility of $1.4 million and $0.1 million, respectively, will be amortized over the term of the credit facilities. Borrowings from the credit facilities will be used for general purposes, including capital expenditures.

Results of Operations

We believe that investors benefit from having access to the same financial measures utilized by management. Operating margin, which is presented in the following tables, is an important measure used by management to evaluate the economic performance of our core operations. Operating margin is not a generally accepted accounting principles (“GAAP”) measure, but the components of operating margin are computed using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the following tables. Operating profit includes expense items, such as depreciation and amortization expense and general and administrative (“G&A”) expense, which management does not focus on when evaluating the core profitability of our separate operating segments. Additionally, product margin, which management primarily uses to evaluate the profitability of our commodity-related activities, is provided in these tables. Product margin is a non-GAAP measure; however, its components of product sales revenue and cost of product sales are determined in accordance with GAAP. Our butane blending, fractionation and other commodity-related activities generate significant product revenue. We believe the product margin from these activities, which takes into account the related cost of product sales, better represents its importance to our results of operations.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2015

	Three Months Ended September 30,		Variance Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$238.0	$259.8	$21.8	9
Crude oil	78.8	96.1	17.3	22
Marine storage	43.7	45.1	1.4	3
Total transportation and terminals revenue	360.5	401.0	40.5	11
Affiliate management fee revenue	5.2	3.6	(1.6)	(31)
Operating expenses:
Refined products	101.2	104.6	(3.4)	(3)
Crude oil	14.4	19.4	(5.0)	(35)
Marine storage	17.7	14.7	3.0	17
Intersegment eliminations	(0.9)	(0.8)	(0.1)	(11)
Total operating expenses	132.4	137.9	(5.5)	(4)
Product margin:
Product sales revenue	155.9	172.7	16.8	11
Cost of product sales	91.6	85.5	6.1	7
Product margin(1)	64.3	87.2	22.9	36
Earnings of non-controlled entities	1.7	15.5	13.8	812
Operating margin	299.3	369.4	70.1	23
Depreciation and amortization expense	38.1	42.1	(4.0)	(10)
G&A expense	35.4	37.7	(2.3)	(6)
Operating profit	225.8	289.6	63.8	28
Interest expense (net of interest income and interest capitalized)	25.4	35.4	(10.0)	(39)
Debt placement fee amortization expense	0.6	0.7	(0.1)	(17)
Other expense	—	1.7	(1.7)	n/a
Income before provision for income taxes	199.8	251.8	52.0	26
Provision for income taxes	1.2	0.8	0.4	33
Net income	$198.6	$251.0	$52.4	26
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.408	$1.476
Volume shipped (million barrels):
Gasoline	66.2	73.9
Distillates	41.6	38.8
Aviation fuel	6.4	5.6
Liquefied petroleum gases	4.3	3.5
Total volume shipped	118.5	121.8
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$1.304	$1.148
Volume shipped (million barrels)	44.0	53.6
Crude oil terminal average utilization (million barrels per month)	12.3	13.5
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(2)	0.2	18.5

Marine storage:
Marine terminal average utilization (million barrels per month)	22.9	24.3

(1) Product margin does not include depreciation or amortization expense.
(2) These volumes reflect the total shipments for the BridgeTex pipeline, which is owned 50% by us.

Transportation and terminals revenue increased $40.5 million resulting from:

•
an increase in refined products revenue of $21.8 million primarily attributable to higher transportation and related ancillary revenue. Transportation revenue was favorably impacted by both higher rates and a 3% increase in volumes. The average rate per barrel in the current period was impacted by the mid-year 2015 tariff rate increase of 4.6% on virtually all of our tariffs. Volumes were higher primarily due to a 12% increase in shipments of gasoline resulting from refinery turnarounds that increased demand on our system and lower prices that increased overall demand for gasoline, partially offset by 7% lower shipments of distillates principally due to reduced demand from drilling activities in the markets we serve. Additionally, revenue from our ammonia pipeline, independent terminals and leased storage increased;

•
an increase in crude oil revenue of $17.3 million primarily due to revenue received in third quarter 2015 from BridgeTex Pipeline Company, LLC ("BridgeTex") for capacity on our Houston area crude oil distribution system, higher transportation revenue due to increased shipments on our Longhorn pipeline and Houston-area crude oil distribution system, as well as higher terminalling revenue resulting from new leased storage contracts. Transportation revenue per barrel shipped was lower in the current period due to reduced average tariffs resulting from a lower volume of spot shipments on the Longhorn pipeline system, which ship at a higher rate, and more short-haul movements on our Houston-area crude oil distribution system in 2015; and

•	an increase in marine storage revenue of $1.4 million primarily due to higher ancillary fees due to increased customer activity.
Affiliate management fee revenue decreased $1.6 million due to lower construction management fees related to BridgeTex, as the pipeline became operational in late September 2014.
Operating expenses increased by $5.5 million primarily resulting from:

•
an increase in refined products expenses of $3.4 million primarily due to higher asset integrity spending and personnel costs, partially offset by more favorable product overages (which reduce operating expense);

•
an increase in crude oil expenses of $5.0 million primarily due to less favorable product overages (which reduce operating expense), higher pipeline capacity rental fees and higher personnel costs; and

•	a decrease in marine storage expenses of $3.0 million primarily due to lower asset integrity spending and environmental costs.
Product sales revenue resulted from our butane blending activities, transmix fractionation and product gains from our independent and marine terminals. We utilize New York Mercantile Exchange (“NYMEX”) contracts to hedge against changes in the price of petroleum products we expect to sell in the future, and we use butane futures agreements to hedge against changes in the price of butane we expect to purchase in future periods. See Note 8 –Derivative Financial Instruments in Item 1 – Consolidated Financial Statements for a discussion of our hedging strategies and how our use of NYMEX contracts and butane futures agreements impacts our product margin. Product margin increased $22.9 million primarily due to more favorable unrealized gains on our NYMEX contracts and higher realized margins from our fractionation activities. Product margins from our fractionation activities improved primarily because the decrease in our average cost of sales more than offset the impact of lower product sales prices. See Other Items—Commodity Derivative Agreements—Impact of Commodity Derivatives on Results of Operations below for more information about our NYMEX contracts.
Earnings of non-controlled entities increased $13.8 million primarily due to our share of earnings from BridgeTex, which began operations in late September 2014.
Depreciation and amortization increased $4.0 million primarily due to expansion capital projects placed into service.

G&A expense increased $2.3 million primarily due to higher personnel costs from an increase in employee headcount, partially offset by lower costs associated with deferred board of director compensation resulting from a decrease in the price of our limited partner units in the third quarter of 2015.
Interest expense, net of interest income and interest capitalized, increased $10.0 million in third quarter 2015, primarily because our debt balance was higher in the current period compared to the same period in 2014 and lower capitalized interest since we are no longer capitalizing interest expense related to BridgeTex, which began operations in late September 2014. Our average outstanding debt increased from $3.0 billion in third quarter 2014 to $3.4 billion in third quarter 2015 primarily due to borrowings for expansion capital expenditures, including $500.0 million of senior notes issued in March 2015. Our weighted-average interest rate of 4.7% in third quarter 2015 was unchanged compared to third quarter 2014.
Other expense in third quarter 2015 included a $1.7 million unfavorable non-cash adjustment for the change in the differential between the current spot price and forward price on fair value hedges associated with our crude oil tank bottoms and linefill assets.
Provision for income taxes was $0.4 million favorable due to a reduction in the franchise tax rate for the state of Texas.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2015

	Nine Months Ended September 30,		Variance Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$680.7	$710.3	$29.6	4
Crude oil	226.3	278.4	52.1	23
Marine storage	124.7	131.9	7.2	6
Total transportation and terminals revenue	1,031.7	1,120.6	88.9	9
Affiliate management fee revenue	15.3	10.5	(4.8)	(31)
Operating expenses:
Refined products	249.7	275.4	(25.7)	(10)
Crude oil	35.3	49.3	(14.0)	(40)
Marine storage	48.3	45.9	2.4	5
Intersegment eliminations	(2.5)	(2.8)	0.3	12
Total operating expenses	330.8	367.8	(37.0)	(11)
Product margin:
Product sales revenue	589.6	455.8	(133.8)	(23)
Cost of product sales	398.7	316.2	82.5	21
Product margin(1)	190.9	139.6	(51.3)	(27)
Earnings of non-controlled entities	4.1	49.6	45.5	1,110
Operating margin	911.2	952.5	41.3	5
Depreciation and amortization expense	122.5	124.2	(1.7)	(1)
G&A expense	109.6	111.1	(1.5)	(1)
Operating profit	679.1	717.2	38.1	6
Interest expense (net of interest income and interest capitalized)	86.1	106.1	(20.0)	(23)
Debt placement fee amortization expense	1.8	1.9	(0.1)	(6)
Other income	—	(4.6)	4.6	n/a
Income before provision for income taxes	591.2	613.8	22.6	4
Provision for income taxes	3.8	1.8	2.0	53
Net income	$587.4	$612.0	$24.6	4
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.392	$1.417
Volume shipped (million barrels):
Gasoline	189.7	203.3
Distillates	119.6	112.0
Aviation fuel	17.5	16.1
Liquefied petroleum gases	9.5	9.3
Total volume shipped	336.3	340.7
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$1.222	$1.104
Volume shipped (million barrels)	132.7	157.4
Crude oil terminal average utilization (million barrels per month)	12.2	13.0
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(2)	0.2	57.2

Marine storage:
Marine terminal average utilization (million barrels per month)	22.8	24.1

(1) Product margin does not include depreciation or amortization expense.
(2) These volumes reflect the total shipments for the BridgeTex pipeline, which is owned 50% by us.

Transportation and terminals revenue increased $88.9 million resulting from:

•
an increase in refined products revenue of $29.6 million primarily attributable to higher transportation and related ancillary revenue. Transportation revenue was favorably impacted by both higher rates and volumes. The average rate per barrel in the current period was favorably impacted by the mid-year 2014 and 2015 tariff rate increases of 3.9% and 4.6%, respectively, on virtually all of our tariffs and more long-haul shipments at higher rates. Volumes were higher primarily due to 7% higher shipments of gasoline resulting from refinery turnarounds that increased demand on our system and lower gasoline prices that increased overall demand for gasoline, partially offset by 6% lower shipments of distillates due to reduced demand from drilling activities and wet agricultural conditions in the areas served by our assets earlier in the year. Additionally, revenue from our independent terminals increased primarily from two terminal acquisitions during the last twelve months, and revenue from leased storage and our ammonia pipeline increased;

•
an increase in crude oil revenue of $52.1 million primarily due to revenue received in 2015 from BridgeTex for capacity on our Houston area crude oil distribution system and higher crude oil deliveries on our Longhorn pipeline. Shipments on our Longhorn pipeline averaged approximately 255,000 barrels per day in 2015, an increase of approximately 25,000 barrels per day over the same period in 2014. Additionally, terminalling revenue was higher resulting from new leased storage contracts and from a customer buying out of its remaining storage agreement in 2015. Transportation revenue per barrel shipped was lower in the current period due to reduced average tariffs resulting from a lower volume of spot shipments on the Longhorn pipeline system, which ship at a higher rate, and more short-haul movements on our Houston-area crude oil distribution system in 2015; and

•	an increase in marine storage revenue of $7.2 million primarily due to improved storage utilization and higher ancillary fees reflecting increased activities at our marine facilities.
Affiliate management fee revenue decreased $4.8 million due to lower construction management fees related to BridgeTex, as the pipeline became operational in late September 2014.
Operating expenses increased by $37.0 million primarily resulting from:

•	an increase in refined products expenses of $25.7 million primarily due to higher asset integrity spending and higher personnel costs; and

•
an increase in crude oil expenses of $14.0 million primarily due to less favorable product overages (which reduce operating expense), higher pipeline capacity rental fees, higher power costs associated with moving additional volume in 2015 and higher personnel costs; and

•	a decrease in marine storage expenses of $2.4 million primarily attributable to lower asset integrity costs.
Product margin decreased $51.3 million primarily due to higher unrealized losses on our NYMEX contracts, which were partially offset by higher realized margins from our fractionation and butane blending activities. The higher realized margins from our fractionation and butane blending activities improved primarily because the decrease in our average cost of sales more than offset the impact of lower product sales prices.
Earnings of non-controlled entities increased $45.5 million primarily due to our share of earnings from BridgeTex, which began operations in late September 2014.
Depreciation and amortization increased $1.7 million primarily due to expansion capital projects placed into service and a $1.8 million asset impairment charge recognized in 2015, partially offset by the $9.4 million acceleration of depreciation for pipeline, terminal and related assets during 2014 that we later sold.
G&A expense increased $1.5 million primarily due to higher personnel costs from an increase in employee headcount, partially offset by lower costs associated with deferred board of director compensation resulting from a decrease in the price of our limited partner units in 2015.

Interest expense, net of interest income and interest capitalized, increased $20.0 million in 2015 primarily due to lower capitalized interest as we are no longer capitalizing interest expense related to BridgeTex, which began operations in late September 2014, as well as higher interest related to new debt issuances. Our average outstanding debt increased from $2.9 billion in 2014 to $3.3 billion in 2015 primarily due to borrowings for expansion capital expenditures, including $500.0 million of senior notes issued in March 2015. Our weighted-average interest rate decreased from 5.0% in 2014 to 4.7% in 2015 due to the impact of our commercial paper borrowings and March 2015 debt issuances, which are both at lower rates than the debt we retired in mid-2014.
Other income included $4.6 million of favorable non-cash adjustments for the change in the differential between the current spot price and forward price on fair value hedges associated with our crude oil tank bottoms and linefill assets.
Provision for income taxes was $2.0 million favorable due to a reduction in the franchise tax rate for the state of Texas.

Distributable Cash Flow

We calculate the non-GAAP measures of distributable cash flow ("DCF") and adjusted EBITDA in the table below. Management uses DCF as a basis for recommending to our general partner's board of directors the amount of cash distributions to be paid to our limited partners each period. Management also uses DCF as a basis for determining the payouts for the performance-based awards issued under our equity-based compensation plan. Adjusted EBITDA is an important measure that we and the investment community use to assess the financial results of an entity. We believe that investors benefit from having access to the same financial measures utilized by management for these evaluations. A reconciliation of DCF and adjusted EBITDA for the nine months ended September 30, 2014 and 2015 to net income, which is its nearest comparable GAAP financial measure, follows (in millions):

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2015
Net income	$587.4	$612.0	$24.6
Interest expense, net, and provision for income taxes	89.9	107.9	18.0
Depreciation and amortization expense(1)	124.2	126.0	1.8
Equity-based incentive compensation expense(2)	2.9	(2.6)	(5.5)
Asset retirements	4.8	4.4	(0.4)
Commodity-related adjustments:
Derivative gains recognized in the period associated with future product transactions(3)	(28.7)	(54.2)	(25.5)
Derivative gains (losses) recognized in previous periods associated with product sales completed in the period(4)	(8.1)	96.1	104.2
Lower-of-cost-or-market adjustments(5)	2.5	(38.7)	(41.2)
Total commodity-related adjustments	(34.3)	3.2	37.5
Cash distributions of non-controlled entities in excess of earnings	3.6	7.7	4.1
Adjusted EBITDA	778.5	858.6	80.1
Interest expense, net, and provision for income taxes	(89.9)	(107.9)	(18.0)
Maintenance capital(6)	(56.2)	(64.7)	(8.5)
DCF	$632.4	$686.0	$53.6

(1)	Depreciation and amortization expense includes debt placement fee amortization.

(2)
Because we intend to satisfy vesting of units under our equity-based incentive compensation program with the issuance of limited partner units, expenses related to this program generally are deemed non-cash and added back for DCF purposes. Total equity-based incentive compensation expense for the nine months ended September 30, 2014 and 2015 was $17.7 million and $15.2 million, respectively. However, the figures above include an adjustment for minimum statutory tax withholdings we paid in 2014 and 2015 of $14.8 million and $17.8 million, respectively, for equity-based incentive compensation units that vested on the previous year end, which reduce DCF.

(3)
Certain derivatives we use as economic hedges have not been designated as hedges for accounting purposes and the mark-to-market changes of these derivatives are recognized currently in earnings. In addition, we have designated certain derivatives we use to hedge our crude oil tank bottoms and linefill assets as fair value hedges, and the change in the differential between the current spot price and forward price on these hedges is recognized currently in earnings. We exclude the net impact of both of these adjustments from our determination of DCF until the hedged products are physically sold. In the period in which these hedged products are physically sold, the net impact of the associated hedges is included in our determination of DCF.

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
Net cash provided by operating activities was $713.3 million and $724.1 million for the nine months ended September 30, 2014 and 2015, respectively. The $10.8 million increase from 2014 to 2015 was due to higher net income related to activities previously described, partially offset by changes in our working capital and adjustments to non-cash items.
Investing Activities. Investing cash flows consist primarily of capital expenditures, investments in non-controlled entities and acquisitions.
Net cash used by investing activities for the nine months ended September 30, 2014 and 2015 was $608.8 million and $606.8 million, respectively. During 2015, we spent $439.7 million for capital expenditures, which included $64.7 million for maintenance capital and $375.0 million for expansion capital. Also during the 2015 period, we acquired a refined products terminal in the Atlanta, Georgia market for $54.7 million and contributed capital of $133.4 million in conjunction with our joint venture capital projects, which we account for as investments in non-controlled entities. During 2014, we spent $237.2 million for capital expenditures, which included $56.2 million for maintenance capital and $181.0 million for expansion capital. Also during the 2014 period, we contributed capital of $378.2 million in conjunction with our joint venture capital projects (primarily BridgeTex), which we account for as investments in non-controlled entities.
Financing Activities. Financing cash flows consist primarily of distributions to our unitholders and borrowings and repayments under long-term notes and our commercial paper program.
Net cash used by financing activities for the nine months ended September 30, 2014 and 2015 was $114.9 million and $125.4 million, respectively. During 2015, we paid cash distributions of $489.5 million to our unitholders. Additionally, we received net proceeds of $499.6 million from borrowings under long-term notes, which were used in part to repay borrowings outstanding under our commercial paper program and for general partnership purposes, including expansion capital. In connection with the borrowings under long-term notes, we paid $42.9 million in settlement of associated interest rate swap agreements. Also, in January 2015, the cumulative amounts of the January 2012 equity-based incentive compensation award grants were settled by issuing 354,529 limited partner units and distributing those units to the long-term incentive plan ("LTIP") participants, resulting in payments of associated tax withholdings of $17.8 million. During 2014, we paid cash distributions of $417.2 million to our unitholders. Additionally, we received net proceeds of $257.7 million from borrowings under long-term notes and $316.0 million from borrowings under our commercial paper program, which were used in part to repay our $250.0 million of 6.45% notes due June 1, 2014, to repay borrowings outstanding under our revolving credit facility and for general partnership purposes, including expansion capital. Also, in January 2014, the cumulative amounts of the January 2011 equity-based incentive compensation award grants were settled by issuing 387,216 limited partner units and distributing those units to the LTIP participants, resulting in payments of associated tax withholdings of $14.8 million.
The quarterly distribution amount related to our third-quarter 2015 financial results (to be paid in fourth quarter 2015) is $0.7625 per unit.  If we meet management's targeted distribution growth of 15% for 2015 and the number of outstanding limited partner units remains unchanged at 227.4 million, total cash distributions of approximately $683.4 million will be paid to our unitholders related to 2015 financial results. Management believes we will have sufficient distributable cash flow to fund these distributions.

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

For the nine months ended September 30, 2015, our maintenance capital spending was $64.7 million. For 2015, we expect to spend approximately $85.0 million on maintenance capital.

During the first nine months of 2015, we spent $375.0 million for organic growth capital and $133.4 million for capital projects in conjunction with our joint ventures. Additionally, we spent $54.7 million on a refined products terminal acquired in the Atlanta, Georgia market. Based on the progress of expansion projects already underway, we expect to spend approximately $850 million for expansion capital and joint venture capital contributions during 2015, $700 million in 2016 and another $50 million thereafter to complete our current projects. These spending estimates include our contributions for our 40% interest in Saddlehorn Pipeline Company, LLC ("Saddlehorn").

Liquidity

Consolidated debt at December 31, 2014 and September 30, 2015 was as follows (in thousands, except as otherwise noted):

	December 31, 2014	September 30, 2015	Weighted-Average Interest Rate for the Nine Months Ended September 30, 2015 (1)
Commercial paper(2)	$296,942	$226,966	0.5%
$250.0 million of 5.65% Notes due 2016	250,758	250,440	5.7%
$250.0 million of 6.40% Notes due 2018	257,280	255,731	5.4%
$550.0 million of 6.55% Notes due 2019	567,868	565,064	5.7%
$550.0 million of 4.25% Notes due 2021	556,304	555,601	4.0%
$250.0 million of 3.20% Notes due 2025(2)	—	249,694	3.2%
$250.0 million of 6.40% Notes due 2037	249,017	249,031	6.4%
$250.0 million of 4.20% Notes due 2042	248,406	248,429	4.2%
$550.0 million of 5.15% Notes due 2043	556,320	556,245	5.1%
$250.0 million of 4.20% Notes due 2045(2)	—	249,913	4.6%
Total debt	$2,982,895	$3,407,114	4.7%

(1)	Weighted-average interest rate includes the amortization/accretion of discounts, premiums and gains/losses realized on historical cash flow and fair value hedges recognized as interest expense.

(2)
These borrowings were outstanding for only a portion of the nine-month period ending September 30, 2015. The weighted-average interest rate for these borrowings was calculated based on the number of days the borrowings were outstanding during the noted period.

All of the instruments detailed in the table above are senior indebtedness.

The face value of our debt at December 31, 2014 and September 30, 2015 was $2.9 billion and $3.4 billion, respectively. The difference between the face value and carrying value of our debt outstanding is the unamortized portion of terminated fair value hedges and the unamortized discounts and premiums on debt issuances. Realized gains and losses on fair value hedges and note discounts and premiums are being amortized or accreted to the applicable notes over the respective lives of those notes.

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

Other Debt

Revolving Credit Facility. At September 30, 2015, the total borrowing capacity under our revolving credit facility, with a maturity date of November 2018, was $1.0 billion. Borrowings outstanding under the facility were classified as long-term debt on our consolidated balance sheets. Borrowings under the facility were unsecured and bore interest at LIBOR plus a spread ranging from 1.0% to 1.75% based on our credit ratings. Additionally, an unused commitment fee was assessed at a rate from 0.10% to 0.28%, depending on our credit ratings. The unused commitment fee was 0.125% at September 30, 2015. Borrowings under this facility could be used for general partnership purposes, including capital expenditures. As of September 30, 2015, there were no borrowings outstanding under this facility; however, $5.6 million was obligated for letters of credit. Amounts obligated for letters of credit were not reflected as debt on our consolidated balance sheets but decreased our borrowing capacity under the facility. See Recent Developments above for information about amendments made to our revolving credit facility and a new 364-day credit facility entered into after September 30, 2015.

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

Other Items

Pipeline Tariff Rates. The Federal Energy Regulatory Commission ("FERC") regulates the rates charged on interstate common carrier pipeline operations primarily through an indexing methodology, which establishes the maximum amount by which tariffs can be adjusted each year. Approximately 40% of our refined products tariffs are subject to this indexing methodology while the remaining 60% of our refined products tariffs can be adjusted at our discretion based on competitive factors. The current FERC-approved indexing method is the annual change in the producer price index for finished goods ("PPI-FG") plus 2.65%. Based on this indexing methodology, we increased virtually all of our tariffs by 4.6% on July 1, 2015.

The FERC is currently assessing the new indexing methodology to be used for the 5-year period beginning July 2016. During June 2015, the FERC initially proposed a new index level between PPI-FG plus 2.0% and PPI-FG plus 2.4%, but the new indexing methodology has not yet been finalized. Through September 2015, the change in PPI-FG for 2015 is approximately negative 3.2%. If the change in this index remains at this level for the full year 2015, we may be required to decrease tariffs in markets that are subject to the FERC’s indexing methodology by approximately 1% in July 2016 based on the FERC’s proposed methodology range.

Collective Bargaining Agreement with the United Steel Workers ("USW"). During second quarter 2015, we reached agreement with the USW, which represents approximately 230 employees assigned to our refined products segment. The current collective bargaining agreement with the USW is effective through January 31, 2019.

Commodity Derivative Agreements. Certain of the business activities in which we engage result in our owning various commodities, which exposes us to commodity price risk. We use forward physical commodity contracts and NYMEX contracts to help manage this commodity price risk. We use forward physical contracts to purchase butane and sell refined products. We account for these forward physical contracts as normal purchase and sale contracts, using traditional accrual accounting.  We use NYMEX contracts to hedge against changes in the price of refined products and crude oil that we expect to sell in future periods. We use and account for those NYMEX contracts that qualify for hedge accounting treatment as either cash flow or fair value hedges, and we use and account for those NYMEX contracts that do not qualify for hedge accounting treatment as economic hedges. We use NYMEX contracts to economically hedge against changes in the price of butane we expect to purchase in the future as part of our butane blending activities. As of and for the nine months ended September 30, 2015, our open derivative contracts and the impact of the derivatives we settled during the period were as follows:

Open Derivative Contracts Designated as Hedges

•
NYMEX contracts covering 0.7 million barrels of crude oil to hedge against future price changes of crude oil tank bottoms and linefill. These contracts, which we are accounting for as fair value hedges, mature between December 2015 and November 2016. Through September 30, 2015, the cumulative amount of gains from these agreements was $19.4 million. The cumulative gains from these fair value hedges were recorded as adjustments to the asset being hedged, and there has been no ineffectiveness recognized for these hedges. We exclude the differential between the current spot price and forward price from our assessment of hedge effectiveness for these fair value hedges. The net change in the amounts excluded from our assessment of hedge effectiveness during the nine months ended September 30, 2015 was a gain of $4.6 million, which we recognized as other income on our consolidated statement of income.

Open Derivative Contracts Not Designated as Hedges

•
NYMEX contracts covering 4.4 million barrels of refined products related to our butane blending and fractionation activities. These contracts mature between October 2015 and December 2016 and are being accounted for as economic hedges. Through September 30, 2015, the cumulative amount of net unrealized gains associated with these agreements was $52.2 million. We recorded these gains as an adjustment to product sales revenue, all of which was recognized in 2015.

•
NYMEX contracts covering 1.0 million barrels of refined products and crude oil related to inventory we carry that resulted from pipeline product overages. These contracts, which mature between October and February 2016, are being accounted for as economic hedges. Through September 30, 2015, the cumulative amount of net unrealized gains associated with these agreements was $5.9 million. We recorded these gains as an adjustment to operating expense, of which $5.3 million of net gains was recognized in 2014 and $0.6 million of net gains was recognized in 2015.

•
NYMEX contracts covering 1.2 million barrels of butane purchases that mature between October 2015 and December 2016, which are being accounted for as economic hedges. Through September 30, 2015, the cumulative amount of net unrealized losses associated with these agreements was $5.1 million. We recorded these losses as an adjustment to cost of product sales, all of which was recognized in 2015.

Settled Derivative Contracts

•
We settled NYMEX contracts covering 6.1 million barrels of refined products related to economic hedges of products from our butane blending and fractionation activities that we sold during 2015.  We recognized a gain of $0.2 million in 2015 related to these contracts, which we recorded as an adjustment to product sales revenue.

•
We settled NYMEX contracts covering 4.5 million barrels of refined products and crude oil related to economic hedges of product inventories from product overages on our pipeline system that we sold during 2015.  We recognized a gain of $6.6 million in 2015 on the settlement of these contracts, which we recorded as an adjustment to operating expense.

•
We settled NYMEX contracts covering 0.6 million barrels related to economic hedges of butane purchases we made during 2015 associated with our butane blending activities.  We recognized a loss of $0.7 million in 2015 on the settlement of these contracts, which we recorded as an adjustment to cost of product sales.

Impact of Commodity Derivatives on Results of Operations

The following tables provide a summary of the positive and (negative) impacts of the mark-to-market gains and losses associated with NYMEX contracts on our results of operations for the respective periods presented (in millions):

	Nine Months Ended September 30, 2014
	Product Sales Revenue	Cost of Product Sales	Operating Expense	Other Income	Net Impact on Net Income
NYMEX gains (losses) recognized during the period that were associated with economic hedges of physical product sales or purchases during the period	$3.8	$0.1	$(0.6)	$—	$3.3
NYMEX gains (losses) recorded during the period that were associated with products that will be or were sold or purchased in future periods	29.9	(3.2)	1.0	—	27.7
Net impact of NYMEX contracts	$33.7	$(3.1)	$0.4	$—	$31.0

	Nine Months Ended September 30, 2015
	Product Sales Revenue	Cost of Product Sales	Operating Expense	Other Income	Net Impact on Net Income
NYMEX gains (losses) recognized during the period that were associated with economic hedges of physical product sales or purchases during the period	$0.2	$(0.7)	$6.6	$—	$6.1
NYMEX gains (losses) recorded during the period that were associated with products that will be sold or purchased in future periods	52.2	(5.1)	0.6	4.6	52.3
Net impact of NYMEX contracts	$52.4	$(5.8)	$7.2	$4.6	$58.4

Related Party Transactions. Barry R. Pearl is an independent member of our general partner's board of directors and is also a director of the general partner of Targa Resources Partners, L.P. ("Targa"). In the normal course of business, we purchase butane from subsidiaries of Targa. For the three months ended September 30, 2014 and 2015, we made purchases of butane from subsidiaries of Targa of $0.1 million and $1.5 million, respectively. For the nine months ended September 30, 2014 and 2015, we made purchases of butane from subsidiaries of Targa of $13.9 million and $14.3 million, respectively. These purchases were based on the then-current index prices. We had recognized payables to Targa of $0.9 million and $1.0 million at December 31, 2014 and September 30, 2015, respectively.

Stacy P. Methvin was elected as an independent member of our general partner's board of directors on April 23, 2015 and is also a director of one of our customers.  We received tariff revenue of $4.1 million and $6.7 million for the three months ended September 30, 2015 and for the period of April 23, 2015 through September 30, 2015, respectively, and have recorded a $1.3 million receivable from this customer at September 30, 2015.  The tariff revenue we recognized from this customer was in the normal course of business, with rates determined in accordance with published tariffs.

The management fees we have recognized or will recognize from BridgeTex, Osage Pipe Line Company LLC ("Osage"), Powder Springs Logistics, LLC ("Powder Springs"), Saddlehorn, Seabrook Logistics, LLC ("Seabrook") and Texas Frontera, LLC ("Texas Frontera") are or will be reported as affiliate management fee revenue on our consolidated statements of income.

At December 31, 2014 and September 30, 2015, we recognized liabilities of $2.2 million and $0.5 million, respectively, to BridgeTex primarily for pre-paid construction management fees. For the three and nine months ended September 30, 2015, we recognized pipeline capacity lease revenue from BridgeTex of $8.9 million and $25.8 million, respectively, which we included in transportation and terminals revenue on our consolidated statements of income. We recognized a $2.6 million receivable from BridgeTex at December 31, 2014 (no receivable was recognized at September 30, 2015).

In third quarter 2015, we purchased surplus pipe from BridgeTex for the amount of $0.6 million. We sold a portion of the pipe purchased from BridgeTex to Saddlehorn for $0.2 million.

We recognized throughput revenue from Double Eagle Pipeline LLC ("Double Eagle") for the three months ended September 30, 2014 and 2015 of $0.7 million and $0.8 million, respectively, and for the nine months ended September 30, 2014 and 2015 of $2.0 million and $2.6 million, respectively, which we included in transportation and terminals revenue.  At December 31, 2014 and September 30, 2015, respectively, we recognized a $0.3 million trade accounts receivable from Double Eagle.

The financial results from Texas Frontera are included in our marine storage segment, the financial results from BridgeTex, Double Eagle, Osage, Saddlehorn and Seabrook are included in our crude oil segment and the financial results from Powder Springs are included in our refined products segment as earnings/losses of non-controlled entities.

New Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, to amend the guidance for amounts that are adjusted in a merger or acquisition. This ASU eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. This ASU is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Our adoption of this standard is not expected to have a material impact on our results of operations, financial position or cash flows.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Prior to this update, reporting entities were required to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. Under this update, inventory is to be measured at the lower of cost or net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Our adoption of this standard will not have a material impact on our results of operations, financial position or cash flows.

In July 2015, the FASB extended the effective date of ASU 2014-09, Revenue from Contracts with Customers, from January 1, 2017 to January 1, 2018.

In April 2015, the FASB issued ASU 2015-03, Interest: Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Under this update, the costs for issuing debt will be included on the balance sheet as a direct deduction from the debt's value. The amendments will not affect the recognition and measurement of the costs for issuing debt. In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements–Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015, EITF Meeting, which provides entities with the option of presenting deferred debt issuance costs related to line-of-credit arrangements as an asset, and subsequently amortizing the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. These amendments will have to be applied for reporting periods that start after December 15, 2015, with early adoption permitted. We plan to adopt these amendments in fourth quarter 2015. Our adoption will not have a material impact on our results of operations, financial position or cash flows.

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

Forward physical contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of September 30, 2015, we had commitments under forward purchase and sale contracts used in our butane blending and fractionation activities as follows (in millions):

	Notional Value	Barrels
Forward purchase contracts	$137.5	3.9
Forward sale contracts	$0.3	—

We use NYMEX contracts to hedge against changes in the price of petroleum products we expect to sell from activities in which we acquire or produce petroleum products. Some of these NYMEX contracts qualify for hedge accounting treatment, and we designate and account for these as either cash flow or fair value hedges. We account for those NYMEX contracts that do not qualify for hedge accounting treatment as economic hedges. We also use NYMEX contracts to hedge against changes in the price of butane that we expect to purchase in future periods. At September 30, 2015, we had open NYMEX contracts representing 6.1 million barrels of petroleum products we expect to sell in the future. Additionally, we had open NYMEX contracts for 1.2 million barrels of butane we expect to purchase in the future. At September 30, 2015, the fair value of our open NYMEX contracts was an asset of $78.4 million.

At September 30, 2015, open NYMEX contracts representing 5.4 million barrels of petroleum products did not qualify for hedge accounting treatment. A $10.00 per barrel increase in the price of these NYMEX contracts for reformulated gasoline blendstock for oxygen blending (“RBOB”) gasoline or heating oil would result in a $54.0 million decrease in our operating profit and a $10.00 per barrel decrease in the price of these NYMEX contracts for RBOB or heating oil would result in a $54.0 million increase in our operating profit.

At September 30, 2015, we had open NYMEX contracts representing 1.2 million barrels of butane we expect to purchase in the future. Relative to these agreements, a $10.00 per barrel increase in the price of butane would result in a $12.0 million increase in our operating profit and a $10.00 per barrel decrease in the price of butane would result in a $12.0 million decrease in our operating profit.

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

During 2015, we entered into $150.0 million of forward-starting interest rate swap agreements to hedge against the risk of variability of future interest payments on a portion of debt we anticipate issuing in 2016. The fair value of these contracts at September 30, 2015 was a net liability of $0.5 million. We account for these agreements as cash flow hedges. A 0.125% decrease in the interest rates would result in a decrease in the fair value of these contracts of approximately $1.8 million. A 0.125% increase in the interest rates would result in an increase in the fair value of these contracts of approximately $1.7 million.

At September 30, 2015, we had $227.0 million of commercial paper notes outstanding which represents variable rate debt. We can issue up to $1.0 billion of commercial paper, limited by the amounts available under our revolving credit facility. Considering the amount of commercial paper borrowings outstanding at September 30, 2015, our annual interest expense would change by $0.3 million if rates charged by our commercial paper lenders changed by 0.125%.

ITEM 4.	CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) of the Securities Exchange Act) as of the end of the period covered by the date of this report. We performed this evaluation under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and practices are effective in providing reasonable assurance that all required disclosures are included in the current report. Additionally, these disclosure controls and practices are effective in ensuring that information required to be disclosed is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Clean Water Act Information Requests and Claims. In July 2011, we received an information request from the Environmental Protection Agency ("EPA") pursuant to Section 308 of the Clean Water Act regarding a pipeline release near Texas City, Texas in February 2011 (the “Texas Release”).  In April 2012, we received a similar information request from the EPA pursuant to Section 308 of the Clean Water Act regarding a pipeline release near Nemaha, Nebraska in December 2011 (the “Nebraska Release”).   In October 2015, we received a letter from the U.S. Department of Justice (“DOJ Letter”) stating that the Clean Water Act claims arising out of the Texas Release, the Nebraska Release and a pipeline release near El Dorado, Kansas in May 2015, have all been referred to the U.S. Department of Justice for enforcement.  The DOJ Letter proposed a settlement of Clean Water Act claims related to the three releases in the form of an enforceable commitment from us to take certain yet to be determined steps to prevent future releases and a civil penalty of $2.8 million.  In response to the DOJ Letter, we will engage in discussions with the U.S. Department of Justice in an effort to settle the Clean Water Act claims on terms that are mutually agreeable.  While the results cannot be predicted with certainty, we believe the ultimate resolution of these matters will not have a material impact on our results of operations, financial position or cash flows.

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

We utilize third-party vendors to provide various functions, including, for example, certain construction activities, engineering services, facility inspections and operation of certain software systems. Using third parties to provide these functions has the effect of reducing our direct control over the services rendered. The failure of one or more of our third-party providers to deliver the expected services on a timely basis, at the prices we expect and as required by contract could result in significant disruptions, costs to our operation or instances of a contractor’s non-compliance with applicable laws and regulations, which could materially adversely affect our business, financial condition, operating results and cash flows.

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

Under our limited partnership agreement and the limited liability company agreement of our general partner, the directors and officers of our general partner are indemnified by us for actions associated with being a director or officer of our general partner to the extent permitted under Delaware law. In order to establish clear procedures and parameters with respect to various aspects of indemnification, including, among other things, determinations of entitlement, payment of indemnification and expense advancement amounts and dispute resolution mechanisms, the board of directors of our general partner has approved a form of indemnification agreement for the directors and officers of our general partner and has authorized us and our general partner to enter into indemnification agreements based on such form with the directors and officers of our general partner. The indemnification agreements provide that we and our general partner will indemnify these directors and officers to the fullest extent permitted under Delaware law, subject to certain presumptions and limitations set forth in the agreements. The indemnification agreements also provide that these directors and officers will be entitled to the advancement of expenses, including reasonable attorneys’ fees, as permitted by applicable law and sets forth the procedures for determining entitlement to and obtaining indemnification and expense advancement. The indemnification agreements also provide that we must use commercially reasonable efforts to maintain specified director and officer liability insurance coverage.  These indemnification agreements were executed and dated as of November 2, 2015.

ITEM 6.	EXHIBITS

Exhibit Number		Description

Exhibit 10.1	—	Form of Indemnification Agreement by and among Magellan Midstream Partners, L.P., Magellan GP, LLC and the directors and officers of Magellan GP, LLC.

*Exhibit 10.2	—
$1,000,000,000 Amended and Restated Credit Agreement dated as of October 27, 2015 among Magellan Midstream Partners, L.P., the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent and an Issuing Bank, JPMorgan Chase Bank, N.A., as Co-Syndication Agent and an Issuing Bank, and SunTrust Bank, as Co-Syndication Agent and an Issuing Bank (filed as Exhibit 10.1 to Form 8-K filed October 28, 2015).

*Exhibit 10.3	—
$250,000,000 364-Day Credit Agreement dated as of October 27, 2015 among Magellan Midstream Partners, L.P., the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Co-Syndication Agent, and SunTrust Bank, as Co-Syndication Agent (filed as Exhibit 10.2 to Form 8-K filed October 28, 2015).

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

————————

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on November 3, 2015.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	Magellan GP, LLC,
its general partner

/s/ Aaron L. Milford
Aaron L. Milford
Chief Financial Officer
(Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibit Number		Description

Exhibit 10.1	—	Form of Indemnification Agreement by and among Magellan Midstream Partners, L.P., Magellan GP, LLC and the directors and officers of Magellan GP, LLC.

*Exhibit 10.2	—
$1,000,000,000 Amended and Restated Credit Agreement dated as of October 27, 2015 among Magellan Midstream Partners, L.P., the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent and an Issuing Bank, JPMorgan Chase Bank, N.A., as Co-Syndication Agent and an Issuing Bank, and SunTrust Bank, as Co-Syndication Agent and an Issuing Bank (filed as Exhibit 10.1 to Form 8-K filed October 28, 2015).

*Exhibit 10.3	—
$250,000,000 364-Day Credit Agreement dated as of October 27, 2015 among Magellan Midstream Partners, L.P., the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Co-Syndication Agent, and SunTrust Bank, as Co-Syndication Agent (filed as Exhibit 10.2 to Form 8-K filed October 28, 2015).

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

————————

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.