Form 10-Q
period 2016-03-31
MAGELLAN MIDSTREAM PARTNERS LP
filed 2016-05-04
CIK 1126975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of May 3, 2016, there were 227,783,916 outstanding limited partner units of Magellan Midstream Partners, L.P. that trade on the New York Stock Exchange under the ticker symbol “MMP.”

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2016
Transportation and terminals revenue	$353,812	$370,075
Product sales revenue	173,127	146,562
Affiliate management fee revenue	3,363	3,179
Total revenue	530,302	519,816
Costs and expenses:
Operating	106,707	123,233
Cost of product sales	136,179	113,585
Depreciation and amortization	41,697	43,754
General and administrative	35,498	40,874
Total costs and expenses	320,081	321,446
Earnings of non-controlled entities	9,590	17,628
Operating profit	219,811	215,998
Interest expense	37,194	43,724
Interest income	(349)	(361)
Interest capitalized	(2,107)	(6,136)
Gain on exchange of interest in non-controlled entity	—	(26,900)
Other expense (income)	279	(2,270)
Income before provision for income taxes	184,794	207,941
Provision for income taxes	1,158	871
Net income	$183,636	$207,070
Basic net income per limited partner unit	$0.81	$0.91
Diluted net income per limited partner unit	$0.81	$0.91
Weighted average number of limited partner units outstanding used for basic net income per unit calculation(1)	227,525	227,826
Weighted average number of limited partner units outstanding used for diluted net income per unit calculation(1)	227,525	227,849

(1) See Note 10–Long-Term Incentive Plan for additional information regarding our weighted average unit calculations.

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2015	2016
Net income	$183,636	$207,070
Other comprehensive income:
Derivative activity:
Net loss on cash flow hedges(1)	(15,465)	(12,478)
Reclassification of net loss on cash flow hedges to income(1)	200	388
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Amortization of prior service credit(2)	(928)	(973)
Amortization of actuarial loss(2)	1,572	1,401
Total other comprehensive loss	(14,621)	(11,662)
Comprehensive income	$169,015	$195,408
(1) See Note 8–Derivative Financial Instruments for details of the amount of gain/loss recognized in accumulated other comprehensive loss (“AOCL”) for derivative financial instruments and the amount of gain/loss reclassified from AOCL into income.
(2) See Note 6–Employee Benefit Plans for details of the changes in employee benefit plan assets and benefit obligations recognized in AOCL.

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2015	March 31, 2016
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$28,731	$209,992
Trade accounts receivable	83,893	89,662
Other accounts receivable	12,701	19,236
Inventory	130,868	132,088
Energy commodity derivatives contracts, net	39,243	17,761
Energy commodity derivatives deposits	—	2,912
Other current assets	43,418	43,880
Total current assets	338,854	515,531
Property, plant and equipment	6,166,766	6,302,199
Less: Accumulated depreciation	1,347,537	1,388,690
Net property, plant and equipment	4,819,229	4,913,509
Investments in non-controlled entities	765,628	800,380
Long-term receivables	20,374	20,726
Goodwill	53,260	53,260
Other intangibles (less accumulated amortization of $13,709 and $14,388 at December 31, 2015 and March 31, 2016, respectively)	1,856	44,882
Tank bottoms	27,533	28,449
Other noncurrent assets	14,833	15,577
Total assets	$6,041,567	$6,392,314

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$104,094	$102,858
Accrued payroll and benefits	51,764	34,901
Accrued interest payable	51,296	47,931
Accrued taxes other than income	51,587	40,486
Environmental liabilities	15,679	16,617
Deferred revenue	81,627	95,614
Accrued product purchases	31,339	21,665
Energy commodity derivatives deposits	24,252	6,903
Current portion of long-term debt, net	250,335	250,229
Other current liabilities	51,099	61,890
Total current liabilities	713,072	679,094
Long-term debt, net	3,189,287	3,552,032
Long-term pension and benefits	77,551	84,385
Other noncurrent liabilities	24,162	23,438
Environmental liabilities	15,759	15,783
Commitments and contingencies
Partners’ capital:
Limited partner unitholders (227,427 units and 227,781 units outstanding at December 31, 2015 and March 31, 2016, respectively)	2,118,086	2,145,594
Accumulated other comprehensive loss	(96,350)	(108,012)
Total partners’ capital	2,021,736	2,037,582
Total liabilities and partners’ capital	$6,041,567	$6,392,314

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2015	2016
Operating Activities:
Net income	$183,636	$207,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	41,697	43,754
Loss (gain) on sale and retirement of assets	(3)	2,259
Earnings of non-controlled entities	(9,590)	(17,628)
Distributions of earnings from investments in non-controlled entities	9,229	17,297
Equity-based incentive compensation expense	4,751	6,650
Amortization of prior service credit and actuarial loss	644	428
Gain on exchange of interest in non-controlled entity	—	(26,900)
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	(12,194)	(6,904)
Inventory	(3,187)	(1,220)
Energy commodity derivatives contracts, net of derivatives deposits	(5,804)	(132)
Accounts payable	(4,351)	1,052
Accrued payroll and benefits	(16,579)	(16,863)
Accrued interest payable	(173)	(3,365)
Accrued taxes other than income	(5,801)	(11,101)
Accrued product purchases	(6,402)	(9,674)
Deferred revenue	4,778	13,987
Current and noncurrent environmental liabilities	15	962
Other current and noncurrent assets and liabilities	10,417	9,896
Net cash provided by operating activities	191,083	209,568
Investing Activities:
Additions to property, plant and equipment, net(1)	(128,517)	(139,522)
Proceeds from sale and disposition of assets	3,089	17
Investments in non-controlled entities	(13,751)	(61,738)
Distributions in excess of earnings of non-controlled entities	4,613	2,212
Net cash used by investing activities	(134,566)	(199,031)
Financing Activities:
Distributions paid	(158,061)	(178,808)
Net commercial paper repayments	(296,942)	(279,961)
Borrowings under long-term notes	499,589	649,187
Debt placement costs	(4,661)	(5,318)
Net payment on financial derivatives	(42,908)	—
Settlement of tax withholdings on long-term incentive compensation	(17,784)	(14,376)
Net cash provided (used) by financing activities	(20,767)	170,724
Change in cash and cash equivalents	35,750	181,261
Cash and cash equivalents at beginning of period	17,063	28,731
Cash and cash equivalents at end of period	$52,813	$209,992

Supplemental non-cash investing and financing activities:
Contribution of property, plant and equipment to a non-controlled entity	$13,252	$—
Issuance of limited partner units in settlement of equity-based incentive plan awards	$8,045	$7,092

(1) Additions to property, plant and equipment	$(127,709)	$(139,636)
Changes in accounts payable and other current liabilities related to capital expenditures	(808)	114
Additions to property, plant and equipment, net	$(128,517)	$(139,522)

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

Description of Business

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil.  As of March 31, 2016, our asset portfolio, including the assets of our joint ventures, consisted of:

•
our refined products segment, comprised of our 9,700-mile refined products pipeline system with 54 terminals as well as 26 independent terminals not connected to our pipeline system and our 1,100-mile ammonia pipeline system;

•
our crude oil segment, comprised of approximately 1,600 miles of crude oil pipelines and storage facilities with an aggregate storage capacity of approximately 22 million barrels, of which 14 million barrels are used for leased storage; and

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of Presentation

In the opinion of management, our accompanying consolidated financial statements which are unaudited, except for the consolidated balance sheet as of December 31, 2015 which is derived from our audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2016, the results of operations for the three months ended March 31, 2015 and 2016 and cash flows for the three months ended March 31, 2015 and 2016. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016 as profits from our blending activities are realized largely during the first and fourth quarters of each year. Additionally, gasoline demand, which drives transportation volumes and revenues on our pipeline systems, generally trends higher during the summer driving months. Further, the volatility of commodity prices impact the profits from our commodity activities and, to a lesser extent, the volume of petroleum products we ship on our pipelines.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements in this report do not include all of the information and notes normally included with financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of our consolidated financial statements, as well as their impact on the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is part of the FASB’s initiative to simplify accounting standards. The guidance requires an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur, and allows equity classification for awards where employees elect to withhold the maximum statutory tax rates in the applicable jurisdictions. The new standard also requires cash paid by employers when directly withholding shares for tax withholding purposes to be classified as a financing activity in the statement of cash flows.

We elected to early adopt ASU 2016-09 during the first quarter of 2016, and this adoption did not have a material impact on our consolidated financial statements. In conjunction with our adoption of this new accounting standard, we have elected to account for stock based compensation forfeitures as they occur. Additionally, and consistent with our prior accounting policy, we continue to show cash paid when directly withholding shares for tax withholding purposes as a financing activity in our statements of cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires companies that lease valuable assets like aircraft, real estate, and heavy equipment to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. The new accounting model for lessors remains largely the same, although some changes have been made to align the lessor accounting model with the new lessee model and to align it with the new revenue recognition guidance. This update also requires companies to disclose in the footnotes to their financial statements information about the amount, timing and uncertainty for the payments they

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

make for the lease arrangements. Public companies will have to begin applying the standard for fiscal years and quarters that start after December 15, 2018, although early adoption is permitted. We are currently in the process of evaluating the impact this new standard will have on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which eliminates the industry-specific guidance in U.S. GAAP and produces a single, principles-based method for companies to report revenue in their financial statements. This standard requires companies to make more estimates and use more judgment than under current guidance. In addition, all companies must compile more extensive footnote disclosures about how the revenue numbers were derived. This ASU requires full retrospective, modified retrospective, or use of the cumulative effect method during the period of adoption. We have not yet determined which adoption method we will employ. In July 2015, the FASB extended the effective date of this standard from January 1, 2017 to January 1, 2018. We are currently in the process of evaluating the impact this new standard will have on our financial statements.

2.	Product Sales Revenue
The amounts reported as product sales revenue on our consolidated statements of income include revenue from the physical sale of petroleum products and from mark-to-market adjustments from New York Mercantile Exchange (“NYMEX”) contracts. See Note 8 – Derivative Financial Instruments for a discussion of our commodity hedging strategies and how our NYMEX contracts impact product sales revenue. All of the petroleum products inventory we physically sell associated with our butane blending and fractionation activities, as well as the barrels from product gains we obtain from our operations, are reported as product sales revenue on our consolidated statements of income.
For the three months ended March 31, 2015 and 2016, product sales revenue included the following (in thousands):

	Three Months Ended
	March 31,
	2015	2016
Physical sale of petroleum products	$169,247	$130,580
Change in value of NYMEX contracts	3,880	15,982
Total product sales revenue	$173,127	$146,562

3.	Segment Disclosures

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
We believe that investors benefit from having access to the same financial measures used by management. Operating margin, which is presented in the following tables, is an important measure used by management to evaluate the economic performance of our core operations. Operating margin is not a GAAP measure, but the components of operating margin are computed using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the tables below. Operating profit includes depreciation and amortization expense and general and administrative (“G&A”) expense that management does not consider when evaluating the core profitability of our separate operating segments.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2015
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$220,683	$90,866	$42,263	$—	$353,812
Product sales revenue	172,639	—	488	—	173,127
Affiliate management fee revenue	—	3,027	336	—	3,363
Total revenue	393,322	93,893	43,087	—	530,302
Operating expenses	74,212	18,167	15,335	(1,007)	106,707
Cost of product sales	135,634	—	545	—	136,179
Losses (earnings) of non-controlled entities	55	(8,924)	(721)	—	(9,590)
Operating margin	183,421	84,650	27,928	1,007	297,006
Depreciation and amortization expense	23,447	8,229	9,014	1,007	41,697
G&A expenses	22,599	8,086	4,813	—	35,498
Operating profit	$137,375	$68,335	$14,101	$—	$219,811

	Three Months Ended March 31, 2016
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$224,750	$101,728	$43,597	$—	$370,075
Product sales revenue	143,916	1,743	903	—	146,562
Affiliate management fee revenue	80	2,784	315	—	3,179
Total revenue	368,746	106,255	44,815	—	519,816
Operating expenses	85,985	21,192	17,248	(1,192)	123,233
Cost of product sales	111,856	1,345	384	—	113,585
Losses (earnings) of non-controlled entities	42	(16,979)	(691)	—	(17,628)
Operating margin	170,863	100,697	27,874	1,192	300,626
Depreciation and amortization expense	25,120	9,869	7,573	1,192	43,754
G&A expenses	25,361	9,780	5,733	—	40,874
Operating profit	$120,382	$81,048	$14,568	$—	$215,998

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Investments in Non-Controlled Entities

Our investments in non-controlled entities at March 31, 2016 were comprised of:

Entity	Ownership Interest
BridgeTex Pipeline Company, LLC (“BridgeTex”)	50%
Double Eagle Pipeline LLC (“Double Eagle”)	50%
HoustonLink Pipeline Company, LLC (“HoustonLink”)	50%
Powder Springs Logistics, LLC (“Powder Springs”)	50%
Saddlehorn Pipeline Company, LLC (“Saddlehorn”)	40%
Seabrook Logistics, LLC (“Seabrook”)	50%
Texas Frontera, LLC (“Texas Frontera”)	50%

In February 2016, we transferred our 50% membership interest in Osage Pipe Line Company, LLC (“Osage”) to an affiliate of HollyFrontier Corporation. In conjunction with this transaction, we entered into several commercial agreements with affiliates of HollyFrontier Corporation. We recorded these commercial agreements as $43.7 million of intangible assets and $8.3 million of other receivables in our consolidated balance sheets. The intangible assets will be amortized over the 20-year life of the contracts received. We recognized a $26.9 million non-cash gain in relation to this transaction.

The fixed management fees we have recognized from BridgeTex, Osage, Powder Springs, Saddlehorn and Texas Frontera are reported as affiliate management fee revenue on our consolidated statements of income.  In addition, we receive reimbursement from certain of our joint ventures for costs incurred during construction. During the first quarter of 2016, we received construction cost reimbursements of $0.4 million and $0.1 million from Saddlehorn and Seabrook, respectively, which were recorded as reductions to costs and expenses on our consolidated statements of income.

For the three months ended March 31, 2015 and 2016, we recognized pipeline capacity lease revenue from BridgeTex of $8.4 million and $8.9 million, respectively, which we included in transportation and terminals revenue on our consolidated statements of income.

We recognized throughput revenue from Double Eagle for the three months ended March 31, 2015 and 2016 of $0.9 million and $0.7 million, respectively, which we included in transportation and terminals revenue.  At December 31, 2015 and March 31, 2016, respectively, we recognized a $0.2 million and $0.3 million trade accounts receivable from Double Eagle.

The financial results from Texas Frontera are included in our marine storage segment, the financial results from BridgeTex, Double Eagle, HoustonLink, Osage, Saddlehorn and Seabrook are included in our crude oil segment and the financial results from Powder Springs are included in our refined products segment, each as earnings/losses of non-controlled entities.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of our investments in non-controlled entities follows (in thousands):

	BridgeTex	All Others	Consolidated
Investments at December 31, 2015	$495,267	$270,361	$765,628
Additional investment	6,336	55,402	61,738
Exchange of investment in non-controlled entity	—	(25,105)	(25,105)
Earnings of non-controlled entities:
Proportionate share of earnings	15,624	2,631	18,255
Amortization of excess investment and capitalized interest	(510)	(117)	(627)
Earnings of non-controlled entities	15,114	2,514	17,628
Less:
Distributions of earnings from investments in non-controlled entities	15,114	2,183	17,297
Distributions in excess of earnings of non-controlled entities	1,291	921	2,212
Investments at March 31, 2016	$500,312	$300,068	$800,380

Summarized financial information of our non-controlled entities for the three months ended March 31, 2015 and 2016 follows (in thousands):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2016
	BridgeTex	All Others	Consolidated	BridgeTex	All Others	Consolidated
Revenue	$37,136	$9,520	$46,656	$50,798	$11,409	$62,207
Net income	$18,037	$2,581	$20,618	$31,248	$5,266	$36,514

5.	Inventory

Inventory at December 31, 2015 and March 31, 2016 was as follows (in thousands):

	December 31, 2015	March 31, 2016
Refined products	$57,455	$55,193
Liquefied petroleum gases	17,954	15,742
Transmix	21,297	22,355
Crude oil	28,385	32,921
Additives	5,777	5,877
Total inventory	$130,868	$132,088

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Employee Benefit Plans
We sponsor two pension plans for certain union employees and a pension plan primarily for non-union employees, a postretirement benefit plan for selected employees and a defined contribution plan. The following tables present our consolidated net periodic benefit costs related to the pension and postretirement benefit plans for the three months ended March 31, 2015 and 2016 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2016
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$4,470	$66	$4,688	$61
Interest cost	1,869	110	2,045	110
Expected return on plan assets	(1,896)	—	(2,128)	—
Amortization of prior service credit	—	(928)	(45)	(928)
Amortization of actuarial loss	1,347	225	1,217	184
Net periodic benefit cost (credit)	$5,790	$(527)	$5,777	$(573)

Contributions estimated to be paid into the plans in 2016 are $22.9 million and $0.5 million for the pension and other postretirement benefit plans, respectively.

We match our employees’ qualifying contributions to our defined contribution plan, resulting in expense to us. Expenses related to the defined contribution plan were $2.8 million and $3.0 million, respectively, for the three months ended March 31, 2015 and 2016.

Amounts Included in AOCL

The changes in AOCL related to employee benefit plan assets and benefit obligations for the three months ended March 31, 2015 and 2016 were as follows (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2016
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(63,257)	$(1,696)	$(62,279)	$(3,945)
Amortization of prior service credit	—	(928)	(45)	(928)
Amortization of actuarial loss	1,347	225	1,217	184
Ending balance	$(61,910)	$(2,399)	$(61,107)	$(4,689)

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Debt
Consolidated debt at December 31, 2015 and March 31, 2016 was as follows (in thousands, except as otherwise noted):

	December 31, 2015	March 31, 2016	Weighted-Average Interest Rate for the Three Months Ended March 31, 2016 (1)
Commercial paper(2)	$279,961	$—	0.7%
$250.0 million of 5.65% Notes due 2016(3)	250,335	250,229	5.7%
$250.0 million of 6.40% Notes due 2018	255,215	254,698	5.5%
$550.0 million of 6.55% Notes due 2019	564,116	563,161	5.7%
$550.0 million of 4.25% Notes due 2021	555,362	555,121	4.0%
$250.0 million of 3.20% Notes due 2025	249,700	249,707	3.2%
$650.0 million of 5.00% Notes due 2026(2)	—	649,193	5.0%
$250.0 million of 6.40% Notes due 2037	249,036	249,042	6.4%
$250.0 million of 4.20% Notes due 2042	248,437	248,445	4.2%
$550.0 million of 5.15% Notes due 2043	556,218	556,192	5.1%
$250.0 million of 4.20% Notes due 2045	249,914	249,914	4.6%
Total debt, excluding unamortized debt issuance costs	3,458,294	3,825,702	4.6%
Unamortized debt issuance costs	(18,672)	(23,441)
Less: current portion of long-term debt	250,335	250,229
Total long-term debt	$3,189,287	$3,552,032

(1)	Weighted-average interest rate includes the amortization/accretion of discounts, premiums and gains/losses realized on historical cash flow and fair value hedges recognized as interest expense.

(2)
These borrowings were outstanding for only a portion of the three-month period ending March 31, 2016. The weighted-average interest rate for these borrowings was calculated based on the number of days the borrowings were outstanding during the noted period.

(3)	These borrowings will mature in October 2016 and are included with current debt on our consolidated balance sheets at December 31, 2015 and March 31, 2016.

All of the instruments detailed in the table above are senior indebtedness.

The face value of our debt at December 31, 2015 and March 31, 2016 was $3.4 billion and $3.8 billion, respectively. The difference between the face value and carrying value of our debt outstanding is the unamortized portion of terminated fair value hedges and the unamortized discounts and premiums on debt issuances. Realized gains and losses on fair value hedges and note discounts and premiums are being amortized or accreted to the applicable notes over the respective lives of those notes.

2016 Debt Offering

In February 2016, we issued $650.0 million of our 5.00% notes due 2026 in an underwritten public offering. The notes were issued at 99.875% of par. Net proceeds from this offering were approximately $644.0 million, after underwriting discounts and offering expenses of $5.3 million. The net proceeds from this offering were or will be used to repay borrowings outstanding under our commercial paper program and for general partnership purposes, including expansion capital.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Debt

Revolving Credit Facilities. At March 31, 2016, the total borrowing capacity under our revolving credit facility with a maturity date of October 27, 2020 was $1.0 billion. Any borrowings outstanding under this facility are classified as long-term debt on our consolidated balance sheets. Borrowings under this facility are unsecured and bear interest at LIBOR plus a spread ranging from 1.000% to 1.625% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate between 0.100% and 0.275% depending on our credit ratings. The unused commitment fee was 0.125% at March 31, 2016. Borrowings under this facility may be used for general partnership purposes, including capital expenditures. As of March 31, 2016, there were no borrowings outstanding under this facility with $6.3 million obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets, but decrease our borrowing capacity under this facility.

At March 31, 2016, the total borrowing capacity under our 364-day credit facility was $250.0 million. This credit facility matures on October 25, 2016, subject to a term-out option. We may exercise the term-out option no later than 30 days prior to October 25, 2016 and elect to have all outstanding borrowings converted into a term loan due and payable on October 25, 2018, subject to the payment of a term-out fee. Any borrowings under this credit facility are classified as current debt on our consolidated balance sheets. Borrowings under this facility are unsecured and bear interest at LIBOR plus a spread ranging from 1.000% to 1.625% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate between 0.080% and 0.225% depending on our credit ratings. The unused commitment fee was 0.100% at March 31, 2016. Borrowings under this facility may be used for general partnership purposes, including capital expenditures. As of March 31, 2016, there were no borrowings outstanding under this facility.

Commercial Paper Program. The maturities of our commercial paper notes vary, but may not exceed 397 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. The commercial paper we can issue is limited by the amounts available under our revolving credit facility up to an aggregate principal amount of $1.0 billion and is classified as long-term debt.

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

As of March 31, 2016, we had entered into $250.0 million of forward-starting interest rate swap agreements to hedge against the risk of variability of future interest payments on a portion of debt we anticipate issuing in 2016. The fair value of these contracts at March 31, 2016 was recorded on our consolidated balance sheets as an other current liability of $11.0 million, with the offset recorded to other comprehensive income. We account for these agreements as cash flow hedges.

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
The effective portion of changes in the fair value of the hedge is recorded to accumulated other comprehensive income/loss and reclassified to earnings when the forecasted transaction occurs. Any ineffectiveness is recognized currently in earnings.

Fair Value Hedge	To hedge against changes in the fair value of a recognized asset or liability.
The effective portion of changes in the fair value of the hedge is recorded as adjustments to the asset or liability being hedged. Any ineffectiveness and amounts excluded from the assessment of hedge effectiveness is recognized currently in earnings.

Does Not Qualify For Hedge Accounting Treatment
Economic Hedge	To effectively serve as either a fair value or a cash flow hedge; however, the derivative agreement does not qualify for hedge accounting treatment under ASC 815, Derivatives and Hedging.	Changes in the fair value of these agreements are recognized currently in earnings.

During the three months ended March 31, 2015 and 2016, none of the commodity hedging contracts we entered into qualified for or were designated as cash flow hedges.

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

We hold petroleum product inventories that we obtained from overages on our pipeline systems. We use NYMEX contracts that are not designated as hedges for accounting purposes to help manage price changes related to these inventory barrels. Period changes in the fair value of these agreements are recognized currently in earnings as adjustments to operating expense.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, we hold crude oil barrels that we use for operational purposes, which we classify as a long-term asset on our consolidated balance sheets as tank bottoms. We use NYMEX contracts to hedge against changes in the price of these crude oil barrels. We record the effective portion of the gains or losses for those contracts that qualify as fair value hedges as adjustments to the assets being hedged and the ineffective portions as well as amounts excluded from the assessment of hedge effectiveness as adjustments to other income or expense.

As outlined in the table below, our open NYMEX contracts at March 31, 2016 were as follows:

Type of Contract/Accounting Methodology	Product Represented by the Contract and Associated Barrels	Maturity Dates
NYMEX - Fair Value Hedges	0.7 million barrels of crude oil	Between April 2016 and November 2017
NYMEX - Economic Hedges	3.6 million barrels of refined products and crude oil	Between April 2016 and December 2016
NYMEX - Economic Hedges	0.3 million barrels of future purchases of butane	Between April 2016 and December 2016

Energy Commodity Derivatives Contracts and Deposits Offsets

At March 31, 2016, we had received margin deposits of $6.9 million for our NYMEX contracts with one of our counterparties, which were recorded as a current liability under energy commodity derivatives deposits on our consolidated balance sheets. Additionally, we made margin deposits of $2.9 million with a second counterparty, which were recorded as a current asset under energy commodity derivatives deposits on our consolidated balance sheets. We have the right to offset the combined fair values of our open NYMEX contracts against our margin deposits under a master netting arrangement for each counterparty; however, we have elected to present the combined fair values of our open NYMEX contracts separately from the related margin deposits on our consolidated balance sheets. Additionally, we have the right to offset the fair values of our NYMEX agreements together for each counterparty, which we have elected to do, and we report the combined net balances on our consolidated balance sheets. A schedule of the derivative amounts we have offset and the deposit amounts we could offset under a master netting arrangement are provided below as of December 31, 2015 and March 31, 2016 (in thousands):

	December 31, 2015
Description	Gross Amounts of Recognized Assets	Gross Amounts of Liabilities Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets(1)	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheets	Net Asset Amount(3)
Energy commodity derivatives	$48,367	$(5,646)	$42,721	$(24,252)	$18,469

	March 31, 2016
Description	Gross Amounts of Recognized Assets	Gross Amounts of Liabilities Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets(2)	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheets	Net Asset Amount(3)
Energy commodity derivatives	$24,081	$(1,489)	$22,592	$(3,991)	$18,601

(1)	Net amount includes energy commodity derivative contracts classified as current assets, net, of $39,243 and noncurrent assets of $3,478.

(2)	Net amount includes energy commodity derivative contracts classified as current assets, net, of $17,761 and noncurrent assets of $4,831.

(3)	Amount represents the maximum loss we would incur if all of our counterparties failed to perform on their derivative contracts.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impact of Derivatives on Our Financial Statements

Comprehensive Income

The changes in derivative activity included in AOCL for the three months ended March 31, 2015 and 2016 were as follows (in thousands):

	Three Months Ended
	March 31,
Derivative Losses Included in AOCL	2015	2016
Beginning balance	$(16,587)	$(30,126)
Net loss on interest rate contract cash flow hedges	(15,465)	(12,478)
Reclassification of net loss on cash flow hedges to income	200	388
Ending balance	$(31,852)	$(42,216)
Income Statements
The following tables provide a summary of the effect on our consolidated statements of income for the three months ended March 31, 2015 and 2016 of derivatives accounted for under ASC 815-30, Derivatives and Hedging—Cash Flow Hedges, that were designated as hedging instruments (in thousands):

	Three Months Ended March 31, 2015
	Amount of Loss Recognized in AOCL on Derivative	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Derivative Instrument			Effective Portion	Ineffective Portion
Interest rate contracts	$(15,465)	Interest expense	$(200)	$—

	Three Months Ended March 31, 2016
	Amount of Loss Recognized in AOCL on Derivative	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Derivative Instrument			Effective Portion	Ineffective Portion
Interest rate contracts	$(12,478)	Interest expense	$(388)	$—

As of March 31, 2016, the net loss estimated to be classified to interest expense over the next twelve months from AOCL is approximately $1.3 million.

During 2015 and 2016, we had open NYMEX contracts on 0.7 million barrels of crude oil that were designated as fair value hedges. Because there was no ineffectiveness recognized on these hedges, the cumulative gains at December 31, 2015 and March 31, 2016 of $27.9 million and $27.1 million, respectively, from these agreements were offset by a cumulative decrease to tank bottoms and linefill. The differential between the current spot price and forward price is excluded from the assessment of hedge effectiveness for these fair value hedges. For the three months ended March 31, 2015 and 2016, we recognized a (gain) loss of $0.3 million and $(2.3) million, respectively, for the amounts we excluded from the assessment of effectiveness of these fair value hedges, which we reported as other expense (income) on our consolidated statements of income.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of the effect on our consolidated statements of income for the three months ended March 31, 2015 and 2016 of derivatives accounted for under ASC 815, Derivatives and Hedging, that were not designated as hedging instruments (in thousands):

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended
	Location of Gain (Loss) Recognized on Derivatives	March 31,
Derivative Instrument		2015	2016
NYMEX commodity contracts	Product sales revenue	$3,880	$15,982
NYMEX commodity contracts	Operating expenses	1,303	2,599
NYMEX commodity contracts	Cost of product sales	(1,224)	(428)
	Total	$3,959	$18,153
The impact of the derivatives in the above table was reflected as cash from operations on our consolidated statements of cash flows.
Balance Sheets
The following tables provide a summary of the fair value of derivatives accounted for under ASC 815, Derivatives and Hedging, which are presented on a net basis in our consolidated balance sheets, that were designated as hedging instruments as of December 31, 2015 and March 31, 2016 (in thousands):

	December 31, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$60	Energy commodity derivatives contracts, net	$—
NYMEX commodity contracts	Other noncurrent assets	3,478	Other noncurrent liabilities	—
Interest rate contracts	Other current assets	2,179	Other current liabilities	653
	Total	$5,717	Total	$653

	March 31, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$99	Energy commodity derivatives contracts, net	$—
NYMEX commodity contracts	Other noncurrent assets	4,831	Other noncurrent liabilities	—
Interest rate contracts	Other current assets	—	Other current liabilities	10,951
	Total	$4,930	Total	$10,951

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide a summary of the fair value of derivatives accounted for under ASC 815, Derivatives and Hedging, which are presented on a net basis in our consolidated balance sheets, that were not designated as hedging instruments as of December 31, 2015 and March 31, 2016 (in thousands):

	December 31, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$44,829	Energy commodity derivatives contracts, net	$5,646

	March 31, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$19,151	Energy commodity derivatives contracts, net	$1,489

9.	Commitments and Contingencies

Environmental Liabilities

Liabilities recognized for estimated environmental costs were $31.4 million and $32.4 million at December 31, 2015 and March 31, 2016, respectively. We have classified environmental liabilities as current or noncurrent based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental liabilities will be paid over the next 9 years. Environmental expenditures recognized as a result of changes in our environmental liabilities are generally included in operating expenses on our consolidated statements of income. Environmental expenses for the three months ended March 31, 2015 and 2016 were $1.4 million and $3.5 million, respectively.

Environmental Receivables

Receivables from insurance carriers and other third parties related to environmental matters were $2.6 million at December 31, 2015, of which $0.7 million and $1.9 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets. Receivables from insurance carriers and other third parties related to environmental matters were $2.1 million at March 31, 2016, of which $0.8 million and $1.3 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets.
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
We have a long-term incentive plan (“LTIP”) for certain of our employees and directors of our general partner. The LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate payout of 9.4 million of our limited partner units as of March 31, 2016. The compensation committee of our general partner’s board of directors administers our LTIP. The estimated units available under the LTIP at March 31, 2016 total 0.5 million. On April 21, 2016, our unitholders approved the compensation committee’s amended plan, which increased the number of limited partner units available to be issued pursuant to the LTIP to 11.9 million.

Our equity-based incentive compensation expense was as follows (in thousands):

	Three Months Ended
	March 31, 2015
	Equity Method	Liability Method	Total
Performance-based awards:
2013 awards	$1,519	$215	$1,734
2014 awards	1,623	—	1,623
2015 awards	1,019	—	1,019
Time-based awards	375	—	375
Total	$4,536	$215	$4,751

Allocation of LTIP expense on our consolidated statements of income:
G&A expense			$4,689
Operating expense			62
Total			$4,751

	Three Months Ended
	March 31, 2016
	Equity Method	Liability Method	Total
Performance-based awards:
2014 awards	$3,409	$—	$3,409
2015 awards	1,545	—	1,545
2016 awards	1,120	—	1,120
Time-based awards	576	—	576
Total	$6,650	$—	$6,650

Allocation of LTIP expense on our consolidated statements of income:
G&A expense			$6,608
Operating expense			42
Total			$6,650

In February 2016, 218,046 phantom unit awards were issued pursuant to our LTIP. These grants included both performance-based and time-based phantom unit awards and have a three-year vesting period that will end on December 31, 2018.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2016, we issued 350,552 limited partner units to settle unit award grants to certain employees that vested on December 31, 2015. Further, 3,234 limited partner units were issued during 2016 to settle the equity-based retainers paid to the directors of our general partner.

Basic and Diluted Net Income Per Limited Partner Unit

The difference between our actual limited partner units outstanding and our weighted-average number of limited partner units outstanding used to calculate earnings per unit is due to the impact of: (i) the phantom units issued to non-employee directors which are included in the calculation of basic and diluted weighted average units outstanding, and (ii) the weighted average effect of units actually issued during a period.  The difference between the weighted-average number of limited partner units outstanding used for basic and diluted net income per unit calculations on our consolidated statements of income is primarily the dilutive effect of phantom unit grants associated with our LTIP that have not yet vested.

11.	Distributions
Distributions we paid during 2015 and 2016 were as follows (in thousands, except per unit amounts):

Payment Date	Per Unit Cash Distribution Amount	Total Cash Distribution to Limited Partners
02/13/2015	$0.6950	$158,061
05/15/2015	0.7175	163,178
08/14/2015	0.7400	168,296
11/13/2015	0.7625	173,413
Total	$2.9150	$662,948

2/12/2016	$0.7850	$178,808
5/13/2016(1)	0.8025	182,797
Total	$1.5875	$361,605

(1) Our general partner’s board of directors declared this cash distribution in April 2016 to be paid on May 13, 2016 to unitholders of record at the close of business on May 2, 2016.

12.	Fair Value

Recurring

Fair Value Methods and Assumptions - Financial Assets and Liabilities.

We used the following methods and assumptions in estimating fair value of our financial assets and liabilities:

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
Long-term receivables. These include primarily lease payments receivable under a direct-financing leasing arrangement. Fair value was determined by estimating the present value of future cash flows using current market rates.

•
Debt. The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2015 and March 31, 2016; however, where recent observable market trades were not available, prices were determined using adjustments to the last traded value for that debt issuance or by adjustments to the prices of similar debt instruments of peer entities that are actively traded. The carrying amount of borrowings, if any, under our revolving credit facility and our commercial paper program approximates fair value due to the frequent repricing of these obligations.

Fair Value Measurements - Financial Assets and Liabilities

The following tables summarize the carrying amounts, fair values and recurring fair value measurements recorded or disclosed as of December 31, 2015 and March 31, 2016, based on the three levels established by ASC 820, Fair Value Measurements and Disclosures (in thousands):

	As of December 31, 2015
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts	$42,721	$42,721	$42,721	$—	$—
Interest rate contracts	$1,526	$1,526	$—	$1,526	$—
Long-term receivables	$20,374	$20,021	$—	$—	$20,021
Debt	$(3,439,622)	$(3,284,791)	$—	$(3,284,791)	$—

	As of March 31, 2016
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts	$22,592	$22,592	$22,592	$—	$—
Interest rate contracts	$(10,951)	$(10,951)	$—	$(10,951)	$—
Long-term receivables	$20,726	$21,272	$—	$—	$21,272
Debt	$(3,802,261)	$(3,884,960)	$—	$(3,884,960)	$—

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Related Party Transactions

Barry R. Pearl is an independent member of our general partner’s board of directors and was also a director of the general partner of Targa Resources Partners, L.P. (“Targa”) through February 29, 2016. In the normal course of business, we purchase butane from subsidiaries of Targa. For the three-month period ended March 31, 2015 and the two-month period ended February 29, 2016, we made purchases of butane from subsidiaries of Targa of $8.8 million and $4.7 million, respectively. These purchases were based on the then-current index prices. We had recognized payables to Targa of $2.0 million at December 31, 2015.

Stacy P. Methvin was elected as an independent member of our general partner’s board of directors on April 23, 2015 and is also a director of one of our customers.  We received tariff revenue of $3.0 million for the three-month period ended March 31, 2016 and recorded receivables of $1.3 million and $1.5 million from this customer at December 31, 2015 and March 31, 2016, respectively.  The tariff revenue we recognized from this customer was in the normal course of business, with rates determined in accordance with published tariffs.

See Note 4 – Investments in Non-Controlled Entities for a discussion of affiliate joint venture transactions we account for under the equity method.

14.	Subsequent Events

Recognizable events

No recognizable events occurred subsequent to March 31, 2016.

Non-recognizable events

Cash Distribution. In April 2016, our general partner’s board of directors declared a quarterly distribution of $0.8025 per unit to be paid on May 13, 2016 to unitholders of record at the close of business on May 2, 2016. The total cash distributions expected to be paid under this declaration are approximately $182.8 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a publicly traded limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of March 31, 2016, our asset portfolio, including the assets of our joint ventures, consisted of:

•
our refined products segment, comprised of our 9,700-mile refined products pipeline system with 54 terminals as well as 26 independent terminals not connected to our pipeline system and our 1,100-mile ammonia pipeline system;

•
our crude oil segment, comprised of approximately 1,600 miles of crude oil pipelines and storage facilities with an aggregate storage capacity of approximately 22 million barrels, of which 14 million barrels are used for leased storage; and

•	our marine storage segment, consisting of five marine terminals located along coastal waterways with an aggregate storage capacity of approximately 26 million barrels.

The following discussion provides an analysis of the results for each of our operating segments, an overview of our liquidity and capital resources and other items related to our partnership. The following discussion and analysis should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Developments

Cash Distribution. In April 2016, the board of directors of our general partner declared a quarterly cash distribution of $0.8025 per unit for the period of January 1, 2016 through March 31, 2016. This quarterly cash distribution will be paid on May 13, 2016 to unitholders of record on May 2, 2016. Total distributions expected to be paid under this declaration are approximately $182.8 million.

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

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2016

	Three Months Ended March 31,		Variance Favorable (Unfavorable)
	2015	2016	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$220.6	$224.8	$4.2	2
Crude oil	90.9	101.7	10.8	12
Marine storage	42.3	43.6	1.3	3
Total transportation and terminals revenue	353.8	370.1	16.3	5
Affiliate management fee revenue	3.4	3.2	(0.2)	(6)
Operating expenses:
Refined products	74.2	86.0	(11.8)	(16)
Crude oil	18.2	21.2	(3.0)	(16)
Marine storage	15.3	17.2	(1.9)	(12)
Intersegment eliminations	(1.0)	(1.2)	0.2	20
Total operating expenses	106.7	123.2	(16.5)	(15)
Product margin:
Product sales revenue	173.1	146.5	(26.6)	(15)
Cost of product sales	136.2	113.6	22.6	17
Product margin(1)	36.9	32.9	(4.0)	(11)
Earnings of non-controlled entities	9.6	17.6	8.0	83
Operating margin	297.0	300.6	3.6	1
Depreciation and amortization expense	41.7	43.8	(2.1)	(5)
G&A expense	35.5	40.8	(5.3)	(15)
Operating profit	219.8	216.0	(3.8)	(2)
Interest expense (net of interest income and interest capitalized)	34.7	37.2	(2.5)	(7)
Gain on exchange of interest in non-controlled entity	—	(26.9)	26.9	n/a
Other expense (income)	0.3	(2.3)	2.6	n/a
Income before provision for income taxes	184.8	208.0	23.2	13
Provision for income taxes	1.2	0.9	0.3	25
Net income	$183.6	$207.1	$23.5	13
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.369	$1.416
Volume shipped (million barrels):
Gasoline	62.2	61.1
Distillates	36.9	36.3
Aviation fuel	5.2	5.5
Liquefied petroleum gases	1.0	1.6
Total volume shipped	105.3	104.5
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$1.112	$1.447
Volume shipped (million barrels)	50.0	43.7
Crude oil terminal average utilization (million barrels per month)	12.6	14.4
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(2)	15.0	18.8

Marine storage:
Marine terminal average utilization (million barrels per month)	23.6	23.5

(1) Product margin does not include depreciation or amortization expense.
(2) These volumes reflect the total shipments for the BridgeTex pipeline, which is owned 50% by us.

Transportation and terminals revenue increased $16.3 million resulting from:

•
an increase in refined products revenue of $4.2 million primarily attributable to higher tariff rates. The average rate per barrel in the current period was favorably impacted by the mid-year 2015 tariff rate increase of 4.6%;

•
an increase in crude oil revenue of $10.8 million primarily due to higher average rates and more shipments on our Longhorn pipeline system and new leased storage contracts. Overall crude oil shipments declined and average rate per barrel increased due to fewer barrels moving on our lower-priced Houston distribution system tariff structure to their ultimate destination. Instead, customers utilized space available on our capacity lease for shipments from BridgeTex pipeline or the longer-haul committed tariffs for Longhorn pipeline movements; and

•	an increase in marine storage revenue of $1.3 million primarily due to higher average storage rates from recently negotiated contract terms and annual rate escalations on existing agreements.
Operating expenses increased by $16.5 million primarily resulting from:

•
an increase in refined products expenses of $11.8 million primarily due to less favorable product overages (which reduce operating expenses), higher environmental accruals and more product handling costs related to the receipt of off-spec product in the current period;

•
an increase in crude oil expenses of $3.0 million primarily due to higher product handling costs related to the receipt of off-spec product and increased personnel costs, partially offset by more favorable product overages; and

•	an increase in marine storage expenses of $1.9 million primarily due to higher asset integrity spending related to the timing of tank maintenance work.
Product sales revenue resulted from our butane blending activities, transmix fractionation and product gains from our operations. We utilize New York Mercantile Exchange (“NYMEX”) contracts to hedge against changes in the price of petroleum products we expect to sell in the future, and we use butane futures agreements to hedge against changes in the price of butane we expect to purchase in future periods. See Note 8 –Derivative Financial Instruments in Item 1 – Consolidated Financial Statements for a discussion of our hedging strategies and how our use of NYMEX contracts and butane futures agreements impacts our product margin. Product margin decreased $4.0 million compared to first quarter 2015 due to lower sales prices as a result of reduced commodity prices, mostly offset by the gains recognized from changes in related NYMEX contracts. See Other Items—Commodity Derivative Agreements—Impact of Commodity Derivatives on Results of Operations below for more information about our NYMEX contracts.
Earnings of non-controlled entities increased $8.0 million primarily attributable to our share of earnings from BridgeTex Pipeline Company, LLC and Double Eagle Pipeline LLC, which both benefited from increased shipments during the current period.
Depreciation and amortization increased $2.1 million primarily due to expansion capital projects placed into service.
G&A was $5.3 million higher primarily due to additional headcount, increased payout expectations for our equity-based incentive compensation program and higher deferred board of director fees due to a decreasing price in our limited partner units during the first quarter of 2015, which reduced the corresponding 2015 expense.
Interest expense, net of interest income and interest capitalized, increased $2.5 million in first quarter 2016, primarily because our debt balance was higher in the current period compared to the same period in 2015, partially offset by higher capitalized interest. Our average outstanding debt increased from $3.1 billion in first quarter 2015 to $3.7 billion in first quarter 2016 primarily due to borrowings for expansion capital expenditures, including $650.0 million of senior notes issued in February 2016. Our weighted-average interest rate of 4.6% in first quarter 2016 was slightly lower than the 4.7% rate incurred in first quarter 2015.

In first quarter 2016, we recognized a $26.9 million non-cash gain related to the transfer of our 50% membership interest in Osage Pipe Line Company, LLC. See Note 4 – Investments in Non-Controlled Entities of the consolidated financial statements included in Item 1 of this report for more details regarding this transaction.
Other expense (income) was $2.6 million favorable due to a favorable non-cash adjustment for the change in the differential between the current spot price and forward price on fair value hedges associated with our crude oil tank bottoms and linefill assets.

Distributable Cash Flow

We calculate the non-GAAP measures of distributable cash flow (“DCF”) and adjusted EBITDA in the table below. Management uses DCF as a basis for recommending to our general partner’s board of directors the amount of cash distributions to be paid to our limited partners each period. Management also uses DCF as a basis for determining the payouts for the performance-based awards issued under our equity-based compensation plan. Adjusted EBITDA is an important measure that we and the investment community use to assess the financial results of an entity. We believe that investors benefit from having access to the same financial measures utilized by management for these evaluations. A reconciliation of DCF and adjusted EBITDA for the three months ended March 31, 2015 and 2016 to net income, which is its nearest comparable GAAP financial measure, follows (in millions):

	Three Months Ended March 31,		Increase (Decrease)
	2015	2016
Net income	$183.6	$207.1	$23.5
Interest expense, net(1)	34.8	37.2	2.4
Depreciation and amortization	41.7	43.8	2.1
Equity-based incentive compensation(2)	(13.0)	(7.7)	5.3
Loss on sale and retirement of assets	—	2.3	2.3
Gain on exchange of interest in non-controlled entity(3)	—	(26.9)	(26.9)
Commodity-related adjustments:
Derivative (gains) losses recognized in the period associated with future product transactions(4)	4.5	(8.0)	(12.5)
Derivative gains recognized in previous periods associated with product sales completed in the period(4)	56.4	21.7	(34.7)
Lower-of-cost-or-market adjustments(5)	(29.1)	(1.7)	27.4
Total commodity-related adjustments	31.8	12.0	(19.8)
Cash distributions received from non-controlled entities in excess of earnings for the period	4.9	2.3	(2.6)
Adjusted EBITDA	283.8	270.1	(13.7)
Interest expense, net, excluding debt issuance cost amortization(1)	(34.2)	(36.5)	(2.3)
Maintenance capital(6)	(16.5)	(28.3)	(11.8)
DCF	$233.1	$205.3	$(27.8)

(1)
In 2015, we adopted Accounting Standards Update (“ASU”) No. 2015-03, Interest: Simplifying the Presentation of Debt Issuance Costs. Under this new accounting standard, we have reclassified debt issuance cost amortization expense as interest expense. We have added back debt issuance cost amortization expense included in interest expense of $0.6 million and $0.7 million for purposes of calculating DCF for the three months ended March 31, 2015 and 2016, respectively.

(2)
Because we intend to satisfy vesting of units under our equity-based incentive compensation program with the issuance of limited partner units, expenses related to this program generally are deemed non-cash and added back for DCF purposes. Total equity-based incentive compensation expense for the three months ended March 31, 2015 and 2016 was $4.8 million and $6.7 million, respectively.

However, the figures above include an adjustment for minimum statutory tax withholdings we paid in 2015 and 2016 of $17.8 million and $14.4 million, respectively, for equity-based incentive compensation units that vested on the previous year end, which reduce DCF.

(3)
In February 2016, we transferred our 50% membership interest in Osage Pipe Line Company, LLC to an affiliate of HollyFrontier Corporation. In conjunction with this transaction, we entered into several commercial agreements with affiliates of HollyFrontier Corporation, which we recorded as intangible assets and other receivables in our consolidated balance sheets.  We recorded a $26.9 million non-cash gain in relation to this transaction.

(4)
Certain derivatives we use as economic hedges have not been designated as hedges for accounting purposes and the mark-to-market changes of these derivatives are recognized currently in earnings. In addition, we have designated certain derivatives we use to hedge our crude oil tank bottoms and linefill assets as fair value hedges, and the change in the differential between the current spot price and forward price on these hedges is recognized currently in earnings. We exclude the net impact of both of these adjustments from our determination of DCF until the hedged products are physically sold. In the period in which these products are physically sold, the net impact of the associated hedges is included in our determination of DCF.

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
Net cash provided by operating activities was $191.1 million and $209.6 million for the three months ended March 31, 2015 and 2016, respectively. The $18.5 million increase from 2015 to 2016 was due to higher net income related to activities previously described and changes in our working capital, partially offset by adjustments to non-cash items.
Investing Activities. Investing cash flows consist primarily of capital expenditures, investments in non-controlled entities and acquisitions.
Net cash used by investing activities for the three months ended March 31, 2015 and 2016 was $134.6 million and $199.0 million, respectively. During 2016, we spent $139.6 million for capital expenditures, which included $28.3 million for maintenance capital and $111.3 million for expansion capital. Also during the 2016 period, we contributed capital of $61.7 million in conjunction with our joint venture capital projects, which we account for as investments in non-controlled entities. During 2015, we spent $127.7 million for capital expenditures, which included $16.5 million for maintenance capital and $111.2 million for expansion capital. Also during the 2015 period, we contributed capital of $13.8 million in conjunction with our joint venture capital projects, which we account for as investments in non-controlled entities.
Financing Activities. Financing cash flows consist primarily of distributions to our unitholders and borrowings and repayments under long-term notes and our commercial paper program.
Net cash used by financing activities for the three months ended March 31, 2015 was $20.8 million and net cash provided by financing activities for the three months ended March 31, 2016 was $170.7 million. During 2016, we paid cash distributions of $178.8 million to our unitholders. Additionally, we received net proceeds of $649.2 million from borrowings under long-term notes, which were used in part to repay borrowings outstanding under our commercial paper program and for general partnership purposes, including expansion capital. Also, in February 2016, the cumulative amounts of the January 2013 equity-based incentive compensation award grants were settled by issuing 350,552 limited partner units and distributing those units to the long-term incentive plan (“LTIP”) participants, resulting in payments of associated tax withholdings of $14.4 million. During 2015, we paid cash distributions of $158.1 million to our unitholders. Additionally, we received net proceeds of $499.6 million from borrowings under long-term notes, which were or will be used in part to repay borrowings outstanding under our commercial paper program and for general partnership purposes, including expansion capital. In connection with the borrowings under long-term notes, we paid $42.9 million in settlement of associated interest rate swap agreements. Also, in January 2015, the cumulative amounts of the January 2012 equity-based incentive compensation award grants were settled by issuing 354,529 limited partner units and distributing those units to the LTIP participants, resulting in payments of associated tax withholdings of $17.8 million.
The quarterly distribution amount related to our first-quarter 2016 financial results (to be paid in second quarter 2016) is $0.8025 per unit.  If we are able to meet management’s targeted distribution growth of 10% during 2016 and the number of outstanding limited partner units remains at 227.8 million, total cash distributions of approximately $755.0 million will be paid to our unitholders related to 2016 earnings. Management believes we will have sufficient DCF to fund these distributions.

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

For the three months ended March 31, 2016, our maintenance capital spending was $28.3 million. For 2016, we expect to spend approximately $90.0 million on maintenance capital.

During the first three months of 2016, we spent $111.3 million for organic growth capital and contributed $61.7 million for capital projects in conjunction with our joint ventures. Based on the progress of expansion projects already underway, we expect to spend approximately $800.0 million for expansion capital during 2016, with an additional $150.0 million thereafter to complete our current projects.

Liquidity

Cash generated from operations is our primary source of liquidity for funding debt service, maintenance capital expenditures and quarterly distributions to our unitholders. Additional liquidity for purposes other than quarterly distributions, such as expansion capital expenditures and debt repayments, is available through borrowings under our commercial paper program and revolving credit facilities, as well as from other borrowings or issuances of debt or limited partner units (see Note 7 – Debt of the consolidated financial statements included in Item 1 of this report for detail of our borrowings and debt outstanding at December 31, 2015 and March 31, 2016). If capital markets do not permit us to issue additional debt and equity securities, our business may be adversely affected, and we may not be able to acquire additional assets and businesses, fund organic growth projects or continue paying cash distributions at the current level.

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

Other Items

Commodity Derivative Agreements. Certain of the business activities in which we engage result in our owning various commodities, which exposes us to commodity price risk. We use forward physical commodity contracts and NYMEX contracts to help manage this commodity price risk. We use forward physical contracts to purchase butane and sell refined products. We account for these forward physical contracts as normal purchase and sale contracts, using traditional accrual accounting.  We use NYMEX contracts to hedge against changes in prices of refined products and crude oil that we expect to sell and of butane that we expect to purchase in future periods. We use and account for those NYMEX contracts that qualify for hedge accounting treatment as either cash flow or fair value hedges, and we use and account for those NYMEX contracts that do not qualify for hedge accounting treatment as economic hedges. As of and for the three months ended March 31, 2016, our open derivative contracts and the impact of the derivatives we settled during the period were as follows:

Derivative Contracts Designated as Hedges

•
NYMEX contracts covering 0.7 million barrels of crude oil to hedge against future price changes of crude oil tank bottoms and linefill. These contracts, which we are accounting for as fair value hedges, mature between April 2016 and November 2017. Through March 31, 2016, the cumulative amount of gains from these agreements was $27.1 million. The cumulative gains from these fair value hedges were recorded as adjustments to the asset being hedged, and there has been no ineffectiveness recognized for these hedges. We exclude the differential between the current spot price and forward price from our assessment of hedge effectiveness for these fair value hedges. The net change in the amounts excluded from our assessment of hedge effectiveness during the three months ended March 31, 2016 was a gain of $2.3 million, which we recognized as other income on our consolidated statements of income.

Derivative Contracts Not Designated as Hedges – Open

•
NYMEX contracts covering 2.1 million barrels of refined products and crude oil related to our butane blending, fractionation and certain crude oil inventory. These contracts mature between April and December 2016 and are being accounted for as economic hedges. Through March 31, 2016, the cumulative amount of net unrealized gains associated with these agreements was $18.0 million. We recorded these gains as an adjustment to product sales revenue, of which $15.9 million was recognized in 2015 and $2.1 million was recognized in 2016.

•
NYMEX contracts covering 1.5 million barrels of refined products and crude oil related to inventory we carry that resulted from pipeline product overages. These contracts, which mature between April and June 2016, are being accounted for as economic hedges. Through March 31, 2016, the cumulative amount of net unrealized gains associated with these agreements was $1.1 million. We recorded these gains as an adjustment to operating expense, of which $0.6 million was recognized in 2015 and $0.5 million was recognized in 2016.

•
NYMEX contracts covering 0.3 million barrels of butane purchases that mature between April and December 2016, which are being accounted for as economic hedges. Through March 31, 2016, the cumulative amount of net unrealized losses associated with these agreements was $1.5 million. We recorded these losses as an adjustment to cost of product sales, of which $1.6 million of net losses was recognized in 2015 and $0.1 million of net gains was recognized in 2016.

Derivative Contracts Not Designated as Hedges – Settled

•
NYMEX contracts covering 2.3 million barrels of refined products related to economic hedges of products from our butane blending, fractionation and certain crude oil inventory activities that we sold during 2016.  We recognized a gain of $13.9 million in 2016 related to these contracts, which we recorded as an adjustment to product sales revenue.

•
NYMEX contracts covering 1.4 million barrels of refined products and crude oil related to economic hedges of product inventories from product overages on our pipeline system that we sold during 2016.  We recognized a gain of $2.1 million in 2016 on the settlement of these contracts, which we recorded as an adjustment to operating expense.

•
NYMEX contracts covering 0.6 million barrels related to economic hedges of butane purchases we made during 2016 associated with our butane blending activities.  We recognized a loss of $0.5 million in 2016 on the settlement of these contracts, which we recorded as an adjustment to cost of product sales.

Impact of Commodity Derivatives on Results of Operations

The following tables provide a summary of the positive and (negative) impacts of the mark-to-market gains and losses associated with NYMEX contracts on our results of operations for the respective periods presented (in millions):

	Three Months Ended March 31, 2015
	Product Sales Revenue	Cost of Product Sales	Operating Expense	Other Expense	Net Impact on Net Income
NYMEX gains (losses) recorded on open contracts during the period	$(1.7)	$(1.0)	$2.1	$(0.3)	$(0.9)
NYMEX gains (losses) recognized on settled contracts during the period	5.6	(0.2)	(0.8)	—	4.6
Net impact of NYMEX contracts	$3.9	$(1.2)	$1.3	$(0.3)	$3.7

	Three Months Ended March 31, 2016
	Product Sales Revenue	Cost of Product Sales	Operating Expense	Other Income	Net Impact on Net Income
NYMEX gains recorded on open contracts during the period	$2.1	$0.1	$0.5	$2.3	$5.0
NYMEX gains (losses) recognized on settled contracts during the period	13.9	(0.5)	2.1	—	15.5
Net impact of NYMEX contracts	$16.0	$(0.4)	$2.6	$2.3	$20.5

Related Party Transactions. See Note 13 – Related Party Transactions in Item 1 of this report for detail of our related party transactions.

Board of Director Changes. On March 25, 2016, Patrick C. Eilers, an independent member of our general partner’s board of directors, resigned from the board to pursue other interests. Mr. Eilers accepted a full-time position with a firm that has a policy restricting its employees from serving on the board of directors of a public company. Mr. Eilers’ resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risk through changes in commodity prices and interest rates. We have established policies to monitor and control these market risks. We use derivative agreements to help manage our exposure to commodity price and interest rate risks.

Commodity Price Risk

Our commodity price risk primarily arises from our butane blending and fractionation activities, and from managing product overages associated with our refined products and crude oil pipelines. We use derivatives such as forward physical contracts and NYMEX contracts to help us manage commodity price risk.

Forward physical contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of March 31, 2016, we had commitments under forward purchase and sale contracts used in our butane blending and fractionation activities as follows (in millions):

	Total	< 1 Year	1 - 3 Years
Forward purchase contracts – notional value	$50.5	39.6	10.9
Forward purchase contracts – barrels	1.7	1.3	0.4
Forward sales contracts – notional value	$15.9	14.9	1.0
Forward sales contracts – barrels	0.3	0.3	—

We use NYMEX contracts to hedge against changes in the price of petroleum products we expect to sell or purchase. Some of these NYMEX contracts qualify for hedge accounting treatment, and we designate and account for these contracts as either cash flow or fair value hedges. We account for those NYMEX contracts that do not qualify for hedge accounting treatment as economic hedges.

At March 31, 2016, we had open NYMEX contracts representing 4.3 million barrels of petroleum products we expect to sell in the future. Additionally, we had open NYMEX contracts for 0.3 million barrels of butane we expect to purchase in the future. At March 31, 2016, the fair value of our open NYMEX contracts was a net asset of $22.6 million.

At March 31, 2016, open NYMEX contracts, primarily sales contracts, representing 3.6 million barrels of petroleum products did not qualify for hedge accounting treatment. A $10.00 per barrel increase in the price of these NYMEX contracts for the related petroleum products would result in a $36.0 million decrease in our operating profit and a $10.00 per barrel decrease in the price of these NYMEX contracts would result in a $36.0 million increase in our operating profit.

At March 31, 2016, we had open NYMEX contracts, primarily purchase contracts, representing 0.3 million barrels of butane we expect to purchase in the future. Relative to these agreements, a $10.00 per barrel increase in the price of butane would result in a $3.0 million increase in our operating profit and a $10.00 per barrel decrease in the price of butane would result in a $3.0 million decrease in our operating profit.

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

During 2015 and 2016, we entered into $250.0 million of forward-starting interest rate swap agreements to hedge against the risk of variability of future interest payments on a portion of debt we anticipate issuing in 2016. The fair value of these contracts at March 31, 2016 was a liability of $11.0 million. We account for these agreements as cash flow hedges. A 0.125% decrease in the interest rates would result in an increase in the fair value of this liability of approximately $3.1 million. A 0.125% increase in the interest rates would result in a decrease of this liability of approximately $3.0 million.

ITEM 4.	CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) of the Securities Exchange Act) as of the end of the period covered by the date of this report. We performed this evaluation under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and practices are effective in providing reasonable assurance that all required disclosures are included in the current report. Additionally, these disclosure controls and practices are effective in ensuring that information required to be disclosed is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that discuss our expected future results based on current and pending business operations. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “targets,” “believes,” “continue,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “might,” “plans,” “potential,” “projected,” “scheduled,” “should,” “will” and other similar expressions. Although we believe our forward-looking statements are based on reasonable assumptions, statements made regarding future results are not guarantees of future performance and subject to numerous assumptions, uncertainties and risks that are difficult to predict. Therefore, actual outcomes and results may be materially different from the results stated or implied in such forward-looking statements included in this report.

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

•	our ability to manage interest rate and commodity price exposures;

•	changes in our tariff rates implemented by the Federal Energy Regulatory Commission, the U.S. Surface Transportation Board or state regulatory agencies;

•	shut-downs or cutbacks at refineries, oil wells, petrochemical plants, ammonia production facilities or other customers or businesses that use or supply our services;

•	the effect of weather patterns and other natural phenomena, including climate change, on our operations and demand for our services;

•	an increase in the competition our operations encounter;

•	the occurrence of natural disasters, terrorism, operational hazards, equipment failures, system failures or unforeseen interruptions;

•	our ability to obtain adequate levels of insurance at a reasonable cost, and the potential for losses to exceed the insurance coverage we do obtain;

•
the treatment of us as a corporation for federal or state income tax purposes or if we become subject to significant forms of other taxation or more aggressive enforcement or increased assessments under existing forms of taxation;

•	our ability to identify expansion projects or to complete identified expansion projects on time and at projected costs;

•	our ability to make and integrate accretive acquisitions and joint ventures and successfully execute our business strategy;

•	uncertainty of estimates, including accruals and costs of environmental remediation;

•	our ability to cooperate with and rely on our joint venture co-owners;

•	actions by rating agencies concerning our credit ratings;

•	our ability to timely obtain and maintain all necessary approvals, consents and permits required to operate our existing assets and to construct, acquire and operate any new or modified assets;

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

•	the effect of changes in accounting policies;

•	the potential that our internal controls may not be adequate, weaknesses may be discovered or remediation of any identified weaknesses may not be successful;

•	the ability of our customers, vendors, lenders, joint venture co-owners or other third parties to perform on their contractual obligations to us;

•	petroleum product supply disruptions;

•	global and domestic repercussions from terrorist activities, including cyber attacks, and the government’s response thereto; and

•
other factors and uncertainties inherent in the transportation, storage and distribution of petroleum products and ammonia, and the operation, acquisition and construction of assets related to such activities.

This list of important factors is not exclusive. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions or otherwise.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Clean Water Act Information Requests and Claims. In July 2011, we received an information request from the EPA pursuant to Section 308 of the Clean Water Act regarding a pipeline release near Texas City, Texas in February 2011 (the "Texas Release").  In April 2012, we received a similar information request from the EPA pursuant to Section 308 of the Clean Water Act regarding a pipeline release near Nemaha, Nebraska in December 2011 (the "Nebraska Release").   In October 2015, we received a letter from the U.S. Department of Justice ("DOJ Letter") stating that the Clean Water Act claims arising out of the Texas Release, the Nebraska Release and a pipeline release near El Dorado, Kansas in May 2015 have all been referred to the U.S. Department of Justice for enforcement.  The DOJ Letter proposed a settlement of Clean Water Act claims related to the three releases in the form of an enforceable commitment from us to take certain yet to be determined steps to prevent future releases and a civil penalty of $2.8 million.  In response to the DOJ Letter, we are engaged in discussions with the U.S. Department of Justice in an effort to settle the Clean Water Act claims on terms that are mutually agreeable.  While the results cannot be predicted with certainty, we believe the ultimate resolution of these matters will not have a material impact on our results of operations, financial position or cash flows.
U.S. Oil Recovery, EPA ID No.: TXN000607093 Superfund Site. We have liability at the U.S. Oil Recovery Superfund Site in Pasadena, Texas as a potential responsible party (“PRP”) under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”). As a result of the EPA’s Administrative Settlement Agreement and Order on Consent for Removal Action, filed August 25, 2011, EPA Region 6, CERCLA Docket No. 06-10-11, we voluntarily entered into the PRP group responsible for the site investigation, stabilization and subsequent site cleanup. We have paid $15,000 associated with the assessment phase. Until this assessment phase has been completed, we cannot reasonably estimate our proportionate share of the remediation costs associated with this site. While the results cannot be reasonably estimated, we believe the ultimate resolution of this matter will not have a material impact on our results of operations, financial position or cash flows.
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

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number		Description

Exhibit 4.1*	—
Sixth Supplemental Indenture dated as of February 29, 2016, between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Form 8-K filed February 29, 2016).

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

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on May 4, 2016.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	Magellan GP, LLC,
its general partner

/s/ Aaron L. Milford
Aaron L. Milford
Chief Financial Officer
(Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibit Number		Description

Exhibit 4.1*	—
Sixth Supplemental Indenture dated as of February 29, 2016, between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Form 8-K filed February 29, 2016).

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