Form 10-Q
period 2016-06-30
MAGELLAN MIDSTREAM PARTNERS LP
filed 2016-08-02
CIK 1126975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

As of August 1, 2016, there were 227,783,916 outstanding limited partner units of Magellan Midstream Partners, L.P. that trade on the New York Stock Exchange under the ticker symbol “MMP.”

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
Transportation and terminals revenue	$384,901	$392,240	$738,713	$762,315
Product sales revenue	109,969	123,689	283,096	270,251
Affiliate management fee revenue	3,558	2,968	6,921	6,147
Total revenue	498,428	518,897	1,028,730	1,038,713
Costs and expenses:
Operating	142,318	134,162	249,025	257,395
Cost of product sales	94,507	95,703	230,686	209,288
Depreciation and amortization	40,440	43,302	82,137	87,056
General and administrative	37,942	34,542	73,440	75,416
Total costs and expenses	315,207	307,709	635,288	629,155
Earnings of non-controlled entities	24,542	15,339	34,132	32,967
Operating profit	207,763	226,527	427,574	442,525
Interest expense	40,396	48,686	77,590	92,410
Interest income	(334)	(404)	(683)	(765)
Interest capitalized	(2,946)	(7,130)	(5,053)	(13,266)
Gain on exchange of interest in non-controlled entity	—	(1,244)	—	(28,144)
Other income	(6,539)	(1,925)	(6,260)	(4,195)
Income before provision for income taxes	177,186	188,544	361,980	396,485
Provision for income taxes	(205)	685	953	1,556
Net income	$177,391	$187,859	$361,027	$394,929
Basic net income per limited partner unit	$0.78	$0.82	$1.59	$1.73
Diluted net income per limited partner unit	$0.78	$0.82	$1.59	$1.73
Weighted average number of limited partner units outstanding used for basic net income per unit calculation(1)	227,631	227,952	227,578	227,889
Weighted average number of limited partner units outstanding used for diluted net income per unit calculation(1)	227,631	227,983	227,578	227,921

(1) See Note 10–Long-Term Incentive Plan for additional information regarding our weighted average unit calculations.

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Net income	$177,391	$187,859	$361,027	$394,929
Other comprehensive income:
Derivative activity:
Net gain (loss) on cash flow hedges(1)	1,936	(8,631)	(13,529)	(21,109)
Reclassification of net loss on cash flow hedges to income(1)	388	388	588	776
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Amortization of prior service credit(2)	(928)	(974)	(1,856)	(1,947)
Amortization of actuarial loss(2)	2,023	1,292	3,595	2,693
Total other comprehensive income (loss)	3,419	(7,925)	(11,202)	(19,587)
Comprehensive income	$180,810	$179,934	$349,825	$375,342
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

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2015	June 30, 2016
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$28,731	$34,263
Trade accounts receivable	83,893	93,329
Other accounts receivable	12,701	19,368
Inventory	130,868	156,430
Energy commodity derivatives contracts, net	39,243	7,359
Energy commodity derivatives deposits	—	28,528
Other current assets	43,418	46,305
Total current assets	338,854	385,582
Property, plant and equipment	6,166,766	6,470,356
Less: Accumulated depreciation	1,347,537	1,428,426
Net property, plant and equipment	4,819,229	5,041,930
Investments in non-controlled entities	765,628	850,401
Long-term receivables	20,374	18,134
Goodwill	53,260	53,260
Other intangibles (less accumulated amortization of $13,709 and $5,676 at December 31, 2015 and June 30, 2016, respectively)	1,856	52,337
Tank bottoms	27,533	35,492
Other noncurrent assets	14,833	11,068
Total assets	$6,041,567	$6,448,204

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$104,094	$118,484
Accrued payroll and benefits	51,764	36,827
Accrued interest payable	51,296	62,294
Accrued taxes other than income	51,587	45,124
Environmental liabilities	15,679	15,572
Deferred revenue	81,627	98,562
Accrued product purchases	31,339	22,481
Energy commodity derivatives deposits	24,252	—
Current portion of long-term debt, net	250,335	250,083
Other current liabilities	51,099	64,235
Total current liabilities	713,072	713,662
Long-term debt, net	3,189,287	3,574,898
Long-term pension and benefits	77,551	81,863
Other noncurrent liabilities	24,162	26,412
Environmental liabilities	15,759	13,171
Commitments and contingencies
Partners’ capital:
Limited partner unitholders (227,427 units and 227,784 units outstanding at December 31, 2015 and June 30, 2016, respectively)	2,118,086	2,154,135
Accumulated other comprehensive loss	(96,350)	(115,937)
Total partners’ capital	2,021,736	2,038,198
Total liabilities and partners’ capital	$6,041,567	$6,448,204

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2015	2016
Operating Activities:
Net income	$361,027	$394,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	82,137	87,056
Loss on sale and retirement of assets	2,084	3,263
Earnings of non-controlled entities	(34,132)	(32,967)
Distributions of earnings from investments in non-controlled entities	31,243	31,080
Equity-based incentive compensation expense	10,539	10,059
Amortization of prior service credit and actuarial loss	1,739	746
Gain on exchange of interest in non-controlled entity	—	(28,144)
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	3,096	(10,703)
Inventory	(2,158)	(25,562)
Energy commodity derivatives contracts, net of derivatives deposits	(1,411)	(17,121)
Accounts payable	8,406	9,125
Accrued payroll and benefits	(14,722)	(14,937)
Accrued interest payable	6,064	10,998
Accrued taxes other than income	(1,023)	(6,463)
Accrued product purchases	(22,726)	(8,858)
Deferred revenue	36	16,935
Current and noncurrent environmental liabilities	116	(2,695)
Other current and noncurrent assets and liabilities	(15,496)	(9,673)
Net cash provided by operating activities	414,819	407,068
Investing Activities:
Additions to property, plant and equipment, net(1)	(275,848)	(310,133)
Proceeds from sale and disposition of assets	3,153	4,756
Acquisition of business	(54,678)	—
Investments in non-controlled entities	(36,443)	(109,933)
Distributions in excess of earnings of non-controlled entities	—	1,942
Net cash used by investing activities	(363,816)	(413,368)
Financing Activities:
Distributions paid	(321,239)	(361,605)
Net commercial paper repayments	(151,960)	(255,966)
Borrowings under long-term notes	499,589	649,187
Debt placement costs	(4,734)	(5,408)
Net payment on financial derivatives	(42,908)	—
Settlement of tax withholdings on long-term incentive compensation	(17,784)	(14,376)
Net cash provided (used) by financing activities	(39,036)	11,832
Change in cash and cash equivalents	11,967	5,532
Cash and cash equivalents at beginning of period	17,063	28,731
Cash and cash equivalents at end of period	$29,030	$34,263

Supplemental non-cash investing and financing activities:
Contribution of property, plant and equipment to a non-controlled entity	$13,252	$—
Issuance of limited partner units in settlement of equity-based incentive plan awards	$8,045	$7,092

(1) Additions to property, plant and equipment	$(268,849)	$(321,085)
Changes in accounts payable and other current liabilities related to capital expenditures	(6,999)	10,952
Additions to property, plant and equipment, net	$(275,848)	$(310,133)

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

Description of Business

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil.  As of June 30, 2016, our asset portfolio, including the assets of our joint ventures, consisted of:

•
our refined products segment, comprised of our 9,700-mile refined products pipeline system with 54 terminals as well as 26 independent terminals not connected to our pipeline system and our 1,100-mile ammonia pipeline system;

•
our crude oil segment, comprised of approximately 1,600 miles of crude oil pipelines and storage facilities with an aggregate storage capacity of approximately 22 million barrels, of which approximately 15 million barrels are used for leased storage; and

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of Presentation

In the opinion of management, our accompanying consolidated financial statements which are unaudited, except for the consolidated balance sheet as of December 31, 2015, which is derived from our audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2016, the results of operations for the three and six months ended June 30, 2015 and 2016 and cash flows for the six months ended June 30, 2015 and 2016. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016 as profits from our butane blending activities are realized largely during the first and fourth quarters of each year. Additionally, gasoline demand, which drives transportation volumes and revenues on our pipeline systems, generally trends higher during the summer driving months. Further, the volatility of commodity prices impacts the profits from our commodity activities and, to a lesser extent, the volume of petroleum products we ship on our pipelines.

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

We elected to early adopt ASU 2016-09 during the first quarter of 2016, and this adoption did not have a material impact on our consolidated financial statements. In conjunction with our adoption of this new accounting standard, we have elected to account for equity-based compensation forfeitures as they occur. Additionally, and consistent with our prior accounting policy, we continue to show cash paid when directly withholding shares for tax withholding purposes as a financing activity in our statements of cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires companies that lease valuable assets like aircraft, real estate, and heavy equipment to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. The new accounting model for lessors remains largely the same, although some changes have been made to align it with the new lessee model and the new revenue recognition guidance. This update also requires companies to disclose in the footnotes to their financial statements information about the amount, timing and uncertainty for the payments they make for the lease arrangements. Public companies

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

will have to begin applying the standard for fiscal years and quarters that start after December 15, 2018, although early adoption is permitted. We are currently in the process of evaluating the impact this new standard will have on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which eliminates the industry-specific guidance in U.S. GAAP and produces a single, principles-based method for companies to report revenue in their financial statements. This standard requires companies to make more estimates and use more judgment than under current guidance. In addition, all companies must compile more extensive footnote disclosures about how the revenue numbers were derived. This ASU requires full retrospective, modified retrospective or use of the cumulative effect method during the period of adoption. In July 2015, the FASB extended the effective date of this standard from January 1, 2017 to January 1, 2018. We are currently in the process of evaluating the impact this new standard will have on our financial statements.

2.	Product Sales Revenue
The amounts reported as product sales revenue on our consolidated statements of income include revenue from the physical sale of petroleum products and mark-to-market adjustments from New York Mercantile Exchange (“NYMEX”) contracts. See Note 8 – Derivative Financial Instruments for a discussion of our commodity hedging strategies and how our NYMEX contracts impact product sales revenue. All of the petroleum products inventory we physically sell associated with our butane blending and fractionation activities, as well as the barrels from product gains we obtain from our operations, are reported as product sales revenue on our consolidated statements of income.
For the three and six months ended June 30, 2015 and 2016, product sales revenue included the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
Physical sale of petroleum products	$133,319	$135,459	$302,566	$266,039
Change in value of NYMEX contracts	(23,350)	(11,770)	(19,470)	4,212
Total product sales revenue	$109,969	$123,689	$283,096	$270,251

3.	Segment Disclosures

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2015
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$238,317	$102,035	$44,549	$—	$384,901
Product sales revenue(1)	109,323	—	646	—	109,969
Affiliate management fee revenue	—	3,211	347	—	3,558
Total revenue	347,640	105,246	45,542	—	498,428
Operating expenses	105,081	22,293	15,881	(937)	142,318
Cost of product sales(1)	94,326	—	181	—	94,507
Losses (earnings) of non-controlled entities	43	(23,905)	(680)	—	(24,542)
Operating margin	148,190	106,858	30,160	937	286,145
Depreciation and amortization expense	23,962	8,264	7,277	937	40,440
G&A expenses	23,893	9,031	5,018	—	37,942
Operating profit	$100,335	$89,563	$17,865	$—	$207,763

	Three Months Ended June 30, 2016
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$247,842	$101,340	$43,058	$—	$392,240
Product sales revenue(1)	122,311	(28)	1,406	—	123,689
Affiliate management fee revenue	124	2,486	358	—	2,968
Total revenue	370,277	103,798	44,822	—	518,897
Operating expenses	98,500	20,550	16,275	(1,163)	134,162
Cost of product sales(1)	94,392	1,016	295	—	95,703
Losses (earnings) of non-controlled entities	38	(14,711)	(666)	—	(15,339)
Operating margin	177,347	96,943	28,918	1,163	304,371
Depreciation and amortization expense	24,971	9,062	8,106	1,163	43,302
G&A expenses	20,498	9,146	4,898	—	34,542
Operating profit	$131,878	$78,735	$15,914	$—	$226,527

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2015
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$459,000	$192,901	$86,812	$—	$738,713
Product sales revenue(1)	281,962	—	1,134	—	283,096
Affiliate management fee revenue	—	6,238	683	—	6,921
Total revenue	740,962	199,139	88,629	—	1,028,730
Operating expenses	179,293	40,460	31,216	(1,944)	249,025
Cost of product sales(1)	229,960	—	726	—	230,686
Losses (earnings) of non-controlled entities	98	(32,829)	(1,401)	—	(34,132)
Operating margin	331,611	191,508	58,088	1,944	583,151
Depreciation and amortization expense	47,409	16,493	16,291	1,944	82,137
G&A expenses	46,492	17,117	9,831	—	73,440
Operating profit	$237,710	$157,898	$31,966	$—	$427,574

	Six Months Ended June 30, 2016
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$472,592	$203,068	$86,655	$—	$762,315
Product sales revenue(1)	266,227	1,715	2,309	—	270,251
Affiliate management fee revenue	204	5,270	673	—	6,147
Total revenue	739,023	210,053	89,637	—	1,038,713
Operating expenses	184,485	41,742	33,523	(2,355)	257,395
Cost of product sales(1)	206,248	2,361	679	—	209,288
Losses (earnings) of non-controlled entities	80	(31,690)	(1,357)	—	(32,967)
Operating margin	348,210	197,640	56,792	2,355	604,997
Depreciation and amortization expense	50,091	18,931	15,679	2,355	87,056
G&A expenses	45,859	18,926	10,631	—	75,416
Operating profit	$252,260	$159,783	$30,482	$—	$442,525

(1) Includes gains (losses) on related NYMEX contracts. See Note 8–Derivative Financial Instruments.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Investments in Non-Controlled Entities

Our investments in non-controlled entities at June 30, 2016 were comprised of:

Entity	Ownership Interest
BridgeTex Pipeline Company, LLC (“BridgeTex”)	50%
Double Eagle Pipeline LLC (“Double Eagle”)	50%
HoustonLink Pipeline Company, LLC (“HoustonLink”)	50%
Powder Springs Logistics, LLC (“Powder Springs”)	50%
Saddlehorn Pipeline Company, LLC (“Saddlehorn”)	40%
Seabrook Logistics, LLC (“Seabrook”)	50%
Texas Frontera, LLC (“Texas Frontera”)	50%

In February 2016, we transferred our 50% membership interest in Osage Pipe Line Company, LLC (“Osage”) to an affiliate of HollyFrontier Corporation. In conjunction with this transaction, we entered into several commercial agreements with affiliates of HollyFrontier Corporation. We recorded these commercial agreements as $43.7 million of intangible assets and $8.3 million of other receivables in our consolidated balance sheets. The intangible assets will be amortized over the 20-year life of the contracts received. The total gain recorded was $28.1 million, which includes $26.9 million recorded in the first quarter of 2016 and an additional $1.2 million recorded in the second quarter of 2016 for proceeds received for a working capital settlement related to the transaction.

The management fees we have recognized from BridgeTex, Osage, Powder Springs, Saddlehorn and Texas Frontera are reported as affiliate management fee revenue on our consolidated statements of income.  In addition, we receive reimbursement from certain of our joint ventures for costs incurred during construction, which we included as reductions to costs and expenses on our consolidated statements of income. During the second quarter of 2016, we received construction cost reimbursements of $0.8 million from Saddlehorn, $0.1 million from Powder Springs, $0.1 million from HoustonLink and $0.1 million from Seabrook. During the six months ended June 2016, we received construction cost reimbursements of $1.2 million from Saddlehorn, $0.1 million from Powder Springs, $0.1 million from HoustonLink and $0.1 million from Seabrook.

We recognized pipeline capacity lease revenue from BridgeTex of $8.5 million and $8.8 million for the three months ended June 30, 2015 and 2016, respectively, and $16.9 million and $17.7 million for the six months ended June 30, 2015 and 2016, respectively, which we included in transportation and terminals revenue on our consolidated statements of income.

We recognized throughput revenue from Double Eagle of $0.9 million and $0.9 million for the three months ended June 30, 2015 and 2016, respectively, and $1.8 million and $1.6 million for the six months ended June 30, 2015 and 2016, respectively, which we included in transportation and terminals revenue on our consolidated statements of income.  At December 31, 2015 and June 30, 2016, respectively, we recognized a $0.2 million and $0.4 million trade accounts receivable from Double Eagle.

The financial results from Texas Frontera are included in our marine storage segment, the financial results from BridgeTex, Double Eagle, HoustonLink, Osage, Saddlehorn and Seabrook are included in our crude oil segment and the financial results from Powder Springs are included in our refined products segment, each as earnings/losses of non-controlled entities.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of our investments in non-controlled entities follows (in thousands):

	BridgeTex	All Others	Consolidated
Investments at December 31, 2015	$495,267	$270,361	$765,628
Additional investment	7,003	102,930	109,933
Exchange of investment in non-controlled entity	—	(25,105)	(25,105)
Earnings of non-controlled entities:
Proportionate share of earnings	29,234	4,890	34,124
Amortization of excess investment and capitalized interest	(1,019)	(138)	(1,157)
Earnings of non-controlled entities	28,215	4,752	32,967
Less:
Distributions of earnings from investments in non-controlled entities	28,215	2,865	31,080
Distributions in excess of earnings of non-controlled entities	899	1,043	1,942
Investments at June 30, 2016	$501,371	$349,030	$850,401

Summarized financial information of our non-controlled entities for the three and six months ended June 30, 2015 and 2016 follows (in thousands):

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2016
	BridgeTex	All Others	Consolidated	BridgeTex	All Others	Consolidated
Revenue	$61,629	$11,627	$73,256	$48,426	$10,020	$58,446
Net income	$45,619	$4,793	$50,412	$27,219	$4,492	$31,711

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2016
	BridgeTex	All Others	Consolidated	BridgeTex	All Others	Consolidated
Revenue	$98,765	$21,147	$119,912	$99,224	$21,429	$120,653
Net income	$63,656	$7,374	$71,030	$58,467	$9,758	$68,225

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Inventory

Inventory at December 31, 2015 and June 30, 2016 was as follows (in thousands):

	December 31, 2015	June 30, 2016
Refined products	$57,455	$44,809
Crude oil	28,385	43,767
Transmix	21,297	23,195
Liquefied petroleum gases	17,954	38,846
Additives	5,777	5,813
Total inventory	$130,868	$156,430

6.	Employee Benefit Plans
We sponsor two pension plans for certain union employees and a pension plan primarily for non-union employees, a postretirement benefit plan for selected employees and a defined contribution plan. The following tables present our consolidated net periodic benefit costs related to the pension and postretirement benefit plans for the three and six months ended June 30, 2015 and 2016 (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2016
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$4,975	$56	$4,405	$62
Interest cost	2,008	109	1,933	110
Expected return on plan assets	(2,123)	—	(2,331)	—
Amortization of prior service credit	—	(928)	(45)	(929)
Amortization of actuarial loss	1,806	217	1,107	185
Net periodic benefit cost (credit)	$6,666	$(546)	$5,069	$(572)

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2016
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$9,445	$122	$9,093	$123
Interest cost	3,877	219	3,978	220
Expected return on plan assets	(4,019)	—	(4,459)	—
Amortization of prior service credit	—	(1,856)	(90)	(1,857)
Amortization of actuarial loss	3,153	442	2,324	369
Net periodic benefit cost (credit)	$12,456	$(1,073)	$10,846	$(1,145)

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contributions estimated to be paid into the plans in 2016 are $22.9 million and $0.6 million for the pension and other postretirement benefit plans, respectively.

We match our employees’ qualifying contributions to our defined contribution plan, resulting in expense to us. Expenses related to the defined contribution plan were $2.2 million and $2.4 million, respectively, for the three months ended June 30, 2015 and 2016 and $5.0 million and $5.4 million, respectively, for the six months ended June 30, 2015 and 2016.

Amounts Included in AOCL

The changes in AOCL related to employee benefit plan assets and benefit obligations for the three and six months ended June 30, 2015 and 2016 were as follows (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2016
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(61,910)	$(2,399)	$(61,107)	$(4,689)
Amortization of prior service credit	—	(928)	(45)	(929)
Amortization of actuarial loss	1,806	217	1,107	185
Ending balance	$(60,104)	$(3,110)	$(60,045)	$(5,433)

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2016
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(63,257)	$(1,696)	$(62,279)	$(3,945)
Amortization of prior service credit	—	(1,856)	(90)	(1,857)
Amortization of actuarial loss	3,153	442	2,324	369
Ending balance	$(60,104)	$(3,110)	$(60,045)	$(5,433)

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Debt
The carrying amount of our consolidated debt at December 31, 2015 and June 30, 2016 was as follows (in thousands, except as otherwise noted):

	December 31, 2015	June 30, 2016	Weighted-Average Interest Rate for the Six Months Ended June 30, 2016 (1)
Commercial paper(2)	$279,801	$23,863	0.7%
$250.0 million of 5.65% Notes due 2016(3)	250,208	250,083	5.7%
$250.0 million of 6.40% Notes due 2018	254,694	253,763	5.5%
$550.0 million of 6.55% Notes due 2019	562,600	560,902	5.7%
$550.0 million of 4.25% Notes due 2021	553,002	552,750	4.0%
$250.0 million of 3.20% Notes due 2025	247,788	247,907	3.2%
$650.0 million of 5.00% Notes due 2026(2)	—	643,978	5.0%
$250.0 million of 6.40% Notes due 2037	247,230	247,286	6.4%
$250.0 million of 4.20% Notes due 2042	246,142	246,201	4.2%
$550.0 million of 5.15% Notes due 2043	550,819	550,863	5.1%
$250.0 million of 4.20% Notes due 2045	247,338	247,385	4.6%
Total debt	3,439,622	3,824,981	4.8%
Less: current portion of long-term debt, net	250,335	250,083
Long-term debt, net(4)	$3,189,287	$3,574,898

(1)	Weighted-average interest rate includes the amortization/accretion of discounts, premiums and gains/losses realized on historical cash flow and fair value hedges recognized as interest expense.

(2)
These borrowings were outstanding for only a portion of the six-month period ending June 30, 2016. The weighted-average interest rate for these borrowings was calculated based on the number of days the borrowings were outstanding during the noted period.

(3)	These borrowings will mature in October 2016 and are reflected in current debt on our consolidated balance sheets at December 31, 2015 and June 30, 2016.

(4)	Long-term debt is presented net of unamortized debt issuance costs of $18.7 million and $22.9 million at December 31, 2015 and June 30, 2016, respectively.

All of the instruments detailed in the table above are senior indebtedness.

The face value of our debt at December 31, 2015 and June 30, 2016 was $3.4 billion and $3.8 billion, respectively. The difference between the face value and carrying value of our debt outstanding is the unamortized portion of terminated fair value hedges and the unamortized discounts and premiums on debt issuances. Realized gains and losses on fair value hedges and note discounts and premiums are being amortized or accreted to the applicable notes over the respective lives of those notes.

2016 Debt Offering

In February 2016, we issued $650.0 million of our 5.00% notes due 2026 in an underwritten public offering. The notes were issued at 99.875% of par. Net proceeds from this offering were approximately $643.8 million, after underwriting discounts and offering expenses of $5.4 million. The net proceeds from this offering were used to repay borrowings outstanding under our commercial paper program and for general partnership purposes, including expansion capital.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Debt

Revolving Credit Facilities. At June 30, 2016, the total borrowing capacity under our revolving credit facility with a maturity date of October 27, 2020 was $1.0 billion. Any borrowings outstanding under this facility are classified as long-term debt on our consolidated balance sheets. Borrowings under this facility are unsecured and bear interest at LIBOR plus a spread ranging from 1.000% to 1.625% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate between 0.100% and 0.275% depending on our credit ratings. The unused commitment fee was 0.125% at June 30, 2016. Borrowings under this facility may be used for general partnership purposes, including capital expenditures. As of December 31, 2015 and June 30, 2016, respectively, there were no borrowings outstanding under this facility, with $6.3 million obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets, but decrease our borrowing capacity under this facility.

At June 30, 2016, the total borrowing capacity under our 364-day credit facility was $250.0 million. This credit facility matures on October 25, 2016, subject to a term-out option. We may exercise the term-out option no later than 30 days prior to October 25, 2016 and elect to have all outstanding borrowings converted into a term loan due and payable on October 25, 2018, subject to the payment of a term-out fee. Any borrowings under this credit facility are classified as current debt on our consolidated balance sheets. Borrowings under this facility are unsecured and bear interest at LIBOR plus a spread ranging from 1.000% to 1.625% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate between 0.080% and 0.225% depending on our credit ratings. The unused commitment fee was 0.100% at June 30, 2016. Borrowings under this facility may be used for general partnership purposes, including capital expenditures. As of December 31, 2015 and June 30, 2016, respectively, there were no borrowings outstanding under this facility.

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

As of June 30, 2016, we had entered into $250.0 million of forward-starting interest rate swap agreements to hedge against the risk of variability of future interest payments on a portion of debt we anticipate issuing in 2016. The fair value of these contracts at June 30, 2016 was recorded on our consolidated balance sheets as an other current liability of $18.6 million, with the offset recorded to other comprehensive income. We account for these agreements as cash flow hedges.

During second quarter 2016, we entered into $100.0 million of forward-starting interest rate swap agreements to hedge against the risk of variability of future interest payments on a portion of debt we anticipate issuing in 2018. The fair values of these contracts at June 30, 2016 were recorded on our balance sheets as an other noncurrent

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liability of $1.4 million and an other noncurrent asset of $0.4 million, with the net offset recorded to other comprehensive income. We account for these agreements as cash flow hedges.

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

During the three and six months ended June 30, 2015 and 2016, none of the commodity hedging contracts we entered into qualified for or were designated as cash flow hedges.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We hold petroleum product inventories that we obtain from overages on our pipeline systems. We use NYMEX contracts that are not designated as hedges for accounting purposes to help manage price changes related to these inventory barrels. Period changes in the fair value of these agreements are recognized currently in earnings as adjustments to operating expense.

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

As outlined in the table below, our open NYMEX contracts at June 30, 2016 were as follows:

Type of Contract/Accounting Methodology	Product Represented by the Contract and Associated Barrels	Maturity Dates
NYMEX - Fair Value Hedges	0.7 million barrels of crude oil	November 2017
NYMEX - Economic Hedges	5.8 million barrels of refined products and crude oil	Between July 2016 and April 2017
NYMEX - Economic Hedges	1.2 million barrels of future purchases of butane	Between July 2016 and April 2017

Energy Commodity Derivatives Contracts and Deposits Offsets

At June 30, 2016, we had made margin deposits of $28.5 million for our NYMEX contracts with our counterparties, which were recorded as a current asset under energy commodity derivatives deposits on our consolidated balance sheets. We have the right to offset the combined fair values of our open NYMEX contracts against our margin deposits under a master netting arrangement for each counterparty; however, we have elected to present the combined fair values of our open NYMEX contracts separately from the related margin deposits on our consolidated balance sheets. Additionally, we have the right to offset the fair values of our NYMEX agreements together for each counterparty, which we have elected to do, and we report the combined net balances on our consolidated balance sheets. A schedule of the derivative amounts we have offset and the deposit amounts we could offset under a master netting arrangement are provided below as of December 31, 2015 and June 30, 2016 (in thousands):

	December 31, 2015
Description	Gross Amounts of Recognized Assets	Gross Amounts of Liabilities Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets(1)	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheets	Net Asset Amount(3)
Energy commodity derivatives	$48,367	$(5,646)	$42,721	$(24,252)	$18,469

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2016
Description	Gross Amounts of Recognized Assets	Gross Amounts of Liabilities Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets(2)	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheets	Net Asset Amount(3)
Energy commodity derivatives	$9,615	$(2,543)	$7,072	$28,528	$35,600

(1)	Net amount includes energy commodity derivative contracts classified as current assets, net, of $39,243 and noncurrent assets of $3,478.

(2)	Net amount includes energy commodity derivative contracts classified as current assets, net, of $7,359 and noncurrent liabilities of $287.

(3)	Amount represents the maximum loss we would incur if all of our counterparties failed to perform on their derivative contracts.

Impact of Derivatives on Our Financial Statements

Comprehensive Income

The changes in derivative activity included in AOCL for the three and six months ended June 30, 2015 and 2016 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Losses Included in AOCL	2015	2016	2015	2016
Beginning balance	$(31,852)	$(42,216)	$(16,587)	$(30,126)
Net gain (loss) on interest rate contract cash flow hedges	1,936	(8,631)	(13,529)	(21,109)
Reclassification of net loss on cash flow hedges to income	388	388	588	776
Ending balance	$(29,528)	$(50,459)	$(29,528)	$(50,459)
Income Statements
The following tables provide a summary of the effect on our consolidated statements of income for the three and six months ended June 30, 2015 and 2016 of derivatives accounted for under ASC 815-30, Derivatives and Hedging—Cash Flow Hedges, that were designated as hedging instruments (in thousands):

	Three Months Ended June 30, 2015
	Amount of Gain Recognized in AOCL on Derivative	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Derivative Instrument			Effective Portion	Ineffective Portion
Interest rate contracts	$1,936	Interest expense	$(388)	$—

	Three Months Ended June 30, 2016
	Amount of Loss Recognized in AOCL on Derivative	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Derivative Instrument			Effective Portion	Ineffective Portion
Interest rate contracts	$(8,631)	Interest expense	$(388)	$—

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2015
	Amount of Loss Recognized in AOCL on Derivative	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Derivative Instrument			Effective Portion	Ineffective Portion
Interest rate contracts	$(13,529)	Interest expense	$(588)	$—

	Six Months Ended June 30, 2016
	Amount of Loss Recognized in AOCL on Derivative	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Derivative Instrument			Effective Portion	Ineffective Portion
Interest rate contracts	$(21,109)	Interest expense	$(776)	$—

As of June 30, 2016, the net loss estimated to be classified to interest expense over the next twelve months from AOCL is approximately $1.2 million.

During 2015 and 2016, we had open NYMEX contracts on 0.7 million barrels of crude oil that were designated as fair value hedges. Because there was no ineffectiveness recognized on these hedges, the cumulative gains at December 31, 2015 and June 30, 2016 of $27.9 million and $17.5 million, respectively, from these agreements were offset by a cumulative decrease to tank bottoms. The differential between the current spot price and forward price is excluded from the assessment of hedge effectiveness for these fair value hedges. For the three months ended June 30, 2015 and 2016, we recognized a gain of $6.5 million and $1.9 million, respectively, and for the six months ended June 30, 2015 and 2016, we recognized a gain of $6.3 million and $4.2 million, respectively, for the amounts we excluded from the assessment of effectiveness of these fair value hedges, which we reported as other income on our consolidated statements of income.
The following table provides a summary of the effect on our consolidated statements of income for the three and six months ended June 30, 2015 and 2016 of derivatives accounted for under ASC 815, Derivatives and Hedging, that were not designated as hedging instruments (in thousands):

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended		Six Months Ended
	Location of Gain (Loss) Recognized on Derivatives	June 30,		June 30,
Derivative Instrument		2015	2016	2015	2016
NYMEX commodity contracts	Product sales revenue	$(23,350)	$(11,770)	$(19,470)	$4,212
NYMEX commodity contracts	Operating expenses	(8,883)	(8,003)	(7,580)	(5,404)
NYMEX commodity contracts	Cost of product sales	(856)	3,240	(2,080)	2,812
	Total	$(33,089)	$(16,533)	$(29,130)	$1,620
The impact of the derivatives in the above table was reflected as cash from operations on our consolidated statements of cash flows.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheets
The following tables provide a summary of the fair value of derivatives accounted for under ASC 815, Derivatives and Hedging, which are presented on a net basis in our consolidated balance sheets, that were designated as hedging instruments as of December 31, 2015 and June 30, 2016 (in thousands):

	December 31, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$60	Energy commodity derivatives contracts, net	$—
NYMEX commodity contracts	Other noncurrent assets	3,478	Other noncurrent liabilities	—
Interest rate contracts	Other current assets	2,179	Other current liabilities	653
	Total	$5,717	Total	$653

	June 30, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Other noncurrent assets	$—	Other noncurrent liabilities	$287
Interest rate contracts	Other current assets	—	Other current liabilities	18,595
Interest rate contracts	Other noncurrent assets	391	Other noncurrent liabilities	1,379
	Total	$391	Total	$20,261

The following tables provide a summary of the fair value of derivatives accounted for under ASC 815, Derivatives and Hedging, which are presented on a net basis in our consolidated balance sheets, that were not designated as hedging instruments as of December 31, 2015 and June 30, 2016 (in thousands):

	December 31, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$44,829	Energy commodity derivatives contracts, net	$5,646

	June 30, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$9,615	Energy commodity derivatives contracts, net	$2,256

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Commitments and Contingencies

Environmental Liabilities

Liabilities recognized for estimated environmental costs were $31.4 million and $28.7 million at December 31, 2015 and June 30, 2016, respectively. We have classified environmental liabilities as current or noncurrent based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental liabilities will be paid over the next 9 years. Environmental expenditures recognized as a result of changes in our environmental liabilities are generally included in operating expenses on our consolidated statements of income. Environmental expenses were $2.9 million and $0.8 million for the three months ended June 30, 2015 and 2016, respectively, and $4.3 million and $4.3 million for the six months ended June 30, 2015 and 2016, respectively.

Environmental Receivables

Receivables from insurance carriers and other third parties related to environmental matters were $2.6 million at December 31, 2015, of which $0.7 million and $1.9 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets. Receivables from insurance carriers and other third parties related to environmental matters were $1.9 million at June 30, 2016, of which $0.8 million and $1.1 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets.
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
We have a long-term incentive plan (“LTIP”) for certain of our employees and directors of our general partner. The LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate payout of 11.9 million of our limited partner units. The compensation committee of our general partner’s board of directors administers our LTIP. The estimated units remaining available under the LTIP at June 30, 2016 total 3.0 million.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our equity-based incentive compensation expense was as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2015			June 30, 2015
	Equity Method	Liability Method	Total	Equity Method	Liability Method	Total
Performance-based awards:
2013 awards	$3,054	$876	$3,930	$4,573	$1,091	$5,664
2014 awards	860	—	860	2,483	—	2,483
2015 awards	941	—	941	1,960	—	1,960
Time-based awards	57	—	57	432	—	432
Total	$4,912	$876	$5,788	$9,448	$1,091	$10,539

Allocation of LTIP expense on our consolidated statements of income:
G&A expense			$5,684			$10,373
Operating expense			104			166
Total			$5,788			$10,539

	Three Months Ended			Six Months Ended
	June 30, 2016			June 30, 2016
	Equity Method	Liability Method	Total	Equity Method	Liability Method	Total
Performance-based awards:
2014 awards	$979	$—	$979	$4,388	$—	$4,388
2015 awards	926	—	926	2,471	—	2,471
2016 awards	1,023	—	1,023	2,143	—	2,143
Time-based awards	481	—	481	1,057	—	1,057
Total	$3,409	$—	$3,409	$10,059	$—	$10,059

Allocation of LTIP expense on our consolidated statements of income:
G&A expense			$3,378			$9,986
Operating expense			31			73
Total			$3,409			$10,059

In February 2016, 218,046 phantom unit awards were issued pursuant to our LTIP. These grants included both performance-based and time-based phantom unit awards and have a three-year vesting period that will end on December 31, 2018.

In February 2016, we issued 350,552 limited partner units to settle unit award grants to certain employees that vested on December 31, 2015. Further, 6,117 limited partner units were issued during 2016 to settle the equity-based retainers paid to the directors of our general partner.

Basic and Diluted Net Income Per Limited Partner Unit

The difference between our actual limited partner units outstanding and our weighted-average number of limited partner units outstanding used to calculate basic net income per unit is due to the impact of: (i) the phantom

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

units issued to non-employee directors and (ii) the weighted average effect of units actually issued during a period.  The difference between the weighted-average number of limited partner units outstanding used for basic and diluted net income per unit calculations on our consolidated statements of income is primarily the dilutive effect of phantom unit grants associated with our LTIP that have not yet vested.

11.	Distributions
Distributions we paid during 2015 and 2016 were as follows (in thousands, except per unit amounts):

Payment Date	Per Unit Cash Distribution Amount	Total Cash Distribution to Limited Partners
02/13/2015	$0.6950	$158,061
05/15/2015	0.7175	163,178
Through 06/30/2015	1.4125	321,239
08/14/2015	0.7400	168,296
11/13/2015	0.7625	173,413
Total	$2.9150	$662,948

2/12/2016	$0.7850	$178,808
5/13/2016	0.8025	182,797
Through 06/30/2016	1.5875	361,605
08/12/2016(1)	0.8200	186,783
Total	$2.4075	$548,388

(1) Our general partner’s board of directors declared this cash distribution in July 2016 to be paid on August 12, 2016 to unitholders of record at the close of business on August 1, 2016.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Long-term receivables. These primarily include lease payments receivable under a direct-financing leasing arrangement. Fair value was determined by estimating the present value of future cash flows using current market rates.

•
Debt. The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2015 and June 30, 2016; however, where recent observable market trades were not available, prices were determined using adjustments to the last traded value for that debt issuance or by adjustments to the prices of similar debt instruments of peer entities that are actively traded. The carrying amount of borrowings, if any, under our revolving credit facility and our commercial paper program approximates fair value due to the frequent repricing of these obligations.

Fair Value Measurements - Financial Assets and Liabilities

The following tables summarize the carrying amounts, fair values and recurring fair value measurements recorded or disclosed as of December 31, 2015 and June 30, 2016 based on the three levels established by ASC 820, Fair Value Measurements and Disclosures (in thousands):

	December 31, 2015
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts	$42,721	$42,721	$42,721	$—	$—
Interest rate contracts	$1,526	$1,526	$—	$1,526	$—
Long-term receivables	$20,374	$20,021	$—	$—	$20,021
Debt	$(3,439,622)	$(3,284,791)	$—	$(3,284,791)	$—

	June 30, 2016
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts	$7,072	$7,072	$7,072	$—	$—
Interest rate contracts	$(19,583)	$(19,583)	$—	$(19,583)	$—
Long-term receivables	$18,134	$19,708	$—	$—	$19,708
Debt	$(3,824,981)	$(4,161,568)	$—	$(4,161,568)	$—

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Related Party Transactions

Barry R. Pearl is an independent member of our general partner’s board of directors and was also a director of the general partner of Targa Resources Partners, L.P. (“Targa”) through February 29, 2016. In the normal course of business, we purchase butane from subsidiaries of Targa. During Mr. Pearl’s tenure as a director of the general partner of Targa, we made purchases of butane from subsidiaries of Targa of $4.0 million and $12.8 million, respectively, for the three and six month periods ending June 30, 2015, and $4.7 million for the period from January 1, 2016 through February 29, 2016. These purchases were based on the then-current index prices. We had recognized payables to Targa of $2.0 million at December 31, 2015.

Stacy P. Methvin was elected as an independent member of our general partner’s board of directors on April 23, 2015 and is also a director of one of our customers.  We received tariff revenue from this customer of $2.6 million from April 23, 2015 through June 30, 2015 and $4.7 million and $7.7 million, respectively, for the three and six months ended June 30, 2016. We recorded receivables of $1.3 million and $1.3 million from this customer at December 31, 2015 and June 30, 2016, respectively.  The tariff revenue we recognized from this customer was in the normal course of business, with rates determined in accordance with published tariffs.

See Note 4 – Investments in Non-Controlled Entities for a discussion of affiliate joint venture transactions we account for under the equity method.

14.	Subsequent Events

Recognizable events

No recognizable events occurred subsequent to June 30, 2016.

Non-recognizable events

Cash Distribution. In July 2016, our general partner’s board of directors declared a quarterly distribution of $0.82 per unit to be paid on August 12, 2016 to unitholders of record at the close of business on August 1, 2016. The total cash distributions expected to be paid under this declaration are approximately $186.8 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a publicly traded limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of June 30, 2016, our asset portfolio, including the assets of our joint ventures, consisted of:

•
our refined products segment, comprised of our 9,700-mile refined products pipeline system with 54 terminals as well as 26 independent terminals not connected to our pipeline system and our 1,100-mile ammonia pipeline system;

•
our crude oil segment, comprised of approximately 1,600 miles of crude oil pipelines and storage facilities with an aggregate storage capacity of approximately 22 million barrels, of which approximately 15 million barrels are used for leased storage; and

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

Recent Developments

Pasadena Marine Terminal. In July 2016, we announced our plans to construct a new marine terminal along the Houston Ship Channel in Pasadena, Texas to handle refined petroleum products, including various grades of gasoline and diesel fuel, and renewable fuels. The new terminal will be built on recently-acquired land and is supported by a long-term customer commitment. The project is currently estimated to cost approximately $335 million, including the land acquisition. Subject to receipt of necessary permits and regulatory approval, we expect our new Pasadena terminal to be operational in early 2019.

Cash Distribution. In July 2016, the board of directors of our general partner declared a quarterly cash distribution of $0.82 per unit for the period of April 1, 2016 through June 30, 2016. This quarterly cash distribution will be paid on August 12, 2016 to unitholders of record on August 1, 2016. Total distributions expected to be paid under this declaration are approximately $186.8 million.

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

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2016

	Three Months Ended June 30,		Variance Favorable (Unfavorable)
	2015	2016	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$238.4	$247.8	$9.4	4
Crude oil	102.0	101.4	(0.6)	(1)
Marine storage	44.5	43.0	(1.5)	(3)
Total transportation and terminals revenue	384.9	392.2	7.3	2
Affiliate management fee revenue	3.5	2.9	(0.6)	(17)
Operating expenses:
Refined products	105.1	98.5	6.6	6
Crude oil	22.3	20.5	1.8	8
Marine storage	15.9	16.3	(0.4)	(3)
Intersegment eliminations	(1.0)	(1.1)	0.1	10
Total operating expenses	142.3	134.2	8.1	6
Product margin:
Product sales revenue	110.0	123.8	13.8	13
Cost of product sales	94.5	95.7	(1.2)	(1)
Product margin(1)	15.5	28.1	12.6	81
Earnings of non-controlled entities	24.5	15.4	(9.1)	(37)
Operating margin	286.1	304.4	18.3	6
Depreciation and amortization expense	40.4	43.3	(2.9)	(7)
G&A expense	37.9	34.6	3.3	9
Operating profit	207.8	226.5	18.7	9
Interest expense (net of interest income and interest capitalized)	37.2	41.2	(4.0)	(11)
Gain on exchange of interest in non-controlled entity	—	(1.2)	1.2	n/a
Other income	(6.6)	(2.0)	(4.6)	(70)
Income before provision for income taxes	177.2	188.5	11.3	6
Provision for income taxes	(0.2)	0.7	(0.9)	450
Net income	$177.4	$187.8	$10.4	6
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.398	$1.427
Volume shipped (million barrels):
Gasoline	67.2	71.1
Distillates	36.3	36.4
Aviation fuel	5.3	6.9
Liquefied petroleum gases	4.8	4.2
Total volume shipped	113.6	118.6
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$1.052	$1.360
Volume shipped (million barrels)	53.8	45.1
Crude oil terminal average utilization (million barrels per month)	12.8	14.7
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(2)	23.7	19.3

Marine storage:
Marine terminal average utilization (million barrels per month)	24.3	23.0

(1) Product margin does not include depreciation or amortization expense.
(2) These volumes reflect the total shipments for the BridgeTex pipeline, which is owned 50% by us.

Transportation and terminals revenue increased $7.3 million resulting from:

•
an increase in refined products revenue of $9.4 million primarily attributable to increased shipments and higher average tariff rates. Shipments increased 4% in the current period primarily associated with higher gasoline shipments driven by strong demand for gasoline largely attributable to the lower pricing environment, and the average rate per barrel in the current period was favorably impacted by the mid-year 2015 tariff rate increase of 4.6%;

•
a decrease in crude oil revenue of $0.6 million. Increased shipments and rates on the Longhorn pipeline and new leased storage contracts were more than offset by the one-time benefit from a customer buying out of its remaining storage contract in 2015 and decreased revenue from tender deduct barrels largely due to the lower commodity price environment. Overall crude oil shipments declined and average rate per barrel increased due to fewer barrels moving on our lower-priced Houston distribution system tariff structure to their ultimate destination. Instead, customers utilized space available on our capacity lease for shipments from BridgeTex pipeline; and

•
a decrease in marine storage revenue of $1.5 million primarily due to lower ancillary fees resulting from reduced customer activity. Otherwise, revenue from leased storage was relatively unchanged as higher contract rates offset lower utilization.

Operating expenses decreased by $8.1 million primarily resulting from:

•
a decrease in refined products expenses of $6.6 million compared to the 2015 period primarily due to a product release in second quarter 2015 as well as more favorable product overages in the current period (which reduce operating expenses);

•
a decrease in crude oil expenses of $1.8 million primarily due to lower power costs, more favorable product overages in the current period (which reduce operating expenses) and reduced asset replacement costs, partially offset by additional environmental accruals due to a product release in the current period; and

•	a slight increase in marine storage expenses of $0.4 million primarily due to higher asset integrity spending related to the timing of tank inspections and maintenance work.
Product sales revenue resulted from our butane blending activities, transmix fractionation and the sale of product gains from our operations. We utilize New York Mercantile Exchange (“NYMEX”) contracts to hedge against changes in the price of petroleum products we expect to sell in the future, and we use butane futures agreements to hedge against changes in the price of butane we expect to purchase in future periods. See Note 8 –Derivative Financial Instruments in Item 1 – Consolidated Financial Statements for a discussion of our hedging strategies and how our use of NYMEX contracts and butane futures agreements impacts our product margin. Product margin increased $12.6 million compared to second quarter 2015 due to reduced losses recognized from changes in related NYMEX contracts somewhat offset by lower sales prices as a result of reduced commodity prices. See Other Items—Commodity Derivative Agreements—Impact of Commodity Derivatives on Results of Operations below for more information about our NYMEX contracts.
Earnings of non-controlled entities decreased $9.1 million primarily attributable to decreased earnings from BridgeTex Pipeline Company, LLC (“BridgeTex”) due to lower shipments during the current period as customers shipped their minimum commitments. Lower earnings from Osage Pipe Line Company, LLC (“Osage”) due to the transfer of our 50% membership interest in first quarter 2016 were offset by increased shipments on the Double Eagle Pipeline LLC joint venture.
Depreciation and amortization increased $2.9 million primarily due to expansion capital projects recently placed into service.
G&A decreased $3.3 million primarily due to lower expense associated with our long-term incentive plan in the current quarter and a separation fee paid to a former executive in second quarter 2015, partially offset by higher deferred board of director fees due to an increasing price in our limited partner units during 2016 compared to a decreasing price during 2015.
Interest expense, net of interest income and interest capitalized, increased $4.0 million in second quarter 2016, primarily because our debt balance was higher in the current period compared to the same period in second quarter 2015, partially offset by higher capitalized interest. Our average outstanding debt increased from $3.3 billion in second quarter 2015 to $3.8 billion in second quarter 2016 primarily due to borrowings for expansion capital expenditures, including $650.0 million of senior notes issued in February 2016. Our weighted-average interest rate of 4.9% in second quarter 2016 was slightly higher than the 4.8% rate incurred in second quarter 2015.
In second quarter 2016, we recognized an additional $1.2 million gain related to the transfer of our 50% membership interest in Osage. See Note 4 – Investments in Non-Controlled Entities of the consolidated financial statements included in Item 1 of Part I of this report for more details regarding this transaction.
Other income decreased $4.6 million due to a less favorable non-cash adjustment for the change in the current period in the differential between the current spot price and forward price on fair value hedges associated with our crude oil tank bottoms.
Provision for income taxes increased $0.9 million due to favorable accrual adjustments in second quarter 2015 resulting from a reduction in the tax rate.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2016

	Six Months Ended June 30,		Variance Favorable (Unfavorable)
	2015	2016	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$459.0	$472.6	$13.6	3
Crude oil	192.9	203.1	10.2	5
Marine storage	86.8	86.6	(0.2)	—
Total transportation and terminals revenue	738.7	762.3	23.6	3
Affiliate management fee revenue	6.9	6.1	(0.8)	(12)
Operating expenses:
Refined products	179.3	184.5	(5.2)	(3)
Crude oil	40.5	41.7	(1.2)	(3)
Marine storage	31.2	33.5	(2.3)	(7)
Intersegment eliminations	(2.0)	(2.3)	0.3	15
Total operating expenses	249.0	257.4	(8.4)	(3)
Product margin:
Product sales revenue	283.1	270.3	(12.8)	(5)
Cost of product sales	230.7	209.3	21.4	9
Product margin(1)	52.4	61.0	8.6	16
Earnings of non-controlled entities	34.1	33.0	(1.1)	(3)
Operating margin	583.1	605.0	21.9	4
Depreciation and amortization expense	82.1	87.1	(5.0)	(6)
G&A expense	73.4	75.4	(2.0)	(3)
Operating profit	427.6	442.5	14.9	3
Interest expense (net of interest income and interest capitalized)	71.9	78.4	(6.5)	(9)
Gain on exchange of interest in non-controlled entity	—	(28.1)	28.1	n/a
Other income	(6.3)	(4.3)	(2.0)	(32)
Income before provision for income taxes	362.0	396.5	34.5	10
Provision for income taxes	1.0	1.6	(0.6)	(60)
Net income	$361.0	$394.9	$33.9	9
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.384	$1.422
Volume shipped (million barrels):
Gasoline	129.4	132.2
Distillates	73.2	72.7
Aviation fuel	10.5	12.4
Liquefied petroleum gases	5.8	5.8
Total volume shipped	218.9	223.1
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$1.081	$1.403
Volume shipped (million barrels)	103.8	88.8
Crude oil terminal average utilization (million barrels per month)	12.7	14.6
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(2)	38.7	38.1

Marine storage:
Marine terminal average utilization (million barrels per month)	23.9	23.2

(1) Product margin does not include depreciation or amortization expense.
(2) These volumes reflect the total shipments for the BridgeTex pipeline, which is owned 50% by us.

Transportation and terminals revenue increased $23.6 million resulting from:

•
an increase in refined products revenue of $13.6 million primarily attributable to higher average tariff rates and increased shipments. The average rate per barrel in the current period was favorably impacted by the mid-year 2015 tariff rate increase of 4.6%. Shipments increased 2% in the current period primarily associated with higher gasoline shipments;

•
an increase in crude oil revenue of $10.2 million primarily due to higher average rates and more shipments on our Longhorn pipeline system and new leased storage contracts. Overall crude oil shipments declined and average rate per barrel increased due to fewer barrels moving on our lower-priced Houston distribution system tariff structure to their ultimate destination. Instead, customers utilized space available on our capacity lease for shipments from BridgeTex pipeline; and

•	a slight decrease in marine storage revenue of $0.2 million as lower ancillary fees resulting from reduced customer activity and lower utilization were largely offset by higher average storage rates.
Operating expenses increased by $8.4 million primarily resulting from:

•
an increase in refined products expenses of $5.2 million primarily due to more product handling costs related to the receipt of off-spec product during 2016, higher costs related to asset replacements, increased personnel costs and less favorable product overages (which reduce operating expenses), partially offset by lower environmental costs, asset integrity spending and property taxes;

•
an increase in crude oil expenses of $1.2 million primarily due to increased personnel costs, additional environmental accruals due to a product release in the current year and higher property taxes, partially offset by more favorable product overages (which reduce operating expenses), and lower power costs; and

•	an increase in marine storage expenses of $2.3 million primarily due to higher asset integrity spending related to the timing of tank maintenance work.
Product margin increased $8.6 million compared to 2015 due to favorable gains recognized from changes in related NYMEX contracts somewhat offset by lower sales prices as a result of reduced commodity prices. See Other Items—Commodity Derivative Agreements—Impact of Commodity Derivatives on Results of Operations below for more information about our NYMEX contracts.
Earnings of non-controlled entities decreased $1.1 million primarily attributable to decreased earnings from BridgeTex due to lower shipments during the current period, as well as lower earnings from Osage due to the transfer of our 50% membership interest in first quarter 2016.
Depreciation and amortization increased $5.0 million primarily due to expansion capital projects placed into service.
G&A was $2.0 million higher primarily due to higher deferred board of director fees due to an increasing price in our limited partner units during 2016 compared to a decreasing price during 2015 and higher headcount, partially offset by a separation fee paid to a former executive in 2015.
Interest expense, net of interest income and interest capitalized, increased $6.5 million in 2016, primarily because our debt balance was higher in the current period compared to the same period in 2015, partially offset by higher capitalized interest. Our average outstanding debt increased from $3.2 billion in 2015 to $3.8 billion in 2016 primarily due to borrowings for expansion capital expenditures, including $650.0 million of senior notes issued in February 2016. Our weighted-average interest rate of 4.8% in 2016 was comparable to 2015.
In 2016, we recognized a $28.1 million gain related to the transfer of our 50% membership interest in Osage. See Note 4 – Investments in Non-Controlled Entities of the consolidated financial statements included in Item 1 of Part I of this report for more details regarding this transaction.

Other income decreased $2.0 million due to a less favorable non-cash adjustment for the change in the differential between the current spot price and forward price on fair value hedges associated with our crude oil tank bottoms.

Distributable Cash Flow

We calculate the non-GAAP measures of distributable cash flow (“DCF”) and adjusted EBITDA in the table below. Management uses DCF as a basis for recommending to our general partner’s board of directors the amount of cash distributions to be paid to our limited partners each period. Management also uses DCF as a basis for determining the payouts for the performance-based awards issued under our equity-based compensation plan. Adjusted EBITDA is an important measure that we and the investment community use to assess the financial results of an entity. We believe that investors benefit from having access to the same financial measures utilized by management for these evaluations. A reconciliation of DCF and adjusted EBITDA for the six months ended June 30, 2015 and 2016 to net income, which is its nearest comparable GAAP financial measure, follows (in millions):

	Six Months Ended June 30,		Increase (Decrease)
	2015	2016
Net income	$361.0	$394.9	$33.9
Interest expense, net(1)	71.9	78.4	6.5
Depreciation and amortization	82.1	87.1	5.0
Equity-based incentive compensation(2)	(7.2)	(4.3)	2.9
Loss on sale and retirement of assets	2.1	3.3	1.2
Gain on exchange of interest in non-controlled entity(3)	—	(28.1)	(28.1)
Commodity-related adjustments:
Derivative (gains) losses recognized in the period associated with future product transactions(5)	5.6	(5.7)	(11.3)
Derivative gains recognized in previous periods associated with product sales completed in the period(5)	91.6	36.2	(55.4)
Lower-of-cost-or-market adjustments(6)	(39.2)	(1.7)	37.5
Total commodity-related adjustments	58.0	28.8	(29.2)
Cash distributions received from non-controlled entities in excess of (less than) earnings for the period	(2.3)	0.1	2.4
Other(4)	—	2.5	2.5
Adjusted EBITDA	565.6	562.7	(2.9)
Interest expense, net, excluding debt issuance cost amortization(1)	(70.6)	(76.9)	(6.3)
Maintenance capital(7)	(39.0)	(59.4)	(20.4)
DCF	$456.0	$426.4	$(29.6)

(1)
In 2015, we adopted Accounting Standards Update (“ASU”) No. 2015-03, Interest: Simplifying the Presentation of Debt Issuance Costs. Under this new accounting standard, we have reclassified debt issuance cost amortization expense as interest expense. For the purposes of calculating DCF, we have added back debt issuance cost amortization expense included in interest expense of $1.2 million and $1.5 million for the six months ended June 30, 2015 and 2016, respectively.

(2)
Because we intend to satisfy vesting of units under our equity-based incentive compensation program with the issuance of limited partner units, expenses related to this program generally are deemed non-cash and added back for DCF purposes. Total equity-based incentive compensation expense for the six months ended June 30, 2015 and 2016 was $10.6 million and $10.1 million, respectively. However, the figures above include an adjustment for minimum statutory tax withholdings we paid in 2015 and 2016 of $17.8 million and $14.4 million, respectively, for equity-based incentive compensation units that vested on the previous year end, which reduces DCF.

(3)
In February 2016, we transferred our 50% membership interest in Osage to an affiliate of HollyFrontier Corporation (“HFC”). In conjunction with this transaction, we entered into several commercial agreements with affiliates of HFC, which we recorded as intangible assets and other receivables in our consolidated balance sheets.  We recorded a $28.1 million non-cash gain in relation to this transaction.

(4)
In conjunction with the February 2016 Osage transaction, HFC agreed to make certain payments to us until HFC completes a connection to our El Paso terminal. These payments replace distributions we would have received had the Osage transaction not occurred and are, therefore, included in our calculation of DCF.

(5)
Certain derivatives we use as economic hedges have not been designated as hedges for accounting purposes and the mark-to-market changes of these derivatives are recognized currently in earnings. In addition, we have designated certain derivatives we use to hedge our crude oil tank bottoms as fair value hedges, and the change in the differential between the current spot price and forward price on these hedges is recognized currently in earnings. We exclude the net impact of both of these adjustments from our determination of DCF until the hedged products are physically sold. In the period in which these products are physically sold, the net impact of the associated hedges is included in our determination of DCF.

(6)
We add the amount of lower-of-cost-or-market (“LCM”) adjustments on inventory and firm purchase commitments we recognize in each applicable period to determine DCF as these are non-cash charges against income.  In subsequent periods when we physically sell or purchase the related products, we deduct the LCM adjustments previously recognized to determine DCF.

(7)
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
Net cash provided by operating activities was $414.8 million and $407.1 million for the six months ended June 30, 2015 and 2016, respectively. The $7.7 million decrease from 2015 to 2016 was due to adjustments to non-cash items and changes in our working capital, mostly offset by higher net income related to activities previously described.
Investing Activities. Investing cash flows consist primarily of capital expenditures, investments in non-controlled entities and acquisitions.
Net cash used by investing activities for the six months ended June 30, 2015 and 2016 was $363.8 million and $413.4 million, respectively. During 2016, we incurred $321.1 million for capital expenditures, which included $59.4 million for maintenance capital and $261.7 million for expansion capital. Also during the 2016 period, we contributed capital of $109.9 million in conjunction with our joint venture capital projects, which we account for as investments in non-controlled entities. During 2015, we incurred $268.8 million for capital expenditures, which included $39.0 million for maintenance capital and $229.8 million for expansion capital. Also during the 2015 period, we acquired a refined products terminal in the Atlanta, Georgia market for $54.7 million and contributed capital of $36.4 million in conjunction with our joint venture capital projects, which we account for as investments in non-controlled entities.
Financing Activities. Financing cash flows consist primarily of distributions to our unitholders and borrowings and repayments under long-term notes and our commercial paper program.
Net cash used by financing activities for the six months ended June 30, 2015 was $39.0 million and net cash provided by financing activities for the six months ended June 30, 2016 was $11.8 million. During 2016, we paid cash distributions of $361.6 million to our unitholders. Additionally, we received net proceeds of $649.2 million from borrowings under long-term notes, which were used in part to repay borrowings outstanding under our commercial paper program and for general partnership purposes, including expansion capital. Also, in February 2016, the cumulative amounts of the January 2013 equity-based incentive compensation award grants were settled by issuing 350,552 limited partner units and distributing those units to the long-term incentive plan (“LTIP”) participants, resulting in payments of associated tax withholdings of $14.4 million. During 2015, we paid cash distributions of $321.2 million to our unitholders. Additionally, we received net proceeds of $499.6 million from borrowings under long-term notes, which were used in part to repay borrowings outstanding under our commercial paper program and for general partnership purposes, including expansion capital. In connection with the borrowings under long-term notes, we paid $42.9 million in settlement of associated interest rate swap agreements. Also, in January 2015, the cumulative amounts of the January 2012 equity-based incentive compensation award grants were settled by issuing 354,529 limited partner units and distributing those units to the LTIP participants, resulting in payments of associated tax withholdings of $17.8 million.
The quarterly distribution amount related to our second-quarter 2016 financial results (to be paid in third quarter 2016) is $0.82 per unit.  If we are able to meet management’s targeted distribution growth of 10% for 2016 and the number of outstanding limited partner units remains at 227.8 million, total cash distributions of approximately $755.0 million will be paid to our unitholders related to 2016 earnings. Management believes we will have sufficient DCF to fund these distributions.

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

For the six months ended June 30, 2016, our maintenance capital spending was $59.4 million. For 2016, we expect to spend approximately $100.0 million on maintenance capital.

During the first six months of 2016, we spent $261.7 million for organic growth capital and contributed $109.9 million for capital projects in conjunction with our joint ventures. Based on the progress of expansion projects already underway, we expect to spend approximately $850 million during 2016, $250 million during 2017 and $200 million during 2018 to complete our current projects, including construction of our new Pasadena marine terminal.

Liquidity

Cash generated from operations is our primary source of liquidity for funding debt service, maintenance capital expenditures and quarterly distributions to our unitholders. Additional liquidity for purposes other than quarterly distributions, such as expansion capital expenditures and debt repayments, is available through borrowings under our commercial paper program and revolving credit facilities, as well as from other borrowings or issuances of debt or limited partner units (see Note 7 – Debt of the consolidated financial statements included in Item 1 of Part I of this report for detail of our borrowings and debt outstanding at December 31, 2015 and June 30, 2016). If capital markets do not permit us to issue additional debt and equity securities, our business may be adversely affected, and we may not be able to acquire additional assets and businesses, fund organic growth projects or continue paying cash distributions at the current level.

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

Other Items

Pipeline Tariff Changes. The Federal Energy Regulatory Commission (“FERC”) regulates the rates charged on interstate common carrier pipeline operations primarily through an indexing methodology, which establishes the maximum amount by which tariffs can be adjusted each year.  Approximately 40% of our refined products tariffs are subject to this indexing methodology while the remaining 60% of our refined products tariffs are either subject to regulations by the states in which we operate or are deemed competitive by the FERC, in which case these rates can be adjusted at our discretion based on market factors.  The FERC-approved indexing method to be used for the five-year period beginning in July 2016 is the annual change in the producer price index for finished goods (“PPI-FG”) plus 1.23%. The change in PPI-FG for 2015 was a reduction of approximately 3.2%. As a result, we decreased our rates by approximately 2.0% in the 40% of our markets that are subject to the FERC’s index methodology on July 1, 2016. In the 60% of our markets that are deemed competitive, we increased our rates by an average of approximately 4.0% on July 1, 2016.

Condensate Splitter. We are constructing a condensate splitter at our terminal in Corpus Christi, Texas based on a commitment from a single customer, an affiliate of Trafigura, AG. The project also includes construction of more than one million barrels of storage, dock improvements and two additional truck rack bays at our terminal as well as pipeline connectivity between our terminal and a nearby facility also used by our customer. Our most recent guidance related to the project had assumed that the condensate splitter and related infrastructure would cost approximately $270 million and be operational during the fourth quarter of 2016. Due to recent construction delays, we currently expect the project to be operational late in the fourth quarter of 2016 and the total cost of the project to be approximately $300 million, approximately one third of which relates to the splitter and the remainder to the related infrastructure. Further delays in the construction, commissioning or testing of the facility could result in additional costs or a delay in our realizing revenues or profits from the project, and in certain circumstances could result in the termination by our customer of its commitment to us as early as first quarter 2017, which could materially reduce the revenues and profits we expect to realize from the project and the value of the splitter.

Election to our General Partner’s Board of Directors. In June 2016, Lori A. Gobillot and Edward J. Guay were elected to our general partner’s board of directors as independent directors.

Commodity Derivative Agreements. Certain of the business activities in which we engage result in our owning various commodities, which exposes us to commodity price risk. We use forward physical commodity contracts and NYMEX contracts to help manage this commodity price risk. We use forward physical contracts to purchase butane and sell refined products. We account for these forward physical contracts as normal purchase and sale contracts, using traditional accrual accounting.  We use NYMEX contracts to hedge against changes in prices of refined products and crude oil that we expect to sell and of butane that we expect to purchase in future periods. We use and account for those NYMEX contracts that qualify for hedge accounting treatment as either cash flow or fair value hedges, and we use and account for those NYMEX contracts that do not qualify for hedge accounting treatment as economic hedges. As of and for the six months ended June 30, 2016, our open derivative contracts and the impact of the derivatives we settled during the period were as follows:

Derivative Contracts Designated as Hedges

•
NYMEX contracts covering 0.7 million barrels of crude oil to hedge against future price changes of crude oil tank bottoms. These contracts, which we are accounting for as fair value hedges, mature November 2017. Through June 30, 2016, the cumulative amount of gains from these agreements was $17.5 million. The cumulative gains from these fair value hedges were recorded as adjustments to the asset being hedged, and there has been no ineffectiveness recognized for these hedges. We exclude the differential between the current spot price and forward price from our assessment of hedge effectiveness for these fair value hedges. The net change in the amounts excluded from our assessment of hedge effectiveness during the six months ended June 30, 2016 was a gain of $4.2 million, which we recognized as other income on our consolidated statements of income.

Derivative Contracts Not Designated as Hedges – Open

•
NYMEX contracts covering 4.4 million barrels of refined products and crude oil related to our butane blending, fractionation and certain crude oil inventory. These contracts mature between July 2016 and April 2017 and are being accounted for as economic hedges. Through June 30, 2016, the cumulative amount of net unrealized gains associated with these agreements was $4.0 million. We recorded these gains as an adjustment to product sales revenue, of which $8.6 million of net gains was recognized in 2015 and $4.6 million of net losses was recognized in 2016.

•
NYMEX contracts covering 1.4 million barrels of refined products and crude oil related to inventory we carry that resulted from pipeline product overages. These contracts, which mature between July and August 2016, are being accounted for as economic hedges. Through June 30, 2016, the cumulative amount of net unrealized gains associated with these agreements was $1.2 million. We recorded these gains as an adjustment to operating expense, all of which was recognized in 2016.

•
NYMEX contracts covering 1.2 million barrels of butane purchases that mature between July 2016 and April 2017, which are being accounted for as economic hedges. Through June 30, 2016, the cumulative amount of net unrealized gains associated with these agreements was $2.1 million. We recorded these gains as an adjustment to cost of product sales, of which $0.8 million of net losses was recognized in 2015 and $2.9 million of net gains was recognized in 2016.

Derivative Contracts Not Designated as Hedges – Settled

•
NYMEX contracts covering 5.5 million barrels of refined products and crude oil related to economic hedges of products from our butane blending, fractionation and certain crude oil inventory activities that we sold during 2016.  We recognized a gain of $8.8 million in 2016 related to these contracts, which we recorded as an adjustment to product sales revenue.

•
NYMEX contracts covering 4.9 million barrels of refined products and crude oil related to economic hedges of product inventories from product overages on our pipeline system that we sold during 2016.  We recognized a loss of $6.6 million in 2016 on the settlement of these contracts, which we recorded as an adjustment to operating expense.

•
NYMEX contracts covering 0.7 million barrels related to economic hedges of butane purchases we made during 2016 associated with our butane blending activities.  We recognized a loss of $0.1 million in 2016 on the settlement of these contracts, which we recorded as an adjustment to cost of product sales.

Impact of Commodity Derivatives on Results of Operations

The following tables provide a summary of the positive and (negative) impacts of the mark-to-market gains and losses associated with NYMEX contracts on our results of operations for the respective periods presented (in millions):

	Six Months Ended June 30, 2015
	Product Sales Revenue	Cost of Product Sales	Operating Expense	Other Income	Net Impact on Net Income
NYMEX gains (losses) recorded on open contracts during the period	$(10.3)	$(1.8)	$(0.4)	$6.3	$(6.2)
NYMEX losses recognized on settled contracts during the period	(9.2)	(0.2)	(7.2)	—	(16.6)
Net impact of NYMEX contracts	$(19.5)	$(2.0)	$(7.6)	$6.3	$(22.8)

	Six Months Ended June 30, 2016
	Product Sales Revenue	Cost of Product Sales	Operating Expense	Other Income	Net Impact on Net Income
NYMEX gains (losses) recorded on open contracts during the period	$(4.6)	$2.9	$1.2	$4.2	$3.7
NYMEX gains (losses) recognized on settled contracts during the period	8.8	(0.1)	(6.6)	—	2.1
Net impact of NYMEX contracts	$4.2	$2.8	$(5.4)	$4.2	$5.8

Related Party Transactions. See Note 13 – Related Party Transactions in Item 1 of Part I of this report for detail of our related party transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risk through changes in commodity prices and interest rates and have established policies to monitor and control these market risks. We use derivative agreements to help manage our exposure to commodity price and interest rate risks.

Commodity Price Risk

Our commodity price risk primarily arises from our butane blending and fractionation activities, and from managing product overages associated with our refined products and crude oil pipelines. We use derivatives such as forward physical contracts and NYMEX contracts to help us manage commodity price risk.

Forward physical contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of June 30, 2016, we had commitments under forward purchase and sale contracts used in our butane blending and fractionation activities as follows (in millions):

	Total	< 1 Year	1 - 3 Years
Forward purchase contracts – notional value	$104.9	$61.5	$43.4
Forward purchase contracts – barrels	3.2	1.9	1.3
Forward sales contracts – notional value	$72.9	$71.7	$1.2
Forward sales contracts – barrels	1.3	1.3	—

We use NYMEX contracts to hedge against changes in the price of petroleum products we expect to sell or purchase. Some of these NYMEX contracts qualify for hedge accounting treatment, and we designate and account for these contracts as either cash flow or fair value hedges. We account for those NYMEX contracts that do not qualify for hedge accounting treatment as economic hedges.

At June 30, 2016, we had open NYMEX contracts representing 6.5 million barrels of petroleum products we expect to sell in the future. Additionally, we had open NYMEX contracts for 1.2 million barrels of butane we expect to purchase in the future. At June 30, 2016, the fair value of our open NYMEX contracts was a net asset of $7.1 million.

At June 30, 2016, open NYMEX contracts, primarily sales contracts, representing 5.8 million barrels of petroleum products did not qualify for hedge accounting treatment. A $10.00 per barrel increase in the price of these NYMEX contracts for the related petroleum products would result in a $58.0 million decrease in our operating profit and a $10.00 per barrel decrease in the price of these NYMEX contracts would result in a $58.0 million increase in our operating profit.

At June 30, 2016, we had open NYMEX contracts, primarily purchase contracts, representing 1.2 million barrels of butane we expect to purchase in the future. Relative to these agreements, a $10.00 per barrel increase in the price of butane would result in a $12.0 million increase in our operating profit and a $10.00 per barrel decrease in the price of butane would result in a $12.0 million decrease in our operating profit.

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

During 2015 and 2016, we entered into $250.0 million of forward-starting interest rate swap agreements to hedge against the risk of variability of future interest payments on a portion of debt we anticipate issuing in 2016. The fair value of these contracts at June 30, 2016 was a liability of $18.6 million. We account for these agreements as cash flow hedges. A 0.125% decrease in interest rates would result in an increase in the fair value of this liability of approximately $3.1 million. A 0.125% increase in interest rates would result in a decrease of this liability of approximately $3.0 million.

During 2016, we entered into $100.0 million of forward-starting interest rate swap agreements to hedge against the risk of variability of future interest payments on a portion of debt we anticipate issuing in 2018. The fair value of these contracts at June 30, 2016 was a net liability of $1.0 million. We account for these agreements as cash flow hedges. A 0.125% decrease in interest rates would result in an increase in the fair value of this liability of approximately $2.9 million. A 0.125% increase in interest rates would result in a favorable impact of approximately $2.8 million.

ITEM 4.	CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) of the Securities Exchange Act) as of the end of the period covered by the date of this report. We performed this evaluation under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and practices are effective in providing reasonable assurance that all required disclosures are included in the current report. Additionally, these disclosure controls and practices are effective in ensuring that information required to be disclosed is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•
changes in laws and regulations that govern product quality specifications or renewable fuel obligations that could impact our ability to produce gasoline volumes through our butane blending activities or that could require significant capital outlays for compliance;

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
Clean Water Act Information Requests and Claims. In July 2011, we received an information request from the Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act regarding a pipeline release near Texas City, Texas in February 2011 (the "Texas Release").  In April 2012, we received a similar information request from the EPA pursuant to Section 308 of the Clean Water Act regarding a pipeline release near Nemaha, Nebraska in December 2011 (the "Nebraska Release").   In October 2015, we received a letter from the U.S. Department of Justice ("DOJ Letter") stating that the Clean Water Act claims arising out of the Texas Release, the Nebraska Release and a pipeline release near El Dorado, Kansas in May 2015 have all been referred to the U.S. Department of Justice for enforcement.  The DOJ Letter proposed a settlement of Clean Water Act claims related to the three releases in the form of an enforceable commitment from us to take certain yet to be determined steps to prevent future releases and a civil penalty of $2.8 million.  In response to the DOJ Letter, we are engaged in discussions with the U.S. Department of Justice in an effort to settle the Clean Water Act claims on terms that are mutually agreeable.  While the results cannot be predicted with certainty, we believe the ultimate resolution of these matters will not have a material impact on our results of operations, financial position or cash flows.
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

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on August 2, 2016.

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