Form 10-Q
period 2016-09-30
MAGELLAN MIDSTREAM PARTNERS LP
filed 2016-11-02
CIK 1126975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of November 1, 2016, there were 227,783,916 outstanding limited partner units of Magellan Midstream Partners, L.P. that trade on the New York Stock Exchange under the ticker symbol “MMP.”

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Transportation and terminals revenue	$410,387	$413,433	$1,149,100	$1,175,748
Product sales revenue	172,731	133,356	455,827	403,607
Affiliate management fee revenue	3,557	4,993	10,478	11,140
Total revenue	586,675	551,782	1,615,405	1,590,495
Costs and expenses:
Operating	147,349	135,286	396,374	392,681
Cost of product sales	85,522	118,242	316,208	327,530
Depreciation and amortization	42,043	47,081	124,180	134,137
General and administrative	37,612	35,800	111,052	111,216
Total costs and expenses	312,526	336,409	947,814	965,564
Earnings of non-controlled entities	15,521	18,576	49,653	51,543
Operating profit	289,670	233,949	717,244	676,474
Interest expense	40,419	50,163	118,009	142,573
Interest income	(310)	(302)	(993)	(1,067)
Interest capitalized	(3,984)	(7,877)	(9,037)	(21,143)
Gain on exchange of interest in non-controlled entity	—	—	—	(28,144)
Other expense (income)	1,706	(3,324)	(4,554)	(7,519)
Income before provision for income taxes	251,839	195,289	613,819	591,774
Provision for income taxes	867	738	1,820	2,294
Net income	$250,972	$194,551	$611,999	$589,480
Basic net income per limited partner unit	$1.10	$0.85	$2.69	$2.59
Diluted net income per limited partner unit	$1.10	$0.85	$2.69	$2.59
Weighted average number of limited partner units outstanding used for basic net income per unit calculation(1)	227,580	227,960	227,540	227,913
Weighted average number of limited partner units outstanding used for diluted net income per unit calculation(1)	227,945	227,999	227,702	227,947

(1) See Note 10–Long-Term Incentive Plan for additional information regarding our weighted average unit calculations.

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Net income	$250,972	$194,551	$611,999	$589,480
Other comprehensive income:
Derivative activity:
Net loss on cash flow hedges(1)	(3,410)	(3,169)	(16,939)	(24,278)
Reclassification of net loss on cash flow hedges to income(1)	388	512	976	1,288
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Amortization of prior service credit(2)	(928)	(973)	(2,784)	(2,920)
Amortization of actuarial loss(2)	1,798	1,452	5,393	4,145
Settlement cost(2)	—	202	—	202
Total other comprehensive loss	(2,152)	(1,976)	(13,354)	(21,563)
Comprehensive income	$248,820	$192,575	$598,645	$567,917
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

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2015	September 30, 2016
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$28,731	$291,097
Trade accounts receivable	83,893	126,141
Other accounts receivable	12,701	24,867
Inventory	130,868	123,011
Energy commodity derivatives contracts, net	39,243	—
Energy commodity derivatives deposits	—	30,559
Other current assets	43,418	52,600
Total current assets	338,854	648,275
Property, plant and equipment	6,166,766	6,657,305
Less: Accumulated depreciation	1,347,537	1,471,263
Net property, plant and equipment	4,819,229	5,186,042
Investments in non-controlled entities	765,628	912,419
Long-term receivables	20,374	22,101
Goodwill	53,260	53,260
Other intangibles (less accumulated amortization of $13,709 and $2,010 at December 31, 2015 and September 30, 2016, respectively)	1,856	52,102
Tank bottoms	27,533	35,429
Other noncurrent assets	14,833	10,157
Total assets	$6,041,567	$6,919,785

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$104,094	$101,012
Accrued payroll and benefits	51,764	39,039
Accrued interest payable	51,296	48,903
Accrued taxes other than income	51,587	53,702
Environmental liabilities	15,679	11,711
Deferred revenue	81,627	98,818
Accrued product purchases	31,339	25,156
Energy commodity derivatives contracts, net	—	12,430
Energy commodity derivatives deposits	24,252	—
Current portion of long-term debt, net	250,335	250,020
Other current liabilities	51,099	43,058
Total current liabilities	713,072	683,849
Long-term debt, net	3,189,287	4,073,502
Long-term pension and benefits	77,551	70,416
Other noncurrent liabilities	24,162	29,408
Environmental liabilities	15,759	14,078
Commitments and contingencies
Partners’ capital:
Limited partner unitholders (227,427 units and 227,784 units outstanding at December 31, 2015 and September 30, 2016, respectively)	2,118,086	2,166,445
Accumulated other comprehensive loss	(96,350)	(117,913)
Total partners’ capital	2,021,736	2,048,532
Total liabilities and partners’ capital	$6,041,567	$6,919,785

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2015	2016
Operating Activities:
Net income	$611,999	$589,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	124,180	134,137
Loss on sale and retirement of assets	4,378	5,397
Earnings of non-controlled entities	(49,653)	(51,543)
Distributions of earnings from investments in non-controlled entities	47,236	50,047
Equity-based incentive compensation expense	15,226	14,737
Settlement cost, amortization of prior service credit and actuarial loss	2,609	1,427
Gain on exchange of interest in non-controlled entity	—	(28,144)
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	(24,601)	(49,014)
Inventory	22,581	7,857
Energy commodity derivatives contracts, net of derivatives deposits	(11,402)	637
Accounts payable	12,226	5,850
Accrued payroll and benefits	452	(12,725)
Accrued interest payable	(841)	(2,393)
Accrued taxes other than income	6,334	2,115
Accrued product purchases	(23,947)	(6,183)
Deferred revenue	4,141	17,191
Current and noncurrent environmental liabilities	(4,864)	(5,649)
Other current and noncurrent assets and liabilities	(11,950)	(34,229)
Net cash provided by operating activities	724,104	638,995
Investing Activities:
Additions to property, plant and equipment, net(1)	(431,260)	(517,810)
Proceeds from sale and disposition of assets	3,178	6,098
Acquisition of business	(54,678)	—
Investments in non-controlled entities	(133,373)	(174,900)
Distributions in excess of earnings of non-controlled entities	9,341	4,500
Net cash used by investing activities	(606,792)	(682,112)
Financing Activities:
Distributions paid	(489,535)	(548,388)
Net commercial paper repayments	(69,976)	(244,963)
Borrowings under long-term notes	499,589	1,142,997
Debt placement costs	(4,754)	(10,500)
Net payment on financial derivatives	(42,908)	(19,287)
Settlement of tax withholdings on long-term incentive compensation	(17,784)	(14,376)
Net cash provided (used) by financing activities	(125,368)	305,483
Change in cash and cash equivalents	(8,056)	262,366
Cash and cash equivalents at beginning of period	17,063	28,731
Cash and cash equivalents at end of period	$9,007	$291,097

Supplemental non-cash investing and financing activities:
Contribution of property, plant and equipment to a non-controlled entity	$13,252	$—
Issuance of limited partner units in settlement of equity-based incentive plan awards	$8,045	$7,092

(1) Additions to property, plant and equipment	$(439,721)	$(514,205)
Changes in accounts payable and other current liabilities related to capital expenditures	8,461	(3,605)
Additions to property, plant and equipment, net	$(431,260)	$(517,810)

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

Description of Business

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil.  As of September 30, 2016, our asset portfolio, including the assets of our joint ventures, consisted of:

•
our refined products segment, comprised of our 9,700-mile refined products pipeline system with 53 terminals as well as 26 independent terminals not connected to our pipeline system and our 1,100-mile ammonia pipeline system;

•
our crude oil segment, comprised of approximately 2,100 miles of crude oil pipelines and storage facilities with an aggregate storage capacity of approximately 23 million barrels, of which approximately 15 million barrels are used for leased storage; and

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of Presentation

In the opinion of management, our accompanying consolidated financial statements which are unaudited, except for the consolidated balance sheet as of December 31, 2015, which is derived from our audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2016, the results of operations for the three and nine months ended September 30, 2015 and 2016 and cash flows for the nine months ended September 30, 2015 and 2016. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016 for several reasons. Profits from our butane blending activities are realized largely during the first and fourth quarters of each year. Additionally, gasoline demand, which drives transportation volumes and revenues on our pipeline systems, generally trends higher during the summer driving months. Further, the volatility of commodity prices impacts the profits from our commodity activities and, to a lesser extent, the volume of petroleum products we transport on our pipelines.

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

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is part of the FASB’s initiative to simplify accounting standards. The guidance requires an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur, and allows equity classification for awards where employees elect to withhold up to the maximum statutory tax rates in the applicable jurisdictions. The new standard also requires cash paid by employers when directly withholding shares for tax withholding purposes to be classified as a financing activity in the statement of cash flows.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases. The new accounting model for lessors remains largely the same, although some changes have been made to align it with the new lessee model and the new revenue recognition guidance. This update also requires companies to include additional disclosures regarding their lessee and lessor agreements. Public companies are required to adopt the

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

standard for financial reporting periods that start after December 15, 2018, although early adoption is permitted. We are currently in the process of evaluating the impact this new standard will have on our financial statements.

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
For the three and nine months ended September 30, 2015 and 2016, product sales revenue included the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Physical sale of petroleum products	$100,829	$146,006	$403,395	$412,045
Change in value of NYMEX contracts	71,902	(12,650)	52,432	(8,438)
Total product sales revenue	$172,731	$133,356	$455,827	$403,607

3.	Segment Disclosures

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2015
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$264,156	$101,122	$45,109	$—	$410,387
Product sales revenue	171,775	—	956	—	172,731
Affiliate management fee revenue	—	3,211	346	—	3,557
Total revenue	435,931	104,333	46,411	—	586,675
Operating expenses	108,972	24,572	14,700	(895)	147,349
Cost of product sales	85,341	—	181	—	85,522
Losses (earnings) of non-controlled entities	48	(14,906)	(663)	—	(15,521)
Operating margin	241,570	94,667	32,193	895	369,325
Depreciation and amortization expense	24,333	9,502	7,313	895	42,043
G&A expenses	22,238	9,818	5,556	—	37,612
Operating profit	$194,999	$75,347	$19,324	$—	$289,670

	Three Months Ended September 30, 2016
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$267,339	$100,113	$46,182	$(201)	$413,433
Product sales revenue	105,834	24,750	2,772	—	133,356
Affiliate management fee revenue	218	4,416	359	—	4,993
Total revenue	373,391	129,279	49,313	(201)	551,782
Operating expenses	95,776	24,628	16,374	(1,492)	135,286
Cost of product sales	93,761	24,108	373	—	118,242
Losses (earnings) of non-controlled entities	272	(18,180)	(668)	—	(18,576)
Operating margin	183,582	98,723	33,234	1,291	316,830
Depreciation and amortization expense	28,432	9,333	8,025	1,291	47,081
G&A expenses	22,993	8,493	4,314	—	35,800
Operating profit	$132,157	$80,897	$20,895	$—	$233,949

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2015
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$723,156	$294,023	$131,921	$—	$1,149,100
Product sales revenue	453,737	—	2,090	—	455,827
Affiliate management fee revenue	—	9,449	1,029	—	10,478
Total revenue	1,176,893	303,472	135,040	—	1,615,405
Operating expenses	288,265	65,032	45,916	(2,839)	396,374
Cost of product sales	315,301	—	907	—	316,208
Losses (earnings) of non-controlled entities	146	(47,735)	(2,064)	—	(49,653)
Operating margin	573,181	286,175	90,281	2,839	952,476
Depreciation and amortization expense	71,742	25,995	23,604	2,839	124,180
G&A expenses	68,730	26,935	15,387	—	111,052
Operating profit	$432,709	$233,245	$51,290	$—	$717,244

	Nine Months Ended September 30, 2016
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$739,931	$303,181	$132,837	$(201)	$1,175,748
Product sales revenue	372,061	26,465	5,081	—	403,607
Affiliate management fee revenue	422	9,686	1,032	—	11,140
Total revenue	1,112,414	339,332	138,950	(201)	1,590,495
Operating expenses	280,261	66,370	49,897	(3,847)	392,681
Cost of product sales	300,009	26,469	1,052	—	327,530
Losses (earnings) of non-controlled entities	352	(49,870)	(2,025)	—	(51,543)
Operating margin	531,792	296,363	90,026	3,646	921,827
Depreciation and amortization expense	78,523	28,264	23,704	3,646	134,137
G&A expenses	68,852	27,419	14,945	—	111,216
Operating profit	$384,417	$240,680	$51,377	$—	$676,474

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Investments in Non-Controlled Entities

Our investments in non-controlled entities at September 30, 2016 were comprised of:

Entity	Ownership Interest
BridgeTex Pipeline Company, LLC (“BridgeTex”)	50%
Double Eagle Pipeline LLC (“Double Eagle”)	50%
HoustonLink Pipeline Company, LLC (“HoustonLink”)	50%
Powder Springs Logistics, LLC (“Powder Springs”)	50%
Saddlehorn Pipeline Company, LLC (“Saddlehorn”)	40%
Seabrook Logistics, LLC (“Seabrook”)	50%
Texas Frontera, LLC (“Texas Frontera”)	50%

In February 2016, we transferred our 50% membership interest in Osage Pipe Line Company, LLC (“Osage”) to an affiliate of HollyFrontier Corporation. In conjunction with this transaction, we entered into several commercial agreements with affiliates of HollyFrontier Corporation. We recorded these commercial agreements as $43.7 million of intangible assets and $8.3 million of other receivables in our consolidated balance sheets. The intangible assets will be amortized over the 20-year life of the contracts received. The total gain recorded in 2016 was $28.1 million.

The management fees we have recognized from BridgeTex, Osage, Powder Springs, Saddlehorn and Texas Frontera are reported as affiliate management fee revenue on our consolidated statements of income.  In addition, we receive reimbursement from certain of our joint ventures for costs incurred during construction, which we included as reductions to costs and expenses on our consolidated statements of income. These construction cost reimbursements totaled $1.2 million and $2.7 million during the three and nine months ended September 30, 2016, respectively.

We recognized pipeline capacity lease revenue from BridgeTex of $8.9 million and $8.9 million for the three months ended September 30, 2015 and 2016, respectively, and $25.8 million and $26.6 million for the nine months ended September 30, 2015 and 2016, respectively, which we included in transportation and terminals revenue on our consolidated statements of income.

We recognized throughput revenue from Double Eagle of $0.8 million and $0.9 million for the three months ended September 30, 2015 and 2016, respectively, and $2.6 million and $2.5 million for the nine months ended September 30, 2015 and 2016, respectively, which we included in transportation and terminals revenue on our consolidated statements of income.  At December 31, 2015 and September 30, 2016, respectively, we recognized a $0.2 million and $0.3 million trade accounts receivable from Double Eagle.

At September 30, 2016, we recognized $2.9 million, $1.4 million and $0.5 million of other receivables from Saddlehorn, BridgeTex and Powder Springs, respectively, related to the activities detailed above and miscellaneous cost reimbursements. These receivables are reported in our balance sheets as other accounts receivable.

The financial results from Texas Frontera are included in our marine storage segment, the financial results from BridgeTex, Double Eagle, HoustonLink, Osage, Saddlehorn and Seabrook are included in our crude oil segment and the financial results from Powder Springs are included in our refined products segment, each as earnings/losses of non-controlled entities.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of our investments in non-controlled entities follows (in thousands):

	BridgeTex	All Others	Consolidated
Investments at December 31, 2015	$495,267	$270,361	$765,628
Additional investment	31,503	143,397	174,900
Exchange of investment in non-controlled entity	—	(25,105)	(25,105)
Earnings of non-controlled entities:
Proportionate share of earnings	45,990	7,256	53,246
Amortization of excess investment and capitalized interest	(1,529)	(174)	(1,703)
Earnings of non-controlled entities	44,461	7,082	51,543
Less:
Distributions of earnings from investments in non-controlled entities	44,461	5,586	50,047
Distributions in excess of earnings of non-controlled entities	3,333	1,167	4,500
Investments at September 30, 2016	$523,437	$388,982	$912,419

Summarized financial information of our non-controlled entities for the three and nine months ended September 30, 2015 and 2016 follows (in thousands):

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2016
	BridgeTex	All Others	Consolidated	BridgeTex	All Others	Consolidated
Revenue	$47,555	$12,530	$60,085	$55,843	$14,022	$69,865
Net income	$28,150	$4,151	$32,301	$33,514	$5,149	$38,663

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2016
	BridgeTex	All Others	Consolidated	BridgeTex	All Others	Consolidated
Revenue	$146,320	$33,677	$179,997	$155,067	$35,451	$190,518
Net income	$91,806	$11,525	$103,331	$91,981	$14,907	$106,888

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Inventory

Inventory at December 31, 2015 and September 30, 2016 was as follows (in thousands):

	December 31, 2015	September 30, 2016
Refined products	$57,455	$23,028
Crude oil	28,385	20,475
Transmix	21,297	33,108
Liquefied petroleum gases	17,954	40,684
Additives	5,777	5,716
Total inventory	$130,868	$123,011

6.	Employee Benefit Plans
We sponsor two pension plans for certain union employees and a pension plan primarily for non-union employees, a postretirement benefit plan for selected employees and a defined contribution plan. The following tables present our consolidated net periodic benefit costs related to the pension and postretirement benefit plans for the three and nine months ended September 30, 2015 and 2016 (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2016
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$4,723	$61	$4,555	$53
Interest cost	1,938	109	1,992	148
Expected return on plan assets	(2,009)	—	(2,235)	—
Amortization of prior service credit	—	(928)	(45)	(928)
Amortization of actuarial loss	1,577	221	1,161	291
Settlement cost	—	—	202	—
Net periodic benefit cost (credit)	$6,229	$(537)	$5,630	$(436)

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2016
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$14,168	$183	$13,648	$176
Interest cost	5,815	328	5,970	368
Expected return on plan assets	(6,028)	—	(6,694)	—
Amortization of prior service credit	—	(2,784)	(135)	(2,785)
Amortization of actuarial loss	4,730	663	3,485	660
Settlement cost	—	—	202	—
Net periodic benefit cost (credit)	$18,685	$(1,610)	$16,476	$(1,581)

Contributions estimated to be paid into the plans in 2016 are $26.0 million and $0.5 million for the pension and other postretirement benefit plans, respectively.

We match our employees’ qualifying contributions to our defined contribution plan, resulting in expense to us. Expenses related to the defined contribution plan were $1.8 million and $2.4 million, respectively, for the three months ended September 30, 2015 and 2016 and $6.8 million and $7.8 million, respectively, for the nine months ended September 30, 2015 and 2016.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts Included in AOCL

The changes in AOCL related to employee benefit plan assets and benefit obligations for the three and nine months ended September 30, 2015 and 2016 were as follows (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2016
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(60,104)	$(3,110)	$(60,045)	$(5,433)
Amortization of prior service credit	—	(928)	(45)	(928)
Amortization of actuarial loss	1,577	221	1,161	291
Settlement cost	—	—	202	—
Ending balance	$(58,527)	$(3,817)	$(58,727)	$(6,070)

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2016
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(63,257)	$(1,696)	$(62,279)	$(3,945)
Amortization of prior service credit	—	(2,784)	(135)	(2,785)
Amortization of actuarial loss	4,730	663	3,485	660
Settlement cost	—	—	202	—
Ending balance	$(58,527)	$(3,817)	$(58,727)	$(6,070)

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Debt
The carrying amount of our consolidated debt at December 31, 2015 and September 30, 2016 was as follows (in thousands, except as otherwise noted):

	December 31, 2015	September 30, 2016	Weighted-Average Interest Rate for the Nine Months Ended September 30, 2016 (1)
Commercial paper(2)	$279,801	$34,880	0.8%
$250.0 million of 5.65% Notes due 2016(3)	250,208	250,020	5.7%
$250.0 million of 6.40% Notes due 2018	254,694	253,298	5.5%
$550.0 million of 6.55% Notes due 2019	562,600	560,042	5.7%
$550.0 million of 4.25% Notes due 2021	553,002	552,620	4.1%
$250.0 million of 3.20% Notes due 2025	247,788	247,967	3.2%
$650.0 million of 5.00% Notes due 2026(2)	—	644,129	5.1%
$250.0 million of 6.40% Notes due 2037	247,230	247,312	6.4%
$250.0 million of 4.20% Notes due 2042	246,142	246,230	4.3%
$550.0 million of 5.15% Notes due 2043	550,819	550,885	5.1%
$250.0 million of 4.20% Notes due 2045	247,338	247,408	4.7%
$500.0 million of 4.25% Notes due 2046(2)	—	488,731	4.8%
Total debt	3,439,622	4,323,522	4.9%
Less: current portion of long-term debt, net	250,335	250,020
Long-term debt, net(4)	$3,189,287	$4,073,502

(1)	Weighted-average interest rate includes the amortization/accretion of discounts, premiums and gains/losses realized on historical cash flow and fair value hedges recognized as interest expense.

(2)
These borrowings were outstanding for only a portion of the nine-month period ending September 30, 2016. The weighted-average interest rate for these borrowings was calculated based on the number of days the borrowings were outstanding during the noted period.

(3)	These borrowings will mature in October 2016 and are reflected in current debt on our consolidated balance sheets at December 31, 2015 and September 30, 2016.

(4)	Long-term debt is presented net of unamortized debt issuance costs of $18.7 million and $27.4 million at December 31, 2015 and September 30, 2016, respectively.

All of the instruments detailed in the table above are senior indebtedness.

The face value of our debt at December 31, 2015 and September 30, 2016 was $3.4 billion and $4.3 billion, respectively. The difference between the face value and carrying value of our debt outstanding is the unamortized portion of terminated fair value hedges and the unamortized discounts and premiums on debt issuances. Realized gains and losses on fair value hedges and note discounts and premiums are being amortized or accreted to the applicable notes over the respective lives of those notes.

2016 Debt Offering

In September 2016, we issued $500.0 million of our 4.25% notes due 2046 in an underwritten public offering. The notes were issued at 98.762% of par. Net proceeds from this offering were approximately $488.7 million, after underwriting discounts and offering expenses of $5.1 million. The net proceeds from this offering were used to repay our 5.65% senior notes when due in October 2016 and to repay borrowings outstanding under our commercial paper program. The remaining proceeds may be used for general partnership purposes, which may include capital expenditures.

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

Other Debt

Revolving Credit Facilities. At September 30, 2016, the total borrowing capacity under our revolving credit facility with a maturity date of October 27, 2020 was $1.0 billion. Any borrowings outstanding under this facility are classified as long-term debt on our consolidated balance sheets. Borrowings under this facility are unsecured and bear interest at LIBOR plus a spread ranging from 1.000% to 1.625% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate between 0.100% and 0.275% depending on our credit ratings. The unused commitment fee was 0.125% at September 30, 2016. Borrowings under this facility may be used for general partnership purposes, including capital expenditures. As of December 31, 2015 and September 30, 2016, respectively, there were no borrowings outstanding under this facility, with $6.3 million obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets, but decrease our borrowing capacity under this facility.

At September 30, 2016, the total borrowing capacity under our 364-day credit facility was $250.0 million. The maturity date of this credit facility is October 25, 2016. See Note 14 – Subsequent Events for recent information about this credit facility. Any borrowings under this credit facility are classified as current debt on our consolidated balance sheets. Borrowings under this facility are unsecured and bear interest at LIBOR plus a spread ranging from 1.000% to 1.625% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate between 0.080% and 0.225% depending on our credit ratings. The unused commitment fee was 0.100% at September 30, 2016. Borrowings under this facility may be used for general partnership purposes, including capital expenditures. As of December 31, 2015 and September 30, 2016, respectively, there were no borrowings outstanding under this facility.

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

During 2016, we entered into $100.0 million of forward-starting interest rate swap agreements to hedge against the risk of variability of future interest payments on a portion of debt we anticipate issuing in 2018. The fair values of these contracts at September 30, 2016 were recorded on our balance sheets as an other noncurrent liability of $3.5 million, with the offset recorded to other comprehensive income. We account for these agreements as cash flow hedges.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2015 and 2016, we entered into $250.0 million of forward-starting interest rate swap agreements to hedge against the risk of variability of future interest payments on a portion of debt we anticipated issuing in 2016. We accounted for these agreements as cash flow hedges. When we issued $500.0 million of 4.25% notes due 2046 in September 2016, we settled the associated interest rate swap agreements for a loss of $19.3 million. The loss was recorded to other comprehensive income and will be recognized into earnings as an adjustment to our periodic interest expense accruals over the first ten-year payment period of the associated notes. This loss was also reported as a net payment on financial derivatives in the financing activities of our consolidated statements of cash flows in 2016.

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
The effective portion of changes in the fair value of the hedge is recorded as adjustments to the asset or liability being hedged. Any ineffectiveness and amounts excluded from the assessment of hedge effectiveness are recognized currently in earnings.

Does Not Qualify For Hedge Accounting Treatment
Economic Hedge
To effectively serve as either a fair value or a cash flow hedge; however, the derivative agreement does not qualify for hedge accounting treatment under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging.
Changes in the fair value of these agreements are recognized currently in earnings.

During the three and nine months ended September 30, 2015 and 2016, none of the commodity hedging contracts we entered into qualified for or were designated as cash flow hedges.

Period changes in the fair value of NYMEX agreements that are accounted for as economic hedges (other than those economic hedges of our butane purchases and our pipeline product overages as discussed below), the effective portion of changes in the fair value of cash flow hedges that are reclassified from AOCL and any ineffectiveness

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As outlined in the table below, our open NYMEX contracts at September 30, 2016 were as follows:

Type of Contract/Accounting Methodology	Product Represented by the Contract and Associated Barrels	Maturity Dates
NYMEX - Fair Value Hedges	0.7 million barrels of crude oil	November 2017
NYMEX - Economic Hedges	5.1 million barrels of refined products and crude oil	Between October 2016 and April 2017
NYMEX - Economic Hedges	1.3 million barrels of future purchases of butane	Between October 2016 and April 2017

Energy Commodity Derivatives Contracts and Deposits Offsets

At September 30, 2016, we had made margin deposits of $30.6 million for our NYMEX contracts with our counterparties, which were recorded as a current asset under energy commodity derivatives deposits on our consolidated balance sheets. We have the right to offset the combined fair values of our open NYMEX contracts against our margin deposits under a master netting arrangement for each counterparty; however, we have elected to present the combined fair values of our open NYMEX contracts separately from the related margin deposits on our consolidated balance sheets. Additionally, we have the right to offset the fair values of our NYMEX agreements together for each counterparty, which we have elected to do, and we report the combined net balances on our consolidated balance sheets. A schedule of the derivative amounts we have offset and the deposit amounts we could offset under a master netting arrangement are provided below as of December 31, 2015 and September 30, 2016 (in thousands):

	December 31, 2015
Description	Gross Amounts of Recognized Assets	Gross Amounts of Liabilities Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets(1)	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheets	Net Asset Amount(3)
Energy commodity derivatives	$48,367	$(5,646)	$42,721	$(24,252)	$18,469

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2016
Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Assets Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets(2)	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheets	Net Asset Amount(3)
Energy commodity derivatives	$(15,576)	$3,247	$(12,329)	$30,559	$18,230

(1)	Net amount includes energy commodity derivative contracts classified as current assets, net, of $39,243 and noncurrent assets of $3,478.

(2)	Net amount includes energy commodity derivative contracts classified as current liabilities, net, of $12,430 and noncurrent assets of $101.

(3)	Amount represents the maximum loss we would incur if all of our counterparties failed to perform on their derivative contracts.

Impact of Derivatives on Our Financial Statements

Comprehensive Income

The changes in derivative activity included in AOCL for the three and nine months ended September 30, 2015 and 2016 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Losses Included in AOCL	2015	2016	2015	2016
Beginning balance	$(29,528)	$(50,459)	$(16,587)	$(30,126)
Net loss on cash flow hedges	(3,410)	(3,169)	(16,939)	(24,278)
Reclassification of net loss on cash flow hedges to income	388	512	976	1,288
Ending balance	$(32,550)	$(53,116)	$(32,550)	$(53,116)
Income Statements
The following tables provide a summary of the effect on our consolidated statements of income for the three and nine months ended September 30, 2015 and 2016 of derivatives accounted for under ASC 815-30, Derivatives and Hedging—Cash Flow Hedges, that were designated as hedging instruments (in thousands):

	Three Months Ended September 30, 2015
	Amount of Loss Recognized in AOCL on Derivative	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Derivative Instrument			Effective Portion	Ineffective Portion
Interest rate contracts	$(3,410)	Interest expense	$(388)	$—

	Three Months Ended September 30, 2016
	Amount of Loss Recognized in AOCL on Derivative	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Derivative Instrument			Effective Portion	Ineffective Portion
Interest rate contracts	$(3,169)	Interest expense	$(512)	$—

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2015
	Amount of Loss Recognized in AOCL on Derivative	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Derivative Instrument			Effective Portion	Ineffective Portion
Interest rate contracts	$(16,939)	Interest expense	$(976)	$—

	Nine Months Ended September 30, 2016
	Amount of Loss Recognized in AOCL on Derivative	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Derivative Instrument			Effective Portion	Ineffective Portion
Interest rate contracts	$(24,278)	Interest expense	$(1,288)	$—

As of September 30, 2016, the net loss estimated to be classified to interest expense over the next twelve months from AOCL is approximately $3.0 million.

During 2015 and 2016, we had open NYMEX contracts on 0.7 million barrels of crude oil that were designated as fair value hedges. Because there was no ineffectiveness recognized on these hedges, the cumulative gains at December 31, 2015 and September 30, 2016 of $27.9 million and $17.6 million, respectively, from these agreements were offset by a cumulative decrease to tank bottoms. The differential between the current spot price and forward price is excluded from the assessment of hedge effectiveness for these fair value hedges. For the three months ended September 30, 2015 and 2016, we recognized a gain (loss) of $(1.7) million and $0.3 million, respectively, and for the nine months ended September 30, 2015 and 2016, we recognized a gain of $4.6 million and $4.5 million, respectively, for the amounts we excluded from the assessment of effectiveness of these fair value hedges, which we reported as other income/expense on our consolidated statements of income.
The following table provides a summary of the effect on our consolidated statements of income for the three and nine months ended September 30, 2015 and 2016 of derivatives accounted for under ASC 815, Derivatives and Hedging, that were not designated as hedging instruments (in thousands):

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended		Nine Months Ended
	Location of Gain (Loss) Recognized on Derivatives	September 30,		September 30,
Derivative Instrument		2015	2016	2015	2016
NYMEX commodity contracts	Product sales revenue	$71,902	$(12,650)	$52,432	$(8,438)
NYMEX commodity contracts	Operating expenses	14,761	4,212	7,181	(1,192)
NYMEX commodity contracts	Cost of product sales	(3,767)	831	(5,847)	3,643
	Total	$82,896	$(7,607)	$53,766	$(5,987)
The impact of the derivatives in the above table was reflected as cash from operations on our consolidated statements of cash flows.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheets
The following tables provide a summary of the fair value of derivatives accounted for under ASC 815, Derivatives and Hedging, which are presented on a net basis in our consolidated balance sheets, that were designated as hedging instruments as of December 31, 2015 and September 30, 2016 (in thousands):

	December 31, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$60	Energy commodity derivatives contracts, net	$—
NYMEX commodity contracts	Other noncurrent assets	3,478	Other noncurrent liabilities	—
Interest rate contracts	Other current assets	2,179	Other current liabilities	653
	Total	$5,717	Total	$653

	September 30, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Other noncurrent assets	$101	Other noncurrent liabilities	$—
Interest rate contracts	Other noncurrent assets	—	Other noncurrent liabilities	3,465
	Total	$101	Total	$3,465

The following tables provide a summary of the fair value of derivatives accounted for under ASC 815, Derivatives and Hedging, which are presented on a net basis in our consolidated balance sheets, that were not designated as hedging instruments as of December 31, 2015 and September 30, 2016 (in thousands):

	December 31, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$44,829	Energy commodity derivatives contracts, net	$5,646

	September 30, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX commodity contracts	Energy commodity derivatives contracts, net	$3,146	Energy commodity derivatives contracts, net	$15,576

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Commitments and Contingencies

Environmental Liabilities

Liabilities recognized for estimated environmental costs were $31.4 million and $25.8 million at December 31, 2015 and September 30, 2016, respectively. We have classified environmental liabilities as current or noncurrent based on management’s estimates regarding the timing of actual payments. Management estimates that expenditures associated with these environmental liabilities will be substantially paid over the next 9 years. Environmental expense recognized as a result of changes in our environmental liabilities are generally included in operating expenses on our consolidated statements of income. Environmental expenses were $1.3 million and $0.3 million for the three months ended September 30, 2015 and 2016, respectively, and $5.6 million and $4.6 million for the nine months ended September 30, 2015 and 2016, respectively.

Environmental Receivables

Receivables from insurance carriers and other third parties related to environmental matters were $2.6 million at December 31, 2015, of which $0.7 million and $1.9 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets. Receivables from insurance carriers and other third parties related to environmental matters were $2.0 million at September 30, 2016, of which $0.8 million and $1.2 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets.
Other
We are a party to various other claims, legal actions and complaints arising in the ordinary course of business, including without limitation those disclosed in Item 1, Legal Proceedings of Part II of this report on Form 10-Q. While the results cannot be predicted with certainty, management believes the ultimate resolution of these claims, legal actions and complaints after consideration of amounts accrued, insurance coverage or other indemnification arrangements will not have a material adverse effect on our results of operations, financial position or cash flows. See Note 14 – Subsequent Events for additional information about a recent event.

10.	Long-Term Incentive Plan
We have a long-term incentive plan (“LTIP”) for certain of our employees and directors of our general partner. The LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate payout of 11.9 million of our limited partner units. The compensation committee of our general partner’s board of directors administers our LTIP. The estimated units remaining available under the LTIP at September 30, 2016 total 3.0 million.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our equity-based incentive compensation expense (benefit) was as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2015
	Equity Method	Liability Method	Total	Equity Method	Liability Method	Total
Performance-based awards:
2013 awards	$1,673	$(590)	$1,083	$6,246	$501	$6,747
2014 awards	1,497	—	1,497	3,980	—	3,980
2015 awards	1,727	—	1,727	3,687	—	3,687
Time-based awards	380	—	380	812	—	812
Total	$5,277	$(590)	$4,687	$14,725	$501	$15,226

Allocation of LTIP expense on our consolidated statements of income:
G&A expense			$4,643			$15,016
Operating expense			44			210
Total			$4,687			$15,226

	Three Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2016
	Equity Method	Liability Method	Total	Equity Method	Liability Method	Total
Performance-based awards:
2014 awards	$1,780	$—	$1,780	$6,168	$—	$6,168
2015 awards	1,208	—	1,208	3,679	—	3,679
2016 awards	1,097	—	1,097	3,240	—	3,240
Time-based awards	593	—	593	1,650	—	1,650
Total	$4,678	$—	$4,678	$14,737	$—	$14,737

Allocation of LTIP expense on our consolidated statements of income:
G&A expense			$4,637			$14,623
Operating expense			41			114
Total			$4,678			$14,737

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

11.	Distributions
Distributions we paid during 2015 and 2016 were as follows (in thousands, except per unit amounts):

Payment Date	Per Unit Cash Distribution Amount	Total Cash Distribution to Limited Partners
02/13/2015	$0.6950	$158,061
05/15/2015	0.7175	163,178
08/14/2015	0.7400	168,296
Through 09/30/2015	2.1525	489,535
11/13/2015	0.7625	173,413
Total	$2.9150	$662,948

2/12/2016	$0.7850	$178,808
5/13/2016	0.8025	182,797
08/12/2016	0.8200	186,783
Through 09/30/2016	2.4075	548,388
11/14/2016(1)	0.8375	190,769
Total	$3.2450	$739,157

(1) Our general partner’s board of directors declared this cash distribution in October 2016 to be paid on November 14, 2016 to unitholders of record at the close of business on October 31, 2016.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Long-term receivables. These primarily include lease payments receivable under a direct-financing leasing arrangement and cost reimbursement payments receivable. These receivables were recorded at fair value on our consolidated balance sheets, using then-current market rates to estimate the present value of future cash flows.

•
Debt. The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2015 and September 30, 2016; however, where recent observable market trades were not available, prices were determined using adjustments to the last traded value for that debt issuance or by adjustments to the prices of similar debt instruments of peer entities that are actively traded. The carrying amount of borrowings, if any, under our revolving credit facility and our commercial paper program approximates fair value due to the frequent repricing of these obligations.

Fair Value Measurements - Financial Assets and Liabilities

The following tables summarize the carrying amounts, fair values and recurring fair value measurements recorded or disclosed as of December 31, 2015 and September 30, 2016 based on the three levels established by ASC 820, Fair Value Measurements and Disclosures (in thousands):

	December 31, 2015
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts	$42,721	$42,721	$42,721	$—	$—
Interest rate contracts	$1,526	$1,526	$—	$1,526	$—
Long-term receivables	$20,374	$20,374	$—	$—	$20,374
Debt	$(3,439,622)	$(3,284,791)	$—	$(3,284,791)	$—

	September 30, 2016
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts	$(12,329)	$(12,329)	$(12,329)	$—	$—
Interest rate contracts	$(3,465)	$(3,465)	$—	$(3,465)	$—
Long-term receivables	$22,101	$22,101	$—	$—	$22,101
Debt	$(4,323,522)	$(4,678,925)	$—	$(4,678,925)	$—

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Related Party Transactions

Barry R. Pearl is an independent member of our general partner’s board of directors and was also a director of the general partner of Targa Resources Partners, L.P. (“Targa”) through February 29, 2016. In the normal course of business, we purchase butane from subsidiaries of Targa. During Mr. Pearl’s tenure as a director of the general partner of Targa, we made purchases of butane from subsidiaries of Targa of $1.5 million and $14.3 million, respectively, for the three and nine month periods ending September 30, 2015, and $4.7 million for the period from January 1, 2016 through February 29, 2016. These purchases were based on the then-current index prices. We had recognized payables to Targa of $2.0 million at December 31, 2015.

Stacy P. Methvin was elected as an independent member of our general partner’s board of directors on April 23, 2015 and is also a director of one of our customers.  We received tariff revenue from this customer of $4.1 million and $6.7 million, respectively, for the three and nine month periods ending September 30, 2015 and $4.3 million and $12.0 million, respectively, for the three and nine month periods ended September 30, 2016. We recorded receivables of $1.3 million and $1.5 million from this customer at December 31, 2015 and September 30, 2016, respectively.  The tariff revenue we recognized from this customer was in the normal course of business, with rates determined in accordance with published tariffs.

See Note 4 – Investments in Non-Controlled Entities for a discussion of affiliate joint venture transactions we account for under the equity method.

14.	Subsequent Events

Recognizable events

No recognizable events occurred subsequent to September 30, 2016.

Non-recognizable events

Renewal of 364-Day Credit Facility. In October 2016, we renewed our 364-day credit facility (see Note 7 - Debt for a description of this facility). The new maturity date is October 19, 2017. All other terms remain the same.

Anhydrous Ammonia Event. On October 17, 2016, we experienced a release of anhydrous ammonia on our ammonia pipeline system near Tekamah, Nebraska. The release resulted in a fatality and possible injuries. The National Transportation Safety Board is investigating the event. On October 21, 2016, the U.S. Department of Transportation, Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a Corrective Action Order to Magellan Ammonia Pipeline, L.P. related to the event, which, among other things, requires PHMSA’s approval prior to re-start of the affected pipeline segment. We are currently unable to estimate the full impact of this event. However, we believe the impact on our financial position and results of operations is not likely to be material as defined by the Securities and Exchange Commission.

Cash Distribution. In October 2016, our general partner’s board of directors declared a quarterly distribution of $0.8375 per unit to be paid on November 14, 2016 to unitholders of record at the close of business on October 31, 2016. The total cash distributions expected to be paid under this declaration are approximately $190.8 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a publicly traded limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of September 30, 2016, our asset portfolio, including the assets of our joint ventures, consisted of:

•
our refined products segment, comprised of our 9,700-mile refined products pipeline system with 53 terminals as well as 26 independent terminals not connected to our pipeline system and our 1,100-mile ammonia pipeline system;

•
our crude oil segment, comprised of approximately 2,100 miles of crude oil pipelines and storage facilities with an aggregate storage capacity of approximately 23 million barrels, of which approximately 15 million barrels are used for leased storage; and

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

Recent Developments

Little Rock Pipeline. In July 2016, our Little Rock pipeline began commercial service. This pipeline extends the reach of our existing pipeline system to the Little Rock, Arkansas market with the capacity to ship as much as 75,000 barrels per day of refined products from mid-continent and Gulf Coast refineries.

Saddlehorn Pipeline. In September 2016, Saddlehorn Pipeline Company, LLC (“Saddlehorn”) began commercial service delivering crude oil from the DJ Basin region of Colorado to existing storage facilities in Cushing, Oklahoma. This jointly-owned pipeline system has the capacity to deliver up to 190,000 barrels per day of crude oil. We do not consolidate Saddlehorn in our financial statements; however, we will recognize our 40% share of its profits in our consolidated statements of income as earnings of non-controlled entities.

Cash Distribution. In October 2016, the board of directors of our general partner declared a quarterly cash distribution of $0.8375 per unit for the period of July 1, 2016 through September 30, 2016. This quarterly cash distribution will be paid on November 14, 2016 to unitholders of record on October 31, 2016. Total distributions expected to be paid under this declaration are approximately $190.8 million.

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

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2016

	Three Months Ended September 30,		Variance Favorable (Unfavorable)
	2015	2016	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$264.2	$267.3	$3.1	1
Crude oil	101.2	100.1	(1.1)	(1)
Marine storage	45.1	46.2	1.1	2
Intersegment eliminations	—	(0.1)	(0.1)	n/a
Total transportation and terminals revenue	410.5	413.5	3.0	1
Affiliate management fee revenue	3.6	5.0	1.4	39
Operating expenses:
Refined products	109.0	95.8	13.2	12
Crude oil	24.5	24.7	(0.2)	(1)
Marine storage	14.7	16.4	(1.7)	(12)
Intersegment eliminations	(0.8)	(1.6)	0.8	100
Total operating expenses	147.4	135.3	12.1	8
Product margin:
Product sales revenue	172.7	133.3	(39.4)	(23)
Cost of product sales	85.5	118.2	(32.7)	(38)
Product margin(1)	87.2	15.1	(72.1)	(83)
Earnings of non-controlled entities	15.5	18.5	3.0	19
Operating margin	369.4	316.8	(52.6)	(14)
Depreciation and amortization expense	42.1	47.0	(4.9)	(12)
G&A expense	37.7	35.8	1.9	5
Operating profit	289.6	234.0	(55.6)	(19)
Interest expense (net of interest income and interest capitalized)	36.1	42.0	(5.9)	(16)
Other expense (income)	1.7	(3.3)	5.0	n/a
Income before provision for income taxes	251.8	195.3	(56.5)	(22)
Provision for income taxes	0.8	0.7	0.1	13
Net income	$251.0	$194.6	$(56.4)	(22)
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.476	$1.503
Volume shipped (million barrels):
Gasoline	73.9	72.7
Distillates	38.8	37.3
Aviation fuel	5.6	7.2
Liquefied petroleum gases	3.5	4.1
Total volume shipped	121.8	121.3
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$1.148	$1.189
Volume shipped (million barrels)	53.6	50.7
Crude oil terminal average utilization (million barrels per month)	13.5	14.8
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(2)	18.5	20.6
Marine storage:
Marine terminal average utilization (million barrels per month)	24.3	24.3

(1) Product margin does not include depreciation or amortization expense.
(2) These volumes reflect the total shipments for the BridgeTex pipeline, which is owned 50% by us.

Transportation and terminals revenue increased $3.0 million resulting from:

•
an increase in refined products revenue of $3.1 million primarily attributable to higher average tariff rates. The average rate per barrel in the current period was favorably impacted by the mid-year 2016 tariff adjustment, which was an approximate 2% average increase over all of our markets. Shipments decreased slightly in the current period primarily due to refinery turnarounds that favorably impacted demand on our system during third quarter 2015, partially offset by volumes from recent growth projects, including our Little Rock pipeline which commenced commercial operations in July 2016. Additionally, revenue from leased storage along our pipeline system increased due to new customer contracts;

•
a decrease in crude oil revenue of $1.1 million primarily due to lower volumes on the Longhorn pipeline as shippers utilized historical credits (earned by shipping in excess of their minimum commitments in the past) that were set to expire in the third quarter of 2016. This decline was partially offset by higher revenue from leased storage primarily due to strong demand at our East Houston terminal; and

•	an increase in marine storage revenue of $1.1 million primarily due to higher average rates from contract renewals and escalations in the current period.
Affiliate management fee revenue increased $1.4 million, primarily resulting from a one-time start-up fee received from Saddlehorn, which began operations in September 2016.
Operating expenses decreased by $12.1 million primarily resulting from:

•
a decrease in refined products expenses of $13.2 million primarily due to lower asset integrity spending related to the timing of tank maintenance work, lower environmental accruals related to historical remediation sites, more favorable product overages in the current period (which reduce operating expenses) and lower asset retirements, partially offset by rental costs related to a pipeline segment we began leasing in third quarter 2016 in connection with our Little Rock pipeline;

•	an increase in crude oil expenses of $0.2 million primarily due to higher personnel costs resulting from additional headcount, partially offset by lower power costs; and

•	an increase in marine storage expenses of $1.7 million primarily due to higher asset integrity spending related to the timing of tank inspections and maintenance work.
Product sales revenue resulted primarily from our butane blending activities, transmix fractionation and the sale of product gains from our operations. We utilize New York Mercantile Exchange (“NYMEX”) contracts to hedge against changes in the price of petroleum products we expect to sell in the future, and we use butane futures agreements to hedge against changes in the price of butane we expect to purchase in future periods. See Note 8 –Derivative Financial Instruments in Item 1 of Part I for a discussion of our hedging strategies and how our use of NYMEX contracts and butane futures agreements impacts our product margin. Product margin decreased $72.1 million due to losses on NYMEX contracts recognized in third quarter 2016 compared to gains in third quarter 2015. See Other Items—Commodity Derivative Agreements—Impact of Commodity Derivatives on Results of Operations below for more information about our NYMEX contracts.
Earnings of non-controlled entities increased $3.0 million primarily attributable to increased earnings from BridgeTex Pipeline Company, LLC (“BridgeTex”) due to higher shipments in third quarter 2016, as well as earnings from Saddlehorn, which began operating during third quarter 2016.
Depreciation and amortization increased $4.9 million primarily due to expansion capital projects recently placed into service and $2.5 million of asset impairment charges in third quarter 2016, mainly related to an inactive pipeline terminal.
G&A expense decreased $1.9 million primarily due to reduced personnel costs from a lower bonus payout accrual and more overhead costs capitalized, partially offset by higher deferred board of director fees.

Interest expense, net of interest income and interest capitalized, increased $5.9 million in third quarter 2016, primarily because our debt balance was higher in the current period compared to the same period in third quarter 2015, partially offset by higher capitalized interest. Our average outstanding debt increased from $3.4 billion in third quarter 2015 to $4.0 billion in third quarter 2016 primarily due to borrowings for expansion capital expenditures, including $650.0 million of senior notes issued in February 2016 and $500.0 million of senior notes issued in September 2016. Our weighted-average interest rate of 4.9% in third quarter 2016 was higher than the 4.7% rate incurred in third quarter 2015.
Other expense (income) was $5.0 million favorable due in part to a more favorable non-cash adjustment for the change in the current period in the differential between the current spot price and forward price on fair value hedges associated with our crude oil tank bottoms. Additionally, other income for the current period includes a break-up fee related to a potential acquisition.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2016

	Nine Months Ended September 30,		Variance Favorable (Unfavorable)
	2015	2016	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$723.2	$739.9	$16.7	2
Crude oil	294.1	303.2	9.1	3
Marine storage	131.9	132.8	0.9	1
Intersegment eliminations	—	(0.1)	(0.1)	n/a
Total transportation and terminals revenue	1,149.2	1,175.8	26.6	2
Affiliate management fee revenue	10.5	11.1	0.6	6
Operating expenses:
Refined products	288.3	280.3	8.0	3
Crude oil	65.0	66.4	(1.4)	(2)
Marine storage	45.9	49.9	(4.0)	(9)
Intersegment eliminations	(2.8)	(3.9)	1.1	39
Total operating expenses	396.4	392.7	3.7	1
Product margin:
Product sales revenue	455.8	403.6	(52.2)	(11)
Cost of product sales	316.2	327.5	(11.3)	(4)
Product margin(1)	139.6	76.1	(63.5)	(45)
Earnings of non-controlled entities	49.6	51.5	1.9	4
Operating margin	952.5	921.8	(30.7)	(3)
Depreciation and amortization expense	124.2	134.1	(9.9)	(8)
G&A expense	111.1	111.2	(0.1)	—
Operating profit	717.2	676.5	(40.7)	(6)
Interest expense (net of interest income and interest capitalized)	108.0	120.4	(12.4)	(11)
Gain on exchange of interest in non-controlled entity	—	(28.1)	28.1	n/a
Other income	(4.6)	(7.6)	3.0	65
Income before provision for income taxes	613.8	591.8	(22.0)	(4)
Provision for income taxes	1.8	2.3	(0.5)	(28)
Net income	$612.0	$589.5	$(22.5)	(4)
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.417	$1.451
Volume shipped (million barrels):
Gasoline	203.3	204.9
Distillates	112.0	110.0
Aviation fuel	16.1	19.6
Liquefied petroleum gases	9.3	9.9
Total volume shipped	340.7	344.4
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$1.104	$1.325
Volume shipped (million barrels)	157.4	139.5
Crude oil terminal average utilization (million barrels per month)	13.0	14.7
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(2)	57.2	58.7
Marine storage:
Marine terminal average utilization (million barrels per month)	24.1	23.6

(1) Product margin does not include depreciation or amortization expense.
(2) These volumes reflect the total shipments for the BridgeTex pipeline, which is owned 50% by us.

Transportation and terminals revenue increased $26.6 million resulting from:

•
an increase in refined products revenue of $16.7 million primarily attributable to higher average tariff rates and increased shipments. The average rate per barrel in the current period was favorably impacted by the mid-year 2015 tariff rate increase of 4.6% and the mid-year 2016 increase which averaged approximately 2% across all of our markets. Shipments increased 1% in the current period primarily associated with higher gasoline shipments, additional volumes from recent growth projects, including our Little Rock pipeline which commenced commercial operations in July 2016, and increased demand for aviation fuel. Additionally, revenue from leased storage along our pipeline system increased due to new customer contracts;

•
an increase in crude oil revenue of $9.1 million primarily due to higher average rates and more shipments on our Longhorn pipeline system, as well as new leased storage contracts. Overall crude oil shipments declined and average rate per barrel increased due to fewer barrels moving on our lower-priced Houston distribution system tariff structure to their ultimate destination. Instead, customers utilized space available on our capacity lease for shipments from BridgeTex pipeline; and

•
an increase in marine storage revenue of $0.9 million primarily due to higher average contract renewal rates, other escalations in the current period, and new contracts, partially offset by lower miscellaneous revenue due to lower customer activity.

Affiliate management fee revenue increased $0.6 million primarily resulting from a one-time start-up fee received from Saddlehorn, which began operations in September 2016, partially offset by lower construction management fees received from BridgeTex and lower fees from Osage Pipe Line Company, LLC (“Osage”) due to the transfer of our 50% membership interest in 2016.
Operating expenses decreased by $3.7 million primarily resulting from:

•
a decrease in refined products expenses of $8.0 million primarily due to lower asset integrity spending related to the timing of tank maintenance work, lower environmental costs and more favorable product gains (which reduce operating expenses), partially offset by more product handling costs related to the receipt of off-spec product during 2016 and higher asset retirements;

•
an increase in crude oil expenses of $1.4 million primarily due to increased personnel costs, additional environmental accruals due to a product release in the current year and higher property taxes, partially offset by lower power costs and more favorable product overages (which reduce operating expenses); and

•	an increase in marine storage expenses of $4.0 million primarily due to higher asset integrity spending related to the timing of tank maintenance work.
Product margin decreased $63.5 million compared to 2015 primarily due to losses on NYMEX contracts recognized in 2016 compared to gains in 2015. See Other Items—Commodity Derivative Agreements—Impact of Commodity Derivatives on Results of Operations below for more information about our NYMEX contracts.
Earnings of non-controlled entities increased $1.9 million primarily attributable to increased earnings from Double Eagle Pipeline LLC (“Double Eagle”) due to increased shipments during 2016 and earnings from Saddlehorn, which began operations in September 2016, partially offset by lower earnings from Osage due to the transfer of our 50% membership interest in first quarter 2016.
Depreciation and amortization increased $9.9 million primarily due to expansion capital projects placed into service and $2.5 million of asset impairment charges during 2016 mainly related to an inactive pipeline terminal.
G&A expense was $0.1 million higher primarily due to higher deferred board of director fees, partially offset by a separation fee paid to a former executive in 2015.
Interest expense, net of interest income and interest capitalized, increased $12.4 million in 2016, primarily because our debt balance was higher in the current period compared to the same period in 2015, partially offset by higher capitalized interest. Our average outstanding debt increased from $3.3 billion in 2015 to $3.8 billion in 2016 primarily due to borrowings for expansion capital expenditures, including $650.0 million of senior notes issued in February 2016 and $500.0 million of senior notes issued in September 2016. Our weighted-average interest rate of 4.9% in 2016 was higher than the 4.7% rate incurred in 2015.
In 2016, we recognized a $28.1 million gain related to the transfer of our 50% membership interest in Osage. See Note 4 – Investments in Non-Controlled Entities in Item 1 of Part I of this report for more details regarding this transaction.
Other income increased $3.0 million primarily due to a break-up fee received in 2016 related to a potential acquisition.

Distributable Cash Flow

We calculate the non-GAAP measures of distributable cash flow (“DCF”) and adjusted EBITDA in the table below. Management uses DCF as a basis for recommending to our general partner’s board of directors the amount of cash distributions to be paid to our limited partners each period. Management also uses DCF as a basis for determining the payouts for the performance-based awards issued under our equity-based compensation plan. Adjusted EBITDA is an important measure that we and the investment community use to assess the financial results of an entity. We believe that investors benefit from having access to the same financial measures utilized by management for these evaluations. A reconciliation of DCF and adjusted EBITDA for the nine months ended September 30, 2015 and 2016 to net income, which is its nearest comparable GAAP financial measure, follows (in millions):

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2016
Net income	$612.0	$589.5	$(22.5)
Interest expense, net(1)	108.0	120.4	12.4
Depreciation and amortization	124.2	134.1	9.9
Equity-based incentive compensation(2)	(2.6)	0.4	3.0
Loss on sale and retirement of assets	4.4	5.4	1.0
Gain on exchange of interest in non-controlled entity(3)	—	(28.1)	(28.1)
Commodity-related adjustments:
Derivative (gains) losses recognized in the period associated with future product transactions(5)	(54.2)	10.1	64.3
Derivative gains (losses) recognized in previous periods associated with product sales completed in the period(5)	96.1	38.6	(57.5)
Lower-of-cost-or-market adjustments(6)	(38.7)	(2.8)	35.9
Total commodity-related adjustments	3.2	45.9	42.7
Cash distributions received from non-controlled entities in excess of (less than) earnings for the period	7.5	3.0	(4.5)
Other(4)	—	3.9	3.9
Adjusted EBITDA	856.7	874.5	17.8
Interest expense, net, excluding debt issuance cost amortization(1)	(106.0)	(118.1)	(12.1)
Maintenance capital(7)	(64.7)	(86.1)	(21.4)
DCF	$686.0	$670.3	$(15.7)

(1)
In 2015, we adopted Accounting Standards Update (“ASU”) No. 2015-03, Interest: Simplifying the Presentation of Debt Issuance Costs. Under this new accounting standard, we have reclassified debt issuance cost amortization expense as interest expense. For the purposes of calculating DCF, we have excluded debt issuance cost amortization from interest expense of $1.9 million and $2.3 million for the nine months ended September 30, 2015 and 2016, respectively.

(2)
Because we intend to satisfy vesting of units under our equity-based incentive compensation program with the issuance of limited partner units, expenses related to this program generally are deemed non-cash and added back for DCF purposes. Total equity-based incentive compensation expense for the nine months ended September 30, 2015 and 2016 was $15.2 million and $14.7 million, respectively. However, the figures above include an adjustment for minimum statutory tax withholdings we paid in 2015 and 2016 of $17.8 million and $14.4 million, respectively, for equity-based incentive compensation units that vested on the previous year end, which reduces DCF.

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
Net cash provided by operating activities was $724.1 million and $639.0 million for the nine months ended September 30, 2015 and 2016, respectively. The $85.1 million decrease from 2015 to 2016 was due to changes in our working capital, adjustments for non-cash items and lower net income related to activities previously described.
Investing Activities. Investing cash flows consist primarily of capital expenditures, investments in non-controlled entities and acquisitions.
Net cash used by investing activities for the nine months ended September 30, 2015 and 2016 was $606.8 million and $682.1 million, respectively. During 2016, we incurred $514.2 million for capital expenditures, which included $86.1 million for maintenance capital and $428.1 million for expansion capital. Also during the 2016 period, we contributed capital of $174.9 million in conjunction with our joint venture capital projects, which we account for as investments in non-controlled entities. During 2015, we incurred $439.7 million for capital expenditures, which included $64.7 million for maintenance capital and $375.0 million for expansion capital. Also during the 2015 period, we acquired a refined products terminal in the Atlanta, Georgia market for $54.7 million and contributed capital of $133.4 million in conjunction with our joint venture capital projects.
Financing Activities. Financing cash flows consist primarily of distributions to our unitholders and borrowings and repayments under long-term notes and our commercial paper program.
Net cash used by financing activities was $125.4 million and net cash provided by financing activities was $305.5 million for the nine months ended September 30, 2015 and 2016, respectively. During 2016, we have paid cash distributions of $548.4 million to our unitholders. Additionally, we received net proceeds of $1.1 billion from borrowings under long-term notes, which were used in part to repay borrowings outstanding under our commercial paper program and for general partnership purposes, including expansion capital. Net commercial paper repayments during 2016 have totaled $245.0 million. In connection with certain of the borrowings under long-term notes, we paid $19.3 million in settlement of associated interest rate swap agreements. Also, in February 2016, the cumulative amounts of the January 2013 equity-based incentive compensation award grants were settled by issuing 350,552 limited partner units and distributing those units to the long-term incentive plan (“LTIP”) participants, resulting in payments of associated tax withholdings of $14.4 million. During 2015, we paid cash distributions of $489.5 million to our unitholders. Additionally, we received net proceeds of $499.6 million from borrowings under long-term notes, which were used in part to repay borrowings outstanding under our commercial paper program and for general partnership purposes, including expansion capital. In connection with the borrowings under long-term notes, we paid $42.9 million in settlement of associated interest rate swap agreements. Also, in January 2015, the cumulative amounts of the January 2012 equity-based incentive compensation award grants were settled by issuing 354,529 limited partner units and distributing those units to the LTIP participants, resulting in payments of associated tax withholdings of $17.8 million.
The quarterly distribution amount related to our third-quarter 2016 financial results (to be paid in fourth quarter 2016) is $0.8375 per unit.  If we are able to meet management’s targeted distribution growth of 10% for 2016 and the number of outstanding limited partner units remains at 227.8 million, total cash distributions of approximately $755.0 million will be paid to our unitholders related to 2016 earnings. Management believes we will have sufficient DCF to fund these distributions.

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

For the nine months ended September 30, 2016, our maintenance capital spending was $86.1 million. For 2016, we expect to spend approximately $105.0 million on maintenance capital.

During the first nine months of 2016, we spent $428.1 million for organic growth capital and contributed $174.9 million for capital projects in conjunction with our joint ventures. Based on the progress of expansion projects already underway, we expect to spend approximately $850 million during 2016, $300 million during 2017 and $250 million during 2018 to complete our current projects. These estimates include $335 million to construct our new marine terminal in Pasadena, Texas, including approximately one million barrels of storage on nearly 200 acres of newly-acquired land and a ship dock, which are expected to be operational in early 2019.

Liquidity

Cash generated from operations is our primary source of liquidity for funding debt service, maintenance capital expenditures and quarterly distributions to our unitholders. Additional liquidity for purposes other than quarterly distributions, such as expansion capital expenditures and debt repayments, is available through borrowings under our commercial paper program and revolving credit facilities, as well as from other borrowings or issuances of debt or limited partner units (see Note 7 – Debt of the consolidated financial statements included in Item 1 of Part I of this report for detail of our borrowings and debt outstanding at December 31, 2015 and September 30, 2016). If capital markets do not permit us to issue additional debt and equity securities, our business may be adversely affected, and we may not be able to acquire additional assets and businesses, fund organic growth projects or continue paying cash distributions at the current level.

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

Other Items

Condensate Splitter. We are constructing a condensate splitter at our terminal in Corpus Christi, Texas based on a commitment from a single customer, an affiliate of Trafigura, AG. The project also includes construction of more than one million barrels of storage, dock improvements and two additional truck rack bays at our terminal as well as pipeline connectivity between our terminal and a nearby facility also used by our customer. Due to construction delays, we currently expect the project to be operational late in the fourth quarter of 2016 and the total cost of the project to be approximately $300 million, approximately one third of which relates to the splitter and the remainder to the related infrastructure. Further delays in the construction, commissioning or testing of the facility could result in additional costs or a delay in our realizing revenues or profits from the project, and in certain circumstances could result in the termination by our customer of its commitment to us as early as first quarter 2017, which could materially reduce the revenues and profits we expect to realize from the project and the value of the splitter.

Commodity Derivative Agreements. Certain of the business activities in which we engage result in our owning various commodities, which exposes us to commodity price risk. We use forward physical commodity contracts and NYMEX contracts to help manage this commodity price risk. We use forward physical contracts to purchase butane and sell refined products. We account for these forward physical contracts as normal purchase and sale contracts, using traditional accrual accounting.  We use NYMEX contracts to hedge against changes in prices of refined products and crude oil that we expect to sell and of butane that we expect to purchase in future periods. We use and account for those NYMEX contracts that qualify for hedge accounting treatment as either cash flow or fair value hedges, and we use and account for those NYMEX contracts that do not qualify for hedge accounting treatment as economic hedges. As of and for the nine months ended September 30, 2016, our open derivative contracts and the impact of the derivatives we settled during the period were as follows:

Derivative Contracts Designated as Hedges

•
NYMEX contracts covering 0.7 million barrels of crude oil to hedge against future price changes of crude oil tank bottoms. These contracts, which we are accounting for as fair value hedges, mature November 2017. Through September 30, 2016, the cumulative amount of gains from these agreements was $17.6 million. The cumulative gains from these fair value hedges were recorded as adjustments to the asset being hedged, and there has been no ineffectiveness recognized for these hedges. We exclude the differential between the current spot price and forward price from our assessment of hedge effectiveness for these fair value hedges. The net change in the amounts excluded from our assessment of hedge effectiveness during the nine months ended September 30, 2016 was a gain of $4.5 million, which we recognized as other income on our consolidated statements of income.

Derivative Contracts Not Designated as Hedges – Open

•
NYMEX contracts covering 4.7 million barrels of refined products and crude oil related to our butane blending, fractionation and certain crude oil inventory. These contracts mature between October 2016 and April 2017 and are being accounted for as economic hedges. Through September 30, 2016, the cumulative amount of net unrealized losses associated with these agreements was $13.6 million. We recorded these net losses as an adjustment to product sales revenue, of which $7.0 million of net gains was recognized in 2015 and $20.6 million of net losses was recognized in 2016.

•
NYMEX contracts covering 0.4 million barrels of refined products and crude oil related to inventory we carry that resulted from pipeline product overages. These contracts, which mature between October and December 2016, are being accounted for as economic hedges. Through September 30, 2016, the cumulative amount of net unrealized losses associated with these agreements was $2.0 million. We recorded these losses as an adjustment to operating expense, all of which was recognized in 2016.

•	NYMEX contracts covering 1.3 million barrels of butane purchases that mature between October 2016 and April 2017, which are being accounted for as economic hedges. Through September 30, 2016, the cumulative amount of net unrealized gains associated with these agreements was $3.1 million. We recorded these gains as an adjustment to cost of product sales, of which $0.4 million of net losses was recognized in 2015 and $3.5 million of net gains was recognized in 2016.

Derivative Contracts Not Designated as Hedges – Settled

•
NYMEX contracts covering 7.9 million barrels of refined products and crude oil related to economic hedges of products from our butane blending, fractionation and certain crude oil inventory activities that we sold during 2016.  We recognized a gain of $12.2 million in 2016 related to these contracts, which we recorded as an adjustment to product sales revenue.

•
NYMEX contracts covering 7.8 million barrels of refined products and crude oil related to economic hedges of product inventories from product overages on our pipeline system that we sold during 2016.  We recognized a gain of $0.8 million in 2016 on the settlement of these contracts, which we recorded as an adjustment to operating expense.

•
NYMEX contracts covering 1.1 million barrels related to economic hedges of butane purchases we made during 2016 associated with our butane blending activities.  We recognized a gain of $0.1 million in 2016 on the settlement of these contracts, which we recorded as an adjustment to cost of product sales.

Impact of Commodity Derivatives on Results of Operations

The following tables provide a summary of the positive and (negative) impacts of the mark-to-market gains (losses) associated with NYMEX contracts on our results of operations for the respective periods presented (in millions):

	Nine Months Ended September 30, 2015
	Product Sales Revenue	Cost of Product Sales	Operating Expense	Other Income	Net Impact on Net Income
NYMEX gains (losses) recorded on open contracts during the period	$0.2	$(0.7)	$6.6	$—	$6.1
NYMEX gains (losses) recognized on settled contracts during the period	52.2	(5.1)	0.6	4.6	52.3
Net impact of NYMEX contracts	$52.4	$(5.8)	$7.2	$4.6	$58.4

	Nine Months Ended September 30, 2016
	Product Sales Revenue	Cost of Product Sales	Operating Expense	Other Income	Net Impact on Net Income
NYMEX gains (losses) recorded on open contracts during the period	$(20.6)	$3.5	$(2.0)	$4.5	$(14.6)
NYMEX gains recognized on settled contracts during the period	12.2	0.1	0.8	—	13.1
Net impact of NYMEX contracts	$(8.4)	$3.6	$(1.2)	$4.5	$(1.5)

Related Party Transactions. See Note 13 – Related Party Transactions in Item 1 of Part I of this report for detail of our related party transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Forward physical contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of September 30, 2016, we had commitments under forward purchase and sale contracts used in our butane blending and fractionation activities as follows (in millions):

	Total	< 1 Year	1 - 3 Years
Forward purchase contracts – notional value	$178.1	$61.4	$116.7
Forward purchase contracts – barrels	5.3	1.8	3.5
Forward sales contracts – notional value	$83.3	$82.0	$1.3
Forward sales contracts – barrels	1.4	1.4	—

We use NYMEX contracts to hedge against changes in the price of petroleum products we expect to sell or purchase. Some of these NYMEX contracts qualify for hedge accounting treatment, and we designate and account for these contracts as either cash flow or fair value hedges. We account for those NYMEX contracts that do not qualify for hedge accounting treatment as economic hedges.

At September 30, 2016, we had open NYMEX contracts representing 5.8 million barrels of petroleum products we expect to sell in the future. Additionally, we had open NYMEX contracts for 1.3 million barrels of butane we expect to purchase in the future. At September 30, 2016, the fair value of our open NYMEX contracts was a net liability of $12.3 million.

At September 30, 2016, open NYMEX contracts, primarily sales contracts, representing 5.1 million barrels of petroleum products did not qualify for hedge accounting treatment. A $10.00 per barrel increase in the price of these NYMEX contracts for the related petroleum products would result in a $51.0 million decrease in our operating profit and a $10.00 per barrel decrease in the price of these NYMEX contracts would result in a $51.0 million increase in our operating profit.

At September 30, 2016, we had open NYMEX contracts, primarily purchase contracts, representing 1.3 million barrels of butane we expect to purchase in the future. Relative to these agreements, a $10.00 per barrel increase in the price of butane would result in a $13.0 million increase in our operating profit and a $10.00 per barrel decrease in the price of butane would result in a $13.0 million decrease in our operating profit.

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

During 2016, we entered into $100.0 million of forward-starting interest rate swap agreements to hedge against the risk of variability of future interest payments on a portion of debt we anticipate issuing in 2018. The fair value of these contracts at September 30, 2016 was a net liability of $3.5 million. We account for these agreements as cash flow hedges. A 0.125% decrease in interest rates would result in an increase in the fair value of this liability of approximately $3.0 million. A 0.125% increase in interest rates would result in a favorable impact of approximately $2.7 million.

ITEM 4.	CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) of the Securities Exchange Act) as of the end of the period covered by the date of this report. We performed this evaluation under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and practices are effective in providing reasonable assurance that all required disclosures are included in the current report. Additionally, these disclosure controls and practices are effective in ensuring that information required to be disclosed is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Anhydrous Ammonia Event. On October 17, 2016, we experienced a release of anhydrous ammonia on our ammonia pipeline system near Tekamah, Nebraska. The release resulted in a fatality and possible injuries. The National Transportation Safety Board is investigating the event. On October 21, 2016, the U.S. Department of Transportation, Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a Corrective Action Order to Magellan Ammonia Pipeline, L.P. related to the event, which, among other things, requires PHMSA’s approval prior to re-start of the affected pipeline segment. We are currently unable to estimate the full impact of this event. However, we believe the impact on our financial position and results of operations is not likely to be material as defined by the Securities and Exchange Commission.
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
Seventh Supplemental Indenture dated as of September 13, 2016, between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Form 8-K filed September 13, 2016).

Exhibit 10.1*	—
First Amendment to 364-Day Credit Agreement, dated as of October 20, 2016, among Magellan Midstream Partners, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to Form 8-K filed October 20, 2016).

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

____________________

* Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on November 2, 2016.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	Magellan GP, LLC,
its general partner

/s/ Aaron L. Milford
Aaron L. Milford
Chief Financial Officer
(Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibit Number		Description

Exhibit 4.1*	—
Seventh Supplemental Indenture dated as of September 13, 2016, between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Form 8-K filed September 13, 2016).

Exhibit 10.1*	—
First Amendment to 364-Day Credit Agreement, dated as of October 20, 2016, among Magellan Midstream Partners, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to Form 8-K filed October 20, 2016).

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

____________________

* Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.