Form 10-Q
period 2017-03-31
MAGELLAN MIDSTREAM PARTNERS LP
filed 2017-05-03
CIK 1126975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).    Yes  ☐    No  ☒
As of May 2, 2017, there were 228,024,556 outstanding limited partner units of Magellan Midstream Partners, L.P. that trade on the New York Stock Exchange under the ticker symbol “MMP.”

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2017
Transportation and terminals revenue	$370,075	$392,671
Product sales revenue	146,562	245,620
Affiliate management fee revenue	3,179	3,783
Total revenue	519,816	642,074
Costs and expenses:
Operating	122,913	131,592
Cost of product sales	113,585	172,876
Depreciation and amortization	43,754	47,298
General and administrative	40,676	40,281
Total costs and expenses	320,928	392,047
Earnings of non-controlled entities	17,628	21,446
Operating profit	216,516	271,473
Interest expense	43,724	51,212
Interest income	(361)	(292)
Interest capitalized	(6,136)	(4,197)
Gain on exchange of interest in non-controlled entity	(26,900)	—
Other expense (income)	(1,752)	1,170
Income before provision for income taxes	207,941	223,580
Provision for income taxes	871	844
Net income	$207,070	$222,736
Basic net income per limited partner unit	$0.91	$0.98
Diluted net income per limited partner unit	$0.91	$0.98
Weighted average number of limited partner units outstanding used for basic net income per unit calculation(1)	227,826	228,109
Weighted average number of limited partner units outstanding used for diluted net income per unit calculation(1)	227,849	228,159

(1) See Note 10–Long-Term Incentive Plan for additional information regarding our weighted average unit calculations.

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2017
Net income	$207,070	$222,736
Other comprehensive income:
Derivative activity:
Net gain (loss) on cash flow hedges(1)	(12,478)	1,295
Reclassification of net (gain) loss on cash flow hedges to income(1)	388	740
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Amortization of prior service credit(2)	(973)	(45)
Amortization of actuarial loss(2)	1,401	1,228
Settlement cost(2)	—	1,365
Total other comprehensive income (loss)	(11,662)	4,583
Comprehensive income	$195,408	$227,319
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

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2016	March 31, 2017
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$14,701	$7,055
Trade accounts receivable	105,689	82,021
Other accounts receivable	25,761	13,991
Inventory	134,378	146,428
Energy commodity derivatives contracts, net	—	694
Energy commodity derivatives deposits	49,899	9,921
Other current assets	39,966	42,318
Total current assets	370,394	302,428
Property, plant and equipment	6,783,737	6,905,373
Less: Accumulated depreciation	1,507,996	1,545,001
Net property, plant and equipment	5,275,741	5,360,372
Investments in non-controlled entities	931,255	976,419
Long-term receivables	23,870	23,233
Goodwill	53,260	53,260
Other intangibles (less accumulated amortization of $2,136 and $1,147 at December 31, 2016 and March 31, 2017, respectively)	51,976	51,865
Other noncurrent assets	65,577	62,302
Total assets	$6,772,073	$6,829,879

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$77,248	$91,691
Accrued payroll and benefits	45,690	27,924
Accrued interest payable	65,643	42,252
Accrued taxes other than income	50,166	39,990
Environmental liabilities	10,249	9,437
Deferred revenue	101,891	107,481
Accrued product purchases	51,600	37,793
Energy commodity derivatives contracts, net	30,738	167
Other current liabilities	48,431	40,864
Total current liabilities	481,656	397,599
Long-term debt, net	4,087,192	4,203,080
Long-term pension and benefits	71,461	70,777
Other noncurrent liabilities	25,868	27,073
Environmental liabilities	13,791	15,143
Commitments and contingencies
Partners’ capital:
Limited partner unitholders (227,784 units and 228,025 units outstanding at December 31, 2016 and March 31, 2017, respectively)	2,193,346	2,212,865
Accumulated other comprehensive loss	(101,241)	(96,658)
Total partners’ capital	2,092,105	2,116,207
Total liabilities and partners’ capital	$6,772,073	$6,829,879

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2016	2017
Operating Activities:
Net income	$207,070	$222,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	43,754	47,298
Loss on sale and retirement of assets	2,259	3,461
Earnings of non-controlled entities	(17,628)	(21,446)
Distributions of earnings from investments in non-controlled entities	17,297	20,050
Equity-based incentive compensation expense	6,650	4,147
Settlement cost, amortization of prior service credit and actuarial loss	428	2,548
Gain on exchange of interest in non-controlled entity	(26,900)	—
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	(6,904)	33,988
Inventory	(1,220)	(12,050)
Energy commodity derivatives contracts, net of derivatives deposits	(132)	8,713
Accounts payable	1,052	7,275
Accrued payroll and benefits	(16,863)	(17,766)
Accrued interest payable	(3,365)	(23,391)
Accrued taxes other than income	(11,101)	(10,176)
Accrued product purchases	(9,674)	(13,807)
Deferred revenue	13,987	5,590
Current and noncurrent environmental liabilities	962	540
Other current and noncurrent assets and liabilities	9,896	7,618
Net cash provided by operating activities	209,568	265,328
Investing Activities:
Additions to property, plant and equipment, net(1)	(139,522)	(141,515)
Proceeds from sale and disposition of assets	17	3,368
Investments in non-controlled entities	(61,738)	(44,511)
Distributions in excess of earnings of non-controlled entities	2,212	1,555
Net cash used by investing activities	(199,031)	(181,103)
Financing Activities:
Distributions paid	(178,808)	(194,961)
Net commercial paper borrowings (repayments)	(279,961)	116,965
Borrowings under long-term notes	649,187	—
Debt placement costs	(5,318)	—
Payments associated with settlement of equity-based incentive compensation	(14,376)	(13,875)
Net cash provided (used) by financing activities	170,724	(91,871)
Change in cash and cash equivalents	181,261	(7,646)
Cash and cash equivalents at beginning of period	28,731	14,701
Cash and cash equivalents at end of period	$209,992	$7,055

Supplemental non-cash investing and financing activities:
Issuance of limited partner units in settlement of equity-based incentive plan awards	$7,092	$1,669

(1) Additions to property, plant and equipment	$(139,636)	$(142,635)
Changes in accounts payable and other current liabilities related to capital expenditures	114	1,120
Additions to property, plant and equipment, net	$(139,522)	$(141,515)

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

Description of Business

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil.  As of March 31, 2017, our asset portfolio, including the assets of our joint ventures, consisted of:

•
our refined products segment, comprised of our 9,700-mile refined products pipeline system with 53 terminals as well as 26 independent terminals not connected to our pipeline system and our 1,100-mile ammonia pipeline system;

•
our crude oil segment, comprised of approximately 2,200 miles of crude oil pipelines and storage facilities with an aggregate storage capacity of approximately 26 million barrels, of which approximately 17 million barrels are used for contract storage; and

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of Presentation

In the opinion of management, our accompanying consolidated financial statements which are unaudited, except for the consolidated balance sheet as of December 31, 2016, which is derived from our audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2017, the results of operations for the three months ended March 31, 2016 and 2017 and cash flows for the three months ended March 31, 2016 and 2017. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017 for several reasons. Profits from our butane blending activities are realized largely during the first and fourth quarters of each year. Additionally, gasoline demand, which drives transportation volumes and revenues on our pipeline systems, generally trends higher during the summer driving months. Further, the volatility of commodity prices impacts the profits from our commodity activities and, to a lesser extent, the volume of petroleum products we transport on our pipelines.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements in this report do not include all of the information and notes normally included with financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“ FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires companies that offer postretirement benefits to present the service cost, which is the amount an employer has to set aside each period to cover the benefits, in the same line item with other employee compensation costs. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component will be eligible for capitalization when applicable.

Public companies must comply with the new requirements under ASU 2017-07 for fiscal years that start after December 15, 2017, and the amendments must be applied retrospectively except for the capitalization change, which should be applied prospectively. Early adoption is allowed, and we elected to adopt ASU 2017-07 on January 1, 2017. Prior to adoption, we expensed all components of pension expense through salaries and wages, which impacted operating income. We are now recording only the service component of pension expense to salaries and wages, with the remainder of the expense being recorded to other income and expense below operating profit. Comparative prior periods have been restated for this change. The changes were not material to our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases. The

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Prior to this update, reporting entities were required to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. Under this update, inventory is to be measured at the lower of cost or net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. This ASU became effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. We adopted this standard on January 1, 2017, and it did not have a material impact on our results of operations, financial position or cash flows as we have historically measured our inventory at the lower of cost or net realizable value, as described above.

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
For the three months ended March 31, 2016 and 2017, product sales revenue included the following (in thousands):

	Three Months Ended
	March 31,
	2016	2017
Physical sale of petroleum products	$130,580	$216,940
Change in value of futures contracts	15,982	28,680
Total product sales revenue	$146,562	$245,620

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Segment Disclosures

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

	Three Months Ended March 31, 2016
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$224,750	$101,728	$43,597	$—	$370,075
Product sales revenue	143,916	1,743	903	—	146,562
Affiliate management fee revenue	80	2,784	315	—	3,179
Total revenue	368,746	106,255	44,815	—	519,816
Operating expenses	85,774	21,126	17,205	(1,192)	122,913
Cost of product sales	111,856	1,345	384	—	113,585
(Earnings) losses of non-controlled entities	42	(16,979)	(691)	—	(17,628)
Operating margin	171,074	100,763	27,917	1,192	300,946
Depreciation and amortization expense	25,120	9,869	7,573	1,192	43,754
G&A expenses	25,230	9,739	5,707	—	40,676
Operating profit	$120,724	$81,155	$14,637	$—	$216,516

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2017
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$241,905	$105,053	$46,407	$(694)	$392,671
Product sales revenue	240,170	3,103	2,347	—	245,620
Affiliate management fee revenue	329	3,134	320	—	3,783
Total revenue	482,404	111,290	49,074	(694)	642,074
Operating expenses	93,533	27,418	12,655	(2,014)	131,592
Cost of product sales	167,681	2,577	2,618	—	172,876
Earnings of non-controlled entities	(111)	(20,650)	(685)	—	(21,446)
Operating margin	221,301	101,945	34,486	1,320	359,052
Depreciation and amortization expense	26,966	10,856	8,156	1,320	47,298
G&A expenses	24,901	10,039	5,341	—	40,281
Operating profit	$169,434	$81,050	$20,989	$—	$271,473

4.	Investments in Non-Controlled Entities

Our investments in non-controlled entities at March 31, 2017 were comprised of:

Entity	Ownership Interest
BridgeTex Pipeline Company, LLC (“BridgeTex”)	50%
Double Eagle Pipeline LLC (“Double Eagle”)	50%
HoustonLink Pipeline Company, LLC (“HoustonLink”)	50%
Powder Springs Logistics, LLC (“Powder Springs”)	50%
Saddlehorn Pipeline Company, LLC (“Saddlehorn”)	40%
Seabrook Logistics, LLC (“Seabrook”)	50%
Texas Frontera, LLC (“Texas Frontera”)	50%

In February 2016, we transferred a 50% membership interest in Osage Pipe Line Company, LLC (“Osage”) to an affiliate of HollyFrontier Corporation. In conjunction with this transaction, we entered into several commercial agreements with affiliates of HollyFrontier Corporation, which we recorded at that time as a $43.7 million intangible asset and an $8.3 million other receivable on our consolidated balance sheets. The intangible asset is being amortized over the 20-year life of the contracts received. We recognized a $26.9 million non-cash gain in first quarter 2016 in relation to this transaction.

In January 2017, we entered into an agreement to guarantee our 50% pro rata share, up to $50.0 million, of obligations under Powder Springs’ credit facility. At March 31, 2017, we recognized a $0.8 million other current liability and a corresponding increase in our investment in non-controlled entities on our consolidated balance sheet to reflect the fair value of this guarantee.

The management fees we have recognized from BridgeTex, HoustonLink, Osage, Powder Springs, Saddlehorn, Seabrook and Texas Frontera are reported as affiliate management fee revenue on our consolidated

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

statements of income.  In addition, we receive reimbursement from certain of our joint ventures for costs incurred during construction and operations, which we have included as reductions to costs and expenses on our consolidated statements of income. These cost reimbursements totaled $0.5 million and $1.0 million during the three months ended March 31, 2016 and 2017, respectively.

We recognized pipeline capacity lease revenue from BridgeTex of $8.9 million for each of the three months ended March 31, 2016 and 2017, which we included in transportation and terminals revenue on our consolidated statements of income.

We recognized throughput revenue from Double Eagle of $0.7 million and $0.8 million for the three months ended March 31, 2016 and 2017, respectively, which we included in transportation and terminals revenue on our consolidated statements of income.  At each December 31, 2016 and March 31, 2017, we recognized $0.3 million of trade accounts receivable from Double Eagle.

We recognized storage revenue of $0.5 million from Saddlehorn for the three months ended March 31, 2017, which we included in transportation and terminals revenue on our consolidated statement of income.

At March 31, 2017, we recognized $0.1 million of other accounts receivable from each of Saddlehorn and Powder Springs, respectively, related to miscellaneous cost reimbursements.

The financial results from Texas Frontera are included in our marine storage segment, the financial results from BridgeTex, Double Eagle, HoustonLink, Osage, Saddlehorn and Seabrook are included in our crude oil segment and the financial results from Powder Springs are included in our refined products segment, each as earnings/losses of non-controlled entities.

A summary of our investments in non-controlled entities follows (in thousands):

Investments at December 31, 2016	$931,255
Additional investment	45,323
Earnings of non-controlled entities:
Proportionate share of earnings	22,026
Amortization of excess investment and capitalized interest	(580)
Earnings of non-controlled entities	21,446
Less:
Distributions of earnings from investments in non-controlled entities	20,050
Distributions in excess of earnings of non-controlled entities	1,555
Investments at March 31, 2017	$976,419

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Inventory

Inventory at December 31, 2016 and March 31, 2017 was as follows (in thousands):

	December 31, 2016	March 31, 2017
Refined products	$54,285	$48,302
Transmix	28,319	35,260
Liquefied petroleum gases	24,868	32,696
Crude oil	20,839	23,401
Additives	6,067	6,769
Total inventory	$134,378	$146,428

6.	Employee Benefit Plans

We sponsor a defined contribution plan in which we match our employees' qualifying contributions, resulting in additional expense to us. Expenses related to the defined contribution plan were $3.0 million and $3.3 million, respectively, for the three months ended March 31, 2016 and 2017.

Additionally, we sponsor two union pension plans that cover certain union employees and a pension plan for all non-union employees, and a postretirement benefit plan for selected employees.

Net periodic benefit expense for the three months ended March 31, 2016 and 2017 was as follows (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2017
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$4,688	$61	$5,018	$65
Interest cost(1)	2,045	110	2,350	122
Expected return on plan assets(1)	(2,128)	—	(2,487)	—
Amortization of prior service credit(1)	(45)	(928)	(45)	—
Amortization of actuarial loss(1)	1,217	184	1,028	200
Settlement cost(1)	—	—	1,365	—
Net periodic benefit cost (credit)	$5,777	$(573)	$7,229	$387

(1) Upon adoption of ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, these components of net periodic benefit cost (credit) are reported on the consolidated statements of income as other expense (income). See Note 1 – Organization, Description of Business and Basis of Presentation - New Accounting Pronouncements for further details about this accounting change.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in AOCL related to employee benefit plan assets and benefit obligations for the three months ended March 31, 2016 and 2017 were as follows (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2017
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(62,279)	$(3,945)	$(58,584)	$(7,881)
Amortization of prior service credit	(45)	(928)	(45)	—
Amortization of actuarial loss	1,217	184	1,028	200
Settlement cost	—	—	1,365	—
Ending balance	$(61,107)	$(4,689)	$(56,236)	$(7,681)

Contributions estimated to be paid into the plans in 2017 are $26.5 million and $0.5 million for the pension and other postretirement benefit plans, respectively.

7.	Debt
Long-term debt at December 31, 2016 and March 31, 2017 was as follows (in thousands):

	December 31, 2016	March 31, 2017
Commercial paper	$50,000	$167,000
6.40% Notes due 2018	250,000	250,000
6.55% Notes due 2019	550,000	550,000
4.25% Notes due 2021	550,000	550,000
3.20% Notes due 2025	250,000	250,000
5.00% Notes due 2026	650,000	650,000
6.40% Notes due 2037	250,000	250,000
4.20% Notes due 2042	250,000	250,000
5.15% Notes due 2043	550,000	550,000
4.20% Notes due 2045	250,000	250,000
4.25% Notes due 2046	500,000	500,000
Face value of long-term debt	4,100,000	4,217,000
Unamortized debt issuance costs(1)	(26,948)	(26,312)
Net unamortized debt premium(1)	6,530	5,747
Net unamortized amount of gains from historical fair value hedges(1)	7,610	6,645
Long-term debt, net	$4,087,192	$4,203,080

(1) Debt issuance costs, note discounts and premiums and realized gains and losses of historical fair value hedges are being amortized or accreted to the applicable notes over the respective lives of those notes.

All of the instruments detailed in the table above are senior indebtedness.

Revolving Credit Facilities. At March 31, 2017, the total borrowing capacity under our revolving credit facility with a maturity date of October 27, 2020 was $1.0 billion. Any borrowings outstanding under this facility are classified as long-term debt on our consolidated balance sheets. Borrowings under this facility are unsecured

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and bear interest at LIBOR plus a spread ranging from 1.000% to 1.625% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate between 0.100% and 0.275% depending on our credit ratings. The unused commitment fee was 0.125% at March 31, 2017. Borrowings under this facility may be used for general partnership purposes, including capital expenditures. As of December 31, 2016 and March 31, 2017, respectively, there were no borrowings outstanding under this facility, with $6.3 million obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets, but decrease our borrowing capacity under this facility.

At March 31, 2017, the total borrowing capacity under our 364-day credit facility was $250.0 million. The maturity date of this credit facility is October 19, 2017. Any borrowings under this facility are classified as current debt on our consolidated balance sheets. Borrowings under this facility are unsecured and bear interest at LIBOR plus a spread ranging from 1.000% to 1.625% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate between 0.080% and 0.225% depending on our credit ratings. The unused commitment fee was 0.100% at March 31, 2017. Borrowings under this facility may be used for general partnership purposes, including capital expenditures. As of December 31, 2016 and March 31, 2017, respectively, there were no borrowings outstanding under this facility.

Commercial Paper Program. We have a commercial paper program under which we may issue commercial paper notes in an amount up to the available capacity under our $1.0 billion revolving credit facility. The maturities of the commercial paper notes vary, but may not exceed 397 days from the date of issuance. Because the commercial paper we can issue is limited to amounts available under our revolving credit facility, amounts outstanding under the program are classified as long-term debt. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. The weighted-average interest rate for commercial paper borrowings based on the number of days outstanding was 0.7% and 1.1%, respectively, for the quarters ended March 31, 2016 and 2017.

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

We have entered into $100.0 million of forward-starting interest rate swap agreements to hedge against the risk of variability of future interest payments on a portion of debt we anticipate issuing in 2018. The fair values of these contracts at March 31, 2017 were recorded on our balance sheets as other noncurrent assets of $15.4 million, with the offset recorded to other comprehensive income. We account for these agreements as cash flow hedges.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commodity Derivatives

Hedging Strategies

Our butane blending activities produce gasoline products, and we can reasonably estimate the timing and quantities of sales of these products. We use a combination of exchange-based commodities futures contracts and forward purchase and sale contracts to help manage commodity price changes and mitigate the risk of decline in the product margin realized from our butane blending activities. Further, certain of our other commercial operations generate petroleum products, and we also use futures contracts to hedge against price changes for some of these commodities.

Forward physical purchase and sale contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting.

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

During the three months ended March 31, 2016 and 2017, none of the commodity hedging contracts we entered into qualified for or were designated as cash flow hedges.

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

Additionally, we hold certain crude oil tank bottoms which we classify as long-term assets and include with other noncurrent assets on our consolidated balance sheets. We use futures contracts to hedge against changes in the fair value of these assets. We record the effective portion of the gains or losses for those contracts that qualify as fair value hedges as adjustments to the asset being hedged and the ineffective portions as well as amounts excluded from the assessment of hedge effectiveness as adjustments to other (income) or expense.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As outlined in the table below, our open futures contracts at March 31, 2017 were as follows:

Type of Contract/Accounting Methodology	Product Represented by the Contract and Associated Barrels	Maturity Dates
Futures - Fair Value Hedges	0.7 million barrels of crude oil	November 2017
Futures - Economic Hedges	2.7 million barrels of refined products and crude oil	Between April and October 2017
Futures - Economic Hedges	0.1 million barrels of butane	April 2017

Energy Commodity Derivatives Contracts and Deposits Offsets

At December 31, 2016 and March 31, 2017, respectively, we had made margin deposits of $49.9 million and $9.9 million for our future contracts with our counterparties, which were recorded as current assets under energy commodity derivatives deposits on our consolidated balance sheets. We have the right to offset the combined fair values of our open futures contracts against our margin deposits under a master netting arrangement for each counterparty; however, we have elected to present the combined fair values of our open futures contracts separately from the related margin deposits on our consolidated balance sheets. Additionally, we have the right to offset the fair values of our futures contracts together for each counterparty, which we have elected to do, and we report the combined net balances on our consolidated balance sheets. A schedule of the derivative amounts we have offset and the deposit amounts we could offset under a master netting arrangement are provided below as of December 31, 2016 and March 31, 2017 (in thousands):

	December 31, 2016
Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Assets Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheets	Net Asset Amount(1)
Energy commodity derivatives	$(36,798)	$6,060	$(30,738)	$49,899	$19,161

	March 31, 2017
Description	Gross Amounts of Recognized Assets	Gross Amounts of Liabilities Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheets	Net Asset Amount(1)
Energy commodity derivatives	$3,040	$(2,513)	$527	$9,921	$10,448

(1)	Amount represents the maximum loss we would incur if all of our counterparties failed to perform on their derivative contracts.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impact of Derivatives on Our Financial Statements

Comprehensive Income

The changes in derivative activity included in AOCL for the three months ended March 31, 2016 and 2017 were as follows (in thousands):

	Three Months Ended
	March 31,
Derivative Losses Included in AOCL	2016	2017
Beginning balance	$(30,126)	$(34,776)
Net gain (loss) on cash flow hedges	(12,478)	1,295
Reclassification of net loss on cash flow hedges to income	388	740
Ending balance	$(42,216)	$(32,741)
Income Statements
The following tables provide a summary of the effect on our consolidated statements of income for the three months ended March 31, 2016 and 2017 of derivatives accounted for under ASC 815-30, Derivatives and Hedging—Cash Flow Hedges, that were designated as hedging instruments (in thousands):

	Three Months Ended March 31, 2016
	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Derivative Instrument			Effective Portion	Ineffective Portion
Interest rate contracts	$(12,478)	Interest expense	$(388)	$—

	Three Months Ended March 31, 2017
	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Derivative Instrument			Effective Portion	Ineffective Portion
Interest rate contracts	$1,295	Interest expense	$(740)	$—

As of March 31, 2017, the net loss estimated to be classified to interest expense over the next twelve months from AOCL is approximately $3.0 million.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use futures contracts designated as fair value hedges under ASC 815-25, Derivatives and Hedging–Fair Value Hedges, to hedge against changes in the fair value of 0.7 million barrels of crude oil that are contractually reserved as tank bottoms and included with other noncurrent assets on our consolidated balance sheets. The effective portions of the fair value gains or losses on these futures contracts were offset by fair value gains or losses on the tank bottoms. There was no ineffectiveness recognized on these hedges. The cash flows from settled contracts were recorded in operating activities in our consolidated statements of cash flows. The gains (losses) on these futures contracts and the underlying tank bottoms were as follows (in millions):

	Three Months Ended March 31,
	2016	2017
Gain recognized in other income/expense on derivatives (futures contracts)	1.5	3.4
Loss recognized in other income/expense on hedged item (tank bottoms)	(1.5)	(3.4)

The differential between the current spot price and forward price is excluded from the assessment of hedge effectiveness for these fair value hedges. For the three months ended March 31, 2016 and 2017, we recognized a gain of $2.3 million and $1.4 million, respectively, for the amounts we excluded from the assessment of effectiveness of these fair value hedges, which we reported as other (income) expense on our consolidated statements of income.
The following table provides a summary of the effect on our consolidated statements of income for the three months ended March 31, 2016 and 2017 of derivatives accounted for under ASC 815, Derivatives and Hedging, that were not designated as hedging instruments (in thousands):

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended
	Location of Gain (Loss) Recognized on Derivatives	March 31,
Derivative Instrument		2016	2017
Futures contracts	Product sales revenue	$15,982	$28,680
Futures contracts	Operating expenses	2,599	—
Futures contracts	Cost of product sales	(428)	1,237
	Total	$18,153	$29,917
The impact of the derivatives in the above table was reflected as cash from operations on our consolidated statements of cash flows.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheets
The following tables provide a summary of the fair value of derivatives accounted for under ASC 815, Derivatives and Hedging, which are presented on a net basis in our consolidated balance sheets, that were designated as hedging instruments as of December 31, 2016 and March 31, 2017 (in thousands):

	December 31, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Energy commodity derivatives contracts, net	$—	Energy commodity derivatives contracts, net	$3,079
Interest rate contracts	Other noncurrent assets	14,114	Other noncurrent liabilities	—
	Total	$14,114	Total	$3,079

	March 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Energy commodity derivatives contracts, net	$368	Energy commodity derivatives contracts, net	$—
Interest rate contracts	Other noncurrent assets	15,409	Other noncurrent liabilities	—
	Total	$15,777	Total	$—

The following tables provide a summary of the fair value of derivatives accounted for under ASC 815, Derivatives and Hedging, which are presented on a net basis in our consolidated balance sheets, that were not designated as hedging instruments as of December 31, 2016 and March 31, 2017 (in thousands):

	December 31, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Energy commodity derivatives contracts, net	$6,060	Energy commodity derivatives contracts, net	$33,719

	March 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Energy commodity derivatives contracts, net	$2,672	Energy commodity derivatives contracts, net	$2,513

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Commitments and Contingencies

Environmental Liabilities

Liabilities recognized for estimated environmental costs were $24.0 million and $24.6 million at December 31, 2016 and March 31, 2017, respectively. We have classified environmental liabilities as current or noncurrent based on management’s estimates regarding the timing of actual payments. Environmental expenses recognized as a result of changes in our environmental liabilities are generally included in operating expenses on our consolidated statements of income. Environmental expenses were $3.5 million and $4.3 million for the three months ended March 31, 2016 and 2017, respectively.

Environmental Receivables

Receivables from insurance carriers and other third parties related to environmental matters were $4.1 million at December 31, 2016, of which $0.6 million and $3.5 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets. Receivables from insurance carriers and other third parties related to environmental matters were $4.0 million at March 31, 2017, of which $0.5 million and $3.5 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets.

Other

See Note 4 – Investments in Non-Controlled Entities for detail of our guarantee on behalf of Powder Springs.

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
We have a long-term incentive plan (“LTIP”) for certain of our employees and directors of our general partner. The LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate payout of 11.9 million of our limited partner units. The compensation committee of our general partner’s board of directors administers our LTIP. The estimated units remaining available under the LTIP at March 31, 2017 total 2.9 million.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our equity-based incentive compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2016	2017
Performance-based awards:
2014 awards	3,409	28
2015 awards	1,545	1,158
2016 awards	1,120	1,049
2017 awards	—	1,246
Time-based awards	576	666
Total	$6,650	$4,147

Allocation of LTIP expense on our consolidated statements of income:
G&A expense	$6,608	$4,118
Operating expense	42	29
Total	$6,650	$4,147

On February 2, 2017, 207,445 phantom unit awards were issued pursuant to our LTIP. These grants included both performance-based and time-based phantom unit awards and have a three-year vesting period that will end on December 31, 2019.

On January 31, 2017, we issued 216,679 limited partner units to settle unit awards to certain employees that vested on December 31, 2016 and 23,961 limited partner units to settle the equity-based retainers paid to certain independent directors of our general partner and the final payment of deferred director compensation to a former director.

Basic and Diluted Net Income Per Limited Partner Unit

The difference between our actual limited partner units outstanding and our weighted-average number of limited partner units outstanding used to calculate basic net income per unit is due to the impact of: (i) the phantom units issued to non-employee directors and (ii) the weighted average effect of units actually issued during a period.  The difference between the weighted-average number of limited partner units outstanding used for basic and diluted net income per unit calculations on our consolidated statements of income is primarily the dilutive effect of phantom unit grants associated with our LTIP that have not yet vested.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Distributions
Distributions we paid during 2016 and 2017 were as follows (in thousands, except per unit amounts):

Payment Date	Per Unit Cash Distribution Amount	Total Cash Distribution to Limited Partners
02/12/2016	$0.7850	$178,808
05/13/2016	0.8025	182,797
08/12/2016	0.8200	186,783
11/14/2016	0.8375	190,769
Total	$3.2450	$739,157

02/14/2017	$0.8550	$194,961
05/15/2017(1)	0.8725	198,951
Total	$1.7275	$393,912

(1) Our general partner’s board of directors declared this cash distribution in April 2017 to be paid on May 15, 2017 to unitholders of record at the close of business on May 1, 2017.

12.	Fair Value

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

•
Debt. The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2016 and March 31, 2017; however, where recent observable market trades were not available, prices were determined using adjustments to the last traded value for that debt issuance or by adjustments to the prices of similar debt instruments of peer entities that are actively traded. The carrying amount of borrowings, if any, under our revolving credit facility and

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

our commercial paper program approximates fair value due to the frequent repricing of these obligations.

Fair Value Measurements - Financial Assets and Liabilities

The following tables summarize the carrying amounts, fair values and fair value measurements recorded or disclosed as of December 31, 2016 and March 31, 2017 based on the three levels established by ASC 820, Fair Value Measurements and Disclosures (in thousands):

	December 31, 2016
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts	$(30,738)	$(30,738)	$(30,738)
Interest rate contracts	$14,114	$14,114	$—	$14,114	$—
Long-term receivables	$23,870	$23,870	$—	$—	$23,870
Debt	$(4,087,192)	$(4,262,321)	$—	$(4,262,321)	$—

	March 31, 2017
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts	$527	$527	$527	$—	$—
Interest rate contracts	$15,409	$15,409	$—	$15,409	$—
Long-term receivables	$23,233	$23,233	$—	$—	$23,233
Debt	$(4,203,080)	$(4,391,501)	$—	$(4,391,501)	$—

13.	Related Party Transactions

Barry R. Pearl is an independent member of our general partner’s board of directors and was also a director of the general partner of Targa Resources Partners, L.P. (“Targa”) through February 29, 2016. In the normal course of business, we purchase butane from subsidiaries of Targa. During Mr. Pearl’s tenure as a director of the general partner of Targa, we made purchases of butane from subsidiaries of Targa of $4.7 million for the period from January 1, 2016 through February 29, 2016.

Stacy P. Methvin is an independent member of our general partner’s board of directors and is also a director of one of our customers.  We received tariff revenue from this customer of $3.0 million and $4.1 million, respectively, for the three months ended March 31, 2016 and 2017. We recorded receivables of $1.4 million and $1.5 million from this customer at December 31, 2016 and March 31, 2017, respectively.  The tariff revenue we recognized from this customer was in the normal course of business, with rates determined in accordance with published tariffs.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

See Note 4 – Investments in Non-Controlled Entities for a discussion of affiliate joint venture transactions we account for under the equity method.

14.	Subsequent Events

Recognizable events

No recognizable events occurred subsequent to March 31, 2017.

Non-recognizable events

Cash Distribution. In April 2017, our general partner’s board of directors declared a quarterly distribution of $0.8725 per unit to be paid on May 15, 2017 to unitholders of record at the close of business on May 1, 2017. The total cash distributions expected to be paid under this declaration are approximately $199.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a publicly traded limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of March 31, 2017, our asset portfolio, including the assets of our joint ventures, consisted of:

•
our refined products segment, comprised of our 9,700-mile refined products pipeline system with 53 terminals as well as 26 independent terminals not connected to our pipeline system and our 1,100-mile ammonia pipeline system;

•
our crude oil segment, comprised of approximately 2,200 miles of crude oil pipelines and storage facilities with an aggregate storage capacity of approximately 26 million barrels, of which 17 million barrels are used for contract storage; and

•	our marine storage segment, consisting of five marine terminals located along coastal waterways with an aggregate storage capacity of approximately 26 million barrels.

The following discussion provides an analysis of the results for each of our operating segments, an overview of our liquidity and capital resources and other items related to our partnership. The following discussion and analysis should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Developments

Cash Distribution. In April 2017, the board of directors of our general partner declared a quarterly cash distribution of $0.8725 per unit for the period of January 1, 2017 through March 31, 2017. This quarterly cash distribution will be paid on May 15, 2017 to unitholders of record on May 1, 2017. Total distributions expected to be paid under this declaration are approximately $199.0 million.

Corpus Christi Splitter. The sole customer of our Corpus Christi condensate splitter, an affiliate of Trafigura, AG, gave notice to terminate its contract in January 2017, and we initiated legal action at that time to seek all available remedies. In March 2017, new agreements were entered into as part of an amicable resolution of the dispute between the parties under the previous contracts, and the legal action was dismissed with prejudice.  See Legal Proceedings in Item 1 of Part II for further details. We expect to begin commercial operations of the condensate splitter during late second quarter 2017.

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

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2017

	Three Months Ended March 31,		Variance Favorable (Unfavorable)
	2016	2017	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$224.8	$241.9	$17.1	8
Crude oil	101.7	105.1	3.4	3
Marine storage	43.6	46.4	2.8	6
Intersegment eliminations	—	(0.7)	(0.7)	n/a
Total transportation and terminals revenue	370.1	392.7	22.6	6
Affiliate management fee revenue	3.2	3.8	0.6	19
Operating expenses:
Refined products	85.8	93.5	(7.7)	(9)
Crude oil	21.1	27.4	(6.3)	(30)
Marine storage	17.2	12.7	4.5	26
Intersegment eliminations	(1.2)	(2.0)	0.8	67
Total operating expenses	122.9	131.6	(8.7)	(7)
Product margin:
Product sales revenue	146.5	245.6	99.1	68
Cost of product sales	113.6	172.9	(59.3)	(52)
Product margin	32.9	72.7	39.8	121
Earnings of non-controlled entities	17.6	21.5	3.9	22
Operating margin	300.9	359.1	58.2	19
Depreciation and amortization expense	43.8	47.3	(3.5)	(8)
G&A expense	40.6	40.3	0.3	1
Operating profit	216.5	271.5	55.0	25
Interest expense (net of interest income and interest capitalized)	37.2	46.7	(9.5)	(26)
Gain on exchange of interest in non-controlled entity	(26.9)	—	(26.9)	(100)
Other expense (income)	(1.8)	1.2	(3.0)	n/a
Income before provision for income taxes	208.0	223.6	15.6	8
Provision for income taxes	0.9	0.9	—	—
Net income	$207.1	$222.7	$15.6	8
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.416	$1.461
Volume shipped (million barrels):
Gasoline	61.1	66.2
Distillates	36.3	37.9
Aviation fuel	5.5	5.9
Liquefied petroleum gases	1.6	1.1
Total volume shipped	104.5	111.1
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$1.447	$1.543
Volume shipped (million barrels)	43.7	41.3
Crude oil terminal average utilization (million barrels per month)	14.4	16.5
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(1)	18.8	18.9
Saddlehorn - volume shipped (million barrels)(2)	—	4.0
Marine storage:
Marine terminal average utilization (million barrels per month)	23.5	24.0

(1) These volumes reflect the total shipments for the BridgeTex pipeline, which is owned 50% by us.
(2) These volumes reflect the total shipments for the Saddlehorn pipeline, which began operations in September 2016 and is owned 40% by us.

Transportation and terminals revenue increased $22.6 million resulting from:

•
an increase in refined products revenue of $17.1 million. Shipments increased in the current period primarily due to volumes from recent growth projects, including our Little Rock pipeline extension which commenced commercial operations in July 2016, and stronger demand for refined products. The average rate per barrel in the current period was favorably impacted by the mid-year 2016 tariff adjustment, which was an approximate 2% average increase. Additionally, revenue from storage and other ancillary services along our pipeline system increased due to increased customer activity;

•
an increase in crude oil revenue of $3.4 million primarily due to new storage contracts and higher transportation revenue, as lower shipments mainly on our Houston distribution system were more than offset by higher average rates primarily resulting from deficiency revenue for volume committed but not moved; and

•
an increase in marine storage revenue of $2.8 million primarily due to higher ancillary fees reflecting increased customer activities at our marine facilities and in part due to newly constructed tankage.

Operating expenses increased by $8.7 million primarily resulting from:

•
an increase in refined products expenses of $7.7 million primarily due to higher asset integrity spending related to the timing of maintenance work, rental costs for a pipeline segment we began leasing in third quarter 2016 in connection with our Little Rock pipeline and higher asset retirements, partially offset by more favorable product overages (which reduce operating expenses);

•	an increase in crude oil expenses of $6.3 million primarily due to less favorable product overages and higher asset integrity spending; and

•	a decrease in marine storage expenses of $4.5 million primarily due to favorable product overages and lower asset integrity spending due to timing of maintenance work.
Product sales revenue resulted primarily from our butane blending activities, transmix fractionation and the sale of product gains from our operations. We utilize futures contracts to hedge against changes in the price of petroleum products we expect to sell in future periods, as well as to hedge against changes in the price of butane we expect to purchase. See Note 8 – Derivative Financial Instruments in Item 1 of Part I for a discussion of our hedging strategies and how our use of futures contracts impacts our product margin. Product margin increased $39.8 million primarily due to higher recognition of gains on futures contracts in the current period. See Other Items—Commodity Derivative Agreements—Impact of Commodity Derivatives on Results of Operations below for more information about our futures contracts.
Earnings of non-controlled entities increased $3.9 million primarily attributable to increased earnings from Saddlehorn Pipeline Company, LLC (“Saddlehorn”), which began operating during third quarter 2016.
Depreciation and amortization increased $3.5 million primarily due to commencement of depreciation of expansion capital projects recently placed into service.
Interest expense, net of interest income and interest capitalized, increased $9.5 million in first quarter 2017, primarily due to higher outstanding debt and lower capitalized interest in the current period. Our average outstanding debt increased from $3.7 billion in first quarter 2016 to $4.2 billion in first quarter 2017 primarily due to borrowings for expansion capital expenditures. In addition, our weighted-average interest rate of 4.8% in first quarter 2017 was higher than the 4.6% rate incurred in first quarter 2016.
In first quarter 2016, we recognized a $26.9 million non-cash gain related to the transfer of our 50% membership interest in Osage Pipe Line Company, LLC (“Osage”). See Note 4 – Investments in Non-Controlled Entities of the consolidated financial statements included in Item 1 of this report for more details regarding this transaction.

Other expense (income) was $3.0 million unfavorable due to higher costs related to pension settlements in the current period and a less favorable non-cash adjustment in the current period for the change in the differential between the current spot price and forward price on fair value hedges associated with our crude oil tank bottoms.

Distributable Cash Flow

We calculate the non-GAAP measures of distributable cash flow (“DCF”) and adjusted EBITDA in the table below. Management uses DCF as a basis for recommending to our general partner’s board of directors the amount of cash distributions to be paid to our limited partners each period. Management also uses DCF as a basis for determining the payouts for the performance-based awards issued under our equity-based compensation plan. Adjusted EBITDA is an important measure that we and the investment community use to assess the financial results of an entity. We believe that investors benefit from having access to the same financial measures utilized by management for these evaluations. A reconciliation of DCF and adjusted EBITDA for the three months ended March 31, 2016 and 2017 to net income, which is its nearest comparable GAAP financial measure, follows (in millions):

	Three Months Ended March 31,		Increase (Decrease)
	2016	2017
Net income	$207.1	$222.7	$15.6
Interest expense, net	37.2	46.7	9.5
Depreciation and amortization	43.8	47.3	3.5
Equity-based incentive compensation(1)	(7.7)	(9.7)	(2.0)
Loss on sale and retirement of assets	2.3	3.5	1.2
Gain on exchange of interest in non-controlled entity(2)	(26.9)	—	26.9
Commodity-related adjustments:
Derivative (gains) losses recognized in the period associated with future product transactions(4)	(8.0)	(6.7)	1.3
Derivative gains (losses) recognized in previous periods associated with product sales completed in the period(4)	21.7	(20.0)	(41.7)
Lower-of-cost-or-market adjustments(5)	(1.7)	2.9	4.6
Total commodity-related adjustments	12.0	(23.8)	(35.8)
Cash distributions received from non-controlled entities in excess of (less than) earnings	2.3	0.2	(2.1)
Other(3)	—	1.4	1.4
Adjusted EBITDA	270.1	288.3	18.2
Interest expense, net, excluding debt issuance cost amortization	(36.5)	(45.9)	(9.4)
Maintenance capital(6)	(28.3)	(14.8)	13.5
DCF	$205.3	$227.6	$22.3

(1)
Because we intend to satisfy vesting of unit awards under our equity-based incentive compensation plan with the issuance of limited partner units, expenses related to this plan generally are deemed non-cash and added back for DCF purposes. Total equity-based incentive compensation expense for the three months ended March 31, 2016 and 2017 was $6.7 million and $4.2 million, respectively. However, the figures above include adjustments of $14.4 million and $13.9 million, respectively, for cash payments associated with our equity-based incentive compensation plan, which primarily include tax withholdings.

(2)
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

(3)
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
Net cash provided by operating activities was $209.6 million and $265.3 million for the three months ended March 31, 2016 and 2017, respectively. The $55.7 million increase in 2017 was due to adjustments for non-cash items, higher net income as previously described and changes in our working capital.
Investing Activities. Investing cash flows consist primarily of capital expenditures and investments in non-controlled entities.
Net cash used by investing activities for the three months ended March 31, 2016 and 2017 was $199.0 million and $181.1 million, respectively. During 2017, we incurred $142.6 million for capital expenditures, which included $14.8 million for maintenance capital and $127.8 million for expansion capital. Also during the 2017 period, we contributed capital of $44.5 million in conjunction with our joint venture capital projects, which we account for as investments in non-controlled entities. During 2016, we incurred $139.6 million for capital expenditures, which included $28.3 million for maintenance capital and $111.3 million for expansion capital. Also during the 2016 period, we contributed capital of $61.7 million in conjunction with our joint venture capital projects.
Financing Activities. Financing cash flows consist primarily of distributions to our unitholders and borrowings and repayments under long-term notes and our commercial paper program.
Net cash provided by financing activities for the three months ended March 31, 2016 was $170.7 million, and net cash used by financing activities for the three months ended March 31, 2017 was $91.9 million. During 2017, we have paid cash distributions of $195.0 million to our unitholders. Additionally, net commercial paper borrowings during the 2017 period were $117.0 million. Also, in January 2017, the cumulative amounts of the January 2014 equity-based incentive compensation awards were settled by issuing 216,679 limited partner units and distributing those units to the long-term incentive plan (“LTIP”) participants, resulting in payments primarily associated with tax withholdings of $13.9 million. During 2016, we paid cash distributions of $178.8 million to our unitholders. Additionally, we received net proceeds of $649.2 million from borrowings under long-term notes, which were used in part to repay borrowings outstanding under our commercial paper program and for general partnership purposes, including expansion capital. Also, in February 2016, the cumulative amounts of the January 2013 equity-based incentive compensation awards were settled by issuing 350,552 limited partner units and distributing those units to the LTIP participants, resulting in payments of associated tax withholdings of $14.4 million.
The quarterly distribution amount related to our first quarter 2017 financial results (to be paid in second quarter 2017) is $0.8725 per unit.  If we are able to meet management’s targeted distribution growth of 8% for 2017 and the number of outstanding limited partner units remains at 228.0 million, total cash distributions of approximately $818 million will be paid to our unitholders related to 2017 earnings. Management believes we will have sufficient DCF to fund these distributions.

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

For the three months ended March 31, 2017, our maintenance capital spending was $14.8 million. For 2017, we expect to spend approximately $90 million on maintenance capital.

During the first three months of 2017, we spent $127.8 million for organic growth capital and contributed $44.5 million for capital projects in conjunction with our joint ventures. Based on the progress of expansion projects already underway, we expect to spend approximately $600 million for expansion capital during 2017, with an additional $350 million in 2018 to complete our current projects.

Liquidity

Cash generated from operations is our primary source of liquidity for funding debt service, maintenance capital expenditures and quarterly distributions to our unitholders. Additional liquidity for purposes other than quarterly distributions, such as expansion capital expenditures and debt repayments, is available through borrowings under our commercial paper program and revolving credit facilities, as well as from other borrowings or issuances of debt or limited partner units (see Note 7 – Debt of the consolidated financial statements included in Item 1 of Part I of this report for detail of our borrowings and debt outstanding at December 31, 2016 and March 31, 2017). If capital markets do not permit us to issue additional debt and equity securities, our business may be adversely affected, and we may not be able to acquire additional assets and businesses, fund organic growth projects or continue paying cash distributions at the current level.

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

As of and for the three months ended March 31, 2017, our open derivative contracts and the impact of the derivatives we settled during the period were as follows:

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

•
Futures contracts used to hedge sales and purchases of refined products, crude oil and butane related to our tender deductions, product overages, butane blending, fractionation and certain crude oil inventory activities. These contracts were accounted for as economic hedges, with the change in fair value of contracts that hedge future sales recorded to product sales, and the change in fair value of contracts that hedge future purchases recorded to cost of product sales.

For further information regarding the quantities of refined products and crude oil hedged at March 31, 2017 and the fair value of open hedge contracts at that date, please see Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The following tables provide a summary of the impacts of the mark-to-market gains and losses associated with these futures contracts on our results of operations for the respective periods presented (in millions):

	Three Months Ended March 31, 2016
	Product Sales Revenue	Cost of Product Sales	Operating Expense	Other Income	Net Impact on Net Income
Gains recorded on open futures contracts during the period	$2.1	$0.1	$0.5	$2.3	$5.0
Gains (losses) recognized on settled futures contracts during the period	13.9	(0.5)	2.1	—	15.5
Net impact of futures contracts	$16.0	$(0.4)	$2.6	$2.3	$20.5

	Three Months Ended March 31, 2017
	Product Sales Revenue	Cost of Product Sales	Operating Expense	Other Income	Net Impact on Net Income
Gains (losses) recorded on open futures contracts during the period	$5.0	$(0.2)	$—	$1.4	$6.2
Gains recognized on settled futures contracts during the period	23.7	1.4	—	—	25.1
Net impact of futures contracts	$28.7	$1.2	$—	$1.4	$31.3

Related Party Transactions. See Note 13 – Related Party Transactions in Item 1 of Part I of this report for detail of our related party transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Forward physical contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of March 31, 2017, we had commitments under forward purchase and sale contracts as follows (in millions):

	Total	< 1 Year	1 - 3 Years
Forward purchase contracts – notional value	$78.2	$36.0	$42.2
Forward purchase contracts – barrels	2.2	0.9	1.3
Forward sales contracts – notional value	$26.2	$26.2	$—
Forward sales contracts – barrels	0.4	0.4	—

We use futures contracts to hedge against changes in the price of petroleum products we expect to sell or purchase. At March 31, 2017, the fair value of our open futures contracts, representing 3.4 million barrels of petroleum products we expect to sell and 0.1 million barrels of butane we expect to purchase, was a net asset of $0.5 million. Contracts representing 0.7 million barrels of petroleum products we expect to sell qualified for hedge accounting treatment, and we designated and accounted for these contracts as fair value hedges. The remaining contracts did not qualify for hedge accounting treatment under ASC 815, Derivatives and Hedging, and we accounted for these contracts as economic hedges, with changes in fair value recognized currently in earnings. With respect to these contracts, a $10.00 per barrel increase (decrease) in the prices of petroleum products related to the contracts representing 2.7 million barrels we expect to sell would result in a $27.0 million decrease (increase) in our operating profit, while a $10.00 per barrel increase (decrease) in the price of butane would result in $1.0 million increase (decrease) in our operating profit. These increases or decreases in operating profit would be substantially offset by higher or lower product sales revenue or cost of product sales when the physical sale or purchase of those products occurs. These contracts may be for the purchase or sale of products in markets different from those in which we are attempting to hedge our exposure, and the resulting hedges may not eliminate all price risks.

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk.

We entered into $100.0 million of forward-starting interest rate swap agreements during 2016 to hedge against the risk of variability of future interest payments on a portion of debt we anticipate issuing in 2018. The fair value of these contracts at March 31, 2017 was a net asset of $15.4 million. We account for these agreements as cash flow hedges. A 0.125% decrease in interest rates would result in a decrease in the fair value of this asset of approximately $2.3 million. A 0.125% increase in interest rates would result in an increase in the fair value of approximately $2.2 million.

ITEM 4.	CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) of the Securities Exchange Act) as of the end of the period covered by the date of this report. We performed this evaluation under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and practices are effective in providing reasonable assurance that all required disclosures are included in the current report. Additionally, these disclosure controls and practices are effective in ensuring that information required to be disclosed is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of the federal securities laws that discuss our expected future results based on current and pending business operations. Forward-looking statements can be identified by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “might,” “plans,” “potential,” “projected,” “scheduled,” “should,” “will” and other similar expressions. Although we believe our forward-looking statements are based on reasonable assumptions, statements made regarding future results are not guarantees of future performance and are subject to numerous assumptions, uncertainties and risks that are difficult to predict. Therefore, actual outcomes and results may be materially different from the results stated or implied in such forward-looking statements included in this report.

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

•	our ability to manage interest rate and commodity price exposures;

•	changes in our tariff rates or other terms of service implemented by the Federal Energy Regulatory Commission, the U.S. Surface Transportation Board or state regulatory agencies;

•	shut-downs or cutbacks at refineries, oil wells, petrochemical plants, ammonia production facilities or other customers or businesses that use or supply our services;

•	the effect of weather patterns and other natural phenomena, including climate change, on our operations and demand for our services;

•	an increase in the competition our operations encounter;

•	the occurrence of natural disasters, terrorism, operational hazards, equipment failures, system failures or unforeseen interruptions;

•	our ability to obtain adequate levels of insurance at a reasonable cost, and the potential for losses to exceed the insurance coverage we do obtain;

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

Condensate Splitter Litigation. On January 27, 2017, our subsidiary, Magellan Processing, L.P., filed suit against Trafigura Trading LLC (“Trafigura”), in the District Court of Harris County, Texas, alleging breach of contract under the tolling agreement and revenue commitment agreement executed by the parties in connection with the condensate splitter we have constructed at our Corpus Christi terminal.  On March 11, 2017, the parties entered into a new feedstock tolling agreement for Trafigura’s exclusive use of the condensate splitter and a new revenue commitment agreement for Trafigura’s use of three common carrier pipelines constructed as part of the condensate splitter project.  The new agreements were entered into as part of an amicable resolution of the dispute between the parties under the previous contracts.  On March 21, 2017, Magellan Processing, L.P.’s lawsuit against Trafigura was dismissed with prejudice as part of such resolution.

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

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this report, and such Index to Exhibits is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on May 3, 2017.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	Magellan GP, LLC,
its general partner

/s/ Aaron L. Milford
Aaron L. Milford
Chief Financial Officer
(Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibit Number		Description

Exhibit 3.1	—
Amendment No. 2 dated January 16, 2017 to Fifth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Partners, L.P. dated as of September 28, 2009 (filed as Exhibit 3.2 to Form 8-K filed January 17, 2017).

Exhibit 3.2	—
Amendment No. 1 dated January 16, 2017 to Third Amended and Restated Limited Liability Company Agreement of Magellan GP, LLC dated as of September 28, 2009 (filed as Exhibit 3.1 to Form 8-K filed January 17, 2017).

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