Form 10-Q
period 2018-03-31
MAGELLAN MIDSTREAM PARTNERS LP
filed 2018-05-03
CIK 1126975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
As of May 2, 2018, there were 228,195,160 outstanding limited partner units of Magellan Midstream Partners, L.P. that trade on the New York Stock Exchange under the ticker symbol “MMP.”

TABLE OF CONTENTS
PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2018
Transportation and terminals revenue	$392,671	$431,937
Product sales revenue	245,620	241,592
Affiliate management fee revenue	3,783	5,250
Total revenue	642,074	678,779
Costs and expenses:
Operating	131,592	143,296
Cost of product sales	172,876	199,592
Depreciation and amortization	47,298	51,879
General and administrative	40,281	46,556
Total costs and expenses	392,047	441,323
Earnings of non-controlled entities	21,446	34,538
Operating profit	271,473	271,994
Interest expense	51,212	56,652
Interest capitalized	(4,197)	(4,647)
Interest income	(292)	(579)
Other expense	1,170	8,724
Income before provision for income taxes	223,580	211,844
Provision for income taxes	844	934
Net income	$222,736	$210,910
Basic net income per limited partner unit	$0.98	$0.92
Diluted net income per limited partner unit	$0.98	$0.92
Weighted average number of limited partner units outstanding used for basic net income per unit calculation	228,109	228,320
Weighted average number of limited partner units outstanding used for diluted net income per unit calculation	228,159	228,360

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2017	2018
Net income	$222,736	$210,910
Other comprehensive income:
Derivative activity:
Net gain on cash flow hedges	1,295	5,414
Reclassification of net loss on cash flow hedges to income	740	740
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	—	(5,944)
Amortization of prior service credit	(45)	(45)
Amortization of actuarial loss	1,228	5,114
Settlement cost	1,365	—
Total other comprehensive income	4,583	5,279
Comprehensive income	$227,319	$216,189

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2017	March 31, 2018
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$176,068	$74,197
Trade accounts receivable	138,779	105,089
Other accounts receivable	14,561	24,880
Inventory	182,345	195,987
Energy commodity derivatives deposits	36,690	26,593
Other current assets	63,396	66,446
Total current assets	611,839	493,192
Property, plant and equipment	7,235,468	7,346,495
Less: Accumulated depreciation	1,682,633	1,732,486
Net property, plant and equipment	5,552,835	5,614,009
Investments in non-controlled entities	1,082,511	1,126,773
Long-term receivables	27,676	24,124
Goodwill	53,260	53,260
Other intangibles (less accumulated amortization of $1,389 and $1,590 at December 31, 2017 and March 31, 2018, respectively)	52,764	52,563
Other noncurrent assets	13,490	12,128
Total assets	$7,394,375	$7,376,049

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$104,852	$129,283
Accrued payroll and benefits	56,261	29,717
Accrued interest payable	70,657	52,701
Accrued taxes other than income	51,343	34,622
Environmental liabilities	6,235	9,352
Deferred revenue	117,795	119,258
Accrued product liabilities	96,159	85,266
Energy commodity derivatives contracts, net	25,694	16,289
Current portion of long-term debt, net	250,974	250,511
Other current liabilities	56,540	61,541
Total current liabilities	836,510	788,540
Long-term debt, net	4,273,518	4,272,747
Long-term pension and benefits	111,305	131,248
Other noncurrent liabilities	30,350	34,764
Environmental liabilities	13,039	9,563
Commitments and contingencies
Partners’ capital:
Limited partner unitholders (228,025 units and 228,195 units outstanding at December 31, 2017 and March 31, 2018, respectively)	2,267,231	2,271,486
Accumulated other comprehensive loss	(137,578)	(132,299)
Total partners’ capital	2,129,653	2,139,187
Total liabilities and partners’ capital	$7,394,375	$7,376,049

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2017	2018
Operating Activities:
Net income	$222,736	$210,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	47,298	51,879
Loss on sale and retirement of assets	3,461	1,997
Earnings of non-controlled entities	(21,446)	(34,538)
Distributions of earnings from investments in non-controlled entities	21,605	51,754
Equity-based incentive compensation expense	4,147	6,632
Settlement cost, amortization of prior service credit and actuarial loss	2,548	5,069
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	33,988	23,371
Inventory	(12,050)	(13,642)
Energy commodity derivatives contracts, net of derivatives deposits	8,713	617
Accounts payable	7,275	19,457
Accrued payroll and benefits	(17,766)	(26,544)
Accrued interest payable	(23,391)	(17,956)
Accrued taxes other than income	(10,176)	(16,721)
Accrued product liabilities	(13,807)	(10,893)
Deferred revenue	5,590	1,463
Current and noncurrent environmental liabilities	540	(359)
Other current and noncurrent assets and liabilities	7,618	25,406
Net cash provided by operating activities	266,883	277,902
Investing Activities:
Additions to property, plant and equipment, net(1)	(141,515)	(99,471)
Proceeds from sale and disposition of assets	3,368	214
Investments in non-controlled entities	(44,511)	(60,976)
Net cash used by investing activities	(182,658)	(160,233)
Financing Activities:
Distributions paid	(194,961)	(209,940)
Net commercial paper borrowings	116,965	—
Debt placement costs	—	(315)
Payments associated with settlement of equity-based incentive compensation	(13,875)	(9,285)
Net cash used by financing activities	(91,871)	(219,540)
Change in cash and cash equivalents	(7,646)	(101,871)
Cash and cash equivalents at beginning of period	14,701	176,068
Cash and cash equivalents at end of period	$7,055	$74,197

Supplemental non-cash investing and financing activities:
Issuance of limited partner units in settlement of equity-based incentive plan awards	$1,669	$120

(1) Additions to property, plant and equipment	$(142,635)	$(105,384)
Changes in accounts payable and other current liabilities related to capital expenditures	1,120	5,913
Additions to property, plant and equipment, net	$(141,515)	$(99,471)

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

Description of Business

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil.  As of March 31, 2018, our asset portfolio, including the assets of our joint ventures, consisted of:

•
our refined products segment, comprised of our 9,700-mile refined products pipeline system with 53 terminals as well as 26 independent terminals not connected to our pipeline system and our 1,100-mile ammonia pipeline system;

•
our crude oil segment, comprised of approximately 2,200 miles of crude oil pipelines, our condensate splitter and storage facilities with an aggregate storage capacity of approximately 28 million barrels, of which approximately 17 million barrels are used for contract storage; and

•	our marine storage segment, consisting of five marine terminals located along coastal waterways with an aggregate storage capacity of approximately 26 million barrels.

Terminology common in our industry includes the following terms, which describe products that we transport, store and distribute through our pipelines and terminals:

•
refined products are the output from refineries and are primarily used as fuels by consumers. Refined products include gasoline, diesel fuel, aviation fuel, kerosene and heating oil.  Collectively, diesel fuel, aviation fuel, kerosene and heating oil are referred to as distillates;

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of Presentation

In the opinion of management, our accompanying consolidated financial statements which are unaudited, except for the consolidated balance sheet as of December 31, 2017, which is derived from our audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2018, the results of operations for the three months ended March 31, 2017 and 2018 and cash flows for the three months ended March 31, 2017 and 2018. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018 for several reasons. Profits from our butane blending activities are realized largely during the first and fourth quarters of each year. Additionally, gasoline demand, which drives transportation volumes and revenues on our pipeline systems, generally trends higher during the summer driving months. Further, the volatility of commodity prices impacts the profits from our commodity activities and, to a lesser extent, the volume of petroleum products we transport on our pipelines.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements in this report do not include all of the information and notes normally included with financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Correction of Actuarial Valuation Error

In first quarter 2018, an error was discovered in our third-party actuary’s valuation of our pension liabilities and net periodic pension expenses dating back to 2010.  The impacts of the error were not material to any of our prior period financial statements and the cumulative impact was corrected with a one-time adjustment in the current period.  As a result, during the first quarter of 2018, net periodic pension expenses were increased by $16.0 million ($5.7 million operating expense, $3.4 million general and administrative (“G&A”) costs and $6.9 million other expense below operating profit on our consolidated statements of income). In addition, long-term pension and benefits was increased $18.8 million and accumulated other comprehensive loss was increased by $2.8 million on our consolidated balance sheets.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases. The new accounting model for lessors remains largely the same, although some changes have been made to align it with the new lessee model and the new revenue recognition guidance. This update also requires companies to include additional disclosures regarding their lessee and lessor agreements. For public companies, this ASU is effective for fiscal years that start after December 15, 2018, and early adoption is permitted. We are currently in the process of evaluating the impact this new standard will have on our financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Pronouncements - Adopted January 1, 2018

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update changes GAAP’s hedge accounting requirements to simplify some of the specialized treatment’s most complex areas. These simplifications are intended to expand opportunities to use hedge accounting and better align the accounting treatment with existing risk management activities. The ASU is effective for public companies starting after December 15, 2018, and we early-adopted the new standard on January 1, 2018. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments: A Consensus of the FASB Emerging Issues Task Force. This ASU includes a requirement to make an accounting policy election to classify distributions received from equity method investees under either (1) the cumulative earnings approach, where distributions in excess of equity earnings are considered a return of capital and classified as cash inflows from investing activities, or (2) the nature of the distribution approach, where each distribution is evaluated on the basis of the source of the payment and classified as either operating or investing cash inflows. We adopted this standard on January 1, 2018 using the retrospective transition method and made an accounting policy election to use the nature of the distribution approach, which resulted in the following adjustments to our first quarter 2017 comparative statement of cash flows (in thousands):

	March 31, 2017, as Reported	ASU 2016-15 Adjustment	March 31, 2017, as Adjusted
Operating activities:
Distributions of earnings from investments in non-controlled entities	$20,050	$1,555	$21,605
Net cash provided by operating activities	$265,328	$1,555	$266,883

Investing activities:
Distributions in excess of earnings of non-controlled entities	$1,555	$(1,555)	$—
Net cash used by investing activities	$(181,103)	$(1,555)	$(182,658)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On January 1, 2018, we adopted the new Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers and all the related amendments using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of partners’ capital. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet resulting from the adoption of the new revenue standard was as follows (in thousands):

	Balance at December 31, 2017	Adjustments Due to ASU 2014-09	Balance at January 1, 2018
Assets:
Property, plant and equipment	$7,235,468	$8,516	$7,243,984
Accumulated depreciation	(1,682,633)	(325)	(1,682,958)
Net property, plant and equipment	$5,552,835	$8,191	$5,561,026
Investments in non-controlled entities	$1,082,511	$502	$1,083,013

Liabilities:
Deferred revenue	$117,795	$(1,901)	$115,894
Other noncurrent liabilities	$30,350	$4,619	$34,969

Partners’ capital:
Limited partner unitholders	$2,267,231	$5,975	$2,273,206

The primary changes impacting our financial statements under the new revenue standard include the requirement for us to estimate deficiencies in our customers’ use of our services contracted as minimum commitments and adjust the amount of revenue recognized in proportion to our customers’ pattern of exercised rights. This change results in accelerating the timing of revenue recognized for specific contracts for which we estimate our customers will not ship their minimum commitments. In addition, we periodically receive payments from customers seeking to expand their access to our pipeline systems and terminals. Prior to the adoption of the new revenue standard, these payments were recorded as reductions to our property, plant and equipment (“PP&E”) expenditures. Under the new revenue standard, these payments are recorded to deferred revenue and other noncurrent liabilities and are recognized as revenue in proportion to the related services provided. The impact of this change increases our revenues, contract liabilities, PP&E and depreciation expenses. We expect the impact of the adoption of the new revenue standard, including these changes, to be immaterial to our net income on an ongoing basis.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Revenue from Contracts with Customers

Adoption of ASC 606, Revenue from Contracts with Customers

The table below provides the amount by which financial statement line items are affected in the current reporting period by the application of the new revenue standard, as compared with the guidance that was in effect before the change (in thousands):

	As Reported	Amounts without adoption of ASC 606	Effect of Change Higher/(Lower)
	Three Months Ended March 31, 2018
Statement of Income:
Transportation and terminals revenue	$431,937	$431,524	$413
Depreciation and amortization	$51,879	$51,823	$56

	As of March 31, 2018
Balance Sheet:
Assets:
Property, plant and equipment	$7,346,495	$7,336,491	$10,004
Accumulated depreciation	1,732,486	1,732,105	381
Net property, plant and equipment	$5,614,009	$5,604,386	$9,623
Investments in non-controlled entities	$1,126,773	$1,126,271	$502
Liabilities:
Deferred revenue	$119,258	$120,814	$(1,556)
Other noncurrent liabilities	$34,764	$29,415	$5,349
Partners’ capital:
Limited partner unitholders	$2,271,486	$2,265,511	$5,975

Revenue recognition policies

Revenue is recognized upon the satisfaction of each performance obligation required by our customer contracts. Transportation and terminals revenue is recognized over time as our customers receive the benefits of our service as it is performed on their behalf using an output method based on actual deliveries. Revenue for our storage services is recognized over time using an output method based on the capacity of storage under contract with our customers. Product sales revenue is recognized at a point in time when our customers take control of the commodities purchased. We record back-to-back purchases and sales of petroleum products where we are acting as an agent on a net basis.

We recognize pipeline transportation revenue for crude oil shipments when our customers’ product arrives at the customer-designated destination.  For shipments of refined products and ammonia under published tariffs that combine transportation and terminalling services, we recognize revenue when our customers take delivery of their product from our system. For shipments where terminalling services are not included in the tariff, we recognize revenue when our customers’ product arrives at the customer-designated destination. We have certain contracts that require counterparties to ship a minimum volume over an agreed-upon time period, which are contracted as minimum dollar or volume commitments. Revenue pursuant to these take-or-pay contracts is recognized when the customers utilize their committed volumes. Additionally, when we estimate that the customers will not utilize all or a portion of their committed volumes, we recognize revenue in proportion to the pattern of exercised rights for the respective commitment period.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our interstate common carrier petroleum products pipeline operations are subject to rate regulation by the Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act, the Energy Policy Act of 1992 and rules and orders promulgated pursuant thereto. FERC regulation requires that interstate pipeline rates be filed with the FERC, be posted publicly and be nondiscriminatory and “just and reasonable.” The rates on approximately 40% of the shipments on our refined products pipeline system are regulated by the FERC primarily through an index methodology. As an alternative to cost-of-service or index-based rates, interstate pipeline companies may establish rates by obtaining authority to charge market-based rates in competitive markets or by negotiation with unaffiliated shippers. Approximately 60% of our refined products pipeline system’s markets are either subject to regulations by the states in which we operate or are approved for market-based rates by the FERC, and in both cases these rates can generally be adjusted at our discretion based on market factors. Most of the tariffs on our crude oil pipelines are established by negotiated rates that generally provide for annual adjustments in line with changes in the FERC index, subject to certain modifications.

For both our index-based rates and our market-based rates, our published tariffs serve as contracts, and shippers nominate the volume to be shipped up to a month in advance.  These tariffs include provisions which allow us to deduct from our customer’s inventory a small percentage of the products our customers transport on our pipeline systems. We refer to this non-monetary consideration as tender deduction revenue.  We receive tender deductions from our customers as consideration for product losses during the transportation of petroleum products within our pipeline systems.  Tender deduction revenue is generally recognized as transportation revenue when the customer's transported commodities reach their destination and are recorded at the fair value of the product received on the date received or the contract date, as applicable.

Product sales revenue pricing is contractually specified, and we have determined that each barrel sold represents a separate performance obligation. Transaction prices for our other services including terminalling, storage and ancillary services are typically contracted as a single performance obligation with our customers. In circumstances where multiple performance obligations are contractually required, we allocate the transaction price to the various performance obligations based on their relative standalone selling price.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of Income Disclosures

The following tables provide details of our revenues disaggregated by key activities that comprise our performance obligations by operating segment (in thousands):

	Three Months Ended March 31, 2018
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation	$166,902	$79,123	$—	$—	$246,025
Terminalling	39,348	—	712	—	40,060
Storage	25,247	29,990	34,211	(915)	88,533
Ancillary services	25,788	5,035	7,034	—	37,857
Lease revenue	3,109	12,110	4,243	—	19,462
Transportation and terminals revenue	260,394	126,258	46,200	(915)	431,937
Product sales revenue	232,774	6,439	2,379	—	241,592
Affiliate management fee revenue	297	4,016	937	—	5,250
Total revenue	493,465	136,713	49,516	(915)	678,779
Revenue not under the guidance of ASC 606:
Lease revenue(1)	(3,109)	(12,110)	(4,243)	—	(19,462)
Losses from futures contracts included in product sales revenue(2)	5,465	1,910	—	—	7,375
Affiliate management fee revenue	(297)	(4,016)	(937)	—	(5,250)
Total revenue from contracts with customers under ASC 606	$495,524	$122,497	$44,336	$(915)	$661,442

(1) Lease revenue is accounted for under ASC 840, Leases.
(2) The impact on product sales revenue from futures contracts falls under the guidance of ASC 815, Derivatives and Hedging.

Balance Sheet Disclosures

We invoice customers on our pipelines for transportation services when their product enters our system. At each period end, we record all invoiced amounts associated with products that have not yet been delivered (in-transit products) as a contract liability. This liability is presented as deferred revenue on our consolidated balance sheets. Deferred revenue is also recorded for pre-payments received in conjunction with take-or-pay contracts, storage contracts and other service offerings in which the service to our customers remains unfulfilled. Additionally, at each period end, we defer the direct costs we have incurred associated with our customers’ in-transit products, until delivery occurs, as contract assets. Contract assets are presented on our consolidated balance sheets as other current assets. These direct costs are estimated based on our per-barrel direct delivery cost for the current period multiplied by the total in-transit barrels in our system at the end of the period multiplied by 50% to reflect the average transportation costs incurred for all products across all of our pipeline systems. We use 50% of the in-transit barrels because that best represents the average delivery point of all barrels in our pipeline system. These contract assets and contract liabilities are determined using judgments and assumptions that management considers reasonable.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our accounts receivable, contract assets and contract liabilities resulting from contracts with customers (in thousands):

	December 31, 2017	March 31, 2018
Accounts receivable from contracts with customers	$133,084	$101,064
Contract assets	$8,615	$9,285
Contract liabilities	$104,215	$112,217

For the period ended March 31, 2018, we recognized $55.5 million of transportation and terminals revenue that was recorded in deferred revenue as of December 31, 2017.

Unfulfilled Performance Obligations

We have certain contracts with customers that represent customer commitments to purchase a minimum amount of our services over specified time periods. These contracts require us to provide services to our customers in the future and result in our having unfulfilled performance obligations (“UPOs”) to our customers related to the periods remaining under each contract. We have UPOs in many of our core business services, including transportation, terminalling and storage services. The UPOs will be recognized as revenue in the future as our customers utilize our services or when we estimate that our customers are not likely to use all or a portion of their commitments.

The following table provides the aggregate amount of the transaction price allocated to our UPOs as of March 31, 2018 by operating segment, including the range of years remaining on our contracts with customers and an estimate of revenues expected to be recognized over the next 12 months (dollars in thousands):

	Refined Products	Crude Oil	Marine Storage	Total
Balances at March 31, 2018	$1,345,763	$726,432	$295,845	$2,368,040
Remaining terms	1 - 20 years	1 - 8 years	1 - 6 years
Estimated revenues from UPOs to be recognized in the next 12 months	$237,444	$224,078	$136,383	$597,905

In computing the value of these future revenues, we have used the current rates in effect as of March 31, 2018 and have not included any estimates for future rate changes due to changes in the FERC index or other contractually negotiated rate escalations. Our UPO balances include the full amount of our customer commitments as of March 31, 2018 through the expiration of the related contracts. The UPO balances disclosed exclude all performance obligations for which the original expected term is one year or less, the consideration is variable and the future use of our services is fully at the discretion of our customers.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Three Months Ended March 31, 2017
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$241,905	$105,053	$46,407	$(694)	$392,671
Product sales revenue	240,170	3,103	2,347	—	245,620
Affiliate management fee revenue	329	3,134	320	—	3,783
Total revenue	482,404	111,290	49,074	(694)	642,074
Operating expenses	93,533	27,418	12,655	(2,014)	131,592
Cost of product sales	167,681	2,577	2,618	—	172,876
Earnings of non-controlled entities	(111)	(20,650)	(685)	—	(21,446)
Operating margin	221,301	101,945	34,486	1,320	359,052
Depreciation and amortization expense	26,966	10,856	8,156	1,320	47,298
G&A expense	24,901	10,039	5,341	—	40,281
Operating profit	$169,434	$81,050	$20,989	$—	$271,473

	Three Months Ended March 31, 2018
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$260,394	$126,258	$46,200	$(915)	$431,937
Product sales revenue	232,774	6,439	2,379	—	241,592
Affiliate management fee revenue	297	4,016	937	—	5,250
Total revenue	493,465	136,713	49,516	(915)	678,779
Operating expenses	94,049	33,591	17,964	(2,308)	143,296
Cost of product sales	190,333	7,050	2,209	—	199,592
Earnings of non-controlled entities	(2,318)	(31,608)	(612)	—	(34,538)
Operating margin	211,401	127,680	29,955	1,393	370,429
Depreciation and amortization expense	28,907	12,762	8,817	1,393	51,879
G&A expense	28,887	11,906	5,763	—	46,556
Operating profit	$153,607	$103,012	$15,375	$—	$271,994

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Investments in Non-Controlled Entities

Our investments in non-controlled entities at March 31, 2018 were comprised of:

Entity	Ownership Interest
BridgeTex Pipeline Company, LLC (“BridgeTex”)	50%
Double Eagle Pipeline LLC (“Double Eagle”)	50%
HoustonLink Pipeline Company, LLC (“HoustonLink”)	50%
MVP Terminalling, LLC (“MVP”)	50%
Powder Springs Logistics, LLC (“Powder Springs”)	50%
Saddlehorn Pipeline Company, LLC (“Saddlehorn”)	40%
Seabrook Logistics, LLC (“Seabrook”)	50%
Texas Frontera, LLC (“Texas Frontera”)	50%

We serve as operator of BridgeTex, HoustonLink, MVP, Powder Springs, Saddlehorn, Texas Frontera and the pipeline activities of Seabrook. We receive fees for management services as well as reimbursement or payment to us for certain direct operational payroll and other overhead costs. The management fees we have received are reported as affiliate management fee revenue on our consolidated statements of income. Cost reimbursements we receive from these entities in connection with our operating services are included as reductions to costs and expenses on our consolidated statements of income and totaled $1.0 million and $0.5 million during the three months ended March 31, 2017 and 2018, respectively.

We recorded the following revenue from certain of these non-controlled entities in our consolidated statements of income (in millions):

	Three Months Ended March 31,
	2017	2018
Transportation and terminals revenue:
BridgeTex, pipeline capacity	$8.9	$9.9
Double Eagle, throughput revenue	$0.8	$1.5
Saddlehorn, storage revenue	$0.5	$0.5
Product sales revenue:
Powder Springs, butane sales	$—	$2.7

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our consolidated balance sheets reflected the following balances related to our investments in non-controlled entities (in millions):

	December 31, 2017			March 31, 2018
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable	Trade Accounts Receivable	Other Accounts Receivable
BridgeTex	$—	$—	$—	$0.8	$0.1
Double Eagle	$0.5	$—	$—	$0.6	$—
HoustonLink	$—	$—	$0.1	$—	$—
MVP	$—	$0.4	$—	$—	$0.4
Powder Springs	$—	$0.9	$—	$—	$2.1
Saddlehorn	$—	$0.1	$—	$—	$0.2
Seabrook	$—	$0.2	$—	$—	$0.3

We have entered into an agreement to guarantee our 50% pro rata share, up to $25.0 million, of obligations under Powder Springs’ credit facility. As of March 31, 2018, our consolidated balance sheets reflected a $0.4 million other current liability and a corresponding increase in our investment in non-controlled entities on our consolidated balance sheets to reflect the fair value of this guarantee.

The financial results from MVP and Texas Frontera are included in our marine storage segment, the financial results from BridgeTex, Double Eagle, HoustonLink, Saddlehorn and Seabrook are included in our crude oil segment and the financial results from Powder Springs are included in our refined products segment, each as earnings of non-controlled entities.

A summary of our investments in non-controlled entities follows (in thousands):

Investments at December 31, 2017	$1,082,511
Additional investment	60,976
Other adjustment to investment	502
Earnings of non-controlled entities:
Proportionate share of earnings	35,140
Amortization of excess investment and capitalized interest	(602)
Earnings of non-controlled entities	34,538
Less:
Distributions of earnings from investments in non-controlled entities	51,754
Investments at March 31, 2018	$1,126,773

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Inventory

Inventory at December 31, 2017 and March 31, 2018 was as follows (in thousands):

	December 31, 2017	March 31, 2018
Refined products	$73,845	$76,416
Liquefied petroleum gases	45,553	47,741
Transmix	33,319	38,770
Crude oil	23,763	27,466
Additives	5,865	5,594
Total inventory	$182,345	$195,987

6.	Employee Benefit Plans

We sponsor a defined contribution plan in which we match our employees' qualifying contributions, resulting in additional expense to us. Expenses related to the defined contribution plan were $3.3 million and $3.8 million for the three months ended March 31, 2017 and 2018, respectively.

Additionally, we sponsor two union pension plans that cover certain union employees, a pension plan for all non-union employees and a postretirement benefit plan for certain employees. Net periodic benefit expense for the three months ended March 31, 2017 and 2018 was as follows (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2018
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$5,018	$65	$15,700	$65
Interest cost	2,350	122	6,443	106
Expected return on plan assets	(2,487)	—	(2,978)	—
Amortization of prior service credit	(45)	—	(45)	—
Amortization of actuarial loss	1,028	200	4,954	160
Settlement cost	1,365	—	—	—
Net periodic benefit cost	$7,229	$387	$24,074	$331

The service component of our net periodic benefit costs is presented in operating expense and G&A expense, and the non-service components are presented in other expense in our consolidated statements of income.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in AOCL related to employee benefit plan assets and benefit obligations for the three months ended March 31, 2017 and 2018 were as follows (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2018
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(58,584)	$(7,881)	$(97,226)	$(6,597)
Net actuarial loss	—	—	(5,944)	—
Amortization of prior service credit	(45)	—	(45)	—
Amortization of actuarial loss	1,028	200	4,954	160
Settlement cost	1,365	—	—	—
Ending balance	$(56,236)	$(7,681)	$(98,261)	$(6,437)

The net periodic benefit costs and AOCL presented in the tables above include one-time corrections made in the first quarter of 2018 resulting from an error in our third-party actuary’s valuation of our pension liabilities and net periodic pension expenses. See Note 1 – Organization, Description of Business and Basis of Presentation for more details regarding this error correction.

Contributions estimated to be paid into the plans in 2018 are $31.7 million and $0.2 million for the pension plans and other postretirement benefit plan, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Debt
Long-term debt at December 31, 2017 and March 31, 2018 was as follows (in thousands):

	December 31, 2017	March 31, 2018
Commercial paper	$—	$—
6.40% Notes due 2018	250,000	250,000
6.55% Notes due 2019	550,000	550,000
4.25% Notes due 2021	550,000	550,000
3.20% Notes due 2025	250,000	250,000
5.00% Notes due 2026	650,000	650,000
6.40% Notes due 2037	250,000	250,000
4.20% Notes due 2042	250,000	250,000
5.15% Notes due 2043	550,000	550,000
4.20% Notes due 2045	250,000	250,000
4.25% Notes due 2046	500,000	500,000
4.20% Notes due 2047	500,000	500,000
Face value of long-term debt	4,550,000	4,550,000
Unamortized debt issuance costs(1)	(29,472)	(28,972)
Net unamortized debt premium (discount)(1)	215	(554)
Net unamortized amount of gains from historical fair value hedges(1)	3,749	2,784
Long-term debt, net, including current portion	4,524,492	4,523,258
Less: Current portion of long-term debt, net	250,974	250,511
Long-term debt, net	$4,273,518	$4,272,747

(1) Debt issuance costs, note discounts and premiums and realized gains and losses of historical fair value hedges are being amortized or accreted to the applicable notes over the respective lives of those notes.

All of the instruments detailed in the table above are senior indebtedness.

Other Debt

Revolving Credit Facilities. At March 31, 2018, the total borrowing capacity under our revolving credit facility maturing October 26, 2022 was $1.0 billion. Any borrowings outstanding under this facility are classified as long-term debt on our consolidated balance sheets. Borrowings under this facility are unsecured and bear interest at LIBOR plus a spread ranging from 1.000% to 1.625% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate between 0.100% and 0.275% depending on our credit ratings. The unused commitment fee was 0.125% at March 31, 2018. Borrowings under this facility may be used for general partnership purposes, including capital expenditures. As of both December 31, 2017 and March 31, 2018, there were no borrowings outstanding under this facility, with $6.3 million obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets, but decrease our borrowing capacity under this facility.

Commercial Paper Program. We have a commercial paper program under which we may issue commercial paper notes in an amount up to the available capacity under our $1.0 billion revolving credit facility. The maturities of the commercial paper notes vary, but may not exceed 397 days from the date of issuance. Because the commercial paper we can issue is limited to amounts available under our revolving credit facility, amounts outstanding under the program are classified as long-term debt. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or alternatively, are sold at

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

par and bear varying interest rates on a fixed or floating basis. The weighted-average interest rate for commercial paper borrowings based on the number of days outstanding was 1.3% for the year ended December 31, 2017 and 1.9% for the three months ended March 31, 2018.

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

We have entered into $100.0 million of forward-starting interest rate swap agreements to hedge against the risk of variability of future interest payments on a portion of debt we anticipate issuing in 2018. The fair values of these contracts at March 31, 2018 were recorded on our balance sheets as other current assets of $17.6 million, with the offset recorded to other comprehensive income. We account for these agreements as cash flow hedges.

Commodity Derivatives

Our butane blending activities produce gasoline, and we can reasonably estimate the timing and quantities of sales of these products. We use a combination of exchange-traded commodities futures contracts and forward purchase and sale contracts to help manage commodity price changes and mitigate the risk of decline in the product margin realized from our butane blending activities. Further, certain of our other commercial operations generate petroleum products, and we also use futures contracts to hedge against price changes for some of these commodities.

Forward physical purchase and sale contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting, whereby changes in the mark-to-market values of such contracts are not recognized in income; rather the revenues and expenses associated with such transactions are recognized during the period when commodities are physically delivered or received. Physical forward commodity contracts subject to this exception are evaluated for the probability of future delivery and are periodically tested once the forecasted period has passed to determine whether similar forward contracts are probable of physical delivery in the future.

We record the effective portion of the gains or losses for commodity-based contracts designated as fair value hedges as adjustments to the assets being hedged and the ineffective portions as well as amounts excluded from the assessment of hedge effectiveness as adjustments to other income or expense. We recognize the change in fair value of economic hedges that hedge against changes in the price of petroleum products that we expect to sell or purchase in the future currently in earnings as adjustments to product sales revenue, cost of product sales or operating expenses, as applicable.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our open futures contracts at March 31, 2018 were as follows:

Type of Contract/Accounting Methodology	Product Represented by the Contract and Associated Barrels	Maturity Dates
Futures - Economic Hedges	4.1 million barrels of refined products and crude oil	Between April 2018 and April 2019
Futures - Economic Hedges	1.0 million barrels of butane and natural gasoline	Between April 2018 and April 2019

Energy Commodity Derivatives Contracts and Deposits Offsets

At December 31, 2017 and March 31, 2018, we had margin deposits of $36.7 million and $26.6 million, respectively, for our future contracts with our counterparties, which were recorded as current assets under energy commodity derivatives deposits on our consolidated balance sheets. We have the right to offset the combined fair values of our open futures contracts against our margin deposits under a master netting arrangement for each counterparty; however, we have elected to present the combined fair values of our open futures contracts separately from the related margin deposits on our consolidated balance sheets. Additionally, we have the right to offset the fair values of our futures contracts together for each counterparty, which we have elected to do, and we report the combined net balances on our consolidated balance sheets. A schedule of the derivative amounts we have offset and the deposit amounts we could offset under a master netting arrangement are provided below as of December 31, 2017 and March 31, 2018 (in thousands):

Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Assets Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets(2)	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheets	Net Asset Amount(1)
As of December 31, 2017	$(38,936)	$12,851	$(26,085)	$36,690	$10,605
As of March 31, 2018	$(17,477)	$872	$(16,605)	$26,593	$9,988

(1)	Amount represents the maximum loss we would incur if all of our counterparties failed to perform on their derivative contracts.

(2)
Net amount includes energy commodity derivative contracts classified as current liabilities of $25,694 and noncurrent liabilities of $391 at December 31, 2017. Net amount includes energy commodity derivative contracts classified as current liabilities of $16,289 and noncurrent liabilities of $316 at March 31, 2018.

Impact of Derivatives on Our Financial Statements

Comprehensive Income

The changes in derivative activity included in accumulated other comprehensive loss (“AOCL”) for the three months ended March 31, 2017 and 2018 were as follows (in thousands):

	Three Months Ended
	March 31,
Derivative Losses Included in AOCL	2017	2018
Beginning balance	$(34,776)	$(33,755)
Net gain on cash flow hedges	1,295	5,414
Reclassification of net loss on cash flow hedges to income	740	740
Ending balance	$(32,741)	$(27,601)

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the effect on our consolidated statements of income for the three months ended March 31, 2017 and 2018 of derivatives that were designated as cash flow hedges (in thousands):

	Interest Rate Contracts
	Amount of Loss Recognized in AOCL on Derivative	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Three Months Ended March 31, 2017	$1,295	Interest expense	$(740)

Three Months Ended March 31, 2018	$5,414	Interest expense	$(740)

As of March 31, 2018, the net loss estimated to be classified to interest expense over the next twelve months from AOCL is approximately $3.0 million. This amount relates to the amortization of losses on interest rate swap contracts over the life of the related debt instruments.

We use futures contracts designated as fair value hedges to hedge against changes in the fair value of crude oil that was contractually reserved as tank bottoms and included with other noncurrent assets on our consolidated balance sheets. During September 2017, as a result of contract renegotiations, we sold a portion of the tank bottoms, settled the related hedges and transferred the permanent portion of the tank bottoms from noncurrent assets to PP&E. The effective portions of the fair value gains or losses on these futures contracts were offset by fair value gains or losses on the crude oil, and there was no ineffectiveness recognized. The cash flows from settled contracts were recorded in operating activities in our consolidated statements of cash flows. The gains (losses) on these futures contracts and the underlying crude oil were as follows (in thousands):

	Three Months Ended March 31,
	2017	2018
Gain (loss) recognized in other income/expense on derivatives (futures contracts)	$3,398	(181)
Gain (loss) recognized in other income/expense on hedged item (crude oil)	$(3,398)	181

The differential between the current spot price and forward price was excluded from the assessment of hedge effectiveness for these fair value hedges. For the three months ended March 31, 2017, we recognized a gain of $1.4 million for the amounts we excluded from the assessment of effectiveness of these fair value hedges, which we reported as other (income) expense on our consolidated statements of income.
The following table provides a summary of the effect on our consolidated statements of income for the three months ended March 31, 2017 and 2018 of derivatives accounted for as economic hedges (in thousands):

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended
	Location of Gain (Loss) Recognized on Derivatives	March 31,
Derivative Instrument		2017	2018
Futures contracts	Product sales revenue	$28,680	$(7,375)
Futures contracts	Cost of product sales	1,237	(3,944)
	Total	$29,917	$(11,319)

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The impact of the derivatives in the above table was reflected as cash from operations on our consolidated statements of cash flows.
Balance Sheets
The following tables provide a summary of the fair value of derivatives, which are presented on a net basis in our consolidated balance sheets, that were designated as hedging instruments as of December 31, 2017 and March 31, 2018 (in thousands):

	December 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Energy commodity derivatives contracts, net	$—	Energy commodity derivatives contracts, net	$173
Interest rate contracts	Other current assets	12,177	Other current liabilities	—
	Total	$12,177	Total	$173

	March 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Energy commodity derivatives contracts, net	$—	Energy commodity derivatives contracts, net	$354
Interest rate contracts	Other current assets	17,591	Other current liabilities	—
	Total	$17,591	Total	$354

The following tables provide a summary of the fair value of derivatives, which are presented on a net basis in our consolidated balance sheets, that were not designated as hedging instruments as of December 31, 2017 and March 31, 2018 (in thousands):

	December 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Energy commodity derivatives contracts, net	$12,605	Energy commodity derivatives contracts, net	$38,126
Futures contracts	Other noncurrent assets	246	Other noncurrent liabilities	637
	Total	$12,851	Total	$38,763

	March 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Energy commodity derivatives contracts, net	$872	Energy commodity derivatives contracts, net	$16,807
Futures contracts	Other noncurrent assets	—	Other noncurrent liabilities	316
	Total	$872	Total	$17,123

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Commitments and Contingencies

Environmental Liabilities

Liabilities recognized for estimated environmental costs were $19.3 million and $18.9 million at December 31, 2017 and March 31, 2018, respectively. We have classified environmental liabilities as current or noncurrent based on management’s estimates regarding the timing of actual payments. Environmental expenses recognized as a result of changes in our environmental liabilities are generally included in operating expenses on our consolidated statements of income. Environmental expenses were $4.3 million and $2.5 million for the three months ended March 31, 2017 and 2018, respectively.

Environmental Receivables

Receivables from insurance carriers and other third parties related to environmental matters were $7.2 million at December 31, 2017, of which $0.5 million and $6.7 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets. Receivables from insurance carriers and other third parties related to environmental matters were $4.8 million at March 31, 2018, of which $1.0 million and $3.8 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets.

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
The compensation committee of our general partner’s board of directors administers our long-term incentive plan (“LTIP”) covering certain of our employees and the independent directors of our general partner. The LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate payout of 11.9 million of our limited partner units. The estimated units remaining available under the LTIP at March 31, 2018 total 2.1 million.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our equity-based incentive compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2017	2018
Performance-based awards	$3,481	$5,924
Time-based awards	666	708
Total	$4,147	$6,632

Allocation of LTIP expense on our consolidated statements of income:
G&A expense	$4,118	$6,577
Operating expense	29	55
Total	$4,147	$6,632

On February 1, 2018, 294,054 unit awards were issued pursuant to our LTIP. These grants included both performance-based and time-based awards and have a three-year vesting period that will end on December 31, 2020.

Basic and Diluted Net Income Per Limited Partner Unit

The difference between our actual limited partner units outstanding and our weighted-average number of limited partner units outstanding used to calculate basic net income per unit is due to the impact of: (i) the unit awards issued to non-employee directors and (ii) the weighted average effect of units actually issued during a period.  The difference between the weighted-average number of limited partner units outstanding used for basic and diluted net income per unit calculations on our consolidated statements of income is primarily the dilutive effect of unit awards associated with our LTIP that have not yet vested.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Partners’ Capital and Distributions

Partners’ Capital

In May 2017, we filed a prospectus supplement to the shelf registration statement for our continuous equity offering program (which we refer to as an at-the-market program, or “ATM”) pursuant to which we may issue up to $750.0 million of common units in amounts, at prices and on terms to be determined by market conditions at the time. The net proceeds from any sales under the ATM, after deducting the sales agents’ commissions and our offering expenses, will be used for general partnership purposes, including repayment of indebtedness or capital expenditures. No units have been issued pursuant to this program.

The following table details the changes in the number of our limited partner units outstanding from January 1, 2018 through March 31, 2018:

Limited partner units outstanding on January 1, 2018	228,024,556
January 2018–Settlement of employee LTIP awards	168,913
During 2018–Other(a)	1,691
Limited partner units outstanding on March 31, 2018	228,195,160

(a) Limited partner units issued to settle the equity-based retainer paid to an independent director of our general partner.

Distributions

Distributions we paid during 2017 and 2018 were as follows (in thousands, except per unit amounts):

Payment Date	Per Unit Cash Distribution Amount	Total Cash Distribution to Limited Partners
02/14/2017	$0.8550	$194,961
05/15/2017	0.8725	198,951
08/14/2017	0.8900	202,942
11/14/2017	0.9050	206,362
Total	$3.5225	$803,216

02/14/2018	$0.9200	$209,940
05/15/2018(a)	0.9375	213,933
Total	$1.8575	$423,873

(a) Our general partner’s board of directors declared this cash distribution in April 2018 to be paid on May 15, 2018 to unitholders of record at the close of business on May 8, 2018.

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

•
Debt. The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2017 and March 31, 2018; however, where recent observable market trades were not available, prices were determined using adjustments to the last traded value for that debt issuance or by adjustments to the prices of similar debt instruments of peer entities that are actively traded. The carrying amount of borrowings, if any, under our revolving credit facility and our commercial paper program approximates fair value due to the frequent repricing of these obligations.

Fair Value Measurements - Financial Assets and Liabilities

The following tables summarize the carrying amounts, fair values and fair value measurements recorded or disclosed as of December 31, 2017 and March 31, 2018 based on the three levels established by ASC 820, Fair Value Measurements and Disclosures (in thousands):

	December 31, 2017
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts	$(26,085)	$(26,085)	$(26,085)	$—	$—
Interest rate contracts	$12,177	$12,177	$—	$12,177	$—
Long-term receivables	$27,676	$27,676	$—	$—	$27,676
Debt	$(4,524,492)	$(4,826,480)	$—	$(4,826,480)	$—

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2018
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts	$(16,605)	$(16,605)	$(16,605)	$—	$—
Interest rate contracts	$17,591	$17,591	$—	$17,591	$—
Long-term receivables	$24,124	$24,124	$—	$—	$24,124
Debt	$(4,523,258)	$(4,696,135)	$—	$(4,696,135)	$—

13.	Related Party Transactions

Stacy P. Methvin is an independent member of our general partner’s board of directors and is also a director of one of our customers.  We received tariff revenue from this customer of $4.1 million and $3.8 million for the three months ended March 31, 2017 and 2018, respectively. We recorded receivables of $1.6 million and $2.0 million from this customer at December 31, 2017 and March 31, 2018, respectively.  The tariff revenue we recognized from this customer was in the normal course of business, with rates determined in accordance with published tariffs.

See Note 4 – Investments in Non-Controlled Entities for a discussion of transactions with our joint ventures.

14.	Subsequent Events

Recognizable events

No recognizable events occurred subsequent to March 31, 2018.

Non-recognizable events

Cash Distribution. In April 2018, our general partner’s board of directors declared a quarterly distribution of $0.9375 per unit for the period of January 1, 2018 through March 31, 2018. This quarterly cash distribution will be paid on May 15, 2018 to unitholders of record on May 8, 2018. The total cash distributions expected to be paid under this declaration are approximately $213.9 million.

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

•
our crude oil segment, comprised of approximately 2,200 miles of crude oil pipelines, our condensate splitter and storage facilities with an aggregate storage capacity of approximately 28 million barrels, of which approximately 17 million barrels are used for contract storage; and

•	our marine storage segment, consisting of five marine terminals located along coastal waterways with an aggregate storage capacity of approximately 26 million barrels.

The following discussion provides an analysis of the results for each of our operating segments, an overview of our liquidity and capital resources and other items related to our partnership. The following discussion and analysis should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Developments

Cash Distribution. In April 2018, the board of directors of our general partner declared a quarterly cash distribution of $0.9375 per unit for the period of January 1, 2018 through March 31, 2018. This quarterly cash distribution will be paid on May 15, 2018 to unitholders of record on May 8, 2018. Total distributions expected to be paid under this declaration are approximately $213.9 million.

Results of Operations

Non-GAAP Metrics. We believe that investors benefit from having access to the same financial measures utilized by management. Operating margin, which is presented in the following table, is an important measure used by management to evaluate the economic performance of our core operations. Operating margin is not a generally accepted accounting principles (“GAAP”) measure, but the components of operating margin are computed using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the following table. Operating profit includes expense items, such as depreciation and amortization expense and general and administrative (“G&A”) expense, which management does not focus on when evaluating the core profitability of our separate operating segments.

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

One-Time Pension Correction. In first-quarter 2018, an error was discovered in our third-party actuary’s valuation of our pension liabilities and net periodic pension expenses dating back to 2010. The impacts of the error were not material to any of our prior period financial statements and have been corrected in the current period. As a result, our first-quarter 2018 financial results discussed below include a one-time $16.0 million pension correction, which included a $5.7 million increase to operating expenses, $3.4 million increase to G&A costs and $6.9 million increase to other expense below operating profit. See Note 1 – Organization, Description of Business and Basis of Presentation in Item 1 of Part I of this report for further information.

Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2018

	Three Months Ended March 31,		Variance Favorable (Unfavorable)
	2017	2018	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$241.9	$260.4	$18.5	8
Crude oil	105.1	126.3	21.2	20
Marine storage	46.4	46.2	(0.2)	—
Intersegment eliminations	(0.7)	(1.0)	(0.3)	(43)
Total transportation and terminals revenue	392.7	431.9	39.2	10
Affiliate management fee revenue	3.8	5.3	1.5	39
Operating expenses:
Refined products	93.5	94.1	(0.6)	(1)
Crude oil	27.4	33.6	(6.2)	(23)
Marine storage	12.7	18.0	(5.3)	(42)
Intersegment eliminations	(2.0)	(2.4)	0.4	20
Total operating expenses	131.6	143.3	(11.7)	(9)
Product margin:
Product sales revenue	245.6	241.6	(4.0)	(2)
Cost of product sales	172.9	199.6	(26.7)	(15)
Product margin	72.7	42.0	(30.7)	(42)
Earnings of non-controlled entities	21.5	34.5	13.0	60
Operating margin	359.1	370.4	11.3	3
Depreciation and amortization expense	47.3	51.9	(4.6)	(10)
G&A expense	40.3	46.5	(6.2)	(15)
Operating profit	271.5	272.0	0.5	—
Interest expense (net of interest income and interest capitalized)	46.7	51.4	(4.7)	(10)
Other expense	1.2	8.8	(7.6)	(633)
Income before provision for income taxes	223.6	211.8	(11.8)	(5)
Provision for income taxes	0.9	0.9	—	—
Net income	$222.7	$210.9	$(11.8)	(5)
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.461	$1.464
Volume shipped (million barrels):
Gasoline	66.2	67.6
Distillates	37.9	43.0
Aviation fuel	5.9	6.3
Liquefied petroleum gases	1.1	1.1
Total volume shipped	111.1	118.0
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$1.543	$1.241
Volume shipped (million barrels)	41.3	55.7
Crude oil terminal average utilization (million barrels per month)	16.5	16.0
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(1)	18.9	28.3
Saddlehorn - volume shipped (million barrels)(2)	4.0	5.8
Marine storage:
Marine terminal average utilization (million barrels per month)	24.0	22.6

(1) These volumes reflect the total shipments for the BridgeTex pipeline, which is owned 50% by us.
(2) These volumes reflect the total shipments for the Saddlehorn pipeline, which is owned 40% by us.

Transportation and terminals revenue increased $39.2 million resulting from:

•
an increase in refined products revenue of $18.5 million. Shipments increased in the current period primarily due to stronger demand for refined products in large part due to higher distillate demand in crude oil production regions. We also benefited from higher storage and other ancillary service fees along our pipeline system due to increased customer activity;

•
an increase in crude oil revenue of $21.2 million primarily due to contributions from our condensate splitter at Corpus Christi that began commercial operations in June 2017. We also benefited from higher average rates on the Longhorn pipeline and more volume on our Houston distribution system, which ships at a lower tariff (resulting in a decrease in the overall rate per barrel); and

•
a decrease in marine storage revenue of $0.2 million as lower utilization was primarily offset by higher storage rates during the current period. The lower utilization mainly resulted from the timing of maintenance work and tanks damaged by Hurricane Harvey that are still under repair.

Operating expenses increased by $11.7 million primarily resulting from:

•
an increase in refined products expenses of $0.6 million primarily due to higher pension costs mainly related to the one-time pension correction and higher power costs associated with moving incremental volume, largely offset by lower environmental accruals and lower losses on asset retirements;

•
an increase in crude oil expenses of $6.2 million primarily due to costs associated with our condensate splitter that began commercial operations in June 2017, higher power costs for more pipeline movements and increased pension costs mainly related to the one-time pension correction; and

•
an increase in marine storage expenses of $5.3 million primarily due to less favorable product overages (which reduce operating expenses) and higher pension costs resulting from the one-time pension correction, combined with higher asset integrity.

Product sales revenue resulted primarily from our butane blending activities, transmix fractionation and the sale of tender deductions and product gains from our operations. We utilize futures contracts to hedge against changes in the price of petroleum products we expect to sell in future periods, as well as to hedge against changes in the price of butane we expect to purchase. See Note 8 – Derivative Financial Instruments in Item 1 of Part I for a discussion of our hedging strategies and how our use of futures contracts impacts our product margin, and Other Items – Commodity Derivative Agreements – Impact of Commodity Derivatives on Results of Operations below for more information about our futures contracts. Product margin decreased $30.7 million primarily due to lower butane blending volumes and higher butane costs, resulting in lower butane blending margins, and lower gains recognized in the current year on futures contracts.
Earnings of non-controlled entities increased $13.0 million primarily due to increased earnings from BridgeTex Pipeline Company, LLC (“BridgeTex”) mainly attributable to incremental shipments related to new commitments that began in first quarter 2018 for recently added pipeline capacity, volume from BridgeTex’s Eaglebine origin, which began operations in mid-2017, and more spot shipments. Earnings from Saddlehorn Pipeline Company, LLC (“Saddlehorn”) were higher as well from a step-up in committed shipments beginning September 2017.
Depreciation and amortization expense increased $4.6 million primarily due to commencement of depreciation of expansion capital projects recently placed into service.
G&A expense increased $6.2 million primarily due to higher personnel costs resulting from an increase in employee headcount as a result of the growth of our business and an increase from the one-time pension correction.
Interest expense, net of interest income and interest capitalized, increased $4.7 million in first quarter 2018 primarily due to higher outstanding debt in the current period. Our average outstanding debt increased from $4.2 billion in first quarter 2017 to $4.6 billion in first quarter 2018 primarily due to borrowings for expansion capital expenditures. Our weighted-average interest rate of 4.8% in first quarter 2018 was comparable to first quarter 2017.

Other expense was $7.6 million unfavorable primarily due the adjustment for the one-time pension correction.

Distributable Cash Flow

We calculate the non-GAAP measures of distributable cash flow (“DCF”) and adjusted EBITDA in the table below. Management uses DCF as a basis for recommending to our general partner’s board of directors the amount of cash distributions to be paid to our limited partners each period. Management also uses DCF as a basis for determining the payouts for the performance-based awards issued under our equity-based compensation plan. Adjusted EBITDA is an important measure that we and the investment community use to assess the financial results of an entity. We believe that investors benefit from having access to the same financial measures utilized by management for these evaluations. A reconciliation of DCF and adjusted EBITDA for the three months ended March 31, 2017 and 2018 to net income, which is its nearest comparable GAAP financial measure, follows (in millions):

	Three Months Ended March 31,		Increase (Decrease)
	2017	2018
Net income	$222.7	$210.9	$(11.8)
Interest expense, net	46.7	51.4	4.7
Depreciation and amortization	47.3	51.9	4.6
Equity-based incentive compensation(1)	(9.7)	(2.7)	7.0
Loss on sale and retirement of assets	3.5	2.0	(1.5)
Commodity-related adjustments:
Derivative (gains) losses recognized in the period associated with future product transactions(2)	(6.7)	11.5	18.2
Derivative losses recognized in previous periods associated with product sales completed in the period(2)	(20.0)	(20.4)	(0.4)
Inventory valuation adjustments(3)	2.9	(1.1)	(4.0)
Total commodity-related adjustments	(23.8)	(10.0)	13.8
Cash distributions received from non-controlled entities in excess of earnings	0.2	17.2	17.0
Other(4)	1.4	3.7	2.3
Adjusted EBITDA	288.3	324.4	36.1
Interest expense, net, excluding debt issuance cost amortization	(45.9)	(50.6)	(4.7)
Maintenance capital(5)	(14.8)	(14.9)	(0.1)
DCF	$227.6	$258.9	$31.3

(1)
Because we intend to satisfy vesting of unit awards under our equity-based incentive compensation plan with the issuance of limited partner units, expenses related to this plan generally are deemed non-cash and added back for DCF purposes. The equity-based compensation adjustment for the three months ended March 31, 2017 and 2018 was $4.2 million and $6.6 million, respectively. However, the figures above include adjustments of $13.9 million and $9.3 million, respectively, for cash payments associated with our equity-based incentive compensation plan, which primarily include tax withholdings.

(2)
Certain derivatives we use as economic hedges have not been designated as hedges for accounting purposes and the mark-to-market changes of these derivatives are recognized currently in net income. We exclude the net impact of these hedges from our determination of DCF until the related products are physically sold. In the period in which these hedged products are physically sold, the net impact of the associated hedges is included in our determination of DCF.

(3)
We adjust DCF for lower of average cost or net realizable value adjustments related to inventory and firm purchase commitments as well as market valuation of short positions recognized each period as these are non-cash items. In subsequent periods when we physically sell or purchase the related products, we adjust DCF for the valuation adjustments previously recognized.

(4)
Other adjustments in 2018 include a $3.6 million one-time adjustment recorded to partners’ capital as required by our adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers. The amount represents cash that we had previously received for deficiency payments, but did not yet recognize in net income under the previous revenue recognition standard. Other adjustments in 2017 are comprised of payments received from HollyFrontier Corporation in conjunction with the February 2016 Osage Pipe Line Company, LLC ("Osage") exchange transaction. These payments replaced distributions we would have received had the Osage transaction not occurred and are, therefore, included in our calculation of DCF.

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
Net cash provided by operating activities was $266.9 million and $277.9 million for the three months ended March 31, 2017 and 2018, respectively. The $11.0 million increase in 2018 was due to adjustments for non-cash items, partially offset by lower net income as previously described and changes in our working capital.
Investing Activities. Investing cash flows consist primarily of capital expenditures and investments in non-controlled entities.
Net cash used by investing activities for the three months ended March 31, 2017 and 2018 was $182.7 million and $160.2 million, respectively. During 2018, we incurred $105.4 million for capital expenditures, which included $14.9 million for maintenance capital and $90.5 million for expansion capital. Also during the 2018 period, we contributed capital of $61.0 million in conjunction with our joint venture capital projects, which we account for as investments in non-controlled entities. During 2017, we incurred $142.6 million for capital expenditures, which included $14.8 million for maintenance capital and $127.8 million for expansion capital. Also during the 2017 period, we contributed capital of $44.5 million in conjunction with our joint venture capital projects.
Financing Activities. Financing cash flows consist primarily of distributions to our unitholders and borrowings and repayments under our commercial paper program.
Net cash used by financing activities for the three months ended March 31, 2017 and 2018 was $91.9 million and $219.5 million, respectively. During 2018, we paid cash distributions of $209.9 million to our unitholders. Also, in January 2018, our equity-based incentive compensation awards that vested December 31, 2017 were settled by issuing 168,913 limited partner units and distributing those units to the long-term incentive plan (“LTIP”) participants, resulting in payments primarily associated with tax withholdings of $9.3 million. During 2017, we paid cash distributions of $195.0 million to our unitholders. Additionally, net commercial paper borrowings during the 2017 period were $117.0 million. Also, in January 2017, the cumulative amounts of our equity-based incentive compensation awards that vested December 31, 2016 were settled by issuing 216,679 limited partner units and distributing those units to the LTIP participants, resulting in payments primarily associated with tax withholdings of $13.9 million.
The quarterly distribution amount related to our first quarter 2018 financial results (to be paid in second quarter 2018) is $0.9375 per unit.  If we are able to meet management’s targeted distribution growth of 8% during 2018 and the number of outstanding limited partner units remains at 228.2 million, total cash distributions of approximately $885 million will be paid to our unitholders related to 2018 earnings. Management believes we will have sufficient DCF to fund these distributions.

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

For the three months ended March 31, 2018, our maintenance capital spending was $14.9 million. For 2018, we expect to spend approximately $90 million on maintenance capital.

During the first three months of 2018, we spent $90.5 million for organic growth capital and contributed $61.0 million for capital projects in conjunction with our joint ventures. Based on the progress of expansion projects already underway, we expect to spend approximately $950 million for expansion capital during 2018, with an additional $425 million in 2019 to complete our current projects.

Liquidity

Cash generated from operations is our primary source of liquidity for funding debt service, maintenance capital expenditures and quarterly distributions to our unitholders. Additional liquidity for other purposes, such as expansion capital expenditures and debt repayments, is available through borrowings under our commercial paper program and revolving credit facility, as well as from other borrowings or issuances of debt or limited partner units (see Note 7 – Debt and Note 11 – Partners’ Capital and Distributions of the consolidated financial statements included in Item 1 of Part I of this report for detail of our borrowings and changes in partners’ capital). If capital markets do not permit us to issue additional debt and equity securities, our business may be adversely affected, and we may not be able to acquire additional assets and businesses, fund organic growth projects or continue paying cash distributions at the current level.

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

Other Items

FERC Policy Change. In March 2018, the Federal Energy Regulatory Commission (“FERC”) issued a revised policy statement in which it held that it will no longer permit an income tax allowance to be included in cost-

of-service rates for interstate pipelines structured as master limited partnerships.  The FERC also indicated that it will incorporate the effects of the revised policy statement in its review of the oil pipeline index level to be effective July 1, 2021.  We do not have cost-of-service rates that would be immediately impacted by this policy change.  The majority of our tariffs are at market-based or negotiated rates; however, approximately 40% of the shipments on our refined products pipeline system are regulated by the FERC through an indexing methodology. Further, some of our negotiated crude oil tariffs utilize the FERC indexing methodology as a basis for future tariff rate escalations subject to certain negotiated modifications. Depending on how the FERC incorporates its most recent tax policy statement into its next index review, to become effective in 2021, our ability to increase our index-based rates could be negatively impacted.   However, we believe the ultimate resolution of this matter will not have a material impact on our results of operation, financial position or cash flows.

Longhorn Pipeline Contracts Renewal.  Our current contracts for the Longhorn pipeline expire on September 30, 2018. Almost all existing customers have now extended their contracts under current terms for an additional two years, as allowed by the expiring agreements. However, we remain in active discussions with shippers to extend the contract length. Although we remain confident demand for space on the Longhorn pipeline is strong, the pricing environment for long-term commitments on crude oil pipelines originating from the Permian Basin is competitive and rates could weaken. As a result, it is likely the average tariff rates for the Longhorn pipeline will be lower beginning in the fourth quarter of 2018.

Commodity Derivative Agreements. Certain of the business activities in which we engage result in our owning various commodities, which exposes us to commodity price risk. We use forward physical commodity contracts and exchange-traded futures contracts to help manage this commodity price risk. We use forward physical contracts to purchase butane and sell refined products. We account for these forward physical contracts as normal purchase and sale contracts, using traditional accrual accounting.  We use futures contracts to hedge against changes in prices of petroleum products that we expect to sell or purchase in future periods. We use and account for those futures contracts that qualify for hedge accounting treatment as either cash flow or fair value hedges, and we use and account for those futures contracts that do not qualify for hedge accounting treatment as economic hedges.

As of March 31, 2018, our open derivative contracts and the impact of the derivatives we settled during the period were comprised of futures contracts used to hedge sales and purchases of refined products, crude oil and butane related to our tender deductions, product overages, butane blending and fractionation activities. These contracts were accounted for as economic hedges, with the change in fair value of contracts that hedge future sales recorded to product sales, and the change in fair value of contracts that hedge future purchases recorded to cost of product sales.

For further information regarding the quantities of refined products and crude oil hedged at March 31, 2018 and the fair value of open hedge contracts at that date, please see Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The following tables provide a summary of the impacts of the mark-to-market gains and losses associated with these futures contracts on our results of operations for the respective periods presented (in millions):

	Three Months Ended March 31, 2017
	Product Sales Revenue	Cost of Product Sales	Other Income	Net Impact on Net Income
Gains (losses) recorded on open futures contracts during the period	$5.0	$(0.2)	$1.4	$6.2
Gains recognized on settled futures contracts during the period	23.7	1.4	—	25.1
Net impact of futures contracts	$28.7	$1.2	$1.4	$31.3

	Three Months Ended March 31, 2018
	Product Sales Revenue	Cost of Product Sales	Other Income	Net Impact on Net Income
Losses recorded on open futures contracts during the period	$(6.4)	$(1.5)	$—	$(7.9)
Losses recognized on settled futures contracts during the period	(1.0)	(2.4)	—	(3.4)
Net impact of futures contracts	$(7.4)	$(3.9)	$—	$(11.3)

Related Party Transactions. See Note 13 – Related Party Transactions in Item 1 of Part I of this report for detail of our related party transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Forward physical contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of March 31, 2018, we had commitments under forward purchase and sale contracts as follows (in millions):

	Total	< 1 Year	1 - 4 Years
Forward purchase contracts – notional value	$98.8	$60.4	$38.4
Forward purchase contracts – barrels	2.3	1.3	1.0
Forward sales contracts – notional value	$38.4	$38.1	$0.3
Forward sales contracts – barrels	0.5	0.5	—

We also use exchange-traded futures contracts to hedge against changes in the price of petroleum products we expect to sell or purchase. Virtually all of our open contracts did not qualify for hedge accounting treatment under ASC 815, Derivatives and Hedging, and we accounted for these contracts as economic hedges, with changes in fair value recognized currently in earnings. The fair value of these open futures contracts, representing 4.1 million barrels of petroleum products we expect to sell and 1 million barrels of butane we expect to purchase, was a net liability of $16.3 million. With respect to these contracts, a $10.00 per barrel increase (decrease) in the prices of petroleum products we expect to sell would result in a $41.0 million decrease (increase) in our operating profit, while a $10.00 per barrel increase (decrease) in the price of butane we expect to purchase would result in $10.0 million increase (decrease) in our operating profit. These increases or decreases in operating profit would be substantially offset by higher or lower product sales revenue or cost of product sales when the physical sale or purchase of those products occurs. These contracts may be for the purchase or sale of products in markets different from those in which we are attempting to hedge our exposure, and the resulting hedges may not eliminate all price risks.

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk.

We entered into $100.0 million of forward-starting interest rate swap agreements to hedge against the risk of variability of future interest payments on a portion of debt we anticipate issuing in 2018. The fair value of these contracts at March 31, 2018 was a net asset of $17.6 million. We account for these agreements as cash flow hedges. A 0.125% decrease in interest rates would result in a decrease in the fair value of this asset of approximately $1.9 million. A 0.125% increase in interest rates would result in an increase in the fair value of approximately $1.9 million.

ITEM 4.	CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) of the Securities Exchange Act) as of the end of the period covered by the date of this report. We performed this evaluation under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and practices are effective in providing reasonable assurance that all required disclosures are included in the current report. Additionally, these disclosure controls and practices are effective in ensuring that information required to be disclosed is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Clean Air Act Enforcement Proceeding.  In June 2017, we received an enforcement letter from the U.S. Department of Justice (“DOJ”) regarding a referral from the U.S. Environmental Protection Agency (“EPA”) relating to alleged Clean Air Act violations at our terminals in Mason City, Iowa, Great Bend and Kansas City, Kansas and Omaha, Nebraska.  In 2018, the DOJ and EPA notified us of their intent to impose penalties as a result of these alleged violations which could exceed $100,000.  We have been in active settlement discussions with the DOJ and EPA to settle these alleged violations on terms that are mutually agreeable.  While the results cannot be predicted with certainty, we believe the ultimate resolution of this matter will not have a material impact on our results of operations, financial position or cash flows.

Anhydrous Ammonia Event. On October 17, 2016, we experienced a release of anhydrous ammonia on our ammonia pipeline system near Tekamah, Nebraska.  The release resulted in a fatality and other possible injuries.  The claims arising from the fatality have been settled. The National Transportation Safety Board is investigating the event.  We are currently unable to estimate the full impact of this event.  However, we believe the impact on our financial position and results of operations is not likely to be material as defined by the SEC.

U.S. Oil Recovery, EPA ID No.: TXN000607093 Superfund Site. We have liability at the U.S. Oil Recovery Superfund Site in Pasadena, Texas as a potential responsible party (“PRP”) under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). As a result of the EPA’s Administrative Settlement Agreement and Order on Consent for Removal Action, filed August 25, 2011, EPA Region 6, CERCLA Docket No. 06-10-11, we voluntarily entered into the PRP group responsible for the site investigation, stabilization and subsequent site cleanup. We have paid approximately $42,000 associated with the assessment phase. Until this assessment phase has been completed, we cannot reasonably estimate our proportionate share of the remediation costs associated with this site.  While the results cannot be reasonably estimated, we believe the ultimate resolution of this matter will not have a material impact on our results of operations, financial position or cash flows.

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

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition or operating results.

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

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on May 3, 2018.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	Magellan GP, LLC,
its general partner

/s/ Aaron L. Milford
Aaron L. Milford
Chief Financial Officer
(Principal Accounting and Financial Officer)