Form 10-Q
period 2018-06-30
MAGELLAN MIDSTREAM PARTNERS LP
filed 2018-08-02
CIK 1126975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
As of August 1, 2018, there were 228,195,160 outstanding limited partner units of Magellan Midstream Partners, L.P. that trade on the New York Stock Exchange under the ticker symbol “MMP.”

TABLE OF CONTENTS
PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Transportation and terminals revenue	$433,239	$472,248	$825,910	$904,185
Product sales revenue	182,004	166,797	427,624	408,389
Affiliate management fee revenue	4,197	5,046	7,980	10,296
Total revenue	619,440	644,091	1,261,514	1,322,870
Costs and expenses:
Operating	145,294	159,845	276,886	303,141
Cost of product sales	145,975	153,679	318,851	353,271
Depreciation and amortization	48,896	53,619	96,194	105,498
General and administrative	43,393	53,290	83,674	99,846
Total costs and expenses	383,558	420,433	775,605	861,756
Earnings of non-controlled entities	25,576	42,510	47,022	77,048
Operating profit	261,458	266,168	532,931	538,162
Interest expense	51,546	56,750	102,758	113,402
Interest capitalized	(3,183)	(5,608)	(7,380)	(10,255)
Interest income	(256)	(380)	(548)	(959)
Other (income) expense	2,043	(119)	3,213	8,605
Income before provision for income taxes	211,308	215,525	434,888	427,369
Provision for income taxes	908	1,116	1,752	2,050
Net income	$210,400	$214,409	$433,136	$425,319
Basic net income per limited partner unit	$0.92	$0.94	$1.90	$1.86
Diluted net income per limited partner unit	$0.92	$0.94	$1.90	$1.86
Weighted average number of limited partner units outstanding used for basic net income per unit calculation	228,192	228,387	228,151	228,354
Weighted average number of limited partner units outstanding used for diluted net income per unit calculation	228,245	228,425	228,202	228,393

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Net income	$210,400	$214,409	$433,136	$425,319
Other comprehensive income:
Derivative activity:
Net gain (loss) on cash flow hedges	(2,802)	1,697	(1,507)	7,111
Reclassification of net loss on cash flow hedges to income	739	739	1,479	1,479
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain (loss)	—	653	—	(5,291)
Amortization of prior service credit	(46)	(46)	(91)	(91)
Amortization of actuarial loss	1,983	1,703	3,211	6,817
Settlement cost	361	—	1,726	—
Total other comprehensive income	235	4,746	4,818	10,025
Comprehensive income	$210,635	$219,155	$437,954	$435,344

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2017	June 30, 2018
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$160,840	$2,467
Trade accounts receivable	138,779	106,679
Other accounts receivable	14,561	21,922
Inventory	182,345	183,578
Energy commodity derivatives deposits	36,690	35,610
Other current assets	63,396	75,282
Total current assets	596,611	425,538
Property, plant and equipment	7,235,468	7,443,095
Less: accumulated depreciation	1,682,633	1,783,036
Net property, plant and equipment	5,552,835	5,660,059
Investments in non-controlled entities	1,082,511	1,210,259
Long-term receivables	27,676	23,875
Goodwill	53,260	53,260
Other intangibles (less accumulated amortization of $1,389 and $2,035 at December 31, 2017 and June 30, 2018, respectively)	52,764	52,118
Restricted cash	15,228	101,590
Other noncurrent assets	13,490	11,603
Total assets	$7,394,375	$7,538,302

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$104,852	$125,216
Accrued payroll and benefits	56,261	45,191
Accrued interest payable	70,657	70,595
Accrued taxes other than income	51,343	41,144
Environmental liabilities	6,235	5,424
Deferred revenue	117,795	120,134
Accrued product liabilities	96,159	64,017
Energy commodity derivatives contracts, net	25,694	27,368
Current portion of long-term debt, net	250,974	250,046
Other current liabilities	56,540	33,603
Total current liabilities	836,510	782,738
Long-term debt, net	4,273,518	4,392,027
Long-term pension and benefits	111,305	127,849
Other noncurrent liabilities	30,350	69,526
Environmental liabilities	13,039	11,870
Commitments and contingencies
Partners’ capital:
Limited partner unitholders (228,025 units and 228,195 units outstanding at December 31, 2017 and June 30, 2018, respectively)	2,267,231	2,281,845
Accumulated other comprehensive loss	(137,578)	(127,553)
Total partners’ capital	2,129,653	2,154,292
Total liabilities and partners’ capital	$7,394,375	$7,538,302

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2017	2018
Operating Activities:
Net income	$433,136	$425,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	96,194	105,498
Loss on sale and retirement of assets	5,331	4,586
Earnings of non-controlled entities	(47,022)	(77,048)
Distributions of earnings from investments in non-controlled entities	57,906	94,661
Equity-based incentive compensation expense	10,717	16,679
Settlement cost, amortization of prior service credit and actuarial loss	4,846	6,726
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	2,681	24,739
Inventory	14,927	(1,233)
Energy commodity derivatives contracts, net of derivatives deposits	10,538	2,363
Accounts payable	13,132	18,843
Accrued payroll and benefits	(5,509)	(11,070)
Accrued interest payable	(184)	(62)
Accrued taxes other than income	(6,757)	(10,199)
Accrued product liabilities	(4,797)	(32,142)
Deferred revenue	13,132	4,240
Current and noncurrent environmental liabilities	(5,189)	(1,980)
Other current and noncurrent assets and liabilities	(9,519)	(5,854)
Net cash provided by operating activities	583,563	564,066
Investing Activities:
Additions to property, plant and equipment, net(1)	(281,504)	(219,442)
Proceeds from sale and disposition of assets	4,886	241
Investments in non-controlled entities	(55,273)	(144,859)
Deposits received from undivided joint interest partner	—	41,571
Net cash used by investing activities	(331,891)	(322,489)
Financing Activities:
Distributions paid	(393,912)	(423,873)
Net commercial paper borrowings	146,885	119,896
Debt placement costs	—	(326)
Payments associated with settlement of equity-based incentive compensation	(13,875)	(9,285)
Net cash used by financing activities	(260,902)	(313,588)
Change in cash, cash equivalents and restricted cash	(9,230)	(72,011)
Cash, cash equivalents and restricted cash at beginning of period	14,701	176,068
Cash, cash equivalents and restricted cash at end of period	$5,471	$104,057

Supplemental non-cash investing and financing activities:
Issuance of limited partner units in settlement of equity-based incentive plan awards	$1,669	$120

(1) Additions to property, plant and equipment	$(289,570)	$(219,828)
Changes in accounts payable and other current liabilities related to capital expenditures	8,066	386
Additions to property, plant and equipment, net	$(281,504)	$(219,442)

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

Description of Business

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil.  As of June 30, 2018, our asset portfolio, including the assets of our joint ventures, consisted of:

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

Basis of Presentation

In the opinion of management, our accompanying consolidated financial statements which are unaudited, except for the consolidated balance sheet as of December 31, 2017, which is derived from our audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2018, the results of operations for the three and six months ended June 30, 2017 and 2018 and cash flows for the six months ended June 30, 2017 and 2018. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018 for several reasons. Profits from our butane blending activities are realized largely during the first and fourth quarters of each year. Additionally, gasoline demand, which drives transportation volumes and revenues on our refined products pipeline system, generally trends higher during the summer driving months. Further, the volatility of commodity prices impacts the profits from our commodity activities and, to a lesser extent, the volume of petroleum products we transport on our pipelines.

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

Reclassifications. Prior year amounts related to restricted cash have been reclassified to conform with the current period’s presentation.

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

Restricted Cash

Restricted cash includes cash held by us, which is contractually required to be used for the construction of fixed assets, and is unavailable for general use. It is classified as noncurrent due to its designation to be used for the acquisition or construction of noncurrent assets.

Correction of Actuarial Valuation Error

In first quarter 2018, an error was discovered in our third-party actuary’s valuation of our pension liabilities and net periodic pension expenses dating back to 2010.  The impacts of the error were not material to any of our prior period financial statements and the cumulative impact was corrected with a one-time adjustment in the first quarter of 2018.  As a result, during first quarter 2018, net periodic pension expenses were increased by $16.0 million ($5.7 million operating expense, $3.4 million general and administrative (“G&A”) costs and $6.9 million other expense below operating profit on our consolidated statements of income). In addition, long-term pension and benefits was increased $18.8 million and accumulated other comprehensive loss was increased by $2.8 million on our consolidated balance sheets.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments: A Consensus of the FASB Emerging Issues Task Force. This ASU includes a requirement to make an accounting policy election to classify distributions received from equity method investees under either (1) the cumulative earnings approach, where distributions in excess of equity earnings are considered a return of capital and classified as cash inflows from investing activities, or (2) the nature of the distribution approach, where each distribution is evaluated on the basis of the source of the payment and classified as either operating or investing cash inflows. We adopted this standard on January 1, 2018 using the retrospective transition method and made an accounting policy election to use the nature of the distribution approach, which resulted in the following adjustments to our June 30, 2017 comparative statement of cash flows (in thousands):

	Six Months Ended June 30, 2017, as Reported	ASU 2016-15 Adjustment	Six Months Ended June 30, 2017, as Adjusted
Operating activities:
Distributions of earnings from investments in non-controlled entities	$46,754	$11,152	$57,906
Net cash provided by operating activities	$572,411	$11,152	$583,563

Investing activities:
Distributions in excess of earnings of non-controlled entities	$11,152	$(11,152)	$—
Net cash used by investing activities	$(320,739)	$(11,152)	$(331,891)

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The primary changes impacting our financial statements under the new revenue standard include the requirement for us to estimate deficiencies in our customers’ use of our services contracted as minimum commitments and adjust the amount of revenue recognized in proportion to our customers’ pattern of exercised rights. This change results in accelerating the timing of revenue recognized for specific contracts for which we estimate our customers will not ship their minimum commitments. In addition, we periodically receive payments from customers seeking to expand their access to our pipeline systems and terminals. Prior to the adoption of the new revenue standard, these payments were recorded as reductions to our property, plant and equipment (“PP&E”) expenditures. Under the new revenue standard, these payments are recorded to deferred revenue and other noncurrent liabilities and are recognized as revenue in proportion to the related services provided. The impact of this change increases our revenues, contract liabilities, PP&E and depreciation expense. We expect the impact of the adoption of the new revenue standard, including these changes, to be immaterial to our net income on an ongoing basis.

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

Adoption of ASC 606, Revenue from Contracts with Customers

The table below provides the amount by which financial statement line items are affected in the current reporting period by the application of the new revenue standard, as compared with the guidance that was in effect before the change (in thousands):

	As Reported	Amounts without adoption of ASC 606	Effect of Change Higher/(Lower)
Statements of Income:
	Three Months Ended June 30, 2018
Transportation and terminals revenue	$472,248	$465,079	$7,169
Depreciation and amortization	$53,619	$53,555	$64

	Six Months Ended June 30, 2018
Transportation and terminals revenue	$904,185	$896,603	$7,582
Depreciation and amortization	$105,498	$105,378	$120

Balance Sheet:
	As of June 30, 2018
Assets:
Property, plant and equipment	$7,443,095	$7,433,091	$10,004
Accumulated depreciation	1,783,036	1,782,591	445
Net property, plant and equipment	$5,660,059	$5,650,500	$9,559
Investments in non-controlled entities	$1,210,259	$1,209,757	$502
Liabilities:
Deferred revenue	$120,134	$128,349	$(8,215)
Other noncurrent liabilities	$69,526	$64,687	$4,839
Partners’ capital:
Limited partner unitholders	$2,281,845	$2,268,408	$13,437

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

We recognize pipeline transportation revenue for crude oil and ammonia shipments when our customers’ product arrives at the customer-designated destination.  For shipments of refined products under published tariffs that combine transportation and terminalling services, we recognize revenue when our customers take delivery of their product from our system. For shipments where terminalling services are not included in the tariff, we recognize revenue when our customers’ product arrives at the customer-designated destination. We have certain contracts that

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

require counterparties to ship a minimum volume over an agreed-upon time period, which are contracted as minimum dollar or volume commitments. Revenue pursuant to these take-or-pay contracts is recognized when the customers utilize their committed volumes. Additionally, when we estimate that the customers will not utilize all or a portion of their committed volumes, we recognize revenue in proportion to the pattern of exercised rights for the respective commitment period.

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

For both our index-based rates and our market-based rates, our published tariffs serve as contracts, and shippers nominate the volume to be shipped up to a month in advance.  These tariffs include provisions which allow us to deduct from our customer’s inventory a small percentage of the products our customers transport on our pipeline systems. We refer to this non-monetary consideration as tender deduction revenue.  We receive tender deductions from our customers as consideration for product losses during the transportation of petroleum products within our pipeline systems.  Tender deduction revenue is generally recognized as transportation revenue when the customer's transported commodities reach their destination and is recorded at the fair value of the product received on the date received or the contract date, as applicable.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of Income Disclosures

The following tables provide details of our revenues disaggregated by key activities that comprise our performance obligations by operating segment (in thousands):

	Three Months Ended June 30, 2018
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation	$184,596	$84,755	$—	$—	$269,351
Terminalling	50,574	—	592	—	51,166
Storage	24,969	28,536	33,319	(915)	85,909
Ancillary services	28,459	8,199	6,037	—	42,695
Lease revenue	2,466	16,463	4,198	—	23,127
Transportation and terminals revenue	291,064	137,953	44,146	(915)	472,248
Product sales revenue	150,934	13,282	2,581	—	166,797
Affiliate management fee revenue	352	3,849	845	—	5,046
Total revenue	442,350	155,084	47,572	(915)	644,091
Revenue not under the guidance of ASC 606:
Lease revenue(1)	(2,466)	(16,463)	(4,198)	—	(23,127)
Losses from futures contracts included in product sales revenue(2)	34,840	3,570	—	—	38,410
Affiliate management fee revenue	(352)	(3,849)	(845)	—	(5,046)
Total revenue from contracts with customers under ASC 606	$474,372	$138,342	$42,529	$(915)	$654,328

(1) Lease revenue is accounted for under ASC 840, Leases.
(2) The impact on product sales revenue from futures contracts falls under the guidance of ASC 815, Derivatives and Hedging.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2018
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation	$351,498	$163,878	$—	$—	$515,376
Terminalling	89,922	—	1,304	—	91,226
Storage	50,216	58,526	67,530	(1,830)	174,442
Ancillary services	54,247	13,234	13,071	—	80,552
Lease revenue	5,575	28,573	8,441	—	42,589
Transportation and terminals revenue	551,458	264,211	90,346	(1,830)	904,185
Product sales revenue	383,708	19,721	4,960	—	408,389
Affiliate management fee revenue	649	7,865	1,782	—	10,296
Total revenue	935,815	291,797	97,088	(1,830)	1,322,870
Revenue not under the guidance of ASC 606:
Lease revenue(1)	(5,575)	(28,573)	(8,441)	—	(42,589)
Losses from futures contracts included in product sales revenue(2)	40,305	5,480	—	—	45,785
Affiliate management fee revenue	(649)	(7,865)	(1,782)	—	(10,296)
Total revenue from contracts with customers under ASC 606	$969,896	$260,839	$86,865	$(1,830)	$1,315,770

(1) Lease revenue is accounted for under ASC 840, Leases.
(2) The impact on product sales revenue from futures contracts falls under the guidance of ASC 815, Derivatives and Hedging.

Balance Sheet Disclosures

We invoice customers on our refined products pipelines for transportation services when their product enters our system. At each period end, we record all invoiced amounts associated with products that have not yet been delivered (in-transit products) as a contract liability. This liability is presented as deferred revenue on our consolidated balance sheets. Deferred revenue is also recorded for pre-payments received in conjunction with take-or-pay contracts, storage contracts and other service offerings in which the service to our customers remains unfulfilled. Additionally, at each period end, we defer the direct costs we have incurred associated with our customers’ in-transit products as contract assets. Contract assets are presented on our consolidated balance sheets as other current assets. These direct costs are estimated based on our per-barrel direct delivery cost for the current period multiplied by the total in-transit barrels in our system at the end of the period multiplied by 50% to reflect the average transportation costs incurred for all products across all of our pipeline systems. We use 50% of the in-transit barrels because that best represents the average delivery point of all barrels in our pipeline system. These contract assets and contract liabilities are determined using judgments and assumptions that management considers reasonable.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our accounts receivable, contract assets and contract liabilities resulting from contracts with customers (in thousands):

	January 1, 2018	June 30, 2018
Accounts receivable from contracts with customers	$133,084	$102,837
Contract assets	$8,615	$8,916
Contract liabilities	$106,933	$113,207

For the three and six months ended June 30, 2018, we recognized $10.8 million and $66.3 million, respectively, of transportation and terminals revenue that was recorded in deferred revenue as of January 1, 2018.

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

The following table provides the aggregate amount of the transaction price allocated to our UPOs as of June 30, 2018 by operating segment, including the range of years remaining on our contracts with customers and an estimate of revenues expected to be recognized over the next 12 months (dollars in thousands):

	Refined Products	Crude Oil	Marine Storage	Total
Balances at June 30, 2018	$1,439,706	$1,210,098	$359,935	$3,009,739
Remaining terms	1 - 20 years	1 - 10 years	1 - 6 years
Estimated revenues from UPOs to be recognized in the next 12 months	$287,311	$333,215	$152,248	$772,774

In computing the value of these future revenues, we have used the current rates in effect as of June 30, 2018 and have not included any estimates for future rate changes due to changes in the FERC index or other contractually negotiated rate escalations. Our UPO balances include the full amount of our customer commitments as of June 30, 2018 through the expiration of the related contracts. The UPO balances disclosed exclude all performance obligations for which the original expected term is one year or less, the consideration is variable or the future use of our services is fully at the discretion of our customers.

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

	Three Months Ended June 30, 2017
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$277,883	$108,455	$47,794	$(893)	$433,239
Product sales revenue	161,723	19,403	878	—	182,004
Affiliate management fee revenue	353	3,474	370	—	4,197
Total revenue	439,959	131,332	49,042	(893)	619,440
Operating expenses	100,713	31,410	15,375	(2,204)	145,294
Cost of product sales	125,220	18,607	2,148	—	145,975
Earnings of non-controlled entities	(422)	(24,494)	(660)	—	(25,576)
Operating margin	214,448	105,809	32,179	1,311	353,747
Depreciation and amortization expense	27,005	12,507	8,073	1,311	48,896
G&A expense	26,720	11,071	5,602	—	43,393
Operating profit	$160,723	$82,231	$18,504	$—	$261,458

	Three Months Ended June 30, 2018
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$291,064	$137,953	$44,146	$(915)	$472,248
Product sales revenue	150,934	13,282	2,581	—	166,797
Affiliate management fee revenue	352	3,849	845	—	5,046
Total revenue	442,350	155,084	47,572	(915)	644,091
Operating expenses	113,342	31,177	17,693	(2,367)	159,845
Cost of product sales	137,543	13,761	2,375	—	153,679
(Earnings) losses of non-controlled entities	97	(41,851)	(756)	—	(42,510)
Operating margin	191,368	151,997	28,260	1,452	373,077
Depreciation and amortization expense	30,508	12,741	8,918	1,452	53,619
G&A expense	33,187	13,455	6,648	—	53,290
Operating profit	$127,673	$125,801	$12,694	$—	$266,168

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2017
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$519,788	$213,508	$94,201	$(1,587)	$825,910
Product sales revenue	401,893	22,506	3,225	—	427,624
Affiliate management fee revenue	682	6,608	690	—	7,980
Total revenue	922,363	242,622	98,116	(1,587)	1,261,514
Operating expenses	194,246	58,828	28,030	(4,218)	276,886
Cost of product sales	292,901	21,184	4,766	—	318,851
Earnings of non-controlled entities	(533)	(45,144)	(1,345)	—	(47,022)
Operating margin	435,749	207,754	66,665	2,631	712,799
Depreciation and amortization expense	53,971	23,363	16,229	2,631	96,194
G&A expense	51,621	21,110	10,943	—	83,674
Operating profit	$330,157	$163,281	$39,493	$—	$532,931

	Six Months Ended June 30, 2018
	(in thousands)
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$551,458	$264,211	$90,346	$(1,830)	$904,185
Product sales revenue	383,708	19,721	4,960	—	408,389
Affiliate management fee revenue	649	7,865	1,782	—	10,296
Total revenue	935,815	291,797	97,088	(1,830)	1,322,870
Operating expenses	207,391	64,768	35,657	(4,675)	303,141
Cost of product sales	327,876	20,811	4,584	—	353,271
Earnings of non-controlled entities	(2,221)	(73,459)	(1,368)	—	(77,048)
Operating margin	402,769	279,677	58,215	2,845	743,506
Depreciation and amortization expense	59,415	25,503	17,735	2,845	105,498
G&A expense	62,074	25,361	12,411	—	99,846
Operating profit	$281,280	$228,813	$28,069	$—	$538,162

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Investments in Non-Controlled Entities

Our investments in non-controlled entities at June 30, 2018 were comprised of:

Entity	Ownership Interest
BridgeTex Pipeline Company, LLC (“BridgeTex”)	50%
Double Eagle Pipeline LLC (“Double Eagle”)	50%
HoustonLink Pipeline Company, LLC (“HoustonLink”)	50%
MVP Terminalling, LLC (“MVP”)	50%
Powder Springs Logistics, LLC (“Powder Springs”)	50%
Saddlehorn Pipeline Company, LLC (“Saddlehorn”)	40%
Seabrook Logistics, LLC (“Seabrook”)	50%
Texas Frontera, LLC (“Texas Frontera”)	50%

We serve as operator of BridgeTex, HoustonLink, MVP, Powder Springs, Saddlehorn, Texas Frontera and the pipeline activities of Seabrook. We receive fees for management services as well as reimbursement or payment to us for certain direct operational payroll and other overhead costs. The management fees we have received are reported as affiliate management fee revenue on our consolidated statements of income. Cost reimbursements we receive from these entities in connection with our operating services are included as reductions to costs and expenses on our consolidated statements of income and totaled $1.4 million and $1.2 million during the three months ended June 30, 2017 and 2018, respectively, and $2.4 million and $1.7 million during the six months ended June 30, 2017 and 2018, respectively.

We recorded the following revenue and expense transactions from certain of these non-controlled entities in our consolidated statements of income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Transportation and terminals revenue:
BridgeTex, pipeline capacity	$9.0	$9.7	$17.9	$19.6
Double Eagle, throughput revenue	$1.0	$1.4	$1.8	$2.9
Saddlehorn, storage revenue	$0.6	$0.6	$1.1	$1.1
Product sales revenue:
Powder Springs, butane sales	$—	$2.2	$—	$4.9
Cost of product sales
Powder Springs, butane purchases	$—	$0.4	$—	$0.4

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our consolidated balance sheets reflected the following balances related to our investments in non-controlled entities (in millions):

	December 31, 2017			June 30, 2018
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable	Trade Accounts Receivable	Other Accounts Receivable
BridgeTex	$—	$—	$—	$0.2	$0.1
Double Eagle	$0.5	$—	$—	$0.4	$—
HoustonLink	$—	$—	$0.1	$—	$—
MVP	$—	$0.4	$—	$—	$1.1
Powder Springs	$—	$0.9	$—	$—	$2.1
Saddlehorn	$—	$0.1	$—	$—	$0.1
Seabrook	$—	$0.2	$—	$—	$0.4

We have entered into an agreement to guarantee our 50% pro rata share, up to $25.0 million, of obligations under Powder Springs’ credit facility. As of June 30, 2018, our consolidated balance sheets reflected a $0.4 million other current liability and a corresponding increase in our investment in non-controlled entities on our consolidated balance sheets to reflect the fair value of this guarantee.

The financial results from MVP and Texas Frontera are included in our marine storage segment, the financial results from BridgeTex, Double Eagle, HoustonLink, Saddlehorn and Seabrook are included in our crude oil segment and the financial results from Powder Springs are included in our refined products segment, each as earnings of non-controlled entities.

A summary of our investments in non-controlled entities follows (in thousands):

Investments at December 31, 2017	$1,082,511
Additional investment	144,859
Other adjustments	502
Earnings of non-controlled entities:
Proportionate share of earnings	78,251
Amortization of excess investment and capitalized interest	(1,203)
Earnings of non-controlled entities	77,048
Less:
Distributions of earnings from investments in non-controlled entities	94,661
Investments at June 30, 2018	$1,210,259

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Inventory

Inventory at December 31, 2017 and June 30, 2018 was as follows (in thousands):

	December 31, 2017	June 30, 2018
Refined products	$73,845	$60,794
Liquefied petroleum gases	45,553	57,260
Transmix	33,319	37,346
Crude oil	23,763	21,837
Additives	5,865	6,341
Total inventory	$182,345	$183,578

6.	Employee Benefit Plans

We sponsor a defined contribution plan in which we match our employees’ qualifying contributions, resulting in additional expense to us. Expenses related to the defined contribution plan were $2.1 million and $2.3 million for the three months ended June 30, 2017 and 2018, respectively, and $5.4 million and $6.1 million for the six months ended June 30, 2017 and 2018, respectively.

Additionally, we sponsor two union pension plans that cover certain union employees, a pension plan for all non-union employees and a postretirement benefit plan for certain employees. Net periodic benefit expense for the three and six months ended June 30, 2017 and 2018 was as follows (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2018
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$5,230	$66	$6,269	$51
Interest cost	2,582	123	2,795	102
Expected return on plan assets	(2,646)	—	(3,024)	—
Amortization of prior service credit	(46)	—	(46)	—
Amortization of actuarial loss	1,783	200	1,569	134
Settlement cost	361	—	—	—
Net periodic benefit cost	$7,264	$389	$7,563	$287

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2018
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$10,248	$131	$21,969	$116
Interest cost	4,932	245	9,238	208
Expected return on plan assets	(5,133)	—	(6,002)	—
Amortization of prior service credit	(91)	—	(91)	—
Amortization of actuarial loss	2,811	400	6,523	294
Settlement cost	1,726	—	—	—
Net periodic benefit cost	$14,493	$776	$31,637	$618

The service component of our net periodic benefit costs is presented in operating expense and G&A expense, and the non-service components are presented in other expense in our consolidated statements of income.

The changes in accumulated other comprehensive loss (“AOCL”) related to employee benefit plan assets and benefit obligations for the three and six months ended June 30, 2017 and 2018 were as follows (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2018
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(56,236)	$(7,681)	$(98,261)	$(6,437)
Net actuarial gain	—	—	386	267
Amortization of prior service credit	(46)	—	(46)	—
Amortization of actuarial loss	1,783	200	1,569	134
Settlement cost	361	—	—	—
Ending balance	$(54,138)	$(7,481)	$(96,352)	$(6,036)

	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2018
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(58,584)	$(7,881)	$(97,226)	$(6,597)
Net actuarial gain (loss)	—	—	(5,558)	267
Amortization of prior service credit	(91)	—	(91)	—
Amortization of actuarial loss	2,811	400	6,523	294
Settlement cost	1,726	—	—	—
Ending balance	$(54,138)	$(7,481)	$(96,352)	$(6,036)

The net periodic benefit costs and AOCL presented in the tables above for the six month period ending June 30, 2018 include one-time corrections made in first quarter 2018 resulting from an error in our third-party actuary’s

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

valuation of our pension liabilities and net periodic pension expenses. See Note 1 – Organization, Description of Business and Basis of Presentation for more details regarding this error correction.

Contributions estimated to be paid into the plans in 2018 are $31.7 million and $0.5 million for the pension plans and other postretirement benefit plan, respectively.

7.	Debt
Long-term debt at December 31, 2017 and June 30, 2018 was as follows (in thousands):

	December 31, 2017	June 30, 2018
Commercial paper	$—	$120,000
6.40% Notes due 2018	250,000	250,000
6.55% Notes due 2019	550,000	550,000
4.25% Notes due 2021	550,000	550,000
3.20% Notes due 2025	250,000	250,000
5.00% Notes due 2026	650,000	650,000
6.40% Notes due 2037	250,000	250,000
4.20% Notes due 2042	250,000	250,000
5.15% Notes due 2043	550,000	550,000
4.20% Notes due 2045	250,000	250,000
4.25% Notes due 2046	500,000	500,000
4.20% Notes due 2047	500,000	500,000
Face value of long-term debt	4,550,000	4,670,000
Unamortized debt issuance costs(1)	(29,472)	(28,327)
Net unamortized debt premium (discount)(1)	215	(1,418)
Net unamortized amount of gains from historical fair value hedges(1)	3,749	1,818
Long-term debt, net, including current portion	4,524,492	4,642,073
Less: current portion of long-term debt, net	250,974	250,046
Long-term debt, net	$4,273,518	$4,392,027

(1)
Debt issuance costs, note discounts and premiums and realized gains and losses of historical fair value hedges are being amortized or accreted to the applicable notes over the respective lives of those notes.

All of the instruments detailed in the table above are senior indebtedness.

Other Debt

Revolving Credit Facilities. At June 30, 2018, the total borrowing capacity under our revolving credit facility maturing October 26, 2022 was $1.0 billion. Any borrowings outstanding under this facility are classified as long-term debt on our consolidated balance sheets. Borrowings under this facility are unsecured and bear interest at LIBOR plus a spread ranging from 1.000% to 1.625% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate between 0.100% and 0.275% depending on our credit ratings. The unused commitment fee was 0.125% at June 30, 2018. Borrowings under this facility may be used for general partnership purposes, including capital expenditures. As of both December 31, 2017 and June 30, 2018, there were no borrowings outstanding under this facility, with $6.3 million obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets, but decrease our borrowing capacity under this facility.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commercial Paper Program. We have a commercial paper program under which we may issue commercial paper notes in an amount up to the available capacity under our $1.0 billion revolving credit facility. The maturities of the commercial paper notes vary, but may not exceed 397 days from the date of issuance. Because the commercial paper we can issue is limited to amounts available under our revolving credit facility, amounts outstanding under the program are classified as long-term debt. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. The weighted-average interest rate for commercial paper borrowings based on the number of days outstanding was 1.3% for the year ended December 31, 2017 and 2.1% for the six months ended June 30, 2018.

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

During second quarter 2018, we entered into $100.0 million of treasury lock agreements to protect against the risk of variability of a portion of debt we anticipate issuing in 2019. We previously entered into $100.0 million of interest rate swap agreements to protect against the risk of variability of future interest payments on a portion of debt we anticipate issuing in 2018. The fair value of these interest rate derivative agreements at June 30, 2018 was a net asset of $19.3 million (recorded as $19.5 million current assets, $0.2 million non-current assets and $0.4 million non-current liabilities on our consolidated balance sheets), with the offset recorded to other comprehensive income. We account for these agreements as cash flow hedges.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Our open futures contracts at June 30, 2018 were as follows:

Type of Contract/Accounting Methodology	Product Represented by the Contract and Associated Barrels	Maturity Dates
Futures - Economic Hedges	5.4 million barrels of refined products and crude oil	Between July 2018 and April 2019
Futures - Economic Hedges	2.3 million barrels of butane and natural gasoline	Between July 2018 and April 2019

Energy Commodity Derivatives Contracts and Deposits Offsets

At December 31, 2017 and June 30, 2018, we had margin deposits of $36.7 million and $35.6 million, respectively, for our future contracts with our counterparties, which were recorded as current assets under energy commodity derivatives deposits on our consolidated balance sheets. We have the right to offset the combined fair values of our open futures contracts against our margin deposits under a master netting arrangement for each counterparty; however, we have elected to present the combined fair values of our open futures contracts separately from the related margin deposits on our consolidated balance sheets. Additionally, we have the right to offset the fair values of our futures contracts together for each counterparty, which we have elected to do, and we report the combined net balances on our consolidated balance sheets. A schedule of the derivative amounts we have offset and the deposit amounts we could offset under a master netting arrangement are provided below as of December 31, 2017 and June 30, 2018 (in thousands):

Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Assets Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets(2)	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheets	Net Asset Amount(1)
As of December 31, 2017	$(38,936)	$12,851	$(26,085)	$36,690	$10,605
As of June 30, 2018	$(37,657)	$10,289	$(27,368)	$35,610	$8,242

(1)	Amount represents the maximum loss we would incur if all of our counterparties failed to perform on their derivative contracts.

(2)
Net amount includes energy commodity derivative contracts classified as current liabilities of $25,694 and noncurrent liabilities of $391 at December 31, 2017. Net amount includes energy commodity derivative contracts classified as current liabilities of $27,368 at June 30, 2018.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impact of Derivatives on Our Financial Statements

Comprehensive Income

The changes in derivative activity included in AOCL for the three and six months ended June 30, 2017 and 2018 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Losses Included in AOCL	2017	2018	2017	2018
Beginning balance	$(32,741)	$(27,601)	$(34,776)	$(33,755)
Net gain (loss) on cash flow hedges	(2,802)	1,697	(1,507)	7,111
Reclassification of net loss on cash flow hedges to income	739	739	1,479	1,479
Ending balance	$(34,804)	$(25,165)	$(34,804)	$(25,165)

The following is a summary of the effect on our consolidated statements of income for the three and six months ended June 30, 2017 and 2018 of derivatives that were designated as cash flow hedges (in thousands):

	Interest Rate Contracts
	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Three Months Ended June 30, 2017	$(2,802)	Interest expense	$(739)

Three Months Ended June 30, 2018	$1,697	Interest expense	$(739)

Six Months Ended June 30, 2017	$(1,507)	Interest expense	$(1,479)

Six Months Ended June 30, 2018	$7,111	Interest expense	$(1,479)

As of June 30, 2018, the net loss estimated to be classified to interest expense over the next twelve months from AOCL is approximately $3.0 million. This amount relates to the amortization of losses on interest rate contracts over the life of the related debt instruments.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We used futures contracts designated as fair value hedges to hedge against changes in the fair value of crude oil that was contractually reserved as tank bottoms and included with other noncurrent assets on our consolidated balance sheets. During September 2017, as a result of contract renegotiations, we sold a portion of the tank bottoms, settled the related hedges and transferred the permanent portion of the tank bottoms from noncurrent assets to PP&E. The effective portions of the fair value gains or losses on these futures contracts were offset by fair value gains or losses on the crude oil, and there was no ineffectiveness recognized. The cash flows from settled contracts were recorded in operating activities in our consolidated statements of cash flows. The gains (losses) on these futures contracts and the underlying crude oil were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Gain (loss) recognized in other income/expense on derivatives (futures contracts)	$3,370	$(368)	$6,768	(549)
Gain (loss) recognized in other income/expense on hedged item (crude oil)	$(3,370)	$368	$(6,768)	549

The differential between the current spot price and forward price was excluded from the assessment of hedge effectiveness for these fair value hedges. For the three and six months ended June 30, 2017, we recognized a gain of $0.3 million and $1.7 million, respectively, for the amounts we excluded from the assessment of effectiveness of these fair value hedges, which we reported as other (income) expense on our consolidated statements of income.
The following table provides a summary of the effect on our consolidated statements of income for the three and six months ended June 30, 2017 and 2018 of derivatives accounted for as economic hedges (in thousands):

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended		Six Months Ended
	Location of Gain (Loss) Recognized on Derivatives	June 30,		June 30,
Derivative Instrument		2017	2018	2017	2018
Futures contracts	Product sales revenue	$14,214	$(38,411)	$42,894	$(45,786)
Futures contracts	Cost of product sales	(1,184)	8,337	53	4,393
	Total	$13,030	$(30,074)	$42,947	$(41,393)
The impact of the derivatives in the above table was reflected as cash from operations on our consolidated statements of cash flows.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheets
The following tables provide a summary of the fair value of derivatives, which are presented on a net basis in our consolidated balance sheets, that were designated as hedging instruments as of December 31, 2017 and June 30, 2018 (in thousands):

	December 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Energy commodity derivatives contracts, net	$—	Energy commodity derivatives contracts, net	$173
Interest rate contracts	Other current assets	12,177	Other current liabilities	—
	Total	$12,177	Total	$173

	June 30, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Energy commodity derivatives contracts, net	$—	Energy commodity derivatives contracts, net	$722
Interest rate contracts	Other current assets	19,508	Other current liabilities	—
Interest rate contracts	Other noncurrent assets	157	Other noncurrent liabilities	377
	Total	$19,665	Total	$1,099

The following tables provide a summary of the fair value of derivatives, which are presented on a net basis in our consolidated balance sheets, that were not designated as hedging instruments as of December 31, 2017 and June 30, 2018 (in thousands):

	December 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Energy commodity derivatives contracts, net	$12,605	Energy commodity derivatives contracts, net	$38,126
Futures contracts	Other noncurrent assets	246	Other noncurrent liabilities	637
	Total	$12,851	Total	$38,763

	June 30, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Energy commodity derivatives contracts, net	$10,289	Energy commodity derivatives contracts, net	$36,935

9.	Commitments and Contingencies

Butane Blending Patent Infringement Proceeding

On October 4, 2017, Sunoco Partners Marketing & Terminals L.P. (“Sunoco”) brought an action for patent infringement in the U.S. District Court for the District of Delaware alleging Magellan Midstream Partners, L.P.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(“Magellan”) and Powder Springs Logistics, LLC (“Powder Springs”) have infringed patents relating to butane blending at the Powder Springs facility located in Powder Springs, Georgia. On July 31, 2018, Sunoco submitted a pleading alleging that Magellan has infringed various patents relating to butane blending at our Greensboro, North Carolina, Chattanooga, Tennessee and East Houston, Texas terminals and stated that it intends to assert similar accusations against all other similar blending systems. Sunoco is seeking an undetermined amount of damages, attorneys’ fees and a permanent injunction enjoining Magellan and Powder Springs from infringing on the subject patents. We deny and are vigorously defending against all claims asserted by Sunoco. Although it is not possible to predict the ultimate outcome, we believe, based on our current understanding of the applicable facts and law, that the ultimate resolution of this matter will not have a material adverse impact on our results of operations, financial position or cash flows.

Environmental Liabilities

Liabilities recognized for estimated environmental costs were $19.3 million and $17.3 million at December 31, 2017 and June 30, 2018, respectively. We have classified environmental liabilities as current or noncurrent based on management’s estimates regarding the timing of actual payments. Environmental expenses recognized as a result of changes in our environmental liabilities are generally included in operating expenses on our consolidated statements of income. Environmental expenses were $0.2 million and $2.8 million for the three months ended June 30, 2017 and 2018, respectively, and $4.5 million and $5.3 million for the six months ended June 30, 2017 and 2018, respectively.

Environmental Receivables

Receivables from insurance carriers and other third parties related to environmental matters were $7.2 million at December 31, 2017, of which $0.5 million and $6.7 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets. Receivables from insurance carriers and other third parties related to environmental matters were $4.7 million at June 30, 2018, of which $0.6 million and $4.1 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets.

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
The compensation committee of our general partner’s board of directors administers our long-term incentive plan (“LTIP”) covering certain of our employees and the independent directors of our general partner. The LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate payout of 11.9 million of our limited partner units. The estimated units remaining available under the LTIP at June 30, 2018 total 2.1 million.

Our equity-based incentive compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Performance-based awards	$5,910	$9,165	$9,391	$15,089
Time-based awards	660	882	1,326	1,590
Total	$6,570	$10,047	$10,717	$16,679

Allocation of LTIP expense on our consolidated statements of income:
G&A expense	$6,514	$9,968	$10,632	$16,545
Operating expense	56	79	85	134
Total	$6,570	$10,047	$10,717	$16,679

On February 1, 2018, 294,054 unit awards were granted pursuant to our LTIP. These awards included both performance-based and time-based awards and have a three-year vesting period that will end on December 31, 2020.

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

The following table details the changes in the number of our limited partner units outstanding from January 1, 2018 through June 30, 2018:

Limited partner units outstanding on January 1, 2018	228,024,556
January 2018–Settlement of employee LTIP awards	168,913
During 2018–Other(a)	1,691
Limited partner units outstanding on June 30, 2018	228,195,160

(a) Limited partner units issued to settle the equity-based retainer paid to an independent director of our general partner.

Distributions

Distributions we paid during 2017 and 2018 were as follows (in thousands, except per unit amounts):

Payment Date	Per Unit Cash Distribution Amount	Total Cash Distribution to Limited Partners
02/14/2017	$0.8550	$194,961
05/15/2017	0.8725	198,951
Through 06/30/2017	1.7275	393,912
08/14/2017	0.8900	202,942
11/14/2017	0.9050	206,362
Total	$3.5225	$803,216

02/14/2018	$0.9200	$209,940
05/15/2018	0.9375	213,933
Through 06/30/2018	1.8575	423,873
08/14/2018(a)	0.9575	218,497
Total	$2.8150	$642,370

(a) Our general partner’s board of directors declared this cash distribution in July 2018 to be paid on August 14, 2018 to unitholders of record at the close of business on August 7, 2018.

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

•
Interest rate contracts. These include interest rate hedge agreements to protect against the risk of variability of interest payments on future debt. These contracts are carried at fair value on our consolidated balance sheets and are valued based on an assumed exchange, at the end of each period, in an orderly transaction with a market participant in the market in which the financial instrument is traded. The exchange value was calculated using present value techniques on estimated future cash flows based on forward interest rate curves. See Note 8 – Derivative Financial Instruments for further disclosures regarding these contracts.

•
Long-term receivables. These primarily include payments receivable under a direct-financing leasing arrangement and cost reimbursement payments receivable. These receivables were recorded at fair value on our consolidated balance sheets, using then-current market rates to estimate the present value of future cash flows.

•
Debt. The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2017 and June 30, 2018; however, where recent observable market trades were not available, prices were determined using adjustments to the last traded value for that debt issuance or by adjustments to the prices of similar debt instruments of peer entities that are actively traded. The carrying amount of borrowings, if any, under our revolving credit facility and our commercial paper program approximates fair value due to the frequent repricing of these obligations.

Fair Value Measurements - Financial Assets and Liabilities

The following tables summarize the carrying amounts, fair values and fair value measurements recorded or disclosed as of December 31, 2017 and June 30, 2018 based on the three levels established by ASC 820, Fair Value Measurements and Disclosures (in thousands):

	December 31, 2017
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts	$(26,085)	$(26,085)	$(26,085)	$—	$—
Interest rate contracts	$12,177	$12,177	$—	$12,177	$—
Long-term receivables	$27,676	$27,676	$—	$—	$27,676
Debt	$(4,524,492)	$(4,826,480)	$—	$(4,826,480)	$—

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2018
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts	$(27,368)	$(27,368)	$(27,368)	$—	$—
Interest rate contracts	$19,288	$19,288	$—	$19,288	$—
Long-term receivables	$23,875	$23,875	$—	$—	$23,875
Debt	$(4,642,073)	$(4,706,966)	$—	$(4,706,966)	$—

13.	Related Party Transactions

Stacy P. Methvin is an independent member of our general partner’s board of directors and is also a director of one of our customers.  We received tariff and other ancillary revenue from this customer of $4.3 million and $4.6 million for the three months ended June 30, 2017 and 2018, respectively, and $8.4 million for each of the six months ended June 30, 2017 and 2018, respectively. We recorded receivables of $1.6 million and $2.0 million from this customer at December 31, 2017 and June 30, 2018, respectively.  The tariff revenue we recognized from this customer was in the normal course of business, with rates determined in accordance with published tariffs.

See Note 4 – Investments in Non-Controlled Entities for a discussion of transactions with our joint ventures.

14.	Subsequent Events

Recognizable events

No recognizable events occurred subsequent to June 30, 2018.

Non-recognizable events

Cash Distribution. In July 2018, our general partner’s board of directors declared a quarterly distribution of $0.9575 per unit for the period of April 1, 2018 through June 30, 2018. This quarterly cash distribution will be paid on August 14, 2018 to unitholders of record on August 7, 2018. The total cash distributions expected to be paid under this declaration are approximately $218.5 million.

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

Growth Projects

In response to shipper demand, we are expanding the western leg of our refined petroleum products pipeline system in Texas to approximately 175,000 barrels per day (bpd) from our current capacity of 100,000 bpd.  The expansion is supported by long-term customer commitments and will be accomplished by a combination of increased pipeline diameter along our existing route and construction of 140 miles of new pipe.  We expect this project to cost a total of approximately $500 million, with the expanded capacity available mid-2020, subject to receipt of all necessary permits and approvals.

Recent Developments

Cash Distribution. In July 2018, the board of directors of our general partner declared a quarterly cash distribution of $0.9575 per unit for the period of April 1, 2018 through June 30, 2018. This quarterly cash distribution will be paid on August 14, 2018 to unitholders of record on August 7, 2018. Total distributions expected to be paid under this declaration are approximately $218.5 million.

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

In first quarter 2018, an error was discovered in our third-party actuary’s valuation of our pension liabilities and net periodic pension expenses dating back to 2010. The impacts of the error were not material to any of our prior period financial statements and were corrected in first quarter 2018. As a result, our financial results for the six months ended June 30, 2018 include a one-time $16.0 million pension correction, which included a $5.7 million increase to operating expenses, $3.4 million increase to G&A costs and $6.9 million increase to other expense below operating profit. See Note 1 – Organization, Description of Business and Basis of Presentation in Item 1 of Part I of this report for further information.

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2018

	Three Months Ended June 30,		Variance Favorable (Unfavorable)
	2017	2018	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$277.9	$291.1	$13.2	5
Crude oil	108.4	137.9	29.5	27
Marine storage	47.8	44.1	(3.7)	(8)
Intersegment eliminations	(0.9)	(0.8)	0.1	11
Total transportation and terminals revenue	433.2	472.3	39.1	9
Affiliate management fee revenue	4.2	5.0	0.8	19
Operating expenses:
Refined products	100.7	113.3	(12.6)	(13)
Crude oil	31.4	31.2	0.2	1
Marine storage	15.3	17.7	(2.4)	(16)
Intersegment eliminations	(2.1)	(2.3)	0.2	10
Total operating expenses	145.3	159.9	(14.6)	(10)
Product margin:
Product sales revenue	182.0	166.8	(15.2)	(8)
Cost of product sales	145.9	153.6	(7.7)	(5)
Product margin	36.1	13.2	(22.9)	(63)
Earnings of non-controlled entities	25.5	42.5	17.0	67
Operating margin	353.7	373.1	19.4	5
Depreciation and amortization expense	48.9	53.6	(4.7)	(10)
G&A expense	43.4	53.3	(9.9)	(23)
Operating profit	261.4	266.2	4.8	2
Interest expense (net of interest income and interest capitalized)	48.1	50.8	(2.7)	(6)
Other (income) expense	2.0	(0.2)	2.2	n/a
Income before provision for income taxes	211.3	215.6	4.3	2
Provision for income taxes	0.9	1.2	(0.3)	(33)
Net income	$210.4	$214.4	$4.0	2
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.481	$1.503
Volume shipped (million barrels):
Gasoline	76.7	78.0
Distillates	40.7	44.1
Aviation fuel	7.6	6.9
Liquefied petroleum gases	4.6	4.9
Total volume shipped	129.6	133.9
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$1.380	$1.492
Volume shipped (million barrels)	47.3	49.9
Crude oil terminal average utilization (million barrels per month)	15.2	16.6
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(1)	21.8	35.2
Saddlehorn - volume shipped (million barrels)(2)	3.7	6.0
Marine storage:
Marine terminal average utilization (million barrels per month)	23.9	22.6

(1) These volumes reflect the total shipments for the BridgeTex pipeline, which is owned 50% by us.
(2) These volumes reflect the total shipments for the Saddlehorn pipeline, which is owned 40% by us.

Transportation and terminals revenue increased $39.1 million resulting from:

•
an increase in refined products revenue of $13.2 million. Higher shipments in the current period resulted from stronger demand for refined products in large part due to increased distillate demand in crude oil production regions. We also benefited from higher storage and other ancillary service fees along our pipeline system due to increased customer activity;

•
an increase in crude oil revenue of $29.5 million primarily due to contributions from our condensate splitter at Corpus Christi that began commercial operations in June 2017. We also benefited from more spot shipments on the Longhorn pipeline due to the favorable pricing differential between the Permian Basin and Houston which resulted in more volume at a higher average rate; and

•	a decrease in marine storage revenue of $3.7 million primarily due to lower utilization as a result of the timing of maintenance work and the ongoing impact of tanks damaged by Hurricane Harvey.
Operating expenses increased by $14.6 million primarily resulting from:

•	an increase in refined products expenses of $12.6 million primarily due to higher personnel costs, as well as higher asset integrity spending, property taxes and environmental accruals; and

•
an increase in marine storage expenses of $2.4 million primarily due to less favorable product overages (which reduce operating expenses), higher personnel costs and demolition costs incurred in connection with the expansion of our Galena Park, Texas dock facilities.

Product sales revenue resulted primarily from our butane blending activities, transmix fractionation and the sale of tender deductions and product gains from our operations. We utilize futures contracts to hedge against changes in the price of petroleum products we expect to sell in future periods, as well as to hedge against changes in the price of butane we expect to purchase. See Note 8 – Derivative Financial Instruments in Item 1 of Part I for a discussion of our hedging strategies and how our use of futures contracts impacts our product margin, and Other Items – Commodity Derivative Agreements – Impact of Commodity Derivatives on Results of Operations below for more information about our futures contracts. Product margin decreased $22.9 million primarily due to lower butane blending volumes and higher butane costs in the current period, resulting in lower butane blending margins, as well as unrealized losses on futures contracts recognized in the current period compared to unrealized gains in second quarter 2017.
Earnings of non-controlled entities increased $17.0 million primarily due to increased earnings from BridgeTex Pipeline Company, LLC (“BridgeTex”) mainly attributable to incremental shipments related to new commitments that began in first quarter 2018 for recently added pipeline capacity and more spot shipments due to the favorable pricing differential between the Permian Basin and Houston. Earnings from Saddlehorn Pipeline Company, LLC (“Saddlehorn”) were higher as well primarily as a result of a contractual step-up in committed shipments beginning September 2017.
Depreciation and amortization expense increased $4.7 million primarily due to commencement of depreciation of expansion capital projects recently placed into service.
G&A expense increased $9.9 million primarily due to higher personnel costs resulting from an increase in employee headcount as a result of the growth of our business and higher incentive compensation expense due to company performance in 2018.
Interest expense, net of interest income and interest capitalized, increased $2.7 million in second quarter 2018 primarily due to higher outstanding debt in the current period. Our average outstanding debt increased from $4.3 billion in second quarter 2017 to $4.7 billion in second quarter 2018 primarily due to borrowings for expansion capital expenditures. Our weighted-average interest rate in second quarter 2018 was 4.8%, compared to 4.7% in second quarter 2017.
Other (income) expense was $2.2 million favorable primarily due to a payment received in second quarter 2018 related to a 2016 asset transfer.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2018

	Six Months Ended June 30,		Variance Favorable (Unfavorable)
	2017	2018	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$519.8	$551.5	$31.7	6
Crude oil	213.5	264.2	50.7	24
Marine storage	94.2	90.3	(3.9)	(4)
Intersegment eliminations	(1.6)	(1.8)	(0.2)	(13)
Total transportation and terminals revenue	825.9	904.2	78.3	9
Affiliate management fee revenue	8.0	10.3	2.3	29
Operating expenses:
Refined products	194.2	207.4	(13.2)	(7)
Crude oil	58.8	64.8	(6.0)	(10)
Marine storage	28.0	35.7	(7.7)	(28)
Intersegment eliminations	(4.1)	(4.7)	0.6	15
Total operating expenses	276.9	303.2	(26.3)	(9)
Product margin:
Product sales revenue	427.6	408.4	(19.2)	(4)
Cost of product sales	318.8	353.2	(34.4)	(11)
Product margin	108.8	55.2	(53.6)	(49)
Earnings of non-controlled entities	47.0	77.0	30.0	64
Operating margin	712.8	743.5	30.7	4
Depreciation and amortization expense	96.2	105.5	(9.3)	(10)
G&A expense	83.7	99.8	(16.1)	(19)
Operating profit	532.9	538.2	5.3	1
Interest expense (net of interest income and interest capitalized)	94.8	102.2	(7.4)	(8)
Other expense	3.2	8.6	(5.4)	(169)
Income before provision for income taxes	434.9	427.4	(7.5)	(2)
Provision for income taxes	1.8	2.1	(0.3)	(17)
Net income	$433.1	$425.3	$(7.8)	(2)
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.472	$1.485
Volume shipped (million barrels):
Gasoline	142.9	145.6
Distillates	78.6	87.1
Aviation fuel	13.5	13.2
Liquefied petroleum gases	5.7	6.0
Total volume shipped	240.7	251.9
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$1.456	$1.360
Volume shipped (million barrels)	88.6	105.6
Crude oil terminal average utilization (million barrels per month)	15.9	16.1
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(1)	40.7	63.5
Saddlehorn - volume shipped (million barrels)(2)	7.7	11.8
Marine storage:
Marine terminal average utilization (million barrels per month)	24.0	22.6

(1) These volumes reflect the total shipments for the BridgeTex pipeline, which is owned 50% by us.
(2) These volumes reflect the total shipments for the Saddlehorn pipeline, which is owned 40% by us.

Transportation and terminals revenue increased $78.3 million resulting from:

•
an increase in refined products revenue of $31.7 million. Shipments increased in the current period primarily due to stronger demand for refined products in large part due to higher distillate demand in crude oil production regions. We also benefited from higher storage and other ancillary service fees along our pipeline system due to increased customer activity;

•
an increase in crude oil revenue of $50.7 million primarily due to contributions from our condensate splitter at Corpus Christi that began commercial operations in June 2017. We also benefited from more spot shipments on the Longhorn pipeline due to the favorable pricing differential between the Permian Basin and Houston which resulted in more volume at a higher average rate. Overall, the average rate per barrel decreased between periods due to significantly higher volume on our Houston distribution system which moves at a lower rate; and

•	a decrease in marine storage revenue of $3.9 million primarily due to lower utilization resulting from the timing of maintenance work and the ongoing impact of tanks damaged by Hurricane Harvey.
Operating expenses increased by $26.3 million primarily resulting from:

•
an increase in refined products expenses of $13.2 million primarily due to higher personnel costs mainly related to a one-time pension correction, higher asset integrity spending and higher power costs associated with moving higher volumes;

•
an increase in crude oil expenses of $6.0 million primarily due to costs associated with our condensate splitter that began commercial operations in June 2017, higher power costs associated with increased pipeline movements and higher personnel costs mainly related to a one-time pension correction; and

•
an increase in marine storage expenses of $7.7 million primarily due to less favorable product overages (which reduce operating expenses) and higher personnel costs mainly related to a one-time pension correction, combined with demolition costs incurred in connection with the expansion of our Galena Park, Texas dock facilities.

Product margin decreased $53.6 million primarily due to lower butane blending volumes and higher butane costs, resulting in lower butane blending margins, and lower gains recognized in the current year on futures contracts.
Earnings of non-controlled entities increased $30.0 million primarily due to increased earnings from BridgeTex mainly attributable to incremental shipments related to new commitments that began in first quarter 2018 for recently added pipeline capacity, volume from BridgeTex’s Eaglebine origin, which began operations in mid-2017, and more spot shipments. Earnings from Saddlehorn were higher as well primarily as a result of a contractual step-up in committed shipments beginning September 2017.
Depreciation and amortization expense increased $9.3 million primarily due to commencement of depreciation of expansion capital projects recently placed into service.
G&A expense increased $16.1 million primarily due to higher personnel costs resulting from an increase in employee headcount as a result of the growth of our business and higher incentive compensation expense due to company performance in 2018, as well as an increase from a one-time pension correction.
Interest expense, net of interest income and interest capitalized, increased $7.4 million in 2018 primarily due to higher outstanding debt in the current period. Our average outstanding debt increased from $4.2 billion in 2017 to $4.6 billion in 2018 primarily due to borrowings for expansion capital expenditures. Our weighted-average interest rate was 4.8% in 2018 compared to 4.7% in 2017.
Other expense was $5.4 million unfavorable primarily due to a one-time pension correction, partially offset by a payment received in second quarter 2018 related to a 2016 asset transfer.

Distributable Cash Flow

We calculate the non-GAAP measures of distributable cash flow (“DCF”) and adjusted EBITDA in the table below. Management uses DCF as a basis for recommending to our general partner’s board of directors the amount of cash distributions to be paid to our limited partners each period. Management also uses DCF as a basis for determining the payouts for the performance-based awards issued under our equity-based compensation plan. Adjusted EBITDA is an important measure that we and the investment community use to assess the financial results of an entity. We believe that investors benefit from having access to the same financial measures utilized by management for these evaluations. A reconciliation of DCF and adjusted EBITDA for the six months ended June 30, 2017 and 2018 to net income, which is its nearest comparable GAAP financial measure, follows (in millions):

	Six Months Ended June 30,		Increase (Decrease)
	2017	2018
Net income	$433.1	$425.3	$(7.8)
Interest expense, net	94.8	102.2	7.4
Depreciation and amortization	96.2	105.5	9.3
Equity-based incentive compensation(1)	(3.2)	7.4	10.6
Loss on sale and retirement of assets	5.3	4.6	(0.7)
Commodity-related adjustments:
Derivative (gains) losses recognized in the period associated with future product transactions(2)	(7.3)	35.8	43.1
Derivative losses recognized in previous periods associated with product sales completed in the period(2)	(25.5)	(38.8)	(13.3)
Inventory valuation adjustments(3)	4.9	(0.3)	(5.2)
Total commodity-related adjustments	(27.9)	(3.3)	24.6
Cash distributions received from non-controlled entities in excess of earnings	10.9	17.6	6.7
Other(4)	3.0	3.7	0.7
Adjusted EBITDA	612.2	663.0	50.8
Interest expense, net, excluding debt issuance cost amortization	(93.2)	(100.5)	(7.3)
Maintenance capital(5)	(41.1)	(36.9)	4.2
DCF	$477.9	$525.6	$47.7

(1)
Because we intend to satisfy vesting of unit awards under our equity-based incentive compensation plan with the issuance of limited partner units, expenses related to this plan generally are deemed non-cash and added back for DCF purposes. The equity-based compensation adjustment for the six months ended June 30, 2017 and 2018 was $10.7 million and $16.7 million, respectively. However, the figures above include adjustments of $13.9 million and $9.3 million, respectively, for cash payments associated with our equity-based incentive compensation plan, which primarily include tax withholdings.

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
Net cash provided by operating activities was $583.6 million and $564.1 million for the six months ended June 30, 2017 and 2018, respectively. The $19.5 million decrease in 2018 was due to changes in our working capital and lower net income as previously described, partially offset by adjustments for non-cash items.
Investing Activities. Investing cash flows consist primarily of capital expenditures and investments in non-controlled entities.
Net cash used by investing activities for the six months ended June 30, 2017 and 2018 was $331.9 million and $322.5 million, respectively. During the 2018 period, we incurred $219.8 million for capital expenditures, which included $37.0 million for maintenance capital and $182.8 million for expansion capital. Also during the 2018 period, we contributed capital of $144.9 million in conjunction with our joint venture capital projects, which we account for as investments in non-controlled entities. During the 2017 period, we incurred $289.6 million for capital expenditures, which included $41.1 million for maintenance capital and $248.5 million for expansion capital. Also during the 2017 period, we contributed capital of $55.3 million in conjunction with our joint venture capital projects.
Financing Activities. Financing cash flows consist primarily of distributions to our unitholders and borrowings and repayments under our commercial paper program.
Net cash used by financing activities for the six months ended June 30, 2017 and 2018 was $260.9 million and $313.6 million, respectively. During the 2018 period, we paid cash distributions of $423.9 million to our unitholders. Additionally, net commercial paper borrowings during the 2018 period were $119.9 million. Also, in January 2018, our equity-based incentive compensation awards that vested December 31, 2017 were settled by issuing 168,913 limited partner units and distributing those units to the long-term incentive plan (“LTIP”) participants, resulting in payments primarily associated with tax withholdings of $9.3 million. During the 2017 period, we paid cash distributions of $393.9 million to our unitholders. Additionally, net commercial paper borrowings during the 2017 period were $146.9 million. Also, in January 2017, the cumulative amounts of our LTIP awards that vested December 31, 2016 were settled by issuing 216,679 limited partner units and distributing those units to the LTIP participants, resulting in payments primarily associated with tax withholdings of $13.9 million.
The quarterly distribution amount related to our second quarter 2018 financial results (to be paid in third quarter 2018) is $0.9575 per unit.  If we are able to meet management’s targeted distribution growth of 8% during 2018 and the number of outstanding limited partner units remains at 228.2 million, total cash distributions of approximately $885 million will be paid to our unitholders related to 2018 earnings. Management believes we will have sufficient DCF to fund these distributions.

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

For the six months ended June 30, 2018, our maintenance capital spending was $37.0 million. For 2018, we expect to spend approximately $90 million on maintenance capital.

During the first six months of 2018, we spent $182.8 million for organic growth capital and contributed $144.9 million for capital projects in conjunction with our joint ventures. Based on the progress of expansion projects already underway, including expansion of the western leg of our refined products pipeline system in Texas, we expect to spend approximately $900 million in both 2018 and 2019 and $200 million in 2020 to complete our current projects.

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

Other Items

Pipeline Tariff Changes. The Federal Energy Regulatory Commission (“FERC”) regulates the rates charged on interstate common carrier pipeline operations primarily through an indexing methodology, which establishes the maximum amount by which tariffs can be adjusted each year. Approximately 40% of our refined products tariffs are subject to this indexing methodology. The remaining 60% of our refined products tariffs are either subject to regulations by the states in which we operate or are approved for market-based rates by the FERC, and in both cases these rates can be adjusted at our discretion based on market factors. The current FERC-approved indexing method is the annual change in the producer price index for finished goods (“PPI-FG”) plus 1.23%. Based on this indexing methodology, we increased virtually all of our refined products pipeline rates by approximately 4.4% on July 1, 2018. Most of the tariffs on our crude oil pipelines are established at negotiated rates that generally provide for annual adjustments in line with changes in the FERC index, subject to certain modifications. We also increased the rates on the majority of our crude oil pipelines by approximately 3.5% in July 2018.

FERC Policy Change. In March and July 2018, the FERC issued a revised policy statement and order on rehearing in which it expressed a general policy that it will no longer permit an income tax allowance to be included in the cost-of-service rates for interstate pipelines structured as pass-through entities.  The FERC also indicated that it will incorporate the effects of the revised policy statement in its review of the oil pipeline index level to be effective July 1, 2021.  We do not have cost-of-service rates that would be immediately impacted by this policy change.  The majority of our tariffs are at market-based or negotiated rates; however, approximately 40% of the shipments on our refined products pipeline system are regulated by the FERC through an indexing methodology. Further, some of our negotiated crude oil tariffs utilize the FERC indexing methodology as a basis for future tariff rate escalations subject to certain negotiated modifications. Depending on how the FERC incorporates its most recent tax policy statement into its next index review, to become effective in 2021, our ability to increase our index-based rates could be negatively impacted.   However, we believe the ultimate resolution of this matter will not have a material impact on our results of operation, financial position or cash flows.

Longhorn Pipeline Contracts Renewal.  The initial term of our current contracts for the Longhorn pipeline expires on September 30, 2018. All existing customers have now either elected to extend their contracts under current terms for an additional two years, as allowed by the expiring agreements, or have executed new long-term contracts with lower incentive tariff rates and terms up to 10 years to be effective October 1, 2018. We remain in active discussions with shippers to extend the length of their commitments and have a process currently underway through August 15 for shippers to commit to new take-or-pay volume incentive contracts. Based on the lower rates offered for these longer-term contracts, average tariff rates on the Longhorn pipeline are expected to decline beginning in the fourth quarter of 2018. Once the current commitment process has been finalized, we will be able to more accurately quantify the new average tariff rate.

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

As of June 30, 2018, our open derivative contracts and the impact of the derivatives we settled during the period were comprised of futures contracts used to hedge sales and purchases of refined products, crude oil and butane related to our tender deductions, product overages, butane blending and fractionation activities. These contracts were accounted for as economic hedges, with the change in fair value of contracts that hedge future sales recorded to product sales, and the change in fair value of contracts that hedge future purchases recorded to cost of product sales.

For further information regarding the quantities of refined products and crude oil hedged at June 30, 2018 and the fair value of open hedge contracts at that date, please see Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The following tables provide a summary of the impacts of the mark-to-market gains and losses associated with these futures contracts on our results of operations for the respective periods presented (in millions):

	Six Months Ended June 30, 2017
	Product Sales Revenue	Cost of Product Sales	Other Income	Net Impact on Net Income
Gains (losses) recorded on open futures contracts during the period	$1.8	$(1.3)	$1.7	$2.2
Gains recognized on settled futures contracts during the period	41.1	1.4	—	42.5
Net impact of futures contracts	$42.9	$0.1	$1.7	$44.7

	Six Months Ended June 30, 2018
	Product Sales Revenue	Cost of Product Sales	Other Income	Net Impact on Net Income
Gains (losses) recorded on open futures contracts during the period	$(32.7)	$7.3	$—	$(25.4)
Losses recognized on settled futures contracts during the period	(13.1)	(2.9)	—	(16.0)
Net impact of futures contracts	$(45.8)	$4.4	$—	$(41.4)

Related Party Transactions. See Note 13 – Related Party Transactions in Item 1 of Part I of this report for detail of our related party transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Forward physical contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of June 30, 2018, we had commitments under forward purchase and sale contracts as follows (in millions):

	Total	< 1 Year	1 - 4 Years
Forward purchase contracts – notional value	$222.3	$125.5	$96.8
Forward purchase contracts – barrels	4.6	2.6	2.0
Forward sales contracts – notional value	$63.0	$56.6	$6.4
Forward sales contracts – barrels	0.7	0.6	0.1

We also use exchange-traded futures contracts to hedge against changes in the price of petroleum products we expect to sell or purchase. Virtually all of our open contracts did not qualify for hedge accounting treatment under ASC 815, Derivatives and Hedging, and we accounted for these contracts as economic hedges, with changes in fair value recognized currently in earnings. The fair value of these open futures contracts, representing 5.4 million barrels of petroleum products we expect to sell and 2.3 million barrels of butane we expect to purchase, was a net liability of $26.6 million. With respect to these contracts, a $10.00 per barrel increase (decrease) in the prices of petroleum products we expect to sell would result in a $54.0 million decrease (increase) in our operating profit, while a $10.00 per barrel increase (decrease) in the price of butane we expect to purchase would result in $23.0 million increase (decrease) in our operating profit. These increases or decreases in operating profit would be substantially offset by higher or lower product sales revenue or cost of product sales when the physical sale or purchase of those products occurs. These contracts may be for the purchase or sale of products in markets different from those in which we are attempting to hedge our exposure, and the resulting hedges may not eliminate all price risks.

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk.

We have entered into $200.0 million of interest rate derivatives to protect against the risk of variability of interest payments on debt we anticipate issuing in the future. The fair value of these contracts at June 30, 2018 was a net asset of $19.3 million. We account for these agreements as cash flow hedges. A 0.125% decrease in interest rates would result in a decrease in the fair value of this asset of approximately $4.4 million. A 0.125% increase in interest rates would result in an increase in the fair value of approximately $4.2 million.

ITEM 4.	CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) of the Securities Exchange Act) as of the end of the period covered by the date of this report. We performed this evaluation under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and practices are effective in providing reasonable assurance that all required disclosures are included in the current report. Additionally, these disclosure controls and practices are effective in ensuring that information required to be disclosed is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Butane Blending Patent Infringement Proceeding.  On October 4, 2017, Sunoco Partners Marketing & Terminals L.P. (“Sunoco”) brought an action for patent infringement in the U.S. District Court for the District of Delaware alleging Magellan Midstream Partners, L.P. (“Magellan”) and Powder Springs Logistics, LLC (“Powder Springs”) have infringed patents relating to butane blending at the Powder Springs facility located in Powder Springs, Georgia. On July 31, 2018, Sunoco submitted a pleading alleging that Magellan has infringed various patents relating to butane blending at our Greensboro, North Carolina, Chattanooga, Tennessee and East Houston, Texas terminals and stated that it intends to assert similar accusations against all other similar blending systems. Sunoco is seeking an undetermined amount of damages, attorneys’ fees and a permanent injunction enjoining Magellan and Powder Springs from infringing on the subject patents. We deny and are vigorously defending against all claims asserted by Sunoco. Although it is not possible to predict the ultimate outcome, we believe, based on our current understanding of the applicable facts and law, that the ultimate resolution of this matter will not have a material adverse impact on our results of operations, financial position or cash flows.

Hurricane Harvey Enforcement Proceeding. On July 10, 2018, we received a Notice of Enforcement letter from the Texas Commission on Environmental Quality alleging two air emission violations at our Galena Park, Texas terminal that occurred during Hurricane Harvey in third quarter 2017.  The penalties associated with these alleged violations could exceed $100,000. While the results cannot be predicted with certainty, we believe the ultimate resolution of this matter will not have a material impact on our results of operations, financial position or cash flows.

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

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on August 2, 2018.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	Magellan GP, LLC,
its general partner

/s/ Aaron L. Milford
Aaron L. Milford
Chief Financial Officer
(Principal Accounting and Financial Officer)