Form 10-Q
period 2018-09-30
MAGELLAN MIDSTREAM PARTNERS LP
filed 2018-11-01
CIK 1126975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
As of October 31, 2018, there were 228,195,160 outstanding limited partner units of Magellan Midstream Partners, L.P. that trade on the New York Stock Exchange under the ticker symbol “MMP.”

TABLE OF CONTENTS
PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Transportation and terminals revenue	$446,935	$488,775	$1,272,845	$1,392,960
Product sales revenue	121,010	144,403	548,634	552,792
Affiliate management fee revenue	4,903	4,842	12,883	15,138
Total revenue	572,848	638,020	1,834,362	1,960,890
Costs and expenses:
Operating	165,368	172,115	442,254	475,256
Cost of product sales	121,819	120,510	440,670	473,781
Depreciation and amortization	49,909	56,228	146,103	161,726
General and administrative	37,202	47,389	120,876	147,235
Total costs and expenses	374,298	396,242	1,149,903	1,257,998
Earnings of non-controlled entities	31,151	53,795	78,173	130,843
Operating profit	229,701	295,573	762,632	833,735
Interest expense	51,895	55,133	154,653	168,535
Interest capitalized	(3,424)	(3,099)	(10,804)	(13,354)
Interest income	(240)	(501)	(788)	(1,460)
Gain on sale of asset	(18,505)	(353,797)	(18,505)	(353,797)
Other expense	549	1,694	3,762	10,299
Income before provision for income taxes	199,426	596,143	634,314	1,023,512
Provision for income taxes	926	1,609	2,678	3,659
Net income	$198,500	$594,534	$631,636	$1,019,853
Basic net income per limited partner unit	$0.87	$2.60	$2.77	$4.47
Diluted net income per limited partner unit	$0.87	$2.60	$2.77	$4.46
Weighted average number of limited partner units outstanding used for basic net income per unit calculation	228,199	228,397	228,167	228,368
Weighted average number of limited partner units outstanding used for diluted net income per unit calculation	228,260	228,449	228,222	228,412

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Net income	$198,500	$594,534	$631,636	$1,019,853
Other comprehensive income:
Derivative activity:
Net gain (loss) on cash flow hedges	(228)	6,852	(1,735)	13,963
Reclassification of net loss on cash flow hedges to income	740	740	2,219	2,219
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	—	—	—	(5,291)
Amortization of prior service credit	(45)	(45)	(136)	(136)
Amortization of actuarial loss	1,568	1,806	4,779	8,623
Settlement cost	289	—	2,015	—
Total other comprehensive income	2,324	9,353	7,142	19,378
Comprehensive income	$200,824	$603,887	$638,778	$1,039,231

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2017	September 30, 2018
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$160,840	$217,423
Trade accounts receivable	138,779	137,618
Other accounts receivable	14,561	24,025
Inventory	182,345	179,366
Energy commodity derivatives deposits	36,690	47,354
Other current assets	63,396	66,221
Total current assets	596,611	672,007
Property, plant and equipment	7,235,468	7,570,759
Less: accumulated depreciation	1,682,633	1,835,824
Net property, plant and equipment	5,552,835	5,734,935
Investments in non-controlled entities	1,082,511	1,005,392
Long-term receivables	27,676	23,520
Goodwill	53,260	53,260
Other intangibles (less accumulated amortization of $1,389 and $2,493 at December 31, 2017 and September 30, 2018, respectively)	52,764	51,660
Restricted cash	15,228	42,807
Other noncurrent assets	13,490	12,087
Total assets	$7,394,375	$7,595,668

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$104,852	$137,169
Accrued payroll and benefits	56,261	53,285
Accrued interest payable	70,657	49,309
Accrued taxes other than income	51,343	52,307
Environmental liabilities	6,235	10,537
Deferred revenue	117,795	121,247
Accrued product liabilities	96,159	80,195
Energy commodity derivatives contracts, net	25,694	32,244
Current portion of long-term debt, net	250,974	552,898
Other current liabilities	56,540	37,873
Total current liabilities	836,510	1,127,064
Long-term debt, net	4,273,518	3,718,607
Long-term pension and benefits	111,305	125,088
Other noncurrent liabilities	30,350	64,425
Environmental liabilities	13,039	13,064
Commitments and contingencies
Partners’ capital:
Limited partner unitholders (228,025 units and 228,195 units outstanding at December 31, 2017 and September 30, 2018, respectively)	2,267,231	2,665,620
Accumulated other comprehensive loss	(137,578)	(118,200)
Total partners’ capital	2,129,653	2,547,420
Total liabilities and partners’ capital	$7,394,375	$7,595,668

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2017	2018
Operating Activities:
Net income	$631,636	$1,019,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	146,103	161,726
Gain on sale and retirement of assets	(10,924)	(347,541)
Earnings of non-controlled entities	(78,173)	(130,843)
Distributions from operations of non-controlled entities	97,691	147,950
Equity-based incentive compensation expense	14,183	24,612
Settlement cost, amortization of prior service credit and actuarial loss	6,658	8,487
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	(14,413)	(8,303)
Inventory	(34,384)	2,979
Energy commodity derivatives contracts, net of derivatives deposits	1,135	(4,505)
Accounts payable	15,576	27,498
Accrued payroll and benefits	(5,608)	(2,976)
Accrued interest payable	(23,386)	(21,348)
Accrued taxes other than income	(322)	964
Accrued product liabilities	67,972	(15,964)
Deferred revenue	14,806	5,353
Current and noncurrent environmental liabilities	(3,352)	4,327
Other current and noncurrent assets and liabilities	(11,497)	(8,488)
Net cash provided by operating activities	813,701	863,781
Investing Activities:
Additions to property, plant and equipment, net(1)	(418,239)	(374,320)
Proceeds from sale and disposition of assets	44,303	579,448
Investments in non-controlled entities	(114,078)	(147,048)
Distributions from returns of investments in non-controlled entities	52,738	1,786
Deposits received from undivided joint interest third party	—	41,571
Net cash provided (used) by investing activities	(435,276)	101,437
Financing Activities:
Distributions paid	(596,854)	(642,370)
Net commercial paper borrowings	218,984	—
Payments on notes	—	(250,000)
Debt placement costs	—	(326)
Net receipt on financial derivatives	—	20,925
Payments associated with settlement of equity-based incentive compensation	(13,875)	(9,285)
Net cash used by financing activities	(391,745)	(881,056)
Change in cash, cash equivalents and restricted cash	(13,320)	84,162
Cash, cash equivalents and restricted cash at beginning of period	14,701	176,068
Cash, cash equivalents and restricted cash at end of period	$1,381	$260,230

Supplemental non-cash investing and financing activities:
Contribution of property, plant and equipment to a non-controlled entity	$93,051	$—
Issuance of limited partner units in settlement of equity-based incentive plan awards	$1,669	$120

(1) Additions to property, plant and equipment	$(443,439)	$(375,599)
Changes in accounts payable and other current liabilities related to capital expenditures	25,200	1,279
Additions to property, plant and equipment, net	$(418,239)	$(374,320)

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

Description of Business

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil.  As of September 30, 2018, our asset portfolio, including the assets of our joint ventures, consisted of:

•
our refined products segment, comprised of our 9,700-mile refined products pipeline system with 53 terminals as well as 26 independent terminals not connected to our pipeline system and our 1,100-mile ammonia pipeline system;

•
our crude oil segment, comprised of approximately 2,200 miles of crude oil pipelines, our condensate splitter and storage facilities with an aggregate storage capacity of approximately 33 million barrels, of which approximately 21 million barrels are used for contract storage; and

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

Basis of Presentation

In the opinion of management, our accompanying consolidated financial statements which are unaudited, except for the consolidated balance sheet as of December 31, 2017, which is derived from our audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2018, the results of operations for the three and nine months ended September 30, 2017 and 2018 and cash flows for the nine months ended September 30, 2017 and 2018. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018 for several reasons. Profits from our butane blending activities are realized largely during the first and fourth quarters of each year. Additionally, gasoline demand, which drives transportation volumes and revenues on our refined products pipeline system, generally trends higher during the summer driving months. Further, the volatility of commodity prices impacts the profits from our commodity activities and, to a lesser extent, the volume of petroleum products we transport on our pipelines.

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

Restricted Cash

Restricted cash includes cash held by us, which is contractually required to be used for the construction of fixed assets, and is unavailable for general use. It is classified as noncurrent due to its designation to be used for the construction of noncurrent assets.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases. The new accounting model for lessors remains largely the same, although some changes have been made to align it with the new lessee model and the new revenue recognition guidance. This update also requires companies to include additional disclosures regarding their lessee and lessor agreements. For public companies, this ASU is effective for fiscal years that start after December 15, 2018, and early adoption is permitted. This standard will not have a material impact on our consolidated statements of income. Based on our current population of leases, we expect the impact of this ASU to increase our assets and liabilities by approximately $80.0 million due to the recognition of right of use assets and lease liabilities.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments: A Consensus of the FASB Emerging Issues Task Force. This ASU includes a requirement to make an accounting policy election to classify distributions received from equity method investees under either (1) the cumulative earnings approach, where distributions in excess of equity earnings are considered a return of capital and classified as cash inflows from investing activities, or (2) the nature of the distribution approach, where each distribution is evaluated on the basis of the source of the payment and classified as either operating or investing cash inflows. We adopted this standard on January 1, 2018 using the retrospective transition method and made an accounting policy election to use the nature of the distribution approach, which resulted in the following adjustments to our September 30, 2017 comparative statement of cash flows (in thousands):

	Nine Months Ended September 30, 2017, as Reported	ASU 2016-15 Adjustment	Nine Months Ended September 30, 2017, as Adjusted
Operating activities:
Distributions from operations of non-controlled entities	$78,562	$19,129	$97,691
Net cash provided by operating activities	$794,572	$19,129	$813,701

Investing activities:
Distributions from returns of investments in non-controlled entities	$71,867	$(19,129)	$52,738
Net cash used by investing activities	$(416,147)	$(19,129)	$(435,276)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On January 1, 2018, we adopted the new Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers and all related

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amendments using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of partners’ capital. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

Adoption of ASC 606, Revenue from Contracts with Customers

The table below provides the amount by which financial statement line items are affected in the current reporting period by the application of the new revenue standard, as compared with the guidance that was in effect before the change (in thousands):

	As Reported	Amounts without adoption of ASC 606	Effect of Change Higher/(Lower)
Statements of Income:
	Three Months Ended September 30, 2018
Transportation and terminals revenue	$488,775	$486,801	$1,974
Depreciation and amortization	$56,228	$56,108	$120

	Nine Months Ended September 30, 2018
Transportation and terminals revenue	$1,392,960	$1,383,404	$9,556
Depreciation and amortization	$161,726	$161,486	$240

Balance Sheet:
	As of September 30, 2018
Assets:
Property, plant and equipment	$7,570,759	$7,555,758	$15,001
Accumulated depreciation	1,835,824	1,835,259	565
Net property, plant and equipment	$5,734,935	$5,720,499	$14,436
Investments in non-controlled entities	$1,005,392	$1,004,890	$502
Liabilities:
Deferred revenue	$121,247	$129,458	$(8,211)
Other noncurrent liabilities	$64,425	$56,567	$7,858
Partners’ capital:
Limited partner unitholders	$2,665,620	$2,650,329	$15,291

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of Income Disclosures

The following tables provide details of our revenues disaggregated by key activities that comprise our performance obligations by operating segment (in thousands):

	Three Months Ended September 30, 2018
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation	$197,235	$91,086	$—	$—	$288,321
Terminalling	46,213	2,528	616	—	49,357
Storage	25,137	29,094	33,890	(923)	87,198
Ancillary services	28,808	6,278	5,857	—	40,943
Lease revenue	2,641	16,132	4,183	—	22,956
Transportation and terminals revenue	300,034	145,118	44,546	(923)	488,775
Product sales revenue	129,926	12,666	1,811	—	144,403
Affiliate management fee revenue	351	3,463	1,028	—	4,842
Total revenue	430,311	161,247	47,385	(923)	638,020
Revenue not under the guidance of ASC 606:
Lease revenue(1)	(2,641)	(16,132)	(4,183)	—	(22,956)
Losses from futures contracts included in product sales revenue(2)	24,253	102	—	—	24,355
Affiliate management fee revenue	(351)	(3,463)	(1,028)	—	(4,842)
Total revenue from contracts with customers under ASC 606	$451,572	$141,754	$42,174	$(923)	$634,577

(1) Lease revenue is accounted for under ASC 840, Leases.
(2) The impact on product sales revenue from futures contracts falls under the guidance of ASC 815, Derivatives and Hedging.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2018
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation	$548,733	$254,964	$—	$—	$803,697
Terminalling	136,135	2,528	1,920	—	140,583
Storage	75,353	87,620	101,420	(2,753)	261,640
Ancillary services	83,055	19,512	18,928	—	121,495
Lease revenue	8,216	44,705	12,624	—	65,545
Transportation and terminals revenue	851,492	409,329	134,892	(2,753)	1,392,960
Product sales revenue	513,634	32,387	6,771	—	552,792
Affiliate management fee revenue	1,000	11,328	2,810	—	15,138
Total revenue	1,366,126	453,044	144,473	(2,753)	1,960,890
Revenue not under the guidance of ASC 606:
Lease revenue(1)	(8,216)	(44,705)	(12,624)	—	(65,545)
Losses from futures contracts included in product sales revenue(2)	64,558	5,582	—	—	70,140
Affiliate management fee revenue	(1,000)	(11,328)	(2,810)	—	(15,138)
Total revenue from contracts with customers under ASC 606	$1,421,468	$402,593	$129,039	$(2,753)	$1,950,347

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our accounts receivable, contract assets and contract liabilities resulting from contracts with customers (in thousands):

	January 1, 2018	September 30, 2018
Accounts receivable from contracts with customers	$133,084	$135,269
Contract assets	$8,615	$8,053
Contract liabilities	$106,933	$119,841

For the three and nine months ended September 30, 2018, we recognized $10.7 million and $77.0 million, respectively, of transportation and terminals revenue that was recorded in deferred revenue as of January 1, 2018.

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

The following table provides the aggregate amount of the transaction price allocated to our UPOs as of September 30, 2018 by operating segment, including the range of years remaining on our contracts with customers and an estimate of revenues expected to be recognized over the next 12 months (dollars in thousands):

	Refined Products	Crude Oil	Marine Storage	Total
Balances at September 30, 2018	$2,176,871	$1,419,449	$341,673	$3,937,993
Remaining terms	1 - 20 years	1 - 10 years	1 - 6 years
Estimated revenues from UPOs to be recognized in the next 12 months	$395,872	$328,844	$147,795	$872,511

In computing the value of these future revenues, we have used the current rates in effect as of September 30, 2018 and have not included any estimates for future rate changes due to changes in the FERC index or other contractually negotiated rate escalations. Our UPO balances include the full amount of our customer commitments as of September 30, 2018 through the expiration of the related contracts. The UPO balances disclosed exclude all performance obligations for which the original expected term is one year or less, the consideration is variable or the future use of our services is fully at the discretion of our customers.

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
We believe that investors benefit from having access to the same financial measures used by management. Operating margin, which is presented in the following tables, is an important measure used by management to

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

evaluate the economic performance of our core operations. Operating margin is not a GAAP measure, but the components of operating margin are computed using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the tables below (presented in thousands). Operating profit includes depreciation and amortization expense and G&A expense that management does not consider when evaluating the core profitability of our separate operating segments.

	Three Months Ended September 30, 2017
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$289,030	$116,305	$42,501	$(901)	$446,935
Product sales revenue	107,175	12,370	1,465	—	121,010
Affiliate management fee revenue	353	3,703	847	—	4,903
Total revenue	396,558	132,378	44,813	(901)	572,848
Operating expenses	118,665	31,163	17,723	(2,183)	165,368
Cost of product sales	103,391	16,630	1,798	—	121,819
(Earnings) losses of non-controlled entities	700	(31,244)	(607)	—	(31,151)
Operating margin	173,802	115,829	25,899	1,282	316,812
Depreciation and amortization expense	27,469	12,584	8,574	1,282	49,909
G&A expense	23,808	9,266	4,128	—	37,202
Operating profit	$122,525	$93,979	$13,197	$—	$229,701

	Three Months Ended September 30, 2018
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$300,034	$145,118	$44,546	$(923)	$488,775
Product sales revenue	129,926	12,666	1,811	—	144,403
Affiliate management fee revenue	351	3,463	1,028	—	4,842
Total revenue	430,311	161,247	47,385	(923)	638,020
Operating expenses	112,279	45,195	17,178	(2,537)	172,115
Cost of product sales	106,756	11,590	2,164	—	120,510
Earnings of non-controlled entities	(3,393)	(49,420)	(982)	—	(53,795)
Operating margin	214,669	153,882	29,025	1,614	399,190
Depreciation and amortization expense	30,440	15,145	9,029	1,614	56,228
G&A expense	28,751	12,766	5,872	—	47,389
Operating profit	$155,478	$125,971	$14,124	$—	$295,573

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2017
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$808,818	$329,813	$136,702	$(2,488)	$1,272,845
Product sales revenue	509,068	34,876	4,690	—	548,634
Affiliate management fee revenue	1,035	10,311	1,537	—	12,883
Total revenue	1,318,921	375,000	142,929	(2,488)	1,834,362
Operating expenses	312,911	89,991	45,753	(6,401)	442,254
Cost of product sales	396,292	37,814	6,564	—	440,670
(Earnings) losses of non-controlled entities	167	(76,388)	(1,952)	—	(78,173)
Operating margin	609,551	323,583	92,564	3,913	1,029,611
Depreciation and amortization expense	81,440	35,947	24,803	3,913	146,103
G&A expense	75,429	30,376	15,071	—	120,876
Operating profit	$452,682	$257,260	$52,690	$—	$762,632

	Nine Months Ended September 30, 2018
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$851,492	$409,329	$134,892	$(2,753)	$1,392,960
Product sales revenue	513,634	32,387	6,771	—	552,792
Affiliate management fee revenue	1,000	11,328	2,810	—	15,138
Total revenue	1,366,126	453,044	144,473	(2,753)	1,960,890
Operating expenses	319,670	109,963	52,835	(7,212)	475,256
Cost of product sales	434,632	32,401	6,748	—	473,781
Earnings of non-controlled entities	(5,614)	(122,879)	(2,350)	—	(130,843)
Operating margin	617,438	433,559	87,240	4,459	1,142,696
Depreciation and amortization expense	89,855	40,648	26,764	4,459	161,726
G&A expense	90,825	38,127	18,283	—	147,235
Operating profit	$436,758	$354,784	$42,193	$—	$833,735

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Investments in Non-Controlled Entities

Our investments in non-controlled entities at September 30, 2018 were comprised of:

Entity	Ownership Interest
BridgeTex Pipeline Company, LLC (“BridgeTex”)	30%
Double Eagle Pipeline LLC (“Double Eagle”)	50%
HoustonLink Pipeline Company, LLC (“HoustonLink”)	50%
MVP Terminalling, LLC (“MVP”)	50%
Powder Springs Logistics, LLC (“Powder Springs”)	50%
Saddlehorn Pipeline Company, LLC (“Saddlehorn”)	40%
Seabrook Logistics, LLC (“Seabrook”)	50%
Texas Frontera, LLC (“Texas Frontera”)	50%

In September 2018, we sold a 20% interest in BridgeTex to an affiliate of OMERS Infrastructure Management, Inc. (“OMERS”), which reduced our ongoing investment in BridgeTex to a 30% interest. We received $578.5 million in cash from the sale, and we recorded a gain of $353.8 million on our consolidated statements of income. See Note 9 – Commitments and Contingencies for details regarding our indemnity to OMERS that was recorded in relation to the sale.

We serve as operator of BridgeTex, HoustonLink, MVP, Powder Springs, Saddlehorn, Texas Frontera and the pipeline activities of Seabrook. We receive fees for management services as well as reimbursement or payment to us for certain direct operational payroll and other overhead costs. The management fees we have received are reported as affiliate management fee revenue on our consolidated statements of income. Cost reimbursements we receive from these entities in connection with our operating services are included as reductions to costs and expenses on our consolidated statements of income and totaled $0.7 million and $0.9 million during the three months ended September 30, 2017 and 2018, respectively, and $3.1 million and $2.6 million during the nine months ended September 30, 2017 and 2018, respectively.

We recorded the following revenue and expense transactions from certain of these non-controlled entities in our consolidated statements of income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Transportation and terminals revenue:
BridgeTex, pipeline capacity	$9.1	$9.9	$27.0	$29.5
Double Eagle, throughput revenue	$1.3	$1.0	$3.1	$3.9
Saddlehorn, storage revenue	$0.5	$0.5	$1.6	$1.6
Operating costs:
Seabrook, storage and ancillary services	$—	$4.0	$—	$4.0
Product sales revenue:
Powder Springs, butane sales	$—	$—	$—	$4.9
Cost of product sales:
Powder Springs, butane purchases	$—	$—	$—	$0.4

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our consolidated balance sheets reflected the following balances related to our investments in non-controlled entities (in millions):

	December 31, 2017			September 30, 2018
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable
BridgeTex	$—	$—	$—	$0.2	$0.1	$—
Double Eagle	$0.5	$—	$—	$0.3	$—	$—
HoustonLink	$—	$—	$0.1	$—	$—	$—
MVP	$—	$0.4	$—	$—	$1.2	$—
Powder Springs	$—	$0.9	$—	$—	$2.1	$—
Saddlehorn	$—	$0.1	$—	$—	$0.2	$—
Seabrook	$—	$0.2	$—	$—	$—	$2.1

The financial results from MVP and Texas Frontera are included in our marine storage segment, the financial results from BridgeTex, Double Eagle, HoustonLink, Saddlehorn and Seabrook are included in our crude oil segment and the financial results from Powder Springs are included in our refined products segment, each as earnings of non-controlled entities.

A summary of our investments in non-controlled entities follows (in thousands):

Investments at December 31, 2017	$1,082,511
Additional investment	147,048
Sale of ownership interest in BridgeTex	(205,776)
Other adjustments	502
Earnings of non-controlled entities:
Proportionate share of earnings	132,647
Amortization of excess investment and capitalized interest	(1,804)
Earnings of non-controlled entities	130,843
Less:
Distributions from operations of non-controlled entities	147,950
Distributions from returns of investments in non-controlled entities	1,786
Investments at September 30, 2018	$1,005,392

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Inventory

Inventory at December 31, 2017 and September 30, 2018 was as follows (in thousands):

	December 31, 2017	September 30, 2018
Refined products	$73,845	$60,390
Liquefied petroleum gases	45,553	53,080
Transmix	33,319	43,588
Crude oil	23,763	16,129
Additives	5,865	6,179
Total inventory	$182,345	$179,366

6.	Employee Benefit Plans

We sponsor a defined contribution plan in which we match our employees’ qualifying contributions, resulting in additional expense to us. Expenses related to the defined contribution plan were $2.0 million and $2.7 million for the three months ended September 30, 2017 and 2018, respectively, and $7.4 million and $8.8 million for the nine months ended September 30, 2017 and 2018, respectively.

Additionally, we sponsor two union pension plans that cover certain union employees, a pension plan for all non-union employees and a postretirement benefit plan for certain employees. Net periodic benefit expense for the three and nine months ended September 30, 2017 and 2018 was as follows (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2018
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$5,125	$51	$6,424	$58
Interest cost	2,466	111	2,816	104
Expected return on plan assets	(2,566)	—	(3,055)	—
Amortization of prior service credit	(45)	—	(45)	—
Amortization of actuarial loss	1,406	162	1,659	147
Settlement cost	289	—	—	—
Net periodic benefit cost	$6,675	$324	$7,799	$309

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2018
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$15,373	$182	$28,393	$174
Interest cost	7,398	356	12,054	312
Expected return on plan assets	(7,699)	—	(9,057)	—
Amortization of prior service credit	(136)	—	(136)	—
Amortization of actuarial loss	4,217	562	8,182	441
Settlement cost	2,015	—	—	—
Net periodic benefit cost	$21,168	$1,100	$39,436	$927

The service component of our net periodic benefit costs is presented in operating expense and G&A expense, and the non-service components are presented in other expense in our consolidated statements of income.

The changes in accumulated other comprehensive loss (“AOCL”) related to employee benefit plan assets and benefit obligations for the three and nine months ended September 30, 2017 and 2018 were as follows (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2018
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(54,138)	$(7,481)	$(96,352)	$(6,036)
Amortization of prior service credit	(45)	—	(45)	—
Amortization of actuarial loss	1,406	162	1,659	147
Settlement cost	289	—	—	—
Ending balance	$(52,488)	$(7,319)	$(94,738)	$(5,889)

	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2018
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(58,584)	$(7,881)	$(97,226)	$(6,597)
Net actuarial gain (loss)	—	—	(5,558)	267
Amortization of prior service credit	(136)	—	(136)	—
Amortization of actuarial loss	4,217	562	8,182	441
Settlement cost	2,015	—	—	—
Ending balance	$(52,488)	$(7,319)	$(94,738)	$(5,889)

The net periodic benefit costs and AOCL presented in the tables above for the nine month period ending September 30, 2018 include one-time corrections made in first quarter 2018 resulting from an error in our third-party actuary’s valuation of our pension liabilities and net periodic pension expenses. See Note 1 – Organization, Description of Business and Basis of Presentation for more details regarding this error correction.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contributions estimated to be paid into the plans in 2018 are $31.7 million and $0.6 million for the pension plans and other postretirement benefit plan, respectively.

7.	Debt
Long-term debt at December 31, 2017 and September 30, 2018 was as follows (in thousands):

	December 31, 2017	September 30, 2018
Commercial paper	$—	$—
6.40% Notes due 2018	250,000	—
6.55% Notes due 2019	550,000	550,000
4.25% Notes due 2021	550,000	550,000
3.20% Notes due 2025	250,000	250,000
5.00% Notes due 2026	650,000	650,000
6.40% Notes due 2037	250,000	250,000
4.20% Notes due 2042	250,000	250,000
5.15% Notes due 2043	550,000	550,000
4.20% Notes due 2045	250,000	250,000
4.25% Notes due 2046	500,000	500,000
4.20% Notes due 2047	500,000	500,000
Face value of long-term debt	4,550,000	4,300,000
Unamortized debt issuance costs(1)	(29,472)	(27,683)
Net unamortized debt premium (discount)(1)	215	(2,127)
Net unamortized amount of gains from historical fair value hedges(1)	3,749	1,315
Long-term debt, net, including current portion	4,524,492	4,271,505
Less: current portion of long-term debt, net	250,974	552,898
Long-term debt, net	$4,273,518	$3,718,607

(1)
Debt issuance costs, note discounts and premiums and realized gains and losses of historical fair value hedges are being amortized or accreted to the applicable notes over the respective lives of those notes.

All of the instruments detailed in the table above are senior indebtedness.

Other Debt

Revolving Credit Facilities. At September 30, 2018, the total borrowing capacity under our revolving credit facility maturing October 26, 2022 was $1.0 billion. Any borrowings outstanding under this facility are classified as long-term debt on our consolidated balance sheets. Borrowings under this facility are unsecured and bear interest at LIBOR plus a spread ranging from 1.000% to 1.625% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate between 0.100% and 0.275% depending on our credit ratings. The unused commitment fee was 0.125% at September 30, 2018. Borrowings under this facility may be used for general partnership purposes, including capital expenditures. As of both December 31, 2017 and September 30, 2018, there were no borrowings outstanding under this facility, with $6.3 million obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets, but decrease our borrowing capacity under this facility.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commercial Paper Program. We have a commercial paper program under which we may issue commercial paper notes in an amount up to the available capacity under our $1.0 billion revolving credit facility. The maturities of the commercial paper notes vary, but may not exceed 397 days from the date of issuance. Because the commercial paper we can issue is limited to amounts available under our revolving credit facility, amounts outstanding under the program are classified as long-term debt. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. The weighted-average interest rate for commercial paper borrowings based on the number of days outstanding was 1.3% for the year ended December 31, 2017 and 2.3% for the nine months ended September 30, 2018.

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

During 2018, we entered into $200.0 million of treasury lock agreements to protect against the risk of variability of a portion of debt issuances we anticipate to occur in 2018 and 2019. The fair value of these interest rate derivative agreements at September 30, 2018 was recorded as a current asset of $5.2 million, with the offset recorded to other comprehensive income. We account for these agreements as cash flow hedges.

We entered into $100.0 million of interest rate swap agreements in 2016 to protect against the variability of future interest payments on a portion of debt we anticipated issuing in 2018. These agreements were accounted for as cash flow hedges. In September 2018, we terminated and settled these agreements for a gain of $20.9 million. The gain was recorded to other comprehensive income and will be recognized into earnings as an adjustment to our periodic interest accruals over the life of the expected debt issuance.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Our open futures contracts at September 30, 2018 were as follows:

Type of Contract/Accounting Methodology	Product Represented by the Contract and Associated Barrels	Maturity Dates
Futures - Economic Hedges	5.4 million barrels of refined products and crude oil	Between October 2018 and April 2019
Futures - Economic Hedges	1.7 million barrels of butane and natural gasoline	Between October 2018 and April 2019

Energy Commodity Derivatives Contracts and Deposits Offsets

At December 31, 2017 and September 30, 2018, we had margin deposits of $36.7 million and $47.4 million, respectively, for our future contracts with our counterparties, which were recorded as current assets under energy commodity derivatives deposits on our consolidated balance sheets. We have the right to offset the combined fair values of our open futures contracts against our margin deposits under a master netting arrangement for each counterparty; however, we have elected to present the combined fair values of our open futures contracts separately from the related margin deposits on our consolidated balance sheets. Additionally, we have the right to offset the fair values of our futures contracts together for each counterparty, which we have elected to do, and we report the combined net balances on our consolidated balance sheets. A schedule of the derivative amounts we have offset and the deposit amounts we could offset under a master netting arrangement are provided below as of December 31, 2017 and September 30, 2018 (in thousands):

Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Assets Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets(2)	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheets	Net Asset Amount(1)
As of December 31, 2017	$(38,936)	$12,851	$(26,085)	$36,690	$10,605
As of September 30, 2018	$(55,087)	$22,843	$(32,244)	$47,354	$15,110

(1)	Amount represents the maximum loss we would incur if all of our counterparties failed to perform on their derivative contracts.

(2)
Net amount includes energy commodity derivative contracts classified as current liabilities of $25,694 and noncurrent liabilities of $391 at December 31, 2017. Net amount includes energy commodity derivative contracts classified as current liabilities of $32,244 at September 30, 2018.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impact of Derivatives on Our Financial Statements

Comprehensive Income

The changes in derivative activity included in AOCL for the three and nine months ended September 30, 2017 and 2018 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Losses Included in AOCL	2017	2018	2017	2018
Beginning balance	$(34,804)	$(25,165)	$(34,776)	$(33,755)
Net gain (loss) on cash flow hedges	(228)	6,852	(1,735)	13,963
Reclassification of net loss on cash flow hedges to income	740	740	2,219	2,219
Ending balance	$(34,292)	$(17,573)	$(34,292)	$(17,573)

The following is a summary of the effect on our consolidated statements of income for the three and nine months ended September 30, 2017 and 2018 of derivatives that were designated as cash flow hedges (in thousands):

	Interest Rate Contracts
	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Three Months Ended September 30, 2017	$(228)	Interest expense	$(740)

Three Months Ended September 30, 2018	$6,852	Interest expense	$(740)

Nine Months Ended September 30, 2017	$(1,735)	Interest expense	$(2,219)

Nine Months Ended September 30, 2018	$13,963	Interest expense	$(2,219)

As of September 30, 2018, the net loss estimated to be classified to interest expense over the next twelve months from AOCL is approximately $2.3 million. This amount relates to the amortization of losses on interest rate contracts over the life of the related debt instruments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Gain (loss) recognized in other income/expense on derivatives (futures contracts)	$(1,661)	$122	$5,107	(427)
Gain (loss) recognized in other income/expense on hedged item (crude oil)	$1,661	$(122)	$(5,107)	427

The differential between the current spot price and forward price was excluded from the assessment of hedge effectiveness for these fair value hedges. For the three and nine months ended September 30, 2017, we recognized a gain of $0.7 million and $2.4 million, respectively, for the amounts we excluded from the assessment of effectiveness of these fair value hedges, which we reported as other (income) expense on our consolidated statements of income.
The following table provides a summary of the effect on our consolidated statements of income for the three and nine months ended September 30, 2017 and 2018 of derivatives accounted for as economic hedges (in thousands):

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended		Nine Months Ended
	Location of Gain (Loss) Recognized on Derivatives	September 30,		September 30,
Derivative Instrument		2017	2018	2017	2018
Futures contracts	Product sales revenue	$(47,336)	$(24,354)	$(4,442)	$(70,140)
Futures contracts	Operating expenses	663	—	663	—
Futures contracts	Cost of product sales	19,660	11,665	19,713	16,058
	Total	$(27,013)	$(12,689)	$15,934	$(54,082)
The impact of the derivatives in the above table was reflected as cash from operations on our consolidated statements of cash flows.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheets
The following tables provide a summary of the fair value of derivatives, which are presented on a net basis in our consolidated balance sheets, that were designated as hedging instruments as of December 31, 2017 and September 30, 2018 (in thousands):

	December 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Energy commodity derivatives contracts, net	$—	Energy commodity derivatives contracts, net	$173
Interest rate contracts	Other current assets	12,177	Other current liabilities	—
	Total	$12,177	Total	$173

	September 30, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Energy commodity derivatives contracts, net	$—	Energy commodity derivatives contracts, net	$189
Interest rate contracts	Other current assets	5,215	Other current liabilities	—
	Total	$5,215	Total	$189

The following tables provide a summary of the fair value of derivatives, which are presented on a net basis in our consolidated balance sheets, that were not designated as hedging instruments as of December 31, 2017 and September 30, 2018 (in thousands):

	December 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Energy commodity derivatives contracts, net	$12,605	Energy commodity derivatives contracts, net	$38,126
Futures contracts	Other noncurrent assets	246	Other noncurrent liabilities	637
	Total	$12,851	Total	$38,763

	September 30, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Energy commodity derivatives contracts, net	$22,843	Energy commodity derivatives contracts, net	$54,898

9.	Commitments and Contingencies

Butane Blending Patent Infringement Proceeding

On October 4, 2017, Sunoco Partners Marketing & Terminals L.P. (“Sunoco”) brought an action for patent infringement in the U.S. District Court for the District of Delaware alleging Magellan Midstream Partners, L.P. (“Magellan”) and Powder Springs Logistics, LLC (“Powder Springs”) have infringed patents relating to butane

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

blending at the Powder Springs facility located in Powder Springs, Georgia. Sunoco has since submitted pleadings alleging that Magellan has also infringed various patents relating to butane blending at nine Magellan facilities, in addition to Powder Springs. Sunoco is seeking an undetermined amount of damages, attorneys’ fees and a permanent injunction enjoining Magellan and Powder Springs from infringing on the subject patents. We deny and are vigorously defending against all claims asserted by Sunoco. Although it is not possible to predict the ultimate outcome, we believe, based on our current understanding of the applicable facts and law, that the ultimate resolution of this matter will not have a material adverse impact on our results of operations, financial position or cash flows.

Environmental Liabilities

Liabilities recognized for estimated environmental costs were $19.3 million and $23.6 million at December 31, 2017 and September 30, 2018, respectively. We have classified environmental liabilities as current or noncurrent based on management’s estimates regarding the timing of actual payments. Environmental expenses recognized as a result of changes in our environmental liabilities are generally included in operating expenses on our consolidated statements of income. Environmental expenses were $3.0 million and $5.5 million for the three months ended September 30, 2017 and 2018, respectively, and $7.5 million and $10.8 million for the nine months ended September 30, 2017 and 2018, respectively.

Environmental Receivables

Receivables from insurance carriers and other third parties related to environmental matters were $7.2 million at December 31, 2017, of which $0.5 million and $6.7 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets. Receivables from insurance carriers and other third parties related to environmental matters were $6.7 million at September 30, 2018, of which $0.7 million and $6.0 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets.

Other

In connection with the sale of part of our interest in BridgeTex (see Note 4 – Investments in Non-Controlled Entities), we agreed to indemnify an affiliate of OMERS for certain claims involving BridgeTex.  The maximum obligation is limited to the net proceeds we received.  We probability-weighted potential outcome scenarios to estimate the value of such indemnification obligations. As a result, we reduced the gain recognized on the transaction by $16.0 million and recorded the same estimate in other noncurrent liabilities on our consolidated balance sheets this period. We believe, however, that the most likely outcome is that no significant liability will result from such obligations.

We have entered into an agreement to guarantee our 50% pro rata share, up to $25.0 million, of obligations under Powder Springs’ credit facility. As of September 30, 2018, our consolidated balance sheets reflected a $0.4 million other current liability and a corresponding increase in our investment in non-controlled entities on our consolidated balance sheets to reflect the fair value of this guarantee.

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
The compensation committee of our general partner’s board of directors administers our long-term incentive plan (“LTIP”) covering certain of our employees and the independent directors of our general partner. The LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate payout of 11.9 million of our limited partner units. The estimated units remaining available under the LTIP at September 30, 2018 total 2.1 million.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our equity-based incentive compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Performance-based awards	$2,728	$7,087	$12,119	$22,176
Time-based awards	738	846	2,064	2,436
Total	$3,466	$7,933	$14,183	$24,612

Allocation of LTIP expense on our consolidated statements of income:
G&A expense	$3,430	$7,867	$14,062	$24,412
Operating expense	36	66	121	200
Total	$3,466	$7,933	$14,183	$24,612

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

The following table details the changes in the number of our limited partner units outstanding from December 31, 2017 through September 30, 2018:

Limited partner units outstanding on December 31, 2017	228,024,556
January 2018–Settlement of employee LTIP awards	168,913
During 2018–Other(a)	1,691
Limited partner units outstanding on September 30, 2018	228,195,160

(a) Limited partner units issued to settle the equity-based retainer paid to an independent director of our general partner.

Distributions

Distributions we paid during 2017 and 2018 were as follows (in thousands, except per unit amounts):

Payment Date	Per Unit Cash Distribution Amount	Total Cash Distribution to Limited Partners
02/14/2017	$0.8550	$194,961
05/15/2017	0.8725	198,951
08/14/2017	0.8900	202,942
Through 09/30/2017	2.6175	596,854
11/14/2017	0.9050	206,362
Total	$3.5225	$803,216

02/14/2018	$0.9200	$209,940
05/15/2018	0.9375	213,933
08/14/2018	0.9575	218,497
Through 09/30/2018	2.8150	642,370
11/14/2018(a)	0.9775	223,061
Total	$3.7925	$865,431

(a) Our general partner’s board of directors declared this cash distribution in October 2018 to be paid on November 14, 2018 to unitholders of record at the close of business on November 7, 2018.

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

•
Debt. The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2017 and September 30, 2018; however, where recent observable market trades were not available, prices were determined using adjustments to the last traded value for that debt issuance or by adjustments to the prices of similar debt instruments of peer entities that are actively traded. The carrying amount of borrowings, if any, under our revolving credit facility and our commercial paper program approximates fair value due to the frequent repricing of these obligations.

Fair Value Measurements - Financial Assets and Liabilities

The following tables summarize the carrying amounts, fair values and fair value measurements recorded or disclosed as of December 31, 2017 and September 30, 2018 based on the three levels established by ASC 820, Fair Value Measurements and Disclosures (in thousands):

	December 31, 2017
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts	$(26,085)	$(26,085)	$(26,085)	$—	$—
Interest rate contracts	$12,177	$12,177	$—	$12,177	$—
Long-term receivables	$27,676	$27,676	$—	$—	$27,676
Debt	$(4,524,492)	$(4,826,480)	$—	$(4,826,480)	$—

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2018
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts	$(32,244)	$(32,244)	$(32,244)	$—	$—
Interest rate contracts	$5,215	$5,215	$—	$5,215	$—
Long-term receivables	$23,520	$23,520	$—	$—	$23,520
Debt	$(4,271,505)	$(4,314,870)	$—	$(4,314,870)	$—

13.	Related Party Transactions

Stacy P. Methvin is an independent member of our general partner’s board of directors and is also a director of one of our customers.  We received tariff and other ancillary revenue from this customer of $4.1 million and $6.0 million for the three months ended September 30, 2017 and 2018, respectively, and $12.5 million and $14.4 million for the nine months ended September 30, 2017 and 2018, respectively. We recorded receivables of $1.6 million and $3.0 million from this customer at December 31, 2017 and September 30, 2018, respectively.  The tariff revenue we recognized from this customer was in the normal course of business, with rates determined in accordance with published tariffs.

See Note 4 – Investments in Non-Controlled Entities for details of transactions with our joint ventures.

14.	Subsequent Events

Recognizable events

No recognizable events occurred subsequent to September 30, 2018.

Non-recognizable events

Cash Distribution. In October 2018, our general partner’s board of directors declared a quarterly distribution of $0.9775 per unit for the period of July 1, 2018 through September 30, 2018. This quarterly cash distribution will be paid on November 14, 2018 to unitholders of record on November 7, 2018. The total cash distributions expected to be paid under this declaration are approximately $223.1 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a publicly traded limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of September 30, 2018, our asset portfolio, including the assets of our joint ventures, consisted of:

•
our refined products segment, comprised of our 9,700-mile refined products pipeline system with 53 terminals as well as 26 independent terminals not connected to our pipeline system and our 1,100-mile ammonia pipeline system;

•
our crude oil segment, comprised of approximately 2,200 miles of crude oil pipelines, our condensate splitter and storage facilities with an aggregate storage capacity of approximately 33 million barrels, of which approximately 21 million barrels are used for contract storage; and

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

Growth Projects

Permian Gulf Coast Pipeline. In September 2018, we announced plans for a joint project with Energy Transfer LP, MPLX LP and Delek US Holdings, Inc. to construct a new 30-inch diameter common carrier pipeline to transport crude oil from the Permian Basin to the Texas Gulf Coast region. The 600-mile pipeline system has received sufficient commitments to proceed with construction and is expected to be operational in mid-2020, subject to receipt of customary regulatory and board approvals of the respective entities. As currently contemplated, we expect our portion of this project to cost approximately $500 million.

West Texas Expansion. In response to shipper demand and in connection with our previously-announced East Houston to Hearne, Texas pipeline project, we are expanding the western leg of our refined petroleum products pipeline system in Texas to approximately 175,000 barrels per day (bpd) from our current capacity of 100,000 bpd.  The expansion is supported by long-term customer commitments and will be accomplished by a combination of increased pipeline diameter along our existing route and construction of 140 miles of new pipe.  We expect this project to cost a total of approximately $500 million, with the expanded capacity available mid-2020, subject to receipt of all necessary permits and approvals.

Recent Developments

Investment in BridgeTex Pipeline Company, LLC (“BridgeTex”). In September 2018, we sold a 20% interest in BridgeTex to an affiliate of OMERS Infrastructure Management, Inc., which reduced our ongoing investment in BridgeTex to a 30% interest. We received $578.5 million in cash from the sale, and we recorded a gain of $353.8 million on our consolidated statements of income. We continue to serve as the operator of BridgeTex.

Cash Distribution. In October 2018, the board of directors of our general partner declared a quarterly cash distribution of $0.9775 per unit for the period of July 1, 2018 through September 30, 2018. This quarterly cash distribution will be paid on November 14, 2018 to unitholders of record on November 7, 2018. Total distributions expected to be paid under this declaration are approximately $223.1 million.

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

In first quarter 2018, an error was discovered in our third-party actuary’s valuation of our pension liabilities and net periodic pension expenses dating back to 2010. The impacts of the error were not material to any of our prior period financial statements and were corrected in first quarter 2018. As a result, our financial results for the nine months ended September 30, 2018 include a one-time $16.0 million pension correction, which included a $5.7 million increase to operating expenses, $3.4 million increase to G&A costs and $6.9 million increase to other expense below operating profit. See Note 1 – Organization, Description of Business and Basis of Presentation in Item 1 of Part I of this report for further information.

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2018

	Three Months Ended September 30,		Variance Favorable (Unfavorable)
	2017	2018	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$289.0	$300.0	$11.0	4
Crude oil	116.3	145.1	28.8	25
Marine storage	42.5	44.6	2.1	5
Intersegment eliminations	(0.8)	(0.9)	(0.1)	(13)
Total transportation and terminals revenue	447.0	488.8	41.8	9
Affiliate management fee revenue	4.9	4.8	(0.1)	(2)
Operating expenses:
Refined products	118.7	112.3	6.4	5
Crude oil	31.2	45.2	(14.0)	(45)
Marine storage	17.8	17.1	0.7	4
Intersegment eliminations	(2.3)	(2.5)	0.2	9
Total operating expenses	165.4	172.1	(6.7)	(4)
Product margin:
Product sales revenue	121.0	144.4	23.4	19
Cost of product sales	121.9	120.6	1.3	1
Product margin	(0.9)	23.8	24.7	n/a
Earnings of non-controlled entities	31.2	53.8	22.6	72
Operating margin	316.8	399.1	82.3	26
Depreciation and amortization expense	49.9	56.2	(6.3)	(13)
G&A expense	37.2	47.4	(10.2)	(27)
Operating profit	229.7	295.5	65.8	29
Interest expense (net of interest income and interest capitalized)	48.3	51.5	(3.2)	(7)
Gain on sale of asset	(18.5)	(353.8)	335.3	1,812
Other expense	0.5	1.7	(1.2)	(240)
Income before provision for income taxes	199.4	596.1	396.7	199
Provision for income taxes	0.9	1.5	(0.6)	(67)
Net income	$198.5	$594.6	$396.1	200
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.521	$1.600
Volume shipped (million barrels):
Gasoline	75.8	73.4
Distillates	41.0	45.6
Aviation fuel	6.7	8.1
Liquefied petroleum gases	3.9	4.4
Total volume shipped	127.4	131.5
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$1.332	$1.266
Volume shipped (million barrels)	48.4	62.8
Crude oil terminal average utilization (million barrels per month)	14.9	16.0
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(1)	25.7	36.5
Saddlehorn - volume shipped (million barrels)(2)	4.4	6.7
Marine storage:
Marine terminal average utilization (million barrels per month)	22.5	22.6

(1) These volumes reflect the total shipments for the BridgeTex pipeline, which was owned 50% by us through September 28, 2018 and 30% thereafter.
(2) These volumes reflect the total shipments for the Saddlehorn pipeline, which is owned 40% by us.

Transportation and terminals revenue increased $41.8 million resulting from:

•
an increase in refined products revenue of $11.0 million. Higher shipments in the current period resulted from stronger demand for refined products in large part due to increased distillate demand in crude oil production regions. Additionally, the average rate per barrel in the current period was favorably impacted by the mid-year tariff adjustments;

•
an increase in crude oil revenue of $28.8 million primarily due to more spot shipments on the Longhorn pipeline due to the favorable pricing differential between the Permian Basin and Houston which resulted in more volume at a higher average rate. We also benefited from higher volumes from our condensate splitter at Corpus Christi, higher volumes on our Houston distribution system and higher revenues from new system storage and ancillary services that we provided to our shippers in conjunction with capacity from our storage contracts with Seabrook Logistics, LLC (“Seabrook”). Overall, the average crude oil rate per barrel decreased between periods due to significantly higher volumes on our Houston distribution system, which move at a lower rate; and

•
an increase in marine storage revenue of $2.1 million primarily due to higher rates and more ancillary fees reflecting increased customer activity as the prior year was negatively impacted by Hurricane Harvey.

Operating expenses increased by $6.7 million primarily resulting from:

•
a decrease in refined products expenses of $6.4 million primarily due to more favorable product overages (which reduce operating expenses) partially offset by higher property taxes due to a favorable adjustment in the 2017 period and more integrity spending in the current year;

•
an increase in crude oil expenses of $14.0 million primarily due to fees we paid to Seabrook for contract storage and ancillary services that we utilized to provide services to our shippers, higher environmental accruals, higher power costs and less favorable product overages; and

•	a decrease in marine storage expenses of $0.7 million primarily due to environmental accruals and clean-up work related to Hurricane Harvey that negatively impacted the 2017 period.
Product sales revenue resulted primarily from our butane blending activities, transmix fractionation and the sale of tender deductions and product overages from our operations. We utilize futures contracts to hedge against changes in the price of petroleum products we expect to sell in future periods, as well as to hedge against changes in the price of butane we expect to purchase. See Note 8 – Derivative Financial Instruments in Item 1 of Part I for a discussion of our hedging strategies and how our use of futures contracts impacts our product margin, and Other Items – Commodity Derivative Agreements – Impact of Commodity Derivatives on Results of Operations below for more information about our futures contracts. Product margin increased $24.7 million primarily due to lower unrealized losses on futures contracts recognized in the current period compared to third quarter 2017.
Earnings of non-controlled entities increased $22.6 million primarily due to increased earnings from BridgeTex mainly attributable to incremental shipments related to new commitments that began in first quarter 2018 for recently added pipeline capacity and more spot shipments due to the favorable pricing differential between the Permian Basin and Houston. Earnings from Saddlehorn Pipeline Company, LLC (“Saddlehorn”) were higher as well primarily as a result of a contractual step-up in committed shipments beginning September 2017 and again in September 2018. Increased butane blending volumes and margins resulted in higher earnings from Powder Springs Logistics, LLC (“Powder Springs”), and recently completed construction of additional storage contributed to higher earnings from Seabrook.
Depreciation and amortization expense increased $6.3 million primarily due to the commencement of expansion capital projects recently placed into service.
G&A expense increased $10.2 million primarily due to higher personnel costs resulting from an increase in employee headcount as a result of the growth of our business and higher incentive compensation expense due to company performance in 2018.

Interest expense, net of interest income and interest capitalized, increased $3.2 million in third quarter 2018. Our average outstanding debt increased from $4.3 billion in third quarter 2017 to $4.7 billion in third quarter 2018 primarily due to borrowings for expansion capital expenditures. Our weighted-average interest rate in third quarter 2018 was 4.6% compared to 4.7% in third quarter 2017.
Gain on sale of asset was $335.3 million favorable. We recognized a $353.8 million gain on the sale of a portion of our interest in BridgeTex in third quarter 2018 (see Note 4 – Investments in Non-Controlled Entities in Item 1 of Part I for further details about this sale). In third quarter 2017, we recognized an $18.5 million gain in connection with the sale of an inactive terminal along our refined products pipeline system.
Other expense was $1.2 million unfavorable primarily due to less favorable valuation adjustments associated with our crude oil tank bottoms.
Provision for income taxes was $0.6 million unfavorable primarily due to higher earnings in the current period.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2018

	Nine Months Ended September 30,		Variance Favorable (Unfavorable)
	2017	2018	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$808.8	$851.5	$42.7	5
Crude oil	329.8	409.3	79.5	24
Marine storage	136.7	134.9	(1.8)	(1)
Intersegment eliminations	(2.4)	(2.7)	(0.3)	(13)
Total transportation and terminals revenue	1,272.9	1,393.0	120.1	9
Affiliate management fee revenue	12.9	15.1	2.2	17
Operating expenses:
Refined products	312.9	319.7	(6.8)	(2)
Crude oil	90.0	110.0	(20.0)	(22)
Marine storage	45.8	52.8	(7.0)	(15)
Intersegment eliminations	(6.4)	(7.2)	0.8	13
Total operating expenses	442.3	475.3	(33.0)	(7)
Product margin:
Product sales revenue	548.6	552.8	4.2	1
Cost of product sales	440.7	473.8	(33.1)	(8)
Product margin	107.9	79.0	(28.9)	(27)
Earnings of non-controlled entities	78.2	130.8	52.6	67
Operating margin	1,029.6	1,142.6	113.0	11
Depreciation and amortization expense	146.1	161.7	(15.6)	(11)
G&A expense	120.9	147.2	(26.3)	(22)
Operating profit	762.6	833.7	71.1	9
Interest expense (net of interest income and interest capitalized)	143.1	153.7	(10.6)	(7)
Gain on sale of asset	(18.5)	(353.8)	335.3	1,812
Other expense	3.7	10.3	(6.6)	(178)
Income before provision for income taxes	634.3	1,023.5	389.2	61
Provision for income taxes	2.7	3.6	(0.9)	(33)
Net income	$631.6	$1,019.9	$388.3	61
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.489	$1.524
Volume shipped (million barrels):
Gasoline	218.7	219.0
Distillates	119.6	132.7
Aviation fuel	20.2	21.3
Liquefied petroleum gases	9.6	10.4
Total volume shipped	368.1	383.4
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$1.412	$1.325
Volume shipped (million barrels)	137.0	168.4
Crude oil terminal average utilization (million barrels per month)	15.5	16.1
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(1)	66.4	100.0
Saddlehorn - volume shipped (million barrels)(2)	12.1	18.5
Marine storage:
Marine terminal average utilization (million barrels per month)	23.4	22.6

(1) These volumes reflect the total shipments for the BridgeTex pipeline, which was owned 50% by us through September 28, 2018 and 30% thereafter.
(2) These volumes reflect the total shipments for the Saddlehorn pipeline, which is owned 40% by us.

Transportation and terminals revenue increased $120.1 million resulting from:

•
an increase in refined products revenue of $42.7 million. Shipments increased in the current period primarily due to stronger demand for refined products in large part due to higher distillate demand in crude oil production regions. We also benefited from higher storage and other ancillary service fees along our pipeline system due to increased customer activity;

•
an increase in crude oil revenue of $79.5 million primarily due to revenues from our condensate splitter at Corpus Christi that began commercial operations in June 2017, as well as more spot shipments on the Longhorn pipeline due to the favorable pricing differential between the Permian Basin and Houston which resulted in more volume at a higher average rate. Overall, the average crude rate per barrel decreased between periods due to significantly higher volumes on our Houston distribution system, which move at a lower rate; and

•	a decrease in marine storage revenue of $1.8 million primarily due to lower utilization resulting from the timing of maintenance work and the impact of tanks damaged by Hurricane Harvey.
Operating expenses increased by $33.0 million primarily resulting from:

•
an increase in refined products expenses of $6.8 million primarily due to higher personnel costs, which include a one-time pension correction, higher asset integrity spending and higher property taxes, partially offset by more favorable product overages;

•
an increase in crude oil expenses of $20.0 million primarily due to costs associated with our condensate splitter that began commercial operations in June 2017, fees we paid to Seabrook for contract storage and ancillary services that we utilized to provide services to our shippers, higher power costs associated with increased pipeline movements and higher personnel costs resulting from higher incentive compensation accrual as well as a one-time pension correction; and

•
an increase in marine storage expenses of $7.0 million primarily due to higher personnel costs mainly resulting from higher incentive compensation accrual as well as a one-time pension correction, combined with demolition costs incurred in connection with the expansion of our Galena Park, Texas dock facilities in 2018.

Product margin decreased $28.9 million primarily due to lower butane blending volumes and higher butane costs, resulting in lower butane blending margins.
Earnings of non-controlled entities increased $52.6 million primarily due to increased earnings from BridgeTex attributable to incremental shipments related to new commitments that began in 2018 for recently added pipeline capacity and increased spot shipments. Earnings from Saddlehorn were higher primarily due to a contractual step-up in committed shipments beginning September 2017. Earnings from Powder Springs and Double Eagle Pipeline LLC (“Double Eagle”) were also higher, and completed construction of additional storage contributed to higher earnings from Seabrook.
Depreciation and amortization expense increased $15.6 million primarily due to the commencement of expansion capital projects recently placed into service.
G&A expense increased $26.3 million primarily due to higher personnel costs resulting from an increase in employee headcount as a result of the growth of our business and higher incentive compensation expense due to company performance in 2018, as well as an increase from a one-time pension correction.
Interest expense, net of interest income and interest capitalized, increased $10.6 million in 2018 primarily due to higher outstanding debt in the current period. Our average outstanding debt increased from $4.2 billion in 2017 to $4.6 billion in 2018 primarily due to borrowings for expansion capital expenditures. Our weighted-average interest rate of 4.7% in 2018 was comparable to 2017.

Gain on sale of asset was $335.3 million favorable. We recognized a $353.8 million gain on the sale of a portion of our interest in BridgeTex in 2018. In 2017, we recognized an $18.5 million gain in connection with the sale of an inactive terminal along our refined products pipeline system.
Other expense was $6.6 million unfavorable primarily due to a one-time pension correction in 2018 and less favorable valuation adjustments associated with our crude oil tank bottoms, partially offset by a payment received in second quarter 2018 related to a 2016 asset transfer.
Provision for income taxes was $0.9 million unfavorable primarily due to higher earnings in the current period.

Distributable Cash Flow

We calculate the non-GAAP measures of distributable cash flow (“DCF”) and adjusted EBITDA in the table below. Management uses DCF as a basis for recommending to our general partner’s board of directors the amount of cash distributions to be paid to our limited partners each period. Management also uses DCF as a basis for determining the payouts for the performance-based awards issued under our equity-based compensation plan. Adjusted EBITDA is an important measure that we and the investment community use to assess the financial results of an entity. We believe that investors benefit from having access to the same financial measures utilized by management for these evaluations. A reconciliation of DCF and adjusted EBITDA for the nine months ended September 30, 2017 and 2018 to net income, which is its nearest comparable GAAP financial measure, follows (in millions):

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2018
Net income	$631.6	$1,019.9	$388.3
Interest expense, net	143.1	153.7	10.6
Depreciation and amortization	146.1	161.7	15.6
Equity-based incentive compensation(1)	0.3	15.3	15.0
Loss on sale and retirement of assets	7.6	6.3	(1.3)
Gain on sale of asset(2)	(18.5)	(351.2)	(332.7)
Commodity-related adjustments:
Derivative losses recognized in the period associated with future product transactions(3)	13.5	33.9	20.4
Derivative losses recognized in previous periods associated with product sales completed in the period(3)	(25.5)	(38.9)	(13.4)
Inventory valuation adjustments(4)	4.0	0.2	(3.8)
Total commodity-related adjustments	(8.0)	(4.8)	3.2
Distributions from operations of non-controlled entities in excess of earnings	19.5	17.1	(2.4)
Other(5)	3.8	3.7	(0.1)
Adjusted EBITDA	925.5	1,021.7	96.2
Interest expense, net, excluding debt issuance cost amortization	(140.6)	(151.3)	(10.7)
Maintenance capital(6)	(71.8)	(63.1)	8.7
DCF	$713.1	$807.3	$94.2

(1)
Because we intend to satisfy vesting of unit awards under our equity-based incentive compensation plan with the issuance of limited partner units, expenses related to this plan generally are deemed non-cash and added back for DCF purposes. The equity-based compensation adjustment for the nine months ended September 30, 2017 and 2018 was $14.2 million and $24.6 million, respectively.

However, the figures above include adjustments of $13.9 million and $9.3 million, respectively, for cash payments associated with our equity-based incentive compensation plan, which primarily include tax withholdings.

(2)
In September 2018, we recognized a $353.8 million gain from the sale of a portion of our interest in BridgeTex, of which $351.2 million has been deducted from the calculation of DCF, as it is not related to our ongoing operations. The remaining $2.6 million represents a purchase price adjustment related to September operations and, as such, is included in DCF.

In September 2017, we recognized an $18.5 million gain in connection with the sale of an inactive terminal along our refined products pipeline system, which has been deducted from the calculation of DCF because it is not related to our ongoing operations.
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

(5)
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
Net cash provided by operating activities was $813.7 million and $863.8 million for the nine months ended September 30, 2017 and 2018, respectively. The $50.1 million increase in 2018 was due to higher net income as previously described, partially offset by adjustments for non-cash items and changes in our working capital.
Investing Activities. Investing cash flows consist primarily of capital expenditures and investments in non-controlled entities.
Net cash used by investing activities for the nine months ended September 30, 2017 was $435.3 million and net cash provided by investing activities for the nine months ended September 30, 2018 was $101.4 million. During the 2018 period, we sold a portion of our interest in BridgeTex for cash proceeds of $578.5 million. Also during the 2018 period, we incurred $375.6 million for capital expenditures, which included $63.1 million for maintenance capital, $276.1 million for our expansion capital projects and $36.4 million for undivided joint interest projects for which cash was received from a third party. Additionally, we contributed capital of $147.0 million in conjunction with our joint venture capital projects, which we account for as investments in non-controlled entities. During the 2017 period, we incurred $443.4 million for capital expenditures, which included $71.8 million for maintenance capital and $371.6 million for expansion capital, and we contributed capital of $114.1 million in conjunction with our joint venture capital projects.
Financing Activities. Financing cash flows consist primarily of distributions to our unitholders and borrowings and repayments under our commercial paper program.
Net cash used by financing activities for the nine months ended September 30, 2017 and 2018 was $391.7 million and $881.1 million, respectively. During the 2018 period, we paid cash distributions of $642.4 million to our unitholders and repaid our $250.0 million of 6.40% notes due 2018. Also, in January 2018, our equity-based incentive compensation awards that vested December 31, 2017 were settled by issuing 168,913 limited partner units and distributing those units to the long-term incentive plan (“LTIP”) participants, resulting in payments primarily associated with tax withholdings of $9.3 million. During the 2017 period, we paid cash distributions of $596.9 million to our unitholders. Additionally, net commercial paper borrowings during the 2017 period were $219.0 million. Also, in January 2017, the cumulative amounts of our LTIP awards that vested December 31, 2016 were settled by issuing 216,679 limited partner units and distributing those units to the LTIP participants, resulting in payments primarily associated with tax withholdings of $13.9 million.
The quarterly distribution amount related to our third quarter 2018 financial results (to be paid in fourth quarter 2018) is $0.9775 per unit.  If we are able to meet management’s targeted distribution growth of 8% during 2018 and the number of outstanding limited partner units remains at 228.2 million, total cash distributions of approximately $885 million will be paid to our unitholders related to 2018 financial results. Management believes we will have sufficient cash flows to fund these distributions.

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

For the nine months ended September 30, 2018, our maintenance capital spending was $63.1 million. For 2018, we expect to spend approximately $90 million on maintenance capital.

During the first nine months of 2018, we spent $276.1 million for our expansion capital projects and contributed $147.0 million for capital projects in conjunction with our joint ventures. Based on the progress of expansion projects already underway, including expansion of the western leg of our refined products pipeline system in Texas and our share of spending for the Permian Gulf Coast pipeline, we expect to spend approximately $800 million in 2018, $1.3 billion in 2019 and $400 million in 2020 to complete our current projects.

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

Longhorn Pipeline Contracts Renewal.  The initial term of our contracts for the Longhorn pipeline expired on September 30, 2018. All committed shippers have now either elected to extend their contracts under current terms for an additional two years or have executed new contracts with lower incentive tariff rates and terms up to 10 years, resulting in an average contract term of five years and a lower average tariff rate. We do not expect the reduced tariff to have a material impact on our results of operations, financial position or cash flows.

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

As of September 30, 2018, our open derivative contracts and the impact of the derivatives we settled during the period were comprised of futures contracts used to hedge sales and purchases of refined products, crude oil and butane related to our tender deductions, product overages, butane blending and fractionation activities. These contracts were accounted for as economic hedges, with the change in fair value of contracts that hedge future sales recorded to product sales, and the change in fair value of contracts that hedge future purchases recorded to cost of product sales.

For further information regarding the quantities of refined products and crude oil hedged at September 30, 2018 and the fair value of open hedge contracts at that date, please see Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The following tables provide a summary of the impacts of the mark-to-market gains and losses associated with these futures contracts on our results of operations for the respective periods presented (in millions):

	Nine Months Ended September 30, 2017
	Product Sales Revenue	Cost of Product Sales	Operating Expense	Other Income	Net Impact on Net Income
Gains (losses) recorded on open futures contracts during the period	$(31.6)	$17.2	$0.7	$2.4	$(11.3)
Gains recognized on settled futures contracts during the period	27.2	2.5	—	—	29.7
Net impact of futures contracts	$(4.4)	$19.7	$0.7	$2.4	$18.4

	Nine Months Ended September 30, 2018
	Product Sales Revenue	Cost of Product Sales	Operating Expense	Other Income	Net Impact on Net Income
Gains (losses) recorded on open futures contracts during the period	$(51.7)	$20.8	$—	$—	$(30.9)
Losses recognized on settled futures contracts during the period	(18.4)	(4.7)	—	—	(23.1)
Net impact of futures contracts	$(70.1)	$16.1	$—	$—	$(54.0)

Related Party Transactions. See Note 13 – Related Party Transactions in Item 1 of Part I of this report for detail of our related party transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Forward physical contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of September 30, 2018, we had commitments under forward purchase and sale contracts as follows (in millions):

	Total	2018	2019 - 2020
Forward purchase contracts – notional value	$242.2	$122.9	$119.3
Forward purchase contracts – barrels	4.7	2.4	2.3
Forward sales contracts – notional value	$61.6	$46.2	$15.4
Forward sales contracts – barrels	0.7	0.5	0.2

We also use exchange-traded futures contracts to hedge against changes in the price of petroleum products we expect to sell or purchase. Virtually all of our open contracts did not qualify for hedge accounting treatment under ASC 815, Derivatives and Hedging, and we accounted for these contracts as economic hedges, with changes in fair value recognized currently in earnings. The fair value of these open futures contracts, representing 5.4 million barrels of petroleum products we expect to sell and 1.7 million barrels of butane we expect to purchase, was a net liability of $32.1 million. With respect to these contracts, a $10.00 per barrel increase (decrease) in the prices of petroleum products we expect to sell would result in a $54.0 million decrease (increase) in our operating profit, while a $10.00 per barrel increase (decrease) in the price of butane we expect to purchase would result in $17.0 million increase (decrease) in our operating profit. These increases or decreases in operating profit would be substantially offset by higher or lower product sales revenue or cost of product sales when the physical sale or purchase of those products occurs. These contracts may be for the purchase or sale of products in markets different from those in which we are attempting to hedge our exposure, and the resulting hedges may not eliminate all price risks.

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk.

We have entered into $200.0 million of interest rate derivatives to protect against the risk of variability of interest payments on debt we anticipate issuing in the future. The fair value of these contracts at September 30, 2018 was a net asset of $5.2 million. We account for these agreements as cash flow hedges. A 0.125% decrease in interest rates would result in a decrease in the fair value of this asset of approximately $4.8 million. A 0.125% increase in interest rates would result in an increase in the fair value of approximately $4.6 million.

ITEM 4.	CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) of the Securities Exchange Act) as of the end of the period covered by the date of this report. We performed this evaluation under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and practices are effective in providing reasonable assurance that all required disclosures are included in the current report. Additionally, these disclosure controls and practices are effective in ensuring that information required to be disclosed is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Butane Blending Patent Infringement Proceeding.  On October 4, 2017, Sunoco Partners Marketing & Terminals L.P. (“Sunoco”) brought an action for patent infringement in the U.S. District Court for the District of Delaware alleging Magellan Midstream Partners, L.P. (“Magellan”) and Powder Springs Logistics, LLC (“Powder Springs”) have infringed patents relating to butane blending at the Powder Springs facility located in Powder Springs, Georgia. Sunoco has since submitted pleadings alleging that Magellan has also infringed various patents relating to butane blending at nine Magellan facilities, in addition to Powder Springs. Sunoco is seeking an undetermined amount of damages, attorneys’ fees and a permanent injunction enjoining Magellan and Powder Springs from infringing on the subject patents. We deny and are vigorously defending against all claims asserted by Sunoco. Although it is not possible to predict the ultimate outcome, we believe, based on our current understanding of the applicable facts and law, that the ultimate resolution of this matter will not have a material adverse impact on our results of operations, financial position or cash flows.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed below on the Index to Exhibits are filed or incorporated by reference as part of this report.

INDEX TO EXHIBITS

Exhibit Number		Description

Exhibit 2.1*	—
Membership Interest Purchase Agreement dated August 20, 2018 by and among Plains Pipeline, L.P., Magellan OLP, L.P. and Mapleleaf Midstream, LLC (filed as Exhibit 2.1 to Form 8-K filed August 24, 2018).

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

_______________________

*Such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on November 1, 2018.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	Magellan GP, LLC,
its general partner

/s/ Aaron L. Milford
Aaron L. Milford
Chief Financial Officer
(Principal Accounting and Financial Officer)