Form 10-Q
period 2019-03-31
MAGELLAN MIDSTREAM PARTNERS LP
filed 2019-05-01
CIK 1126975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
As of April 30, 2019, there were 228,403,428 outstanding limited partner units of Magellan Midstream Partners, L.P. that trade on the New York Stock Exchange under the ticker symbol “MMP.”

TABLE OF CONTENTS
PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2019
Transportation and terminals revenue	$431,937	$460,792
Product sales revenue	241,592	162,995
Affiliate management fee revenue	5,250	5,148
Total revenue	678,779	628,935
Costs and expenses:
Operating	143,296	146,025
Cost of product sales	199,592	169,094
Depreciation, amortization and impairment	51,879	61,871
General and administrative	46,556	45,995
Total costs and expenses	441,323	422,985
Other income	—	6,941
Earnings of non-controlled entities	34,538	31,255
Operating profit	271,994	244,146
Interest expense	56,652	60,166
Interest capitalized	(4,647)	(3,454)
Interest income	(579)	(1,660)
Gain on disposition of assets	—	(21,788)
Other expense	8,724	2,050
Income before provision for income taxes	211,844	208,832
Provision for income taxes	934	1,169
Net income	$210,910	$207,663
Basic net income per limited partner unit	$0.92	$0.91
Diluted net income per limited partner unit	$0.92	$0.91
Weighted average number of limited partner units outstanding used for basic net income per unit calculation	228,320	228,558
Weighted average number of limited partner units outstanding used for diluted net income per unit calculation	228,360	228,558

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2018	2019
Net income	$210,910	$207,663
Other comprehensive income (loss):
Derivative activity:
Net gain (loss) on cash flow hedges	5,414	(4,376)
Reclassification of net loss on cash flow hedges to income	740	627
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	(5,944)	—
Amortization of prior service credit	(45)	(45)
Amortization of actuarial loss	5,114	1,348
Total other comprehensive income (loss)	5,279	(2,446)
Comprehensive income	$216,189	$205,217

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2018	March 31, 2019
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$218,283	$13,496
Trade accounts receivable	104,164	134,120
Other accounts receivable	25,007	31,937
Inventory	185,735	195,048
Energy commodity derivatives contracts, net	55,011	—
Energy commodity derivatives deposits	—	23,820
Other current assets	58,143	39,767
Total current assets	646,343	438,188
Property, plant and equipment	7,628,592	7,808,952
Less: accumulated depreciation	1,830,411	1,883,358
Net property, plant and equipment	5,798,181	5,925,594
Investments in non-controlled entities	1,076,306	1,128,626
Right-of-use asset, operating leases	—	172,105
Long-term receivables	20,844	20,646
Goodwill	53,260	53,260
Other intangibles (less accumulated amortization of $2,979 and $4,253 at December 31, 2018 and March 31, 2019, respectively)	51,174	49,900
Restricted cash	90,978	37,033
Other noncurrent assets	10,451	19,199
Total assets	$7,747,537	$7,844,551

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$138,735	$192,969
Accrued payroll and benefits	70,276	31,211
Accrued interest payable	63,258	46,788
Accrued taxes other than income	53,093	41,073
Environmental liabilities	9,153	6,851
Deferred revenue	121,085	118,690
Accrued product liabilities	75,482	94,431
Energy commodity derivatives contracts, net	—	13,272
Energy commodity derivatives deposits	37,328	—
Current portion of operating lease liability	—	23,264
Current portion of long-term debt, net	59,489	—
Other current liabilities	48,657	54,819
Total current liabilities	676,556	623,368
Long-term operating lease liability	—	148,603
Long-term debt, net	4,211,380	4,279,676
Long-term pension and benefits	122,580	124,652
Other noncurrent liabilities	82,240	40,295
Environmental liabilities	11,347	11,702
Commitments and contingencies
Partners’ capital:
Limited partner unitholders (228,195 units and 228,403 units outstanding at December 31, 2018 and March 31, 2019, respectively)	2,763,925	2,739,192
Accumulated other comprehensive loss	(120,491)	(122,937)
Total partners’ capital	2,643,434	2,616,255
Total liabilities and partners’ capital	$7,747,537	$7,844,551

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2018	2019
Operating Activities:
Net income	$210,910	$207,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment expense	51,879	61,871
Loss (gain) on sale and retirement of assets	1,997	(21,759)
Earnings of non-controlled entities	(34,538)	(31,255)
Distributions from operations of non-controlled entities	51,754	43,069
Equity-based incentive compensation expense	6,632	4,914
Amortization of prior service credit and actuarial loss	5,069	1,303
Debt prepayment costs	—	8,270
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	23,371	(36,886)
Inventory	(13,642)	(9,313)
Energy commodity derivatives contracts, net of derivatives deposits	617	7,135
Accounts payable	19,457	2,909
Accrued payroll and benefits	(26,544)	(39,065)
Accrued interest payable	(17,956)	(16,470)
Accrued taxes other than income	(16,721)	(12,020)
Accrued product liabilities	(10,893)	18,949
Deferred revenue	1,463	(2,395)
Current and noncurrent environmental liabilities	(359)	(1,947)
Other current and noncurrent assets and liabilities	25,406	21,583
Net cash provided by operating activities	277,902	206,556
Investing Activities:
Additions to property, plant and equipment, net(1)	(99,471)	(206,436)
Proceeds from sale and disposition of assets	214	53,676
Investments in non-controlled entities	(60,976)	(76,634)
Distributions from returns of investments in non-controlled entities	—	7,500
Net cash used by investing activities	(160,233)	(221,894)
Financing Activities:
Distributions paid	(209,940)	(227,832)
Net commercial paper borrowings	—	69,000
Borrowings under long-term notes	—	496,855
Payments on notes	—	(550,000)
Debt placement costs	(315)	(5,355)
Net payment on financial derivatives	—	(8,028)
Payments associated with settlement of equity-based incentive compensation	(9,285)	(9,764)
Debt prepayment costs	—	(8,270)
Net cash used by financing activities	(219,540)	(243,394)
Change in cash, cash equivalents and restricted cash	(101,871)	(258,732)
Cash, cash equivalents and restricted cash at beginning of period	176,068	309,261
Cash, cash equivalents and restricted cash at end of period	$74,197	$50,529

Supplemental non-cash investing and financing activities:
Issuance of limited partner units in settlement of equity-based incentive plan awards	$120	$480

(1) Additions to property, plant and equipment	$(105,384)	$(260,734)
Changes in accounts payable and other current liabilities related to capital expenditures	5,913	54,298
Additions to property, plant and equipment, net	$(99,471)	$(206,436)

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Unaudited, in thousands)

	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance, January 1, 2018	$2,267,231	$(137,578)	$2,129,653
Comprehensive income:
Net income	210,910	—	210,910
Total other comprehensive income	—	5,279	5,279
Total comprehensive income	210,910	5,279	216,189
Distributions	(209,940)	—	(209,940)
Equity-based incentive compensation expense	6,632	—	6,632
Issuance of limited partner units in settlement of equity-based incentive plan awards	120	—	120
Payments associated with settlement of equity-based incentive compensation	(9,285)	—	(9,285)
ASC 606 cumulative effect	5,975	—	5,975
Other	(157)	—	(157)
Balance, March 31, 2018	$2,271,486	$(132,299)	$2,139,187

Balance, January 1, 2019	$2,763,925	$(120,491)	2,643,434
Comprehensive income:
Net income	207,663	—	207,663
Total other comprehensive loss	—	(2,446)	(2,446)
Total comprehensive income	207,663	(2,446)	205,217
Distributions	(227,832)	—	(227,832)
Equity-based incentive compensation expense	4,914	—	4,914
Issuance of limited partner units in settlement of equity-based incentive plan awards	480	—	480
Payments associated with settlement of equity-based incentive compensation	(9,764)	—	(9,764)
Other	(194)	—	(194)
Balance, March 31, 2019	$2,739,192	$(122,937)	$2,616,255

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Description of Business and Basis of Presentation

Organization

Unless indicated otherwise, the terms “our,” “we,” “us” and similar language refer to Magellan Midstream Partners, L.P. together with its subsidiaries. Magellan Midstream Partners, L.P. is a Delaware limited partnership, and its limited partner units are traded on the New York Stock Exchange under the ticker symbol “MMP.” Magellan GP, LLC, a wholly-owned Delaware limited liability company, serves as its general partner.

Description of Business

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil.  As of March 31, 2019, our asset portfolio consisted of:

•
our refined products segment, comprised of our approximately 9,700-mile refined products pipeline system with 53 terminals as well as 25 independent terminals not connected to our pipeline system and our 1,100-mile ammonia pipeline system;

•
our crude oil segment, comprised of approximately 2,200 miles of crude oil pipelines, a condensate splitter and 33 million barrels of aggregate storage capacity, of which approximately 21 million barrels are used for contract storage. Approximately 1,000 miles of these pipelines, the condensate splitter and 28 million barrels of this storage capacity (including 19 million barrels used for contract storage) are wholly-owned, and the remainder is owned through joint ventures; and

•
our marine storage segment, consisting of six marine terminals located along coastal waterways with an aggregate storage capacity of approximately 27 million barrels. Five of these terminals and approximately 25 million barrels of this storage capacity are wholly-owned, and the remainder is owned through joint ventures.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	biofuels, such as ethanol and biodiesel, are typically blended with other refined products as required by government mandates.

We use the term petroleum products to describe any, or a combination, of the above-noted products.

Basis of Presentation

In the opinion of management, our accompanying consolidated financial statements which are unaudited, except for the consolidated balance sheet as of December 31, 2018, which is derived from our audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2019, the results of operations for the three months ended March 31, 2018 and 2019 and cash flows for the three months ended March 31, 2018 and 2019. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019 for several reasons. Profits from our butane blending activities are realized largely during the first and fourth quarters of each year. Additionally, gasoline demand, which drives transportation volumes and revenues on our refined products pipeline system, generally trends higher during the summer driving months. Further, the volatility of commodity prices impacts the profits from our commodity activities and, to a lesser extent, the volume of petroleum products we transport on our pipelines.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements in this report do not include all of the information and notes normally included with financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

New Accounting Pronouncements - Adopted by us on January 1, 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases. The new accounting model for lessors remains largely the same, although some changes have been made to align it with the new lessee model and the new revenue recognition guidance. This update also requires companies to include additional disclosures regarding their lessee and lessor agreements. We adopted this standard on January 1, 2019, and it did not have a material impact on our consolidated statements of income or our leverage ratio as defined in our credit agreement. Adoption of this ASU resulted in an increase in our assets and liabilities by approximately $172 million due to the recognition of right of use assets and lease liabilities. See Note 7 – Leases for our lease disclosures.

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

(1) Lease revenue in 2018 is accounted for under ASC 840, Leases.
(2) The impact on product sales revenue from futures contracts falls under the guidance of ASC 815, Derivatives and Hedging.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2019
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation	$171,027	$85,158	$—	$—	$256,185
Terminalling	40,398	5,246	899	—	46,543
Storage	26,439	34,318	35,218	(938)	95,037
Ancillary services	25,896	6,021	6,885	—	38,802
Lease revenue	3,245	16,865	4,115	—	24,225
Transportation and terminals revenue	267,005	147,608	47,117	(938)	460,792
Product sales revenue	155,156	5,713	2,126	—	162,995
Affiliate management fee revenue	412	3,486	1,250	—	5,148
Total revenue	422,573	156,807	50,493	(938)	628,935
Revenue not under the guidance of ASC 606:
Lease revenue(1)	(3,245)	(16,865)	(4,115)	—	(24,225)
Losses from futures contracts included in product sales revenue(2)	52,109	2,402	—	—	54,511
Affiliate management fee revenue	(412)	(3,486)	(1,250)	—	(5,148)
Total revenue from contracts with customers under ASC 606	$471,025	$138,858	$45,128	$(938)	$654,073

(1) Lease revenue in 2019 is accounted for under ASC 842, Leases.
(2) The impact on product sales revenue from futures contracts falls under the guidance of ASC 815, Derivatives and Hedging.

Balance Sheet Disclosures

The following table summarizes our accounts receivable, contract assets and contract liabilities resulting from contracts with customers (in thousands):

	December 31, 2018	March 31, 2019
Accounts receivable from contracts with customers	$102,684	$130,257
Contract assets	$8,487	$8,618
Contract liabilities	$122,129	$124,439

For the three months ended March 31, 2019, we recognized $70.2 million of transportation and terminals revenue that was recorded in deferred revenue as of December 31, 2018.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unfulfilled Performance Obligations

The following table provides the aggregate amount of the transaction price allocated to our unfulfilled performance obligations (“UPOs”) as of March 31, 2019 by operating segment, including the range of years remaining on our contracts with customers and an estimate of revenues expected to be recognized over the next 12 months (dollars in thousands):

	Refined Products	Crude Oil	Marine Storage	Total
Balances at 3/31/2019	$2,082,007	$1,270,411	$239,820	$3,592,238
Remaining terms	1 - 19 years	1 - 10 years	1 - 5 years
Estimated revenues from UPOs to be recognized in the next 12 months	$289,218	$327,365	$115,727	$732,310

3.	Segment Disclosures

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
We believe that investors benefit from having access to the same financial measures used by management. Operating margin, which is presented in the following tables, is an important measure used by management to evaluate the economic performance of our core operations. Operating margin is not a GAAP measure, but the components of operating margin are computed using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the tables below (presented in thousands). Operating profit includes depreciation, amortization and impairment expense and general and administrative (“G&A”) expense that management does not consider when evaluating the core profitability of our separate operating segments.

	Three Months Ended March 31, 2018
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$260,394	$126,258	$46,200	$(915)	$431,937
Product sales revenue	232,774	6,439	2,379	—	241,592
Affiliate management fee revenue	297	4,016	937	—	5,250
Total revenue	493,465	136,713	49,516	(915)	678,779
Operating expenses	94,049	33,591	17,964	(2,308)	143,296
Cost of product sales	190,333	7,050	2,209	—	199,592
Earnings of non-controlled entities	(2,318)	(31,608)	(612)	—	(34,538)
Operating margin	211,401	127,680	29,955	1,393	370,429
Depreciation, amortization and impairment expense	28,907	12,762	8,817	1,393	51,879
G&A expense	28,887	11,906	5,763	—	46,556
Operating profit	$153,607	$103,012	$15,375	$—	$271,994

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2019
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$267,005	$147,608	$47,117	$(938)	$460,792
Product sales revenue	155,156	5,713	2,126	—	162,995
Affiliate management fee revenue	412	3,486	1,250	—	5,148
Total revenue	422,573	156,807	50,493	(938)	628,935
Operating expenses	89,678	43,823	14,897	(2,373)	146,025
Cost of product sales	160,154	6,664	2,276	—	169,094
Other income	(614)	(1,573)	(4,754)	—	(6,941)
(Earnings) losses of non-controlled entities	1,430	(32,302)	(383)	—	(31,255)
Operating margin	171,925	140,195	38,457	1,435	352,012
Depreciation, amortization and impairment expense	35,534	15,259	9,643	1,435	61,871
G&A expense	27,715	12,615	5,665	—	45,995
Operating profit	$108,676	$112,321	$23,149	$—	$244,146

4.	Investments in Non-Controlled Entities

Our investments in non-controlled entities at March 31, 2019 were comprised of:

Entity	Ownership Interest
BridgeTex Pipeline Company, LLC (“BridgeTex”)	30%
Double Eagle Pipeline LLC (“Double Eagle”)	50%
HoustonLink Pipeline Company, LLC (“HoustonLink”)	50%
MVP Terminalling, LLC (“MVP”)	50%
Powder Springs Logistics, LLC (“Powder Springs”)	50%
Saddlehorn Pipeline Company, LLC (“Saddlehorn”)	40%
Seabrook Logistics, LLC (“Seabrook”)	50%
Texas Frontera, LLC (“Texas Frontera”)	50%

We serve as operator of BridgeTex, HoustonLink, MVP, Powder Springs, Saddlehorn, Texas Frontera and the pipeline activities of Seabrook. We receive fees for management services as well as reimbursement or payment to us for certain direct operational payroll and other overhead costs. The management fees we have received are reported as affiliate management fee revenue on our consolidated statements of income. Cost reimbursements we receive from these entities in connection with our operating services are included as reductions to costs and expenses on our consolidated statements of income and totaled $0.5 million and $1.5 million during the three months ended March 31, 2018 and 2019, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recorded the following revenue and expense transactions from certain of these non-controlled entities in our consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2018	2019
Transportation and terminals revenue:
BridgeTex, pipeline capacity and storage	$9,864	$10,145
Double Eagle, throughput revenue	$1,544	$1,659
Saddlehorn, storage revenue	$538	$552
Operating costs:
Seabrook, storage lease and ancillary services	$—	$6,909
Product sales revenue:
Powder Springs, butane sales	$2,719	$—

Our consolidated balance sheets reflected the following balances related to our investments in non-controlled entities (in thousands):

	December 31, 2018
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable	Long-Term Receivables
BridgeTex	$318	$1,549	$—	$—
Double Eagle	$546	$—	$—	$—
MVP	$—	$397	$—	$—
Powder Springs	$—	$—	$—	$2,221
Saddlehorn	$—	$183	$—	$—
Seabrook	$—	$—	$1,140	$—

	March 31, 2019
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable	Long-Term Receivables
BridgeTex	$284	$779	$179	$—
Double Eagle	$583	$—	$—	$—
MVP	$—	$361	$—	$—
Powder Springs	$—	$269	$—	$2,725
Saddlehorn	$—	$109	$—	$—
Seabrook	$—	$—	$1,646	$—
Texas Frontera	$—	$—	$83	$—

The financial results from MVP and Texas Frontera are included in our marine storage segment, the financial results from BridgeTex, Double Eagle, HoustonLink, Saddlehorn and Seabrook are included in our crude oil segment and the financial results from Powder Springs are included in our refined products segment, each as earnings of non-controlled entities.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of our investments in non-controlled entities follows (in thousands):

Investments at 12/31/2018	$1,076,306
Additional investment	76,634
Indemnification settlement	(5,000)
Earnings of non-controlled entities:
Proportionate share of earnings	31,719
Amortization of excess investment and capitalized interest	(464)
Earnings of non-controlled entities	31,255
Less:
Distributions from operations of non-controlled entities	43,069
Distributions from returns of investments in non-controlled entities	7,500
Investments at 3/31/2019	$1,128,626

5.	Inventory

Inventory at December 31, 2018 and March 31, 2019 was as follows (in thousands):

	December 31, 2018	March 31, 2019
Refined products	$92,751	$80,437
Liquefied petroleum gases	46,612	52,725
Transmix	28,497	35,947
Crude oil	11,220	19,557
Additives	6,655	6,382
Total inventory	$185,735	$195,048

6.	Employee Benefit Plans

We sponsor a defined contribution plan in which we match our employees’ qualifying contributions, resulting in additional expense to us. Expenses related to the defined contribution plan were $3.8 million and $4.1 million for the three months ended March 31, 2018 and 2019, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, we sponsor two union pension plans that cover certain union employees, a pension plan for all non-union employees and a postretirement benefit plan for certain employees. Net periodic benefit expense for the three months ended March 31, 2018 and 2019 was as follows (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2019
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$15,700	$65	$6,527	$54
Interest cost	6,443	106	3,000	119
Expected return on plan assets	(2,978)	—	(2,374)	—
Amortization of prior service credit	(45)	—	(45)	—
Amortization of actuarial loss	4,954	160	1,277	71
Net periodic benefit cost	$24,074	$331	$8,385	$244

The service component of our net periodic benefit costs is presented in operating expense and G&A expense, and the non-service components are presented in other expense in our consolidated statements of income.

The changes in accumulated other comprehensive loss (“AOCL”) related to employee benefit plan assets and benefit obligations for the three months ended March 31, 2018 and 2019 were as follows (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2019
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(97,226)	$(6,597)	$(88,602)	$(5,409)
Net actuarial loss	(5,944)	—	—	—
Amortization of prior service credit	(45)	—	(45)	—
Amortization of actuarial loss	4,954	160	1,277	71
Ending balance	$(98,261)	$(6,437)	$(87,370)	$(5,338)

Contributions estimated to be paid into the plans in 2019 are $32.1 million and $0.2 million for the pension plans and other postretirement benefit plan, respectively.

7.	Leases

As of January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842) using the modified retrospective method of adoption. We elected to use the transition option that allows us to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment (if any) to the opening balance of retained earnings in the year of adoption. Comparable periods continue to be presented under the guidance of the previous standard, ASC 840. ASC 842 requires lessees to recognize a lease liability and right-of-use asset on the balance sheet for operating leases. For lessors, the new accounting model remains largely the same, although some changes have been made to align it with the new lessee model and the new revenue recognition guidance, ASC 606, Revenue from Contracts with Customers. Our adoption of ASC 842 did not result in any material adjustments to retained earnings, changes in the timing or amounts of lease costs or changes to our leverage ratio as defined in our credit agreement.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have both lessee and lessor arrangements. Our leases are evaluated at inception or at any subsequent modification. Depending on the terms, leases are classified as either operating or finance leases if we are the lessee, or as operating, sales-type or direct financing leases if we are the lessor, as appropriate under ASC 842.  Our lessee arrangements primarily include a terminalling and storage contract where we have exclusive use of dedicated tankage, leased pipelines and office buildings. Our lessor arrangements include pipeline capacity and storage contracts and our condensate splitter tolling agreement that qualify as operating leases under ASC 842. In addition, we have a long-term throughput and deficiency agreement with a customer that is being accounted for as a sales-type lease under ASC 842.

In accordance with ASC 842, we have made an accounting policy election to not apply the new standard to lessee arrangements with a term of one year or less and no purchase option that is reasonably certain of exercise. We will continue to account for these short-term arrangements by recognizing payments and expenses as incurred, without recording a lease liability and right-of-use asset.

We have also made an accounting policy election for both our lessee and lessor arrangements to combine lease and non-lease components. This election is applied to all of our lease arrangements as our non-lease components are not material and do not result in significant timing differences in the recognition of rental expenses or income.

Operating Leases – Lessee

We recognize a lease liability for each lease based on the present value of remaining minimum fixed rental payments (which includes payments under any renewal option that we are reasonably certain to exercise), using a discount rate that approximates the rate of interest we would have to pay to borrow on a collateralized basis over a similar term. We also recognize a right-of-use asset for each lease, valued at the lease liability, adjusted for prepaid or accrued rent balances existing at the time of initial recognition. The lease liability and right-of-use asset are reduced over the term of the lease as payments are made and the assets are used.

Related Party Operating Lease. In third quarter 2018, we entered into a long-term terminalling and storage contract with our equity investee, Seabrook, where we have exclusive use of dedicated tankage that is utilized to provide our customers with crude oil storage capacity and dock access for crude oil imports and exports on the Texas Gulf Coast. This arrangement meets the definition of an operating lease, and our lease liability includes renewal options necessary to maintain control of the assets for a time period sufficient to meet our performance obligations to our third-party customers.

Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses on our consolidated statements of income. Variable and short-term rental payments are recognized as costs and expenses as they are incurred. Variable payments consist of amounts that exceed the contractual minimum rental payment (for example, incremental payment increases tied to a change in a market index). Future minimum rental payments under operating leases with initial terms greater than one year as of March 31, 2019, are as follows (in thousands):

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Third Party Leases	Seabrook Lease	All Leases
2019	$15,889	$8,266	$24,155
2020	18,948	11,021	29,969
2021	18,994	9,368	28,362
2022	18,868	6,612	25,480
2023	18,419	6,612	25,031
Thereafter	29,867	37,471	67,338
Total future minimum rental payments	120,985	79,350	200,335
Present value discount	14,691	13,777	28,468
Total operating lease liability	$106,294	$65,573	$171,867

The following table provides further information about our operating leases as of and for the three months ended March 31, 2019 (dollars in thousands):

	Third Party Leases	Seabrook Lease	All Leases
Current lease liability	$14,828	$8,436	$23,264
Long-term lease liability	$91,466	$57,137	$148,603
Right-of-use asset	$106,532	$65,573	$172,105

Fixed lease cost	$4,821	$2,755	$7,576
Short-term lease cost	457	—	457
Variable lease cost	371	—	371
Total lease cost	$5,649	$2,755	$8,404

Operating cash flows from operating leases	$3,226	2,755	$5,981
Weighted average remaining lease term (years)	7	9	8
Weighted-average discount rate	4.1%	4.3%	4.2%

Rent expense was $9.0 million for first quarter 2018 and was recognized in accordance with ASC 840.

Operating Leases – Lessor

We recognize fixed rental income on a straight-line basis over the life of the lease as revenue on our consolidated statements of income. Variable rental payments are recognized as revenue in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum payments receivable under operating leases with terms greater than one year as of March 31, 2019 are estimated as follows (in thousands):

2019	$30,892
2020	33,770
2021	33,583
2022	23,486
2023	7,699
Thereafter	16,019
Total	$145,449

We recognized variable lease revenue of $13.7 million in first quarter 2019, primarily related to our condensate splitter in Corpus Christi, Texas.

Property, plant and equipment utilized by our customers in operating lease arrangements consisted of: $229.6 million of processing equipment; $74.5 million of storage tanks; $44.3 million of pipeline and station equipment; and $27.9 million of other assets. The processing equipment primarily relates to our condensate splitter.

Sales-Type Lease - Lessor

We entered into a long-term throughput and deficiency agreement with a customer on a pipeline and related assets that we constructed in Texas and New Mexico, which contains minimum payment commitments. Our customer has the option to purchase this pipeline and related assets at the end of the lease term for a nominal amount. This agreement was previously accounted for as a direct-financing lease under ASC 840 and is now being accounted for as a sales-type lease under ASC 842. The net investment under this arrangement as of December 31, 2018 and March 31, 2019 was as follows (in thousands):

	December 31, 2018	March 31, 2019
Total minimum lease payments receivable	$17,468	$17,031
Less: Unearned income	3,422	3,265
Recorded net investment in sales-type lease	$14,046	$13,766

The net investment in sales-type leases was classified in the consolidated balance sheets as follows (in thousands):

	December 31, 2018	March 31, 2019
Other accounts receivable	$1,138	$1,151
Long-term receivables	12,908	12,615
Total	$14,046	$13,766

Future minimum payments receivable under this lease are $1.3 million in 2019, $1.7 million in 2020, $1.7 million in 2021, $1.7 million in 2022, $1.7 million in 2023 and $8.7 million thereafter.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Debt
Long-term debt at December 31, 2018 and March 31, 2019 was as follows (in thousands):

	December 31, 2018	March 31, 2019
Commercial paper	$—	$69,000
6.55% Notes due 2019	550,000	—
4.25% Notes due 2021	550,000	550,000
3.20% Notes due 2025	250,000	250,000
5.00% Notes due 2026	650,000	650,000
6.40% Notes due 2037	250,000	250,000
4.20% Notes due 2042	250,000	250,000
5.15% Notes due 2043	550,000	550,000
4.20% Notes due 2045	250,000	250,000
4.25% Notes due 2046	500,000	500,000
4.20% Notes due 2047	500,000	500,000
4.85% Notes due 2049	—	500,000
Face value of long-term debt	4,300,000	4,319,000
Unamortized debt issuance costs(1)	(27,070)	(31,671)
Net unamortized debt discount(1)	(2,927)	(7,653)
Net unamortized amount of gains from historical fair value hedges(1)	866	—
Long-term debt, net, including current portion	4,270,869	4,279,676
Less: Current portion of long-term debt, net	59,489	—
Long-term debt, net	$4,211,380	$4,279,676

(1)
Debt issuance costs, note discounts and premiums and realized gains and losses of historical fair value hedges are being amortized or accreted to the applicable notes over the respective lives of those notes.

All of the instruments detailed in the table above are senior indebtedness.

2019 Debt Issuance

On January 18, 2019, we issued $500.0 million of 4.85% senior notes due 2049 in an underwritten public offering. The notes were issued at 99.371% of par. Net proceeds from this offering were approximately $491.5 million after underwriting discounts and offering expenses. The net proceeds from this offering along with cash on hand were used to early redeem our $550.0 million of 6.55% senior notes due 2019 on February 11, 2019. We recognized $8.3 million of debt prepayment costs that were recorded as interest expense in our consolidated statements of income.

Other Debt

Revolving Credit Facility. At March 31, 2019, the total borrowing capacity under our revolving credit facility maturing October 26, 2022 was $1.0 billion. Any borrowings outstanding under this facility are classified as long-term debt on our consolidated balance sheets. Borrowings under this facility are unsecured and bear interest at LIBOR plus a spread ranging from 1.000% to 1.625% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate between 0.100% and 0.275% depending on our credit ratings. The unused commitment fee was 0.125% at March 31, 2019. Borrowings under this facility may be used for general partnership purposes, including capital expenditures. As of December 31, 2018 and March 31, 2019, there were no borrowings outstanding under this facility, with $6.8 million and $3.5 million, respectively, obligated for letters of credit.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets, but decrease our borrowing capacity under this facility.

Commercial Paper Program. We have a commercial paper program under which we may issue commercial paper notes in an amount up to the available capacity under our $1.0 billion revolving credit facility. The maturities of the commercial paper notes vary, but may not exceed 397 days from the date of issuance. Because the commercial paper we can issue is limited to amounts available under our revolving credit facility, amounts outstanding under the program are classified as long-term debt. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. The weighted-average interest rate for commercial paper borrowings based on the number of days outstanding was 2.3% for the year ended December 31, 2018 and 2.8% for the three months ended March 31, 2019.

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

At March 31, 2019, we had $100.0 million of treasury lock agreements outstanding to protect against the risk of variability of a portion of debt issuances we anticipate to occur in 2019. The fair value of these interest rate derivative agreements at March 31, 2019 was recorded as a current liability of $4.5 million, with the offset recorded to other comprehensive income. We account for these agreements as cash flow hedges.

In first quarter 2019, upon issuance of $500.0 million of 4.85% notes due 2049, we terminated and settled $150.0 million of treasury lock agreements that we had previously entered into to protect against the variability of interest payments on this anticipated debt issuance for a loss of $8.0 million. These agreements were accounted for as cash flow hedges. The loss was recorded to other comprehensive income and will be recognized into earnings as an adjustment to our periodic interest expense over the life of the debt issuance.

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

Our open futures contracts at March 31, 2019 were as follows:

Type of Contract/Accounting Methodology	Product Represented by the Contract and Associated Barrels	Maturity Dates
Futures - Economic Hedges	3.3 million barrels of refined products and crude oil	Between April 2019 and January 2020
Futures - Economic Hedges	0.6 million barrels of butane and natural gasoline	Between April 2019 and December 2019

Energy Commodity Derivatives Contracts and Deposits Offsets

At March 31, 2019, we had made margin deposits of $23.8 million for our future contracts with our counterparties, which were recorded as current assets under energy commodity derivatives deposits on our consolidated balance sheets. At December 31, 2018 we held margin deposits of $37.3 million for our future contracts with our counterparties, which were recorded as current liabilities under energy commodity derivatives deposits on our consolidated balance sheets. We have the right to offset the combined fair values of our open futures contracts against our margin deposits under a master netting arrangement for each counterparty; however, we have elected to present the combined fair values of our open futures contracts separately from the related margin deposits on our consolidated balance sheets. Additionally, we have the right to offset the fair values of our futures contracts together for each counterparty, which we have elected to do, and we report the combined net balances on our consolidated balance sheets. A schedule of the derivative amounts we have offset and the deposit amounts we could offset under a master netting arrangement are provided below as of December 31, 2018 and March 31, 2019 (in thousands):

Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheets	Net Asset Amount(1)
As of 12/31/2018	$62,166	$(7,155)	$55,011	$(37,328)	$17,683
As of 3/31/2019	$(13,869)	$597	$(13,272)	$23,820	$10,548

(1)	Amount represents the maximum loss we would incur if all of our counterparties failed to perform on their derivative contracts.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impact of Derivatives on Our Financial Statements

Comprehensive Income

The changes in derivative activity included in AOCL for the three months ended March 31, 2018 and 2019 were as follows (in thousands):

	Three Months Ended
	March 31,
Derivative Losses Included in AOCL	2018	2019
Beginning balance	$(33,755)	$(26,480)
Net gain (loss) on cash flow hedges	5,414	(4,376)
Reclassification of net loss on cash flow hedges to income	740	627
Ending balance	$(27,601)	$(30,229)

The following is a summary of the effect on our consolidated statements of income for the three months ended March 31, 2018 and 2019 of derivatives that were designated as cash flow hedges (in thousands):

	Interest Rate Contracts
	Amount of Gain (Loss) Recognized in AOCL on Derivatives	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Three Months Ended March 31, 2018	$5,414	Interest expense	$(740)

Three Months Ended March 31, 2019	$(4,376)	Interest expense	$(627)

As of March 31, 2019, the net loss estimated to be classified to interest expense over the next twelve months from AOCL is approximately $2.4 million. This amount relates to the amortization of losses on interest rate contracts over the life of the related debt instruments.
The following table provides a summary of the effect on our consolidated statements of income for the three months ended March 31, 2018 and 2019 of derivatives accounted for as economic hedges (in thousands):

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended
	Location of Gain (Loss) Recognized on Derivatives	March 31,
Derivative Instrument		2018	2019
Futures contracts	Product sales revenue	$(7,375)	$(54,511)
Futures contracts	Cost of product sales	(3,944)	2,273
	Total	$(11,319)	$(52,238)
The impact of the derivatives in the above table was reflected as cash from operations on our consolidated statements of cash flows.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheets
The following tables provide a summary of the fair value of derivatives, which are presented on a net basis in our consolidated balance sheets, that were designated as hedging instruments as of December 31, 2018 and March 31, 2019 (in thousands):

	December 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Energy commodity derivatives contracts, net	$462	Energy commodity derivatives contracts, net	$—
Interest rate contracts	Other current assets	312	Other current liabilities	8,438
	Total	$774	Total	$8,438

	March 31, 2019
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other current assets	$—	Other current liabilities	$4,474

The following tables provide a summary of the fair value of derivatives, which are presented on a net basis in our consolidated balance sheets, that were not designated as hedging instruments as of December 31, 2018 and March 31, 2019 (in thousands):

	December 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Energy commodity derivatives contracts, net	$61,704	Energy commodity derivatives contracts, net	$7,155

	March 31, 2019
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Energy commodity derivatives contracts, net	$597	Energy commodity derivatives contracts, net	$13,869

10.	Commitments and Contingencies

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

Environmental Liabilities

Liabilities recognized for estimated environmental costs were $20.5 million and $18.6 million at December 31, 2018 and March 31, 2019, respectively. We have classified environmental liabilities as current or noncurrent based on management’s estimates regarding the timing of actual payments. Environmental expenses recognized as a result of changes in our environmental liabilities are generally included in operating expenses on our consolidated statements of income. Environmental expenses were $2.5 million and $2.0 million for the three months ended March 31, 2018 and 2019, respectively.

Environmental Receivables

Receivables from insurance carriers and other third parties related to environmental matters were $4.1 million at December 31, 2018, of which $2.4 million and $1.7 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets. Receivables from insurance carriers and other third parties related to environmental matters were $4.0 million at March 31, 2019, of which $2.4 million and $1.6 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets.

Other

In connection with the sale of part of our interest in BridgeTex in third quarter 2018, we agreed to indemnify an affiliate of OMERS Infrastructure Management Inc. (“OMERS”) for certain claims involving BridgeTex.  The maximum obligation is limited to the net proceeds we received.  We probability-weighted potential outcome scenarios to estimate our possible liability for specific events covered by such indemnification obligations. As a result, we reduced the gain recognized on the transaction by $16.0 million and recorded the same estimate in other noncurrent liabilities on our consolidated balance sheets during 2018. In first quarter 2019, certain litigation subject to the indemnification agreement was settled, which resulted in our paying $5.0 million under the indemnification agreement and our recognizing the reduction of the remaining $11.0 million liability as an additional gain on disposition of assets on our consolidated statements of income.

We have entered into an agreement to guarantee our 50% pro rata share, up to $25.0 million, of obligations under Powder Springs’ credit facility. As of March 31, 2019, our consolidated balance sheets reflected a $0.4 million other current liability and a corresponding increase in our investment in non-controlled entities on our consolidated balance sheets to reflect the fair value of this guarantee.

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
The compensation committee of our general partner’s board of directors administers our long-term incentive plan (“LTIP”) covering certain of our employees and the independent directors of our general partner. The LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate payout of 11.9 million of our limited partner units. The estimated units remaining available under the LTIP at March 31, 2019 total 1.6 million.

Our equity-based incentive compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2018	2019
Performance-based awards	$5,924	$3,644
Time-based awards	708	1,270
Total	$6,632	$4,914

Allocation of LTIP expense on our consolidated statements of income:
G&A expense	$6,577	$4,871
Operating expense	55	43
Total	$6,632	$4,914

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Partners’ Capital and Distributions

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

The following table details the changes in the number of our limited partner units outstanding from December 31, 2018 through March 31, 2019:

Limited partner units outstanding on December 31, 2018	228,195,160
February 2019–Settlement of employee LTIP awards	199,792
During 2019–Other(a)	8,476
Limited partner units outstanding on March 31, 2019	228,403,428

(a) Limited partner units issued to settle the equity-based retainers paid to four independent directors of our general partner.

Distributions

Distributions we paid during 2018 and 2019 were as follows (in thousands, except per unit amounts):

Payment Date	Per Unit Cash Distribution Amount	Total Cash Distribution to Limited Partners
02/14/2018	$0.9200	$209,940
05/15/2018	0.9375	213,933
08/14/2018	0.9575	218,497
11/14/2018	0.9775	223,061
Total	$3.7925	$865,431

02/14/2019	$0.9975	$227,832
05/15/2019(a)	1.0050	229,545
Total	$2.0025	$457,377

(a) Our general partner’s board of directors declared this cash distribution in April 2019 to be paid on May 15, 2019 to unitholders of record at the close of business on May 8, 2019.

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

•
Interest rate contracts. These include forward-starting interest rate hedge agreements to protect against the risk of variability of interest payments on future debt. These contracts are carried at fair value on our consolidated balance sheets and are valued based on an assumed exchange, at the end of each period, in an orderly transaction with a participant in the market in which the financial instrument is traded. The exchange value was calculated using present value techniques on estimated future cash flows based on forward interest rate curves. See Note 9 – Derivative Financial Instruments for further disclosures regarding these contracts.

•
Long-term receivables. These primarily include payments receivable under a sales-type leasing arrangement and cost reimbursement payments receivable. These receivables were recorded at fair value on our consolidated balance sheets, using then-current market rates to estimate the present value of future cash flows.

•
Guarantees. At December 31, 2018, these guarantees primarily included an indemnity agreement we entered into with an affiliate of OMERS in connection with the partial sale of our interest in BridgeTex. This indemnification was recorded at fair value on our consolidated balance sheets upon initial recognition, using probability-weighted potential outcome scenarios to estimate our possible liability for specific events covered by this indemnification. During first quarter 2019, certain litigation subject to the indemnity agreement was settled.

•
Debt. The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2018 and March 31, 2019; however, where recent observable market trades were not available, prices were determined using adjustments to the last traded value for that debt issuance or by adjustments to the prices of similar debt instruments of peer entities that are actively traded. The carrying amount of borrowings, if any, under our revolving credit facility and our commercial paper program approximates fair value due to the frequent repricing of these obligations.

Fair Value Measurements - Financial Assets and Liabilities

The following tables summarize the carrying amounts, fair values and fair value measurements recorded or disclosed as of December 31, 2018 and March 31, 2019 based on the three levels established by ASC 820, Fair Value Measurements and Disclosures (in thousands):

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2018
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts	$55,011	$55,011	$55,011	$—	$—
Interest rate contracts	$(8,126)	$(8,126)	$—	$(8,126)	$—
Long-term receivables	$20,844	$20,844	$—	$—	$20,844
Guarantees	$(16,409)	$(16,409)	$—	$—	$(16,409)
Debt	$(4,270,869)	$(4,224,373)	$—	$(4,224,373)	$—

	March 31, 2019
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts	$(13,272)	$(13,272)	$(13,272)	$—	$—
Interest rate contracts	$(4,474)	$(4,474)	$—	$(4,474)	$—
Long-term receivables	$20,646	$20,646	$—	$—	$20,646
Guarantees	$(408)	$(408)	$—	$—	$(408)
Debt	$(4,279,676)	$(4,449,954)	$—	$(4,449,954)	$—

14.	Related Party Transactions

Stacy P. Methvin is an independent member of our general partner’s board of directors and is also a director of one of our customers.  We received tariff and other ancillary revenue from this customer of $3.8 million and $7.3 million for the three months ended March 31, 2018 and 2019, respectively. We recorded receivables of $1.9 million and $2.6 million from this customer at December 31, 2018 and March 31, 2019, respectively.  The tariff revenue we recognized from this customer was in the normal course of business, with rates determined in accordance with published tariffs.

See Note 4 – Investments in Non-Controlled Entities for details of transactions with our joint ventures.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Subsequent Events

Recognizable events

No recognizable events occurred subsequent to March 31, 2019.

Non-recognizable events

Cash Distribution. In April 2019, our general partner’s board of directors declared a quarterly distribution of $1.005 per unit for the period of January 1, 2019 through March 31, 2019. This quarterly cash distribution will be paid on May 15, 2019 to unitholders of record on May 8, 2019. The total cash distributions expected to be paid under this declaration are approximately $229.5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a publicly traded limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of March 31, 2019, our asset portfolio consisted of:

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

The following discussion provides an analysis of the results for each of our operating segments, an overview of our liquidity and capital resources and other items related to our partnership. The following discussion and analysis should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Developments

Cash Distribution. In April 2019, the board of directors of our general partner declared a quarterly cash distribution of $1.005 per unit for the period of January 1, 2019 through March 31, 2019. This quarterly cash distribution will be paid on May 15, 2019 to unitholders of record on May 8, 2019. Total distributions expected to be paid under this declaration are approximately $229.5 million.

Results of Operations

We believe that investors benefit from having access to the same financial measures utilized by management. Operating margin, which is presented in the following tables, is an important measure used by management to evaluate the economic performance of our core operations. Operating margin is not a generally accepted accounting principles (“GAAP”) measure, but the components of operating margin are computed using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the following tables. Operating profit includes expense items, such as depreciation, amortization and impairment expense and general and administrative (“G&A”) expense, which management does not focus on when evaluating the core profitability of our separate operating segments. Additionally, product margin, which management primarily uses to evaluate the profitability of our commodity-related activities, is provided in this table. Product margin is a non-GAAP measure; however, its components of product sales revenue and cost of product sales are determined in accordance with GAAP. Our butane blending, fractionation and other commodity-related activities generate significant revenue. We believe the product margin from these activities, which takes into account the related cost of product sales, better represents its importance to our results of operations.

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2019

	Three Months Ended March 31,		Variance Favorable (Unfavorable)
	2018	2019	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$260.4	$267.0	$6.6	3
Crude oil	126.3	147.6	21.3	17
Marine storage	46.2	47.1	0.9	2
Intersegment eliminations	(1.0)	(0.9)	0.1	10
Total transportation and terminals revenue	431.9	460.8	28.9	7
Affiliate management fee revenue	5.3	5.1	(0.2)	(4)
Operating expenses:
Refined products	94.1	89.7	4.4	5
Crude oil	33.6	43.8	(10.2)	(30)
Marine storage	18.0	14.9	3.1	17
Intersegment eliminations	(2.4)	(2.4)	—	—
Total operating expenses	143.3	146.0	(2.7)	(2)
Product margin:
Product sales revenue	241.6	163.0	(78.6)	(33)
Cost of product sales	199.6	169.1	30.5	15
Product margin	42.0	(6.1)	(48.1)	n/a
Other income	—	6.9	6.9	n/a
Earnings of non-controlled entities	34.5	31.3	(3.2)	(9)
Operating margin	370.4	352.0	(18.4)	(5)
Depreciation, amortization and impairment expense	51.9	61.8	(9.9)	(19)
G&A expense	46.5	46.0	0.5	1
Operating profit	272.0	244.2	(27.8)	(10)
Interest expense (net of interest income and interest capitalized)	51.4	55.1	(3.7)	(7)
Gain on disposition of assets	—	(21.8)	21.8	n/a
Other expense	8.8	2.1	6.7	76
Income before provision for income taxes	211.8	208.8	(3.0)	(1)
Provision for income taxes	0.9	1.1	(0.2)	(22)
Net income	$210.9	$207.7	$(3.2)	(2)
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.464	$1.572
Volume shipped (million barrels):
Gasoline	67.6	62.1
Distillates	43.0	44.6
Aviation fuel	6.3	8.8
Liquefied petroleum gases	1.1	0.6
Total volume shipped	118.0	116.1
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$1.241	$0.945
Volume shipped (million barrels)	55.7	79.4
Crude oil terminal average utilization (million barrels per month)	16.0	19.8
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(1)	28.3	37.7
Saddlehorn - volume shipped (million barrels)(2)	5.8	9.0
Marine storage:
Marine terminal average utilization (million barrels per month)	22.6	23.9

(1) These volumes reflect the total shipments for the BridgeTex pipeline, which was owned 50% by us through September 28, 2018 and 30% thereafter.
(2) These volumes reflect the total shipments for the Saddlehorn pipeline, which is owned 40% by us.

Transportation and terminals revenue increased $28.9 million resulting from:

•
an increase in refined products revenue of $6.6 million primarily due to a higher average transportation rate per barrel. The average rate per barrel in the current period was favorably impacted by the 2018 mid-year tariff adjustment as well as less volume transported on the supply-driven South Texas pipelines, which move at a much lower rate;

•
an increase in crude oil revenue of $21.3 million primarily due to higher revenues from new system storage and ancillary services that we provided to our shippers in conjunction with capacity from our storage contracts with Seabrook Logistics, LLC (“Seabrook”), as well as higher contribution from our condensate splitter at Corpus Christi and higher transportation volumes as a result of the favorable pricing differential between the Permian Basin and Houston. Overall, the average crude oil rate per barrel decreased between periods due to significantly higher volumes on our Houston distribution system, which move at a lower rate; and

•	an increase in marine storage revenue of $0.9 million primarily due to higher utilization related to timing of maintenance work.
Operating expenses increased by $2.7 million primarily resulting from:

•
a decrease in refined products expenses of $4.4 million primarily due to a pension valuation correction that negatively impacted 2018 results and lower spending for asset integrity in the 2019 period, partially offset by less favorable product overages (which reduce operating expenses);

•
an increase in crude oil expenses of $10.2 million primarily due to fees we paid to Seabrook for contract storage and ancillary services that we utilized to provide services to our shippers and higher spending for asset integrity mainly related to planned maintenance for the condensate splitter during the current period; and

•	a decrease in marine storage expenses of $3.1 million primarily due to lower spending for asset integrity due to timing of tank maintenance.
Product margin decreased $48.1 million primarily due to recognition of losses on futures contracts in the current period compared to gains in first quarter 2018, partially offset by increased butane blending margins on physical sales.
Other income of $6.9 million primarily relates to the favorable benefit of insurance proceeds received in first quarter 2019 related to Hurricane Harvey.
Earnings of non-controlled entities decreased $3.2 million primarily due to lower earnings from BridgeTex Pipeline Company, LLC (“BridgeTex”) following the sale of a portion of our investment in BridgeTex and lower earnings from Powder Springs Logistics, LLC (“Powder Springs”) primarily attributable to lower commodity sales prices, partially offset by higher earnings from Seabrook due to recently completed construction of additional storage and higher earnings from Saddlehorn Pipeline Company, LLC (“Saddlehorn”) due to increased volume from a contractual step-up in committed shipments in September 2018, as well as recently implemented joint tariff arrangements.
Depreciation, amortization and impairment expense increased $9.9 million primarily due to the commencement of depreciation of expansion capital projects recently placed into service and an increase in impairment of assets.
G&A expense decreased $0.5 million primarily due to favorable compensation costs. First quarter 2018 included expense related to a pension valuation correction.
Interest expense, net of interest income and interest capitalized, increased $3.7 million primarily due to $8.3 million of debt prepayment costs in first quarter 2019 related to the early extinguishment of our 6.55% notes that were due July 2019. Otherwise, net interest expense decreased as our average outstanding debt decreased from $4.6 billion in first quarter 2018 to $4.5 billion in first quarter 2019, and our weighted-average interest rate decreased from 4.8% in first quarter 2018 to 4.7% in first quarter 2019.
Gain on disposition of assets was $21.8 million in first quarter 2019. We recognized $11.0 million additional gain related to the 2018 sale of our investment in BridgeTex as certain litigation subject to the indemnification agreement was settled this year and $10.8 million related to our discontinued Delaware Basin pipeline construction project that was recently sold to a third party.
Other expense was $6.7 million favorable as first quarter 2018 included the impact of a pension valuation correction.

Distributable Cash Flow

We calculate the non-GAAP measures of distributable cash flow (“DCF”) and adjusted EBITDA in the table below. Management uses DCF as a basis for recommending to our general partner’s board of directors the amount of cash distributions to be paid to our limited partners each period. Management also uses DCF as a basis for determining the payouts for the performance-based awards issued under our equity-based compensation plan. Adjusted EBITDA is an important measure that we and the investment community use to assess the financial results of an entity. We believe that investors benefit from having access to the same financial measures utilized by management for these evaluations. A reconciliation of DCF and adjusted EBITDA for the three months ended March 31, 2018 and 2019 to net income, which is its nearest comparable GAAP financial measure, follows (in millions):

	Three Months Ended March 31,		Increase (Decrease)
	2018	2019
Net income	$210.9	$207.7	$(3.2)
Interest expense, net	51.4	55.1	3.7
Depreciation, amortization and impairment(1)	53.9	59.0	5.1
Equity-based incentive compensation(2)	(2.7)	(4.9)	(2.2)
Gain on disposition of assets(3)	—	(11.0)	(11.0)
Commodity-related adjustments:
Derivative (gains) losses recognized in the period associated with future product transactions(4)	11.5	25.0	13.5
Derivative gains (losses) recognized in previous periods associated with product sales completed in the period(4)	(20.4)	51.3	71.7
Inventory valuation adjustments(5)	(1.1)	(7.6)	(6.5)
Total commodity-related adjustments	(10.0)	68.7	78.7
Distributions from operations of non-controlled entities in excess of earnings	17.2	11.8	(5.4)
Other(6)	3.7	—	(3.7)
Adjusted EBITDA	324.4	386.4	62.0
Interest expense, net, excluding debt issuance cost amortization(7)	(50.6)	(45.9)	4.7
Maintenance capital(8)	(14.9)	(22.5)	(7.6)
DCF	$258.9	$318.0	$59.1

(1)
Prior year amounts have been reclassified to conform with the current year’s presentation. Depreciation, amortization and impairment expense is excluded from DCF to the extent it represents a non-cash expense.

(2)
Because we intend to satisfy vesting of unit awards under our equity-based long-term incentive compensation plan with the issuance of limited partner units, expenses related to this plan generally are deemed non-cash and added back for DCF purposes. The amounts above have been reduced by $9.3 million and $9.8 million, respectively, for cash payments associated with the plan, which are primarily related to tax withholdings.

(3) Gains on disposition of assets are excluded from DCF to the extent they are not related to our ongoing operations. The 2019 period includes a $10.8 million gain on the sale of residual assets related to the development of expansion projects which are considered ongoing in nature, and as such are included in DCF.
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

(7)	Interest expense in 2019 includes $8.3 million of debt prepayment costs which are excluded from DCF as they are financing activities and are not related to our ongoing operations.

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
Net cash provided by operating activities was $277.9 million and $206.6 million for the three months ended March 31, 2018 and 2019, respectively. The $71.3 million decrease in 2019 was due to changes in our working capital, adjustments for non-cash items and lower net income as previously described.
Investing Activities. Investing cash flows consist primarily of capital expenditures and investments in non-controlled entities.
Net cash used by investing activities for the three months ended March 31, 2018 and 2019 was $160.2 million and $221.9 million, respectively. During the 2019 period, we incurred $260.7 million for capital expenditures, which included $22.5 million for maintenance capital, $204.0 million for our expansion capital projects and $34.2 million for undivided joint interest projects for which cash was received from a third party. Additionally, we contributed net capital of $69.1 million in conjunction with our joint ventures, which we account for as investments in non-controlled entities, of which $64.1 million related to capital projects. During the 2018 period, we incurred $105.4 million for capital expenditures, which included $14.9 million for maintenance capital and $90.5 million for expansion capital, and we contributed capital of $61.0 million in conjunction with our joint venture capital projects.
Financing Activities. Financing cash flows consist primarily of distributions to our unitholders and borrowings and repayments under our commercial paper program.
Net cash used by financing activities for the three months ended March 31, 2018 and 2019 was $219.5 million and $243.4 million, respectively. During the 2019 period, we paid cash distributions of $227.8 million to our unitholders. Additionally, we received net proceeds of $496.9 million from borrowings under long-term notes and had net commercial paper borrowings of $69.0 million, which were used to repay our $550.0 million of 6.55% notes due 2019. Also, in January 2019, our equity-based incentive compensation awards that vested December 31, 2018 were settled by issuing 208,268 limited partner units and distributing those units to the long-term incentive plan (“LTIP”) participants, resulting in payments primarily associated with tax withholdings of $9.8 million. During the 2018 period, we paid cash distributions of $209.9 million to our unitholders. Also, in January 2018, our equity-based incentive compensation awards that vested December 31, 2017 were settled by issuing 168,913 limited partner units and distributing those units to the LTIP participants, resulting in payments primarily associated with tax withholdings of $9.3 million.
The quarterly distribution amount related to our first quarter 2019 financial results (to be paid in second quarter 2019) is $1.005 per unit.  If we are able to meet management’s targeted distribution growth of 5% during 2019 and the number of outstanding limited partner units remains at 228.4 million, total cash distributions of approximately $928 million will be paid to our unitholders related to 2019 earnings. Management believes we will have sufficient DCF to fund these distributions.

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

For the three months ended March 31, 2019, our maintenance capital spending was $22.5 million. For 2019, we expect to spend approximately $95 million on maintenance capital.

During the first three months of 2019, we spent $204.0 million for our expansion capital projects and contributed $64.1 million for capital projects in conjunction with our joint ventures. Based on the progress of expansion projects already underway, we expect to spend approximately $1.1 billion in 2019 and $150 million in 2020 to complete our current projects.

Liquidity

Cash generated from operations is our primary source of liquidity for funding debt service, maintenance capital expenditures and quarterly distributions to our unitholders. Additional liquidity for other purposes, such as expansion capital expenditures and debt repayments, is available through borrowings under our commercial paper program and revolving credit facility, as well as from other borrowings or issuances of debt or limited partner units (see Note 8 – Debt and Note 12 – Partners’ Capital and Distributions of the consolidated financial statements included in Item 1 of Part I of this report for detail of our borrowings and changes in partners’ capital). If capital markets do not permit us to issue additional debt and equity securities, our business may be adversely affected, and we may not be able to acquire additional assets and businesses, fund organic growth projects or continue paying cash distributions at the current level.

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

Other Items

Executive Officer Promotions. Aaron Milford, Chief Financial Officer and Senior Vice President, has been elected by our general partner’s board of directors as Chief Operating Officer effective May 1, 2019. Mr. Milford has worked in the energy industry for 24 years with extensive experience in financial analysis, mergers and acquisitions and business development and has spent his entire career with us or our predecessors.

Jeff Holman, Vice President, Finance and Treasurer, has been elected by our general partner’s board of directors as Chief Financial Officer and Senior Vice President, also effective May 1, 2019, filling the vacancy created by Mr. Milford’s promotion. Mr. Holman has been with Magellan since our inception and has served in his most recent role since 2010 and other senior-level finance positions prior to 2010.

Permian Gulf Coast Pipeline. In September 2018, we announced plans to jointly develop a new crude oil pipeline with Energy Transfer LP, MPLX LP and Delek US Holdings, Inc. to deliver crude oil from the Permian Basin to our terminal in the Houston area and Energy Transfer’s terminal in Nederland, Texas. Due to recent developments, it is unlikely that the Permian Gulf Coast pipeline project as initially announced will proceed, and, therefore, we have decreased our expansion capital spending projections by approximately $200 million for 2019 and $250 million for 2020 to reflect our previously expected share of the project. We continue to actively develop a crude oil pipeline project in the Permian Basin, but the probability of success is unknown at this time.

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

As of March 31, 2019, our open derivative contracts and the impact of the derivatives we settled during the period were comprised of futures contracts used to hedge sales and purchases of refined products, crude oil and butane related to our butane blending and fractionation activities, tender deductions and product overages. These contracts were accounted for as economic hedges, with the change in fair value of contracts that hedge future sales recorded to product sales, and the change in fair value of contracts that hedge future purchases recorded to cost of product sales.

For further information regarding the quantities of refined products and crude oil hedged at March 31, 2019 and the fair value of open hedge contracts at that date, please see Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The following tables provide a summary of the impacts of the mark-to-market gains and losses associated with these futures contracts on our results of operations for the respective periods presented (in millions):

	Three Months Ended March 31, 2018
	Product Sales Revenue	Cost of Product Sales	Net Impact on Net Income
Losses recorded on open futures contracts during the period	$(6.4)	$(1.5)	$(7.9)
Losses recognized on settled futures contracts during the period	(1.0)	(2.4)	(3.4)
Net impact of futures contracts	$(7.4)	$(3.9)	$(11.3)

	Three Months Ended March 31, 2019
	Product Sales Revenue	Cost of Product Sales	Net Impact on Net Income
Losses recorded on open futures contracts during the period	$(25.1)	$(0.3)	$(25.4)
Gains (losses) recognized on settled futures contracts during the period	(29.4)	2.6	(26.8)
Net impact of futures contracts	$(54.5)	$2.3	$(52.2)

Related Party Transactions. See Note 14 – Related Party Transactions in Item 1 of Part I of this report for detail of our related party transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Forward physical contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of March 31, 2019, we had commitments under forward purchase and sale contracts as follows (in millions):

	Total	2019	2020-2021
Forward purchase contracts – notional value	$51.7	$37.5	$14.2
Forward purchase contracts – barrels	1.4	1.0	0.4
Forward sales contracts – notional value	$27.5	$27.5	$—
Forward sales contracts – barrels	0.3	0.3	—

We also use exchange-traded futures contracts to hedge against changes in the price of petroleum products we expect to sell or purchase. Virtually all of our open contracts did not qualify for hedge accounting treatment under ASC 815, Derivatives and Hedging, and we accounted for these contracts as economic hedges, with changes in fair value recognized currently in earnings. The fair value of these open futures contracts, representing 3.3 million barrels of petroleum products we expect to sell and 0.6 million barrels of butane we expect to purchase, was a net liability of $13.3 million. With respect to these contracts, a $10.00 per barrel increase (decrease) in the prices of petroleum products we expect to sell would result in a $33.0 million decrease (increase) in our operating profit, while a $10.00 per barrel increase (decrease) in the price of butane we expect to purchase would result in $6.0 million increase (decrease) in our operating profit. These increases or decreases in operating profit would be substantially offset by higher or lower product sales revenue or cost of product sales when the physical sale or purchase of those products occurs. These contracts may be for the purchase or sale of products in markets different from those in which we are attempting to hedge our exposure, and the resulting hedges may not eliminate all price risks.

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk.

We have entered into $100.0 million of interest rate derivatives to protect against the risk of variability of interest payments on debt we anticipate issuing in the future. The fair value of these contracts at March 31, 2019 was a net liability of $4.5 million. We account for these agreements as cash flow hedges. A 0.125% decrease in interest rates would result in an increase in the fair value of this liability of approximately $2.6 million. A 0.125% increase in interest rates would result in a decrease in the fair value of this liability of approximately $2.5 million.

ITEM 4.	CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. We performed this evaluation under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our general partner’s CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed so that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed below on the Index to Exhibits are filed or incorporated by reference as part of this report.

INDEX TO EXHIBITS

	Exhibit Number		Description

*	Exhibit 4.1	—	Ninth Supplemental Indenture dated as of January 18, 2019 between Magellan Midstream Partners, L.P and U.S. Bank National Association (filed as Exhibit 4.2 to Form 8-K filed January 18, 2019.

	Exhibit 31.1	—	Certification of Michael N. Mears, principal executive officer.

	Exhibit 31.2	—	Certification of Jeff Holman, principal financial officer.

	Exhibit 32.1	—	Section 1350 Certification of Michael N. Mears, Chief Executive Officer.

	Exhibit 32.2	—	Section 1350 Certification of Jeff Holman, Chief Financial Officer.

	Exhibit 101.INS	—	XBRL Instance Document.

	Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.

	Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

	Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

	Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

	Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

_______________________

*Such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on May 1, 2019.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	Magellan GP, LLC,
its general partner

/s/ Jeff Holman
Jeff Holman
Chief Financial Officer
(Principal Accounting and Financial Officer)