Form 10-Q
period 2019-06-30
Magellan Midstream Partners, L.P.
filed 2019-08-01
CIK 1126975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No.: 1-16335
 __________________________________
 Magellan Midstream Partners, L.P.
(Exact name of registrant as specified in its charter)

Delaware	73-1599053
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
One Williams Center, P.O. Box 22186, Tulsa, Oklahoma 74121-2186
(Address of principal executive offices and zip code)
(918) 574-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units representing limited partnership units	MMP	New York Stock Exchange

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
Yes  ☐    No  ☒
As of July 31, 2019, there were 228,403,428 outstanding common units representing limited partner units of Magellan Midstream Partners, L.P.

TABLE OF CONTENTS
PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Transportation and terminals revenue	$472,248	$506,405	$904,185	$967,197
Product sales revenue	166,797	189,989	408,389	352,984
Affiliate management fee revenue	5,046	5,305	10,296	10,453
Total revenue	644,091	701,699	1,322,870	1,330,634
Costs and expenses:
Operating	159,845	168,929	303,141	314,954
Cost of product sales	153,679	152,876	353,271	321,970
Depreciation, amortization and impairment	53,619	62,530	105,498	124,401
General and administrative	53,290	52,383	99,846	98,378
Total costs and expenses	420,433	436,718	861,756	859,703
Other operating income (expense)	—	(5,024)	—	1,917
Earnings of non-controlled entities	42,510	40,785	77,048	72,040
Operating profit	266,168	300,742	538,162	544,888
Interest expense	56,750	51,406	113,402	111,572
Interest capitalized	(5,608)	(5,134)	(10,255)	(8,588)
Interest income	(380)	(338)	(959)	(1,998)
Gain on disposition of assets	—	(4,646)	—	(26,434)
Other (income) expense	(119)	4,570	8,605	6,620
Income before provision for income taxes	215,525	254,884	427,369	463,716
Provision for income taxes	1,116	1,181	2,050	2,350
Net income	$214,409	$253,703	$425,319	$461,366
Basic net income per limited partner unit	$0.94	$1.11	$1.86	$2.02
Diluted net income per limited partner unit	$0.94	$1.11	$1.86	$2.02
Weighted average number of limited partner units outstanding used for basic net income per unit calculation	228,387	228,647	228,354	228,603
Weighted average number of limited partner units outstanding used for diluted net income per unit calculation	228,425	228,688	228,393	228,623

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Net income	$214,409	$253,703	$425,319	$461,366
Other comprehensive income (loss):
Derivative activity:
Net gain (loss) on cash flow hedges	1,697	(6,659)	7,111	(11,035)
Reclassification of net loss on cash flow hedges to income	739	601	1,479	1,228
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain (loss)	653	(10,913)	(5,291)	(10,913)
Amortization of prior service credit	(46)	(45)	(91)	(90)
Amortization of actuarial loss	1,703	1,625	6,817	2,973
Settlement cost	—	2,060	—	2,060
Total other comprehensive income (loss)	4,746	(13,331)	10,025	(15,777)
Comprehensive income	$219,155	$240,372	$435,344	$445,589

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2018	June 30, 2019
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$218,283	$3,070
Trade accounts receivable	104,164	139,611
Other accounts receivable	25,007	25,317
Inventory	185,735	172,907
Energy commodity derivatives contracts, net	55,011	—
Energy commodity derivatives deposits	—	27,533
Other current assets	58,143	38,580
Total current assets	646,343	407,018
Property, plant and equipment	7,628,592	8,024,845
Less: accumulated depreciation	1,830,411	1,935,301
Net property, plant and equipment	5,798,181	6,089,544
Investments in non-controlled entities	1,076,306	1,165,028
Right-of-use asset, operating leases	—	167,456
Long-term receivables	20,844	21,304
Goodwill	53,260	53,260
Other intangibles (less accumulated amortization of $2,979 and $4,920 at December 31, 2018 and June 30, 2019, respectively)	51,174	49,233
Restricted cash	90,978	28,176
Other noncurrent assets	10,451	24,421
Total assets	$7,747,537	$8,005,440

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$138,735	$179,734
Accrued payroll and benefits	70,276	47,396
Accrued interest payable	63,258	57,805
Accrued taxes other than income	53,093	48,148
Environmental liabilities	9,153	4,687
Deferred revenue	121,085	111,896
Accrued product liabilities	75,482	76,459
Energy commodity derivatives contracts, net	—	9,097
Energy commodity derivatives deposits	37,328	—
Current portion of operating lease liability	—	22,477
Current portion of long-term debt, net	59,489	—
Other current liabilities	48,657	60,572
Total current liabilities	676,556	618,271
Long-term operating lease liability	—	146,726
Long-term debt, net	4,211,380	4,407,793
Long-term pension and benefits	122,580	133,513
Other noncurrent liabilities	82,240	48,968
Environmental liabilities	11,347	12,390
Commitments and contingencies
Partners’ capital:
Limited partner unitholders (228,195 units and 228,403 units outstanding at December 31, 2018 and June 30, 2019, respectively)	2,763,925	2,774,047
Accumulated other comprehensive loss	(120,491)	(136,268)
Total partners’ capital	2,643,434	2,637,779
Total liabilities and partners’ capital	$7,747,537	$8,005,440

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2018	2019
Operating Activities:
Net income	$425,319	$461,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment expense	105,498	124,401
Loss (gain) on sale and retirement of assets	4,586	(26,437)
Earnings of non-controlled entities	(77,048)	(72,040)
Distributions from operations of non-controlled entities	94,661	83,069
Equity-based incentive compensation expense	16,679	15,804
Settlement cost, amortization of prior service credit and actuarial loss	6,726	4,943
Debt prepayment costs	—	8,270
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	24,739	(35,757)
Inventory	(1,233)	12,828
Accounts payable	18,843	22,110
Accrued payroll and benefits	(11,070)	(22,880)
Accrued interest payable	(62)	(5,453)
Accrued taxes other than income	(10,199)	(4,945)
Accrued product liabilities	(32,142)	977
Deferred revenue	4,240	(9,189)
Other current and noncurrent assets and liabilities	(5,471)	13,493
Net cash provided by operating activities	564,066	570,560
Investing Activities:
Additions to property, plant and equipment, net(1)	(219,442)	(487,662)
Proceeds from sale and disposition of assets	241	63,887
Investments in non-controlled entities	(144,859)	(112,251)
Distributions from returns of investments in non-controlled entities	—	7,500
Deposits received from undivided joint interest third party	41,571	26,352
Net cash used by investing activities	(322,489)	(502,174)
Financing Activities:
Distributions paid	(423,873)	(457,377)
Net commercial paper borrowings	119,896	197,000
Borrowings under long-term notes	—	496,855
Payments on notes	—	(550,000)
Debt placement costs	(326)	(6,817)
Net payment on financial derivatives	—	(8,028)
Payments associated with settlement of equity-based incentive compensation	(9,285)	(9,764)
Debt prepayment costs	—	(8,270)
Net cash used by financing activities	(313,588)	(346,401)
Change in cash, cash equivalents and restricted cash	(72,011)	(278,015)
Cash, cash equivalents and restricted cash at beginning of period	176,068	309,261
Cash, cash equivalents and restricted cash at end of period	$104,057	$31,246

Supplemental non-cash investing activities:
(1) Additions to property, plant and equipment	$(219,828)	$(514,812)
Changes in accounts payable and other current liabilities related to capital expenditures	386	27,150
Additions to property, plant and equipment, net	$(219,442)	$(487,662)

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Unaudited, in thousands)

	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance, April 1, 2018	$2,271,486	$(132,299)	$2,139,187
Comprehensive income:
Net income	214,409	—	214,409
Total other comprehensive income	—	4,746	4,746
Total comprehensive income	214,409	4,746	219,155
Distributions	(213,933)	—	(213,933)
Equity-based incentive compensation expense	10,047	—	10,047
Other	(164)	—	(164)
Three Months Ended June 30, 2018	$2,281,845	$(127,553)	$2,154,292

Balance, April 1, 2019	$2,739,192	$(122,937)	2,616,255
Comprehensive income:
Net income	253,703	—	253,703
Total other comprehensive loss	—	(13,331)	(13,331)
Total comprehensive income	253,703	(13,331)	240,372
Distributions	(229,545)	—	(229,545)
Equity-based incentive compensation expense	10,890	—	10,890
Other	(193)	—	(193)
Three Months Ended June 30, 2019	$2,774,047	$(136,268)	$2,637,779

MAGELLAN MIDSTREAM PARTNERS, L.P. CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (Continued) (Unaudited, in thousands)

	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance, January 1, 2018	$2,267,231	$(137,578)	$2,129,653
Comprehensive income:
Net income	425,319	—	425,319
Total other comprehensive income	—	10,025	10,025
Total comprehensive income	425,319	10,025	435,344
Distributions	(423,873)	—	(423,873)
Equity-based incentive compensation expense	16,679	—	16,679
Issuance of limited partner units in settlement of equity-based incentive plan awards	120	—	120
Payments associated with settlement of equity-based incentive compensation	(9,285)	—	(9,285)
ASC 606 cumulative effect	5,975	—	5,975
Other	(321)	—	(321)
Six Months Ended June 30, 2018	$2,281,845	$(127,553)	$2,154,292

Balance, January 1, 2019	$2,763,925	$(120,491)	2,643,434
Comprehensive income:
Net income	461,366	—	461,366
Total other comprehensive loss	—	(15,777)	(15,777)
Total comprehensive income	461,366	(15,777)	445,589
Distributions	(457,377)	—	(457,377)
Equity-based incentive compensation expense	15,804	—	15,804
Issuance of limited partner units in settlement of equity-based incentive plan awards	480	—	480
Payments associated with settlement of equity-based incentive compensation	(9,764)	—	(9,764)
Other	(387)	—	(387)
Six Months Ended June 30, 2019	$2,774,047	$(136,268)	$2,637,779

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

Description of Business

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil.  As of June 30, 2019, our asset portfolio consisted of:

•
our refined products segment, comprised of our approximately 9,700-mile refined products pipeline system with 53 terminals as well as 25 independent terminals not connected to our pipeline system and our 1,100-mile ammonia pipeline system;

•
our crude oil segment, comprised of approximately 2,200 miles of crude oil pipelines, a condensate splitter and 33 million barrels of aggregate storage capacity, of which approximately 21 million barrels are used for contract storage. Approximately 1,000 miles of these pipelines, the condensate splitter and 28 million barrels of this storage capacity (including 19 million barrels used for contract storage) are wholly-owned, with the remainder owned through joint ventures; and

•
our marine storage segment, consisting of six marine terminals located along coastal waterways with an aggregate storage capacity of approximately 27 million barrels. Five of these terminals and approximately 25 million barrels of this storage capacity are wholly-owned, with the remainder owned through joint ventures.

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

Basis of Presentation

In the opinion of management, our accompanying consolidated financial statements which are unaudited, except for the consolidated balance sheet as of December 31, 2018, which is derived from our audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2019, the results of operations for the three and six months ended June 30, 2018 and 2019 and cash flows for the six months ended June 30, 2018 and 2019. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019 for several reasons. Profits from our butane blending activities are realized largely during the first and fourth quarters of each year. Additionally, gasoline demand, which drives transportation volumes and revenues on our refined products pipeline system, generally trends higher during the summer driving months. Further, the volatility of commodity prices impacts the profits from our commodity activities and the volume of petroleum products we transport on our pipelines.

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

New Accounting Pronouncements - Adopted by us on January 1, 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases. The new accounting model for lessors remains largely the same, although some changes have been made to align it with the new lessee model and the new revenue recognition guidance. This update also requires companies to include additional disclosures regarding their lessee and lessor agreements. We adopted this standard on January 1, 2019, and it did not have a material impact on our consolidated statements of income or our leverage ratio as defined in our credit agreement. Adoption of this ASU resulted in an initial increase in our assets and liabilities by approximately $172 million due to the recognition of right of use assets and lease liabilities. See Note 7 – Leases for our lease disclosures.

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
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2019
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation	$201,173	$91,534	$—	$—	$292,707
Terminalling	48,554	4,723	690	—	53,967
Storage	25,471	34,972	34,485	(1,341)	93,587
Ancillary services	28,128	6,611	6,581	—	41,320
Lease revenue	2,889	17,729	4,206	—	24,824
Transportation and terminals revenue	306,215	155,569	45,962	(1,341)	506,405
Product sales revenue	183,211	5,295	1,483	—	189,989
Affiliate management fee revenue	470	3,646	1,189	—	5,305
Total revenue	489,896	164,510	48,634	(1,341)	701,699
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue(1)	(2,889)	(17,729)	(4,206)	—	(24,824)
(Gains) losses from futures contracts included in product sales revenue(2)	4,713	(95)	—	—	4,618
Affiliate management fee revenue	(470)	(3,646)	(1,189)	—	(5,305)
Total revenue from contracts with customers under ASC 606	$491,250	$143,040	$43,239	$(1,341)	$676,188

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
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2019
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation	$372,200	$176,692	$—	$—	$548,892
Terminalling	88,952	9,969	1,589	—	100,510
Storage	51,910	69,290	69,703	(2,279)	188,624
Ancillary services	54,024	12,632	13,466	—	80,122
Lease revenue	6,134	34,594	8,321	—	49,049
Transportation and terminals revenue	573,220	303,177	93,079	(2,279)	967,197
Product sales revenue	338,367	11,008	3,609	—	352,984
Affiliate management fee revenue	882	7,132	2,439	—	10,453
Total revenue	912,469	321,317	99,127	(2,279)	1,330,634
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue(1)	(6,134)	(34,594)	(8,321)	—	(49,049)
Losses from futures contracts included in product sales revenue(2)	56,822	2,307	—	—	59,129
Affiliate management fee revenue	(882)	(7,132)	(2,439)	—	(10,453)
Total revenue from contracts with customers under ASC 606	$962,275	$281,898	$88,367	$(2,279)	$1,330,261

(1) Lease revenue in 2019 is accounted for under ASC 842, Leases.
(2) The impact on product sales revenue from futures contracts falls under the guidance of ASC 815, Derivatives and Hedging.

Balance Sheet Disclosures

The following table summarizes our accounts receivable, contract assets and contract liabilities resulting from contracts with customers (in thousands):

	December 31, 2018	June 30, 2019
Accounts receivable from contracts with customers	$102,684	$134,506
Contract assets	$8,487	$8,226
Contract liabilities	$122,129	$115,692

For the three and six months ended June 30, 2019, we recognized $13.8 million and $84.0 million of transportation and terminals revenue that was recorded in deferred revenue as of December 31, 2018.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unfulfilled Performance Obligations

The following table provides the aggregate amount of the transaction price allocated to our unfulfilled performance obligations (“UPOs”) as of June 30, 2019 by operating segment, including the range of years remaining on our contracts with customers and an estimate of revenues expected to be recognized over the next 12 months (dollars in thousands):

	Refined Products	Crude Oil	Marine Storage	Total
Balances at June 30, 2019	$2,052,375	$1,244,128	$221,848	$3,518,351
Remaining terms	1 - 19 years	1 - 10 years	1 - 5 years
Estimated revenues from UPOs to be recognized in the next 12 months	$273,714	$330,830	$114,166	$718,710

3.	Segment Disclosures

Our reportable segments are strategic business units that offer different products and services. Our segments are managed separately as each segment requires different marketing strategies and business knowledge. Management evaluates performance based on segment operating margin, which is calculated in the tables below.
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

	Three Months Ended June 30, 2018
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$291,064	$137,953	$44,146	$(915)	$472,248
Product sales revenue	150,934	13,282	2,581	—	166,797
Affiliate management fee revenue	352	3,849	845	—	5,046
Total revenue	442,350	155,084	47,572	(915)	644,091
Operating expenses	113,342	31,177	17,693	(2,367)	159,845
Cost of product sales	137,543	13,761	2,375	—	153,679
(Earnings) losses of non-controlled entities	97	(41,851)	(756)	—	(42,510)
Operating margin	191,368	151,997	28,260	1,452	373,077
Depreciation, amortization and impairment expense	30,508	12,741	8,918	1,452	53,619
G&A expense	33,187	13,455	6,648	—	53,290
Operating profit	$127,673	$125,801	$12,694	$—	$266,168

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2019
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$306,215	$155,569	$45,962	$(1,341)	$506,405
Product sales revenue	183,211	5,295	1,483	—	189,989
Affiliate management fee revenue	470	3,646	1,189	—	5,305
Total revenue	489,896	164,510	48,634	(1,341)	701,699
Operating expenses	115,811	37,217	18,586	(2,685)	168,929
Cost of product sales	146,516	4,710	1,650	—	152,876
Other operating (income) expense	(738)	6,056	(294)	—	5,024
(Earnings) losses of non-controlled entities	4,218	(43,735)	(1,268)	—	(40,785)
Operating margin	224,089	160,262	29,960	1,344	415,655
Depreciation, amortization and impairment expense	34,738	15,743	10,705	1,344	62,530
G&A expense	31,020	14,097	7,266	—	52,383
Operating profit	$158,331	$130,422	$11,989	$—	$300,742

	Six Months Ended June 30, 2018
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$551,458	$264,211	$90,346	$(1,830)	$904,185
Product sales revenue	383,708	19,721	4,960	—	408,389
Affiliate management fee revenue	649	7,865	1,782	—	10,296
Total revenue	935,815	291,797	97,088	(1,830)	1,322,870
Operating expenses	207,391	64,768	35,657	(4,675)	303,141
Cost of product sales	327,876	20,811	4,584	—	353,271
Earnings of non-controlled entities	(2,221)	(73,459)	(1,368)	—	(77,048)
Operating margin	402,769	279,677	58,215	2,845	743,506
Depreciation, amortization and impairment expense	59,415	25,503	17,735	2,845	105,498
G&A expense	62,074	25,361	12,411	—	99,846
Operating profit	$281,280	$228,813	$28,069	$—	$538,162

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2019
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$573,220	$303,177	$93,079	$(2,279)	$967,197
Product sales revenue	338,367	11,008	3,609	—	352,984
Affiliate management fee revenue	882	7,132	2,439	—	10,453
Total revenue	912,469	321,317	99,127	(2,279)	1,330,634
Operating expenses	205,489	81,040	33,483	(5,058)	314,954
Cost of product sales	306,670	11,374	3,926	—	321,970
Other operating (income) expense	(1,352)	4,483	(5,048)	—	(1,917)
(Earnings) losses of non-controlled entities	5,648	(76,037)	(1,651)	—	(72,040)
Operating margin	396,014	300,457	68,417	2,779	767,667
Depreciation, amortization and impairment expense	70,272	31,002	20,348	2,779	124,401
G&A expense	58,735	26,712	12,931	—	98,378
Operating profit	$267,007	$242,743	$35,138	$—	$544,888

4.	Investments in Non-Controlled Entities

Our investments in non-controlled entities at June 30, 2019 were comprised of:

Entity	Ownership Interest
BridgeTex Pipeline Company, LLC (“BridgeTex”)	30%
Double Eagle Pipeline LLC (“Double Eagle”)	50%
HoustonLink Pipeline Company, LLC (“HoustonLink”)	50%
MVP Terminalling, LLC (“MVP”)	50%
Powder Springs Logistics, LLC (“Powder Springs”)	50%
Saddlehorn Pipeline Company, LLC (“Saddlehorn”)	40%
Seabrook Logistics, LLC (“Seabrook”)	50%
Texas Frontera, LLC (“Texas Frontera”)	50%

We serve as operator of BridgeTex, HoustonLink, MVP, Powder Springs, Saddlehorn, Texas Frontera and the pipeline activities of Seabrook. We receive fees for management services as well as reimbursement or payment to us for certain direct operational payroll and other overhead costs. The management fees we receive are reported as affiliate management fee revenue on our consolidated statements of income. Cost reimbursements we receive from these entities in connection with our operating services are included as reductions to costs and expenses on our consolidated statements of income and totaled $1.2 million and $1.1 million during the three months ended June 30, 2018 and 2019, respectively, and $1.7 million and $2.6 million during the six months ended June 30, 2018 and 2019, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recorded the following revenue and expense transactions from certain of these non-controlled entities in our consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Transportation and terminals revenue:
BridgeTex, pipeline capacity and storage	$9,697	$10,181	$19,561	$20,326
Double Eagle, throughput revenue	$1,343	$1,572	$2,887	$3,231
Saddlehorn, storage revenue	$538	$551	$1,076	$1,103
Operating costs:
Seabrook, storage lease and ancillary services	$—	$6,241	$—	$13,150
Product sales revenue:
Powder Springs, butane sales	$2,180	$—	$4,899	$—
Cost of product sales:
Powder Springs, butane purchases	$410	$—	$410	$—

Our consolidated balance sheets reflected the following balances related to our investments in non-controlled entities (in thousands):

	December 31, 2018
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable	Long-Term Receivables
BridgeTex	$318	$1,549	$—	$—
Double Eagle	$546	$—	$—	$—
MVP	$—	$397	$—	$—
Powder Springs	$—	$—	$—	$2,221
Saddlehorn	$—	$183	$—	$—
Seabrook	$—	$—	$1,140	$—

	June 30, 2019
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable	Long-Term Receivables
BridgeTex	$—	$31	$530	$—
Double Eagle	$569	$—	$—	$—
MVP	$—	$387	$—	$—
Powder Springs	$144	$5	$—	$3,824
Saddlehorn	$184	$123	$—	$—
Seabrook	$—	$252	$1,195	$—

The financial results from MVP and Texas Frontera are included in our marine storage segment, the financial results from BridgeTex, Double Eagle, HoustonLink, Saddlehorn and Seabrook are included in our crude oil segment and the financial results from Powder Springs are included in our refined products segment, each as earnings of non-controlled entities.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of our investments in non-controlled entities follows (in thousands):

Investments at 12/31/2018	$1,076,306
Additional investment	112,251
Indemnification settlement	(5,000)
Earnings of non-controlled entities:
Proportionate share of earnings	72,968
Amortization of excess investment and capitalized interest	(928)
Earnings of non-controlled entities	72,040
Less:
Distributions from operations of non-controlled entities	83,069
Distributions from returns of investments in non-controlled entities	7,500
Investments at 6/30/2019	$1,165,028

5.	Inventory

Inventory at December 31, 2018 and June 30, 2019 was as follows (in thousands):

	December 31, 2018	June 30, 2019
Refined products	$92,751	$72,219
Liquefied petroleum gases	46,612	46,294
Transmix	28,497	32,891
Crude oil	11,220	15,051
Additives	6,655	6,452
Total inventory	$185,735	$172,907

6.	Employee Benefit Plans

We sponsor a defined contribution plan in which we match our employees’ qualifying contributions, resulting in additional expense to us. Expenses related to the defined contribution plan were $2.3 million and $2.4 million for the three months ended June 30, 2018 and 2019, respectively, and $6.1 million and $6.5 million for the six months ended June 30, 2018 and 2019, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, we sponsor two union pension plans that cover certain union employees, a pension plan for all non-union employees and a postretirement benefit plan for certain employees. Net periodic benefit expense for the three and six months ended June 30, 2018 and 2019 was as follows (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2018		June 30, 2019
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$6,269	$51	$6,358	$43
Interest cost	2,795	102	3,110	135
Expected return on plan assets	(3,024)	—	(2,317)	—
Amortization of prior service credit	(46)	—	(45)	—
Amortization of actuarial loss	1,569	134	1,508	117
Settlement cost	—	—	2,060	—
Net periodic benefit cost	$7,563	$287	$10,674	$295

	Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2019
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$21,969	$116	$12,885	$97
Interest cost	9,238	208	6,110	254
Expected return on plan assets	(6,002)	—	(4,691)	—
Amortization of prior service credit	(91)	—	(90)	—
Amortization of actuarial loss	6,523	294	2,785	188
Settlement cost	—	—	2,060	—
Net periodic benefit cost	$31,637	$618	$19,059	$539

The service component of our net periodic benefit costs is presented in operating expense and G&A expense, and the non-service components are presented in other (income) expense in our consolidated statements of income.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in accumulated other comprehensive loss (“AOCL”) related to employee benefit plan assets and benefit obligations for the three and six months ended June 30, 2018 and 2019 were as follows (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2018		June 30, 2019
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(98,261)	$(6,437)	$(87,370)	$(5,338)
Net actuarial gain (loss)	386	267	(10,029)	(884)
Amortization of prior service credit	(46)	—	(45)	—
Amortization of actuarial loss	1,569	134	1,508	117
Settlement cost	—	—	2,060	—
Ending balance	$(96,352)	$(6,036)	$(93,876)	$(6,105)

	Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2019
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(97,226)	$(6,597)	$(88,602)	$(5,409)
Net actuarial gain (loss)	(5,558)	267	(10,029)	(884)
Amortization of prior service credit	(91)	—	(90)	—
Amortization of actuarial loss	6,523	294	2,785	188
Settlement cost	—	—	2,060	—
Ending balance	$(96,352)	$(6,036)	$(93,876)	$(6,105)

Contributions estimated to be paid into the plans in 2019 are $31.6 million and $0.6 million for the pension plans and other postretirement benefit plan, respectively.

7.	Leases

As of January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842) using the modified retrospective method of adoption. We elected to use the transition option that allows us to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment, if any, to the opening balance of retained earnings in the year of adoption. Comparable periods continue to be presented under the guidance of the previous standard, ASC 840. ASC 842 requires lessees to recognize a lease liability and right-of-use asset on the balance sheet for operating leases. For lessors, the new accounting model remains largely the same, although some changes have been made to align it with the new lessee model and the new revenue recognition guidance, ASC 606, Revenue from Contracts with Customers. Our adoption of ASC 842 did not result in any material adjustments to retained earnings, changes in the timing or amounts of lease costs or changes to our leverage ratio as defined in our credit agreement.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Related Party Operating Lease. In 2018, we entered into a long-term terminalling and storage contract with our equity investee, Seabrook, for exclusive use of dedicated tankage that provides our customers with crude oil storage capacity and dock access for crude oil imports and exports on the Texas Gulf Coast. This arrangement meets the definition of an operating lease, and our lease liability includes renewal options necessary to maintain control of the assets for a time period sufficient to meet our performance obligations to our third party customers.

Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses on our consolidated statements of income. Variable and short-term rental payments are recognized as costs and expenses as they are incurred. Variable payments consist of amounts that exceed the contractual minimum rental payment (for example, payment increases tied to a change in a market index). Future minimum rental payments under operating leases with initial terms greater than one year as of June 30, 2019 are as follows (in thousands):

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Third Party Leases	Seabrook Lease	All Leases
2019	$12,961	$5,214	$18,175
2020	18,510	10,429	28,939
2021	18,875	8,973	27,848
2022	18,748	6,612	25,360
2023	18,225	6,612	24,837
Thereafter	33,676	37,473	71,149
Total future minimum rental payments	120,995	75,313	196,308
Present value discount	14,105	13,000	27,105
Total operating lease liability	$106,890	$62,313	$169,203

The following tables provide further information about our operating leases (dollars in thousands):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Third Party Leases	Seabrook Lease	All Leases	Third Party Leases	Seabrook Lease	All Leases
Fixed lease cost	$4,762	$2,588	$7,350	$9,583	$5,343	$14,926
Short-term lease cost	353	—	353	810	—	810
Variable lease cost	661	—	661	1,032	—	1,032
Total lease cost	$5,776	$2,588	$8,364	$11,425	$5,343	$16,768

	As of and for the Six Months Ended June 30, 2019
	Third Party Leases	Seabrook Lease	All Leases
Current lease liability	$14,480	$7,997	$22,477
Long-term lease liability	$92,411	$54,315	$146,726
Right-of-use asset	$105,143	$62,313	$167,456

Operating cash flows from operating leases	$6,663	5,363	$12,026
Weighted average remaining lease term (years)	7	9	8
Weighted-average discount rate	4.0%	4.2%	4.1%

Rent expense was $9.5 million and $18.5 million, respectively, for three and six months ended June 30, 2018 and was recognized in accordance with ASC 840.

Operating Leases – Lessor

We recognize fixed rental income on a straight-line basis over the life of the lease as revenue on our consolidated statements of income. Variable rental payments are recognized as revenue in the period in which the circumstances on which the variable lease payments are based occur.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum payments receivable under operating leases with terms greater than one year as of June 30, 2019 are estimated as follows (in thousands):

2019	$19,744
2020	33,584
2021	33,253
2022	23,544
2023	7,652
Thereafter	15,740
Total	$133,517

We recognized variable lease revenue of $14.2 million and $27.9 million, respectively, for the three and six months ended June 30, 2019, primarily related to our condensate splitter in Corpus Christi, Texas.

At June 30, 2019, property, plant and equipment utilized by our customers in operating lease arrangements consisted of: $226.5 million of processing equipment; $73.6 million of storage tanks; $53.5 million of pipeline and station equipment; and $26.7 million of other assets. The processing equipment primarily relates to our condensate splitter.

Sales-Type Lease - Lessor

We entered into a long-term throughput and deficiency agreement with a customer on a pipeline and related assets that we constructed in Texas and New Mexico, which contains minimum payment commitments. Our customer has the option to purchase this pipeline and related assets at the end of the lease term for a nominal amount. This agreement was previously accounted for as a direct-financing lease under ASC 840 and is now being accounted for as a sales-type lease under ASC 842. The net investment under this arrangement as of December 31, 2018 and June 30, 2019 was as follows (in thousands):

	December 31, 2018	June 30, 2019
Total minimum lease payments receivable	$17,468	$16,594
Less: Unearned income	3,422	3,112
Recorded net investment in sales-type lease	$14,046	$13,482

The net investment in sales-type leases was classified in the consolidated balance sheets as follows (in thousands):

	December 31, 2018	June 30, 2019
Other accounts receivable	$1,138	$1,164
Long-term receivables	12,908	12,318
Total	$14,046	$13,482

Future minimum payments receivable under this lease are $0.9 million in 2019, $1.7 million in 2020, $1.7 million in 2021, $1.7 million in 2022, $1.7 million in 2023 and $8.7 million thereafter.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Debt
Long-term debt at December 31, 2018 and June 30, 2019 was as follows (in thousands):

	December 31, 2018	June 30, 2019
Commercial paper	$—	$197,000
6.55% Notes due 2019	550,000	—
4.25% Notes due 2021	550,000	550,000
3.20% Notes due 2025	250,000	250,000
5.00% Notes due 2026	650,000	650,000
6.40% Notes due 2037	250,000	250,000
4.20% Notes due 2042	250,000	250,000
5.15% Notes due 2043	550,000	550,000
4.20% Notes due 2045	250,000	250,000
4.25% Notes due 2046	500,000	500,000
4.20% Notes due 2047	500,000	500,000
4.85% Notes due 2049	—	500,000
Face value of long-term debt	4,300,000	4,447,000
Unamortized debt issuance costs(1)	(27,070)	(31,195)
Net unamortized debt discount(1)	(2,927)	(8,012)
Net unamortized amount of gains from historical fair value hedges(1)	866	—
Long-term debt, net, including current portion	4,270,869	4,407,793
Less: Current portion of long-term debt, net	59,489	—
Long-term debt, net	$4,211,380	$4,407,793

(1)
Debt issuance costs, note discounts and premiums and realized gains and losses of historical fair value hedges are being amortized or accreted to the applicable notes over the respective lives of those notes.

All of the instruments detailed in the table above are senior indebtedness.

2019 Debt Issuance

On January 18, 2019, we issued $500.0 million of 4.85% senior notes due 2049 in an underwritten public offering. The notes were issued at 99.371% of par. Net proceeds from this offering were approximately $491.5 million after underwriting discounts and offering expenses. The net proceeds from this offering along with cash on hand were used to early redeem our $550.0 million of 6.55% senior notes due 2019 on February 11, 2019. In connection with this offering, we recognized $8.3 million of debt prepayment costs that were recorded as interest expense in our consolidated statements of income.

Other Debt

Revolving Credit Facilities. At June 30, 2019, the total borrowing capacity under our revolving credit facility maturing in May 2024 was $1.0 billion. Any borrowings outstanding under this facility are classified as long-term debt on our consolidated balance sheets. Borrowings under this facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.875% to 1.500% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate between 0.075% and 0.200% depending on our credit ratings. The unused commitment fee was 0.125% at June 30, 2019. Borrowings under this facility may be used for general partnership purposes, including capital expenditures. As of December 31, 2018 and June 30, 2019, there were no borrowings outstanding under this facility, with $6.8 million and $3.5 million, respectively, obligated for letters of credit. Amounts obligated for letters

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of credit are not reflected as debt on our consolidated balance sheets, but decrease our borrowing capacity under this facility.

In second quarter 2019, we entered into a $500.0 million 364-day revolving credit facility, which matures in May 2020. Borrowings under this facility are unsecured and generally bear interest at LIBOR plus a spread ranging from 1.000% to 1.250% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate between 0.075% and 0.125%. The unused commitment fee was 0.100% at June 30, 2019. Borrowings under this facility may be used for general purposes, including capital expenditures. As of June 30, 2019, there were no borrowings outstanding under this facility.

Commercial Paper Program. We have a commercial paper program under which we may issue commercial paper notes in an amount up to the available capacity under our $1.0 billion revolving credit facility. The maturities of the commercial paper notes vary, but may not exceed 397 days from the date of issuance. Because the commercial paper we can issue is limited to amounts available under our revolving credit facility, amounts outstanding under the program are classified as long-term debt. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. The weighted-average interest rate for commercial paper borrowings based on the number of days outstanding was 2.3% for the year ended December 31, 2018 and 2.7% for the six months ended June 30, 2019.

9.	Derivative Financial Instruments

Interest Rate Derivatives

We periodically enter into interest rate derivatives to hedge the fair value of debt or hedge against variability in interest rates. For interest rate cash flow hedges, we record the unrealized gains or losses as an adjustment to other comprehensive income. The realized gains and losses from our cash flow hedges are recognized into earnings as an adjustment to our periodic interest expenses over the life of the related debt issuance. For fair value hedges on long-term debt, we record the unrealized gains or losses as an adjustment to long-term debt, and realized amounts as an adjustment to our periodic interest expense. Adjustments resulting from discontinued hedges continue to be recognized in accordance with their historic hedging relationships.

At June 30, 2019, we had $100.0 million of treasury lock agreements outstanding to protect against the risk of variability of a portion of debt issuances we anticipate to occur in 2019. The fair value of these interest rate derivative agreements at June 30, 2019 was recorded as a current liability of $11.1 million, with the offset recorded to other comprehensive income. We account for these agreements as cash flow hedges.

In first quarter 2019, upon issuance of $500.0 million of 4.85% notes due 2049, we terminated and settled $150.0 million of treasury lock agreements that we had previously entered into to protect against the variability of interest payments on this anticipated debt issuance for a loss of $8.0 million, which was included in our statements of cash flows as a net payment on financial derivatives. These agreements were accounted for as cash flow hedges. The loss was recorded to other comprehensive income and will be recognized into earnings as an adjustment to our periodic interest expense over the life of the debt issuance.

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

Forward physical purchase and sale contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting, whereby changes in the mark-to-market values of such contracts are not recognized in income; rather the revenues and expenses associated with such transactions are recognized during the period when commodities are physically delivered or received. Forward physical commodity contracts subject to this exception are evaluated for the probability of future delivery and are periodically tested once the forecasted period has passed to determine whether similar forward contracts are probable of physical delivery in the future.

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

Our open futures contracts at June 30, 2019 were as follows:

Type of Contract/Accounting Methodology	Product Represented by the Contract and Associated Barrels	Maturity Dates
Futures - Economic Hedges	4.3 million barrels of refined products and crude oil	Between July 2019 and April 2020
Futures - Economic Hedges	1.3 million barrels of butane and natural gasoline	Between July 2019 and April 2020

Energy Commodity Derivatives Contracts and Deposits Offsets

At June 30, 2019, we had made margin deposits of $27.5 million for our future contracts with our counterparties, which were recorded as current assets under energy commodity derivatives deposits on our consolidated balance sheets. At December 31, 2018 we held margin deposits of $37.3 million for our future contracts with our counterparties, which were recorded as current liabilities under energy commodity derivatives deposits on our consolidated balance sheets. We have the right to offset the combined fair values of our open futures contracts against our margin deposits under a master netting arrangement for each counterparty; however, we have elected to present the combined fair values of our open futures contracts separately from the related margin deposits on our consolidated balance sheets. Additionally, we have the right to offset the fair values of our futures contracts together for each counterparty, which we have elected to do, and we report the combined net balances on our consolidated balance sheets. A schedule of the derivative amounts we have offset and the deposit amounts we could offset under a master netting arrangement are provided below as of December 31, 2018 and June 30, 2019 (in thousands):

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheets	Net Asset Amount(1)
As of 12/31/2018	$62,166	$(7,155)	$55,011	$(37,328)	$17,683
As of 6/30/2019	$(11,655)	$2,558	$(9,097)	$27,533	$18,436

(1)	Amount represents the maximum loss we would incur if all of our counterparties failed to perform on their derivative contracts.

Basis Derivative Agreement

During 2019, we entered into a basis derivative agreement with a joint venture co-owner’s affiliate, and, contemporaneously, that affiliate entered into an intrastate transportation services agreement with the joint venture. Settlements under the basis derivative agreement are determined based on the basis differential of crude oil prices at different market locations and a notional volume of 30,000 barrels per day. As a result, we account for this agreement as a derivative. The agreement will expire in early 2022. We recognize the changes in fair value of this agreement based on forward price curves for crude oil in West Texas and the Houston Gulf Coast currently in other operating income (expense) in our consolidated statements of income. The liability for this agreement at June 30, 2019 was $12.6 million.

Impact of Derivatives on Our Financial Statements

Comprehensive Income

The changes in derivative activity included in AOCL for the three and six months ended June 30, 2018 and 2019 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Losses Included in AOCL	2018	2019	2018	2019
Beginning balance	$(27,601)	$(30,229)	$(33,755)	$(26,480)
Net gain (loss) on cash flow hedges	1,697	(6,659)	7,111	(11,035)
Reclassification of net loss on cash flow hedges to income	739	601	1,479	1,228
Ending balance	$(25,165)	$(36,287)	$(25,165)	$(36,287)

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the effect on our consolidated statements of income for the three and six months ended June 30, 2018 and 2019 of derivatives that were designated as cash flow hedges (in thousands):

	Interest Rate Contracts
	Amount of Gain (Loss) Recognized in AOCL on Derivatives	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Three Months Ended June 30, 2018	$1,697	Interest expense	$(739)

Three Months Ended June 30, 2019	$(6,659)	Interest expense	$(601)

Six Months Ended June 30, 2018	$7,111	Interest expense	$(1,479)

Six Months Ended June 30, 2019	$(11,035)	Interest expense	$(1,228)

As of June 30, 2019, the net loss estimated to be classified to interest expense over the next twelve months from AOCL is approximately $2.4 million. This amount relates to the amortization of losses on interest rate contracts over the life of the related debt instruments.
The following table provides a summary of the effect on our consolidated statements of income for the three and six months ended June 30, 2018 and 2019 of derivatives that were not designated as hedging instruments (in thousands):

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended		Six Months Ended
	Location of Gain (Loss) Recognized on Derivatives	June 30,		June 30,
Derivative Instrument		2018	2019	2018	2019
Futures contracts	Product sales revenue	$(38,411)	$(4,619)	$(45,786)	$(59,130)
Futures contracts	Cost of product sales	8,337	(6,148)	4,393	(3,875)
Basis derivative agreement	Other operating income (expense)	—	(6,487)	—	(4,959)
	Total	$(30,074)	$(17,254)	$(41,393)	$(67,964)

The impact of the derivatives in the above table was reflected as cash from operations on our consolidated statements of cash flows.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheets
The following tables provide a summary of the fair value of derivatives, which are presented on a net basis in our consolidated balance sheets, that were designated as hedging instruments as of December 31, 2018 and June 30, 2019 (in thousands):

	December 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Energy commodity derivatives contracts, net	$462	Energy commodity derivatives contracts, net	$—
Interest rate contracts	Other current assets	312	Other current liabilities	8,438
	Total	$774	Total	$8,438

	June 30, 2019
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other current assets	$—	Other current liabilities	$11,133

The following tables provide a summary of the fair value of derivatives, which are presented on a net basis in our consolidated balance sheets, that were not designated as hedging instruments as of December 31, 2018 and June 30, 2019 (in thousands):

	December 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Energy commodity derivatives contracts, net	$61,704	Energy commodity derivatives contracts, net	$7,155

	June 30, 2019
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Energy commodity derivatives contracts, net	$2,558	Energy commodity derivatives contracts, net	$11,655
Basis derivative agreement	Other current assets	—	Other current liabilities	4,979
Basis derivative agreement	Other noncurrent assets	—	Other noncurrent liabilities	7,620
	Total	$2,558	Total	$24,254

10.	Commitments and Contingencies

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Environmental Liabilities

Liabilities recognized for estimated environmental costs were $20.5 million and $17.1 million at December 31, 2018 and June 30, 2019, respectively. We have classified environmental liabilities as current or noncurrent based on management’s estimates regarding the timing of actual payments. Environmental expenses recognized as a result of changes in our environmental liabilities are generally included in operating expenses on our consolidated statements of income. Environmental expenses were $2.8 million and $1.4 million for the three months ended June 30, 2018 and 2019, respectively, and $5.3 million and $3.4 million for the six months ended June 30, 2018 and 2019, respectively.

Environmental Receivables

Receivables from insurance carriers and other third parties related to environmental matters were $4.1 million at December 31, 2018, of which $2.4 million and $1.7 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets. Receivables from insurance carriers and other third parties related to environmental matters were $2.8 million at June 30, 2019, of which $1.0 million and $1.8 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets.

Other

We have entered into an agreement to guarantee our 50% pro rata share, up to $25.0 million, of obligations under Powder Springs’ credit facility. As of June 30, 2019, our consolidated balance sheets reflected a $0.4 million other current liability and a corresponding increase in our investment in non-controlled entities on our consolidated balance sheets to reflect the fair value of this guarantee.

We and the non-controlled entities in which we own an interest are a party to various other claims, legal actions and complaints. While the results cannot be predicted with certainty, management believes the ultimate resolution of these claims, legal actions and complaints after consideration of amounts accrued, insurance coverage or other indemnification arrangements will not have a material adverse effect on our results of operations, financial position or cash flows.

11.	Long-Term Incentive Plan
The compensation committee of our general partner’s board of directors administers our long-term incentive plan (“LTIP”) covering certain of our employees and the independent directors of our general partner. The LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate payout of 11.9 million of our limited partner units. The estimated units remaining available under the LTIP at June 30, 2019 total 1.6 million.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our equity-based incentive compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Performance-based awards	$9,165	$9,317	$15,089	$12,961
Time-based awards	882	1,573	1,590	2,843
Total	$10,047	$10,890	$16,679	$15,804

Allocation of LTIP expense on our consolidated statements of income:
G&A expense	$9,968	$10,802	$16,545	$15,673
Operating expense	79	88	134	131
Total	$10,047	$10,890	$16,679	$15,804

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the changes in the number of our limited partner units outstanding from December 31, 2018 through June 30, 2019:

Limited partner units outstanding on December 31, 2018	228,195,160
February 2019–Settlement of employee LTIP awards	199,792
During 2019–Other(a)	8,476
Limited partner units outstanding on June 30, 2019	228,403,428

(a) Limited partner units issued to settle the equity-based retainers paid to four independent directors of our general partner.

Distributions

Distributions we paid during 2018 and 2019 were as follows (in thousands, except per unit amounts):

Payment Date	Per Unit Cash Distribution Amount	Total Cash Distribution to Limited Partners
02/14/2018	$0.9200	$209,940
05/15/2018	0.9375	213,933
Through 06/30/2018	1.8575	423,873
08/14/2018	0.9575	218,497
11/14/2018	0.9775	223,061
Total	$3.7925	$865,431

02/14/2019	$0.9975	$227,832
05/15/2019	1.0050	229,545
Through 06/30/2019	2.0025	457,377
08/14/2019(a)	1.0125	231,258
Total	$3.0150	$688,635

(a) Our general partner’s board of directors declared this cash distribution in July 2019 to be paid on August 14, 2019 to unitholders of record at the close of business on August 7, 2019.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

instrument is traded. The exchange value was calculated using present value techniques on estimated future cash flows based on forward interest rate curves. See Note 9 – Derivative Financial Instruments for further disclosures regarding these contracts.

•
Basis Derivative Agreement. During 2019, we entered into a basis derivative agreement with a joint venture co-owner’s affiliate, and, contemporaneously, that affiliate entered into an intrastate transportation services agreement with the joint venture. Settlements under the basis derivative agreement are determined based on the basis differential of crude oil prices at different market locations and a notional volume of 30,000 barrels per day (see Note 9 - Derivative Financial Instruments for further disclosures regarding this agreement). The fair value of this derivative was calculated based on observable market data inputs, including published commodity pricing data and market interest rates. The key inputs in the fair value calculation include the forward price curves for crude oil, the implied forward correlation in crude oil prices between West Texas and the Houston Gulf Coast, and the implied forward volatility for crude oil futures contracts.

•
Long-term receivables. These primarily include payments receivable under a sales-type leasing arrangement and cost reimbursement payments receivable. These receivables were recorded at fair value on our consolidated balance sheets, using then-current market rates to estimate the present value of future cash flows.

•
Guarantees. At December 31, 2018, these guarantees primarily included an indemnification agreement we entered into with an affiliate of OMERS, the defined benefit pension plan for municipal employees in Ontario, Canada, in connection with the partial sale of our interest in BridgeTex. This indemnification was recorded at fair value on our consolidated balance sheets upon initial recognition, using probability-weighted potential outcome scenarios to estimate our possible liability for specific events covered by this indemnification. In first quarter 2019, certain litigation subject to the indemnification agreement was settled, which resulted in our paying $5.0 million under the indemnification agreement and recognizing the reduction of the remaining $11.0 million liability as an additional gain on disposition of assets on our consolidated statements of income.

•
Debt. The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2018 and June 30, 2019; however, where recent observable market trades were not available, prices were determined using adjustments to the last traded value for that debt issuance or by adjustments to the prices of similar debt instruments of peer entities that are actively traded. The carrying amount of borrowings, if any, under our revolving credit facility and our commercial paper program approximates fair value due to the frequent repricing of these obligations.

Fair Value Measurements - Financial Assets and Liabilities

The following tables summarize the carrying amounts, fair values and fair value measurements recorded or disclosed as of December 31, 2018 and June 30, 2019 based on the three levels established by ASC 820, Fair Value Measurements and Disclosures (in thousands):

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2018
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts	$55,011	$55,011	$55,011	$—	$—
Interest rate contracts	$(8,126)	$(8,126)	$—	$(8,126)	$—
Long-term receivables	$20,844	$20,844	$—	$—	$20,844
Guarantees	$(16,409)	$(16,409)	$—	$—	$(16,409)
Debt	$(4,270,869)	$(4,224,373)	$—	$(4,224,373)	$—

	June 30, 2019
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts	$(9,097)	$(9,097)	$(9,097)	$—	$—
Interest rate contracts	$(11,133)	$(11,133)	$—	$(11,133)	$—
Basis derivative agreement	$(12,599)	$(12,599)	$—	$(12,599)	$—
Long-term receivables	$21,304	$21,304	$—	$—	$21,304
Guarantees	$(408)	$(408)	$—	$—	$(408)
Debt	$(4,407,793)	$(4,740,628)	$—	$(4,740,628)	$—

14.	Related Party Transactions

Stacy Methvin is an independent member of our general partner’s board of directors and is also a director of one of our customers.  We received tariff and other ancillary revenue from this customer of $4.6 million and $7.0 million for the three months ended June 30, 2018 and 2019, respectively, and $8.4 million and $14.3 million for the six months ended June 30, 2018 and 2019, respectively. We recorded receivables of $1.9 million and $2.0 million from this customer at December 31, 2018 and June 30, 2019, respectively.  The tariff revenue we recognized from this customer was in the normal course of business, with rates determined in accordance with published tariffs.  We also made a one-time payment of $0.2 million in second quarter 2019 to a subsidiary of this customer for an easement related to one of our expansion projects.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

See Note 4 – Investments in Non-Controlled Entities for details of transactions with our joint ventures.

15.	Subsequent Events

Recognizable events

No recognizable events occurred subsequent to June 30, 2019.

Non-recognizable events

Cash Distribution. In July 2019, our general partner’s board of directors declared a quarterly cash distribution of $1.0125 per unit for the period of April 1, 2019 through June 30, 2019. This quarterly cash distribution will be paid on August 14, 2019 to unitholders of record on August 7, 2019. The total cash distributions expected to be paid under this declaration are approximately $231.3 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a publicly traded limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of June 30, 2019, our asset portfolio consisted of:

•
our refined products segment, comprised of our approximately 9,700-mile refined products pipeline system with 53 terminals as well as 25 independent terminals not connected to our pipeline system and our 1,100-mile ammonia pipeline system;

•
our crude oil segment, comprised of approximately 2,200 miles of crude oil pipelines, a condensate splitter and 33 million barrels of aggregate storage capacity, of which 21 million barrels are used for contract storage. Approximately 1,000 miles of these pipelines, the condensate splitter and 28 million barrels of this storage capacity (including 19 million barrels used for contract storage) are wholly-owned, with the remainder owned through joint ventures; and

•
our marine storage segment, consisting of six marine terminals located along coastal waterways with an aggregate storage capacity of approximately 27 million barrels. Five of these terminals and approximately 25 million barrels of this storage capacity are wholly-owned, with the remainder owned through joint ventures.

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

Recent Developments

Cash Distribution. In July 2019, our general partner’s board of directors declared a quarterly cash distribution of $1.0125 per unit for the period of April 1, 2019 through June 30, 2019. This quarterly cash distribution will be paid on August 14, 2019 to unitholders of record on August 7, 2019. The total cash distributions expected to be paid under this declaration are approximately $231.3 million.

Results of Operations

We believe that investors benefit from having access to the same financial measures utilized by management. Operating margin, which is presented in the following tables, is an important measure used by management to evaluate the economic performance of our core operations. Operating margin is not a generally accepted accounting principles (“GAAP”) measure, but the components of operating margin are computed using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the following tables. Operating profit includes expense items, such as depreciation, amortization and impairment expense and general and administrative (“G&A”) expense, which management does not focus on when evaluating the core profitability of our separate operating segments. Additionally, product margin, which management primarily uses to evaluate the profitability of our commodity-related activities, is provided in these tables. Product margin is a non-GAAP measure but its components of product sales revenue and cost of product sales are determined in accordance with GAAP. Our butane blending, fractionation and other commodity-related activities generate significant revenue. However, we believe the product margin from these activities, which takes into account the related cost of product sales, better represents its importance to our results of operations.

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2019

	Three Months Ended June 30,		Variance Favorable (Unfavorable)
	2018	2019	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$291.1	$306.2	$15.1	5
Crude oil	137.9	155.6	17.7	13
Marine storage	44.1	46.0	1.9	4
Intersegment eliminations	(0.8)	(1.4)	(0.6)	(75)
Total transportation and terminals revenue	472.3	506.4	34.1	7
Affiliate management fee revenue	5.0	5.4	0.4	8
Operating expenses:
Refined products	113.3	115.8	(2.5)	(2)
Crude oil	31.2	37.2	(6.0)	(19)
Marine storage	17.7	18.6	(0.9)	(5)
Intersegment eliminations	(2.3)	(2.6)	0.3	13
Total operating expenses	159.9	169.0	(9.1)	(6)
Product margin:
Product sales revenue	166.8	190.0	23.2	14
Cost of product sales	153.6	152.9	0.7	—
Product margin	13.2	37.1	23.9	181
Other operating income (expense)	—	(5.0)	(5.0)	n/a
Earnings of non-controlled entities	42.5	40.8	(1.7)	(4)
Operating margin	373.1	415.7	42.6	11
Depreciation, amortization and impairment expense	53.6	62.6	(9.0)	(17)
G&A expense	53.3	52.4	0.9	2
Operating profit	266.2	300.7	34.5	13
Interest expense (net of interest income and interest capitalized)	50.8	45.9	4.9	10
Gain on disposition of assets	—	(4.6)	4.6	n/a
Other (income) expense	(0.2)	4.5	(4.7)	n/a
Income before provision for income taxes	215.6	254.9	39.3	18
Provision for income taxes	1.2	1.2	—	—
Net income	$214.4	$253.7	$39.3	18
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.503	$1.606
Volume shipped (million barrels):
Gasoline	78.0	70.8
Distillates	44.1	47.2
Aviation fuel	6.9	9.9
Liquefied petroleum gases	4.9	4.5
Total volume shipped	133.9	132.4
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$1.492	$0.977
Volume shipped (million barrels)	49.9	80.5
Crude oil terminal average utilization (million barrels per month)	16.6	20.5
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(1)	35.2	38.8
Saddlehorn - volume shipped (million barrels)(2)	6.0	13.4
Marine storage:
Marine terminal average utilization (million barrels per month)	22.6	23.8

(1) These volumes reflect the total shipments for the BridgeTex pipeline, which was owned 50% by us through September 28, 2018 and 30% thereafter.
(2) These volumes reflect the total shipments for the Saddlehorn pipeline, which is owned 40% by us.

Transportation and terminals revenue increased $34.1 million resulting from:

•
an increase in refined products revenue of $15.1 million primarily due to a higher average transportation rate per barrel. The average rate per barrel in the current period was favorably impacted by the 2018 mid-year tariff adjustment as well as longer haul shipments on the Mid-Continent system, which move at a higher rate. Less short-haul movements on the South Texas pipelines resulted in approximately 1% lower shipments with these supply-driven barrels causing the fluctuations in product mix transported as well;

•
an increase in crude oil revenue of $17.7 million primarily due to higher revenues from system storage and dock services that we provided to our customers in conjunction with capacity that we lease from the Seabrook Logistics, LLC (“Seabrook”) export facility, as well as higher transportation volumes on our Houston distribution system primarily due to the increased activity at Seabrook. Overall, the average crude oil rate per barrel decreased between periods due to significantly higher volumes on our Houston distribution system, which move at a lower rate, and lower average rates on new long-term contracts on our Longhorn pipeline; and

•	an increase in marine storage revenue of $1.9 million primarily due to higher storage availability related to timing of maintenance work.
Operating expenses increased by $9.1 million primarily resulting from:

•	an increase in refined products expenses of $2.5 million primarily due to higher spending for asset integrity in the 2019 period and less favorable product overages (which reduce operating expenses);

•	an increase in crude oil expenses of $6.0 million primarily due to fees we paid to Seabrook for leased storage and dock services and higher maintenance costs on our condensate splitter; and

•	an increase in marine storage expenses of $0.9 million primarily due to higher property taxes.
Product margin increased $23.9 million primarily due to higher sales prices and lower costs on butane blending physical sales.
Other operating expense of $5.0 million primarily relates to unrealized fair value adjustments associated with a basis derivative agreement (see Note 9 – Derivative Financial Instruments for more information regarding this derivative agreement), net of realized amounts received under this agreement.
Earnings of non-controlled entities decreased $1.7 million primarily due to lower earnings from BridgeTex Pipeline Company, LLC (“BridgeTex”) following the sale of a portion of our investment and lower earnings from Powder Springs Logistics, LLC (“Powder Springs”) primarily attributable to losses on futures contracts in 2019, partially offset by higher earnings from Seabrook due to the initiation of export capabilities in August 2018 as well as higher earnings from Saddlehorn Pipeline Company, LLC (“Saddlehorn”) due to increased volume from a contractual step-up in committed shipments in September 2018, as well as recently implemented incentive tariff arrangements.
Depreciation, amortization and impairment expense increased $9.0 million primarily due to the commencement of depreciation on projects recently placed into service and an increase in asset impairments.
G&A expense decreased $0.9 million primarily due to timing of prospecting costs associated with potential expansion projects.

Interest expense, net of interest income and interest capitalized, decreased $4.9 million due to lower outstanding borrowings in second quarter 2019 and a lower weighted-average interest rate. Our average outstanding debt decreased from $4.7 billion in second quarter 2018 to $4.4 billion in second quarter 2019, and our weighted-average interest rate decreased from 4.8% in second quarter 2018 to 4.6% in second quarter 2019.

Gain on disposition of assets was $4.6 million in second quarter 2019 primarily resulting from the sale of an inactive terminal along our refined products pipeline system.

Other (income) expense was $4.7 million unfavorable primarily due to higher pension settlement costs in the current quarter.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2019

	Six Months Ended June 30,		Variance Favorable (Unfavorable)
	2018	2019	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$551.5	$573.2	$21.7	4
Crude oil	264.2	303.2	39.0	15
Marine storage	90.3	93.1	2.8	3
Intersegment eliminations	(1.8)	(2.3)	(0.5)	(28)
Total transportation and terminals revenue	904.2	967.2	63.0	7
Affiliate management fee revenue	10.3	10.5	0.2	2
Operating expenses:
Refined products	207.4	205.5	1.9	1
Crude oil	64.8	81.0	(16.2)	(25)
Marine storage	35.7	33.5	2.2	6
Intersegment eliminations	(4.7)	(5.0)	0.3	6
Total operating expenses	303.2	315.0	(11.8)	(4)
Product margin:
Product sales revenue	408.4	353.0	(55.4)	(14)
Cost of product sales	353.2	322.0	31.2	9
Product margin	55.2	31.0	(24.2)	(44)
Other operating income (expense)	—	1.9	1.9	n/a
Earnings of non-controlled entities	77.0	72.1	(4.9)	(6)
Operating margin	743.5	767.7	24.2	3
Depreciation, amortization and impairment expense	105.5	124.4	(18.9)	(18)
G&A expense	99.8	98.4	1.4	1
Operating profit	538.2	544.9	6.7	1
Interest expense (net of interest income and interest capitalized)	102.2	101.0	1.2	1
Gain on disposition of assets	—	(26.4)	26.4	n/a
Other expense	8.6	6.6	2.0	23
Income before provision for income taxes	427.4	463.7	36.3	8
Provision for income taxes	2.1	2.3	(0.2)	(10)
Net income	$425.3	$461.4	$36.1	8
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.485	$1.590
Volume shipped (million barrels):
Gasoline	145.6	132.9
Distillates	87.1	91.8
Aviation fuel	13.2	18.7
Liquefied petroleum gases	6.0	5.1
Total volume shipped	251.9	248.5
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$1.360	$0.961
Volume shipped (million barrels)	105.6	159.9
Crude oil terminal average utilization (million barrels per month)	16.1	20.2
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(1)	63.5	76.5
Saddlehorn - volume shipped (million barrels)(2)	11.8	22.4
Marine storage:
Marine terminal average utilization (million barrels per month)	22.6	23.8

(1) These volumes reflect the total shipments for the BridgeTex pipeline, which was owned 50% by us through September 28, 2018 and 30% thereafter.
(2) These volumes reflect the total shipments for the Saddlehorn pipeline, which is owned 40% by us.

Transportation and terminals revenue increased $63.0 million resulting from:

•
an increase in refined products revenue of $21.7 million primarily due to a higher average transportation rate per barrel. The average rate per barrel in the current period was favorably impacted by the 2018 mid-year tariff adjustment as well as longer haul shipments on the Mid-Continent system, which move at a higher rate. Less short-haul movements on the South Texas pipelines resulted in overall lower shipments with these supply-driven barrels causing the fluctuations in product mix transported as well;

•
an increase in crude oil revenue of $39.0 million primarily due to higher revenues from system storage and dock services that we provided to our customers in conjunction with capacity that we lease from the Seabrook export facility, as well as higher transportation volumes as a result of the favorable pricing differential between the Permian Basin and Houston and incremental shipments to Seabrook. Overall, the average crude oil rate per barrel decreased between periods due to significantly higher volumes on our Houston distribution system, which move at a lower rate; and

•	an increase in marine storage revenue of $2.8 million primarily due to higher storage availability related to timing of maintenance work.
Operating expenses increased by $11.8 million primarily resulting from:

•
a decrease in refined products expenses of $1.9 million primarily due to a pension valuation correction that negatively impacted 2018 results and lower environmental accruals in the current period, partially offset by less favorable product overages in 2019 (which reduce operating expenses);

•	an increase in crude oil expenses of $16.2 million primarily due to fees we paid to Seabrook for leased storage and dock services and higher maintenance costs on our condensate splitter; and

•	a decrease in marine storage expenses of $2.2 million primarily due to lower spending for asset integrity related to timing of maintenance work, partially offset by higher property taxes.
Product margin decreased $24.2 million primarily due to recognition of losses on futures contracts in 2019 compared to gains in 2018, partially offset by increased butane blending margins on physical sales.
Other operating income (expense) of $1.9 million relates to insurance proceeds received in first quarter 2019 related to Hurricane Harvey, partially offset by unrealized fair value adjustments associated with a basis derivative agreement (see Note 9 – Derivative Financial Instruments for more information regarding this derivative agreement), net of realized amounts received under this agreement.
Earnings of non-controlled entities decreased $4.9 million primarily due to lower earnings from BridgeTex following the sale of a portion of our investment and lower earnings from Powder Springs primarily attributable to recognition of losses on futures contracts, partially offset by higher earnings from Seabrook due to the initiation of export capabilities in August 2018 as well as higher earnings from Saddlehorn due to increased volume from a contractual step-up in committed shipments in September 2018, as well as recently implemented incentive tariff arrangements.
Depreciation, amortization and impairment expense increased $18.9 million primarily due to the commencement of depreciation on projects recently placed into service and an increase in asset impairments.
G&A expense was $1.4 million favorable as 2018 included expense related to a pension valuation correction.
Interest expense, net of interest income and interest capitalized, decreased $1.2 million primarily due to lower outstanding debt and a lower weighted average interest rate, partially offset by $8.3 million of debt prepayment costs in first quarter 2019 related to the early extinguishment of our 6.55% notes that were due July 2019. Our average outstanding debt decreased from $4.6 billion in 2018 to $4.4 billion in 2019, and our weighted-average interest rate decreased from 4.8% in 2018 to 4.7% in 2019.

Gain on disposition of assets was $26.4 million in 2019. We recognized an $11.0 million deferred gain on the sale of our investment in BridgeTex, $10.2 million related to our discontinued Delaware Basin pipeline construction project that was recently sold to a third party and $5.3 million resulting from the sale of an inactive terminal along our refined products pipeline system.
Other expense was $2.0 million favorable as 2018 included the impact of a pension valuation correction.

Distributable Cash Flow

We calculate the non-GAAP measures of distributable cash flow (“DCF”) and adjusted EBITDA in the table below. Management uses DCF as a basis for recommending to our general partner’s board of directors the amount of cash distributions to be paid to our limited partners each period. Management also uses DCF as a basis for determining the payouts for the performance-based awards issued under our equity-based compensation plan. Adjusted EBITDA is an important measure that we and the investment community use to assess the financial results of an entity. We believe that investors benefit from having access to the same financial measures utilized by management for these evaluations. A reconciliation of DCF and adjusted EBITDA for the six months ended June 30, 2018 and 2019 to net income, which is its nearest comparable GAAP financial measure, follows (in millions):

	Six Months Ended June 30,		Increase (Decrease)
	2018	2019
Net income	$425.3	$461.4	$36.1
Interest expense, net	102.2	101.0	(1.2)
Depreciation, amortization and impairment(1)	110.1	118.9	8.8
Equity-based incentive compensation(2)	7.4	6.0	(1.4)
Gain on disposition of assets(3)	—	(16.3)	(16.3)
Commodity-related adjustments:
Derivative (gains) losses recognized in the period associated with future transactions(4)	35.8	20.8	(15.0)
Derivative gains (losses) recognized in previous periods associated with transactions completed in the period(4)	(38.8)	71.2	110.0
Inventory valuation adjustments(5)	(0.3)	(9.4)	(9.1)
Total commodity-related adjustments	(3.3)	82.6	85.9
Distributions from operations of non-controlled entities in excess of earnings	17.6	11.1	(6.5)
Other(6)	3.7	—	(3.7)
Adjusted EBITDA	663.0	764.7	101.7
Interest expense, net, excluding debt issuance cost amortization(7)	(100.5)	(91.1)	9.4
Maintenance capital(8)	(36.9)	(40.8)	(3.9)
DCF	$525.6	$632.8	$107.2

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

(3) Gains on disposition of assets are excluded from DCF to the extent they are not related to our ongoing operations. The 2019 period includes a $10.2 million gain on the sale of residual assets related to the development of expansion projects which are considered ongoing in nature, and as such are included in DCF.

(4) Certain derivatives have not been designated as hedges for accounting purposes and the mark-to-market changes of these derivatives are recognized currently in net income.  We exclude the net impact of these derivatives from our determination of DCF until the transactions are settled and, where applicable, the related products are sold.  In the period in which these transactions are settled and any related products are sold, the net impact of the derivatives is included in DCF.

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
Net cash provided by operating activities was $564.1 million and $570.6 million for the six months ended June 30, 2018 and 2019, respectively. The $6.5 million increase in 2019 was due to higher net income as previously described, mostly offset by changes in our working capital and adjustments for non-cash items.
Investing Activities. Investing cash flows consist primarily of capital expenditures and investments in non-controlled entities.
Net cash used by investing activities for the six months ended June 30, 2018 and 2019 was $322.5 million and $502.2 million, respectively. During the 2019 period, we incurred $514.8 million for capital expenditures, which included $40.8 million for maintenance capital, $411.2 million for our expansion capital projects and $62.8 million for undivided joint interest projects for which cash was received from a third party. Additionally, we contributed net capital of $104.8 million in conjunction with our joint ventures, which we account for as investments in non-controlled entities, of which $99.8 million related to capital projects. During the 2018 period, we incurred $219.8 million for capital expenditures, which included $37.0 million for maintenance capital, $169.0 million for our expansion capital projects and $13.8 million for undivided joint interest projects for which cash was received from a third party. Additionally, we contributed capital of $144.9 million in conjunction with our joint venture capital projects.
Financing Activities. Financing cash flows consist primarily of distributions to our unitholders and borrowings and repayments under our commercial paper program.
Net cash used by financing activities for the six months ended June 30, 2018 and 2019 was $313.6 million and $346.4 million, respectively. During the 2019 period, we paid cash distributions of $457.4 million to our unitholders. Additionally, we received net proceeds of $496.9 million from borrowings under long-term notes and had net commercial paper borrowings of $197.0 million, which were used to repay our $550.0 million of 6.55% notes due 2019. Also, in January 2019, our equity-based incentive compensation awards that vested December 31, 2018 were settled by issuing 208,268 limited partner units and distributing those units to the long-term incentive plan (“LTIP”) participants, resulting in payments primarily associated with tax withholdings of $9.8 million. During the 2018 period, we paid cash distributions of $423.9 million to our unitholders. Additionally, net commercial paper borrowings during the 2018 period were $119.9 million. Also, in January 2018, our equity-based incentive compensation awards that vested December 31, 2017 were settled by issuing 168,913 limited partner units and distributing those units to the LTIP participants, resulting in payments primarily associated with tax withholdings of $9.3 million.

The quarterly distribution amount related to our second quarter 2019 financial results (to be paid in third quarter 2019) is $1.0125 per unit.  If we are able to meet management’s targeted distribution growth of 5% during 2019 and the number of outstanding limited partner units remains at 228.4 million, total cash distributions of approximately $928 million will be paid to our unitholders related to 2019 earnings. Management believes we will have sufficient DCF to fund these distributions.

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

For the six months ended June 30, 2019, our maintenance capital spending was $40.8 million. For 2019, we expect to spend approximately $95 million on maintenance capital.

During the first six months of 2019, we spent $411.2 million for our expansion capital projects and contributed $99.8 million for capital projects in conjunction with our joint ventures. Based on the progress of expansion projects already underway, we expect to spend approximately $1.1 billion in 2019 and $150 million in 2020 to complete our current projects.

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

Other Items

Board of Director Election. On May 21, 2019, Chansoo Joung was elected to our general partner’s board of directors as an independent director.

Executive Officer Promotions. Aaron Milford, who previously held the position of Chief Financial Officer and Senior Vice President, was elected by our general partner’s board of directors as Chief Operating Officer effective May 1, 2019.

Jeff Holman, who previously held the position of Vice President, Finance and Treasurer, was elected by our general partner’s board of directors as Chief Financial Officer and Senior Vice President, also effective May 1, 2019, filling the vacancy created by Mr. Milford’s promotion.

Crude Oil Transportation Volumes. The volume of crude oil we transport partially depends upon the difference in commodity prices between our origin and destination points. When this differential is lower than our uncommitted (or spot) tariff rates, it is generally uneconomical for customers without contractual obligations to ship. We have benefited from these spot shipments over the last year on our Longhorn pipeline, Houston distribution system and BridgeTex pipeline, as the pricing differential between the Permian Basin and Houston has generally been above our spot tariff rates. However, the pricing differential can be volatile and is expected to decrease primarily due to the addition of new crude oil pipeline capacity in the region. As a result, we expect the level of spot shipments, and thus overall transportation volumes, on our Texas crude oil pipelines to decrease during late 2019. To ensure our crude oil pipelines remain fully utilized, we are considering the use of crude oil marketing activities, as needed, to facilitate intrastate shipments on our Texas crude oil pipelines.

Pipeline Tariff Changes. The Federal Energy Regulatory Commission (“FERC”) regulates the rates charged on interstate common carrier pipelines primarily through an indexing methodology, which establishes the maximum amount by which tariff rates can be adjusted each year. Approximately 40% of our refined products tariffs are subject to this indexing methodology. The remaining 60% of our refined products tariffs are either subject to regulations by the states in which we operate or are approved for market-based rates by the FERC, and in both cases these rates can be adjusted at our discretion based on market factors. The current FERC-approved indexing method is the annual change in the producer price index for finished goods plus 1.23%. Based on this indexing methodology, we increased virtually all of our refined products pipeline rates by approximately 4.3% on July 1, 2019. Most of the tariffs on our crude oil pipelines are established at negotiated rates that generally provide for annual adjustments in line with changes in the FERC index, subject to certain modifications. We also increased the rates on the majority of our crude oil pipelines by approximately 4% in July 2019.

Collective Bargaining Agreement. Approximately 12% of our employees, which also constitutes 25% of the 921 employees assigned to our refined products segment, are represented by the United Steel Workers (“USW”) and are covered by a collective bargaining agreement that was scheduled to expire in January 2019. We have been operating under a 24-hour rolling extension of the agreement since that time while negotiations for a new agreement have continued. We still expect that we will be able to successfully negotiate a new long-term agreement with the USW.  If we are unable to reach an agreement and experience a prolonged work stoppage by these employees, it could have a material adverse effect on our business activities, results of operations and cash flows.

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

As of June 30, 2019, our open derivative contracts and the impact of the derivatives we settled during the period were comprised of futures contracts used to hedge sales and purchases of refined products, crude oil and butane related to our butane blending and fractionation activities, tender deductions and product overages. These contracts were accounted for as economic hedges, with the change in fair value of contracts that hedge future sales recorded to product sales, and the change in fair value of contracts that hedge future purchases recorded to cost of product sales.

For further information regarding the quantities of refined products and crude oil hedged at June 30, 2019 and the fair value of open hedge contracts at that date, please see Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The following tables provide a summary of the impacts of the mark-to-market gains and losses associated with these futures contracts on our results of operations for the respective periods presented (in millions):

	Six Months Ended June 30, 2018
	Product Sales Revenue	Cost of Product Sales	Net Impact on Net Income
Losses recorded on open futures contracts during the period	$(32.7)	$7.3	$(25.4)
Losses recognized on settled futures contracts during the period	(13.1)	(2.9)	(16.0)
Net impact of futures contracts	$(45.8)	$4.4	$(41.4)

	Six Months Ended June 30, 2019
	Product Sales Revenue	Cost of Product Sales	Net Impact on Net Income
Losses recorded on open futures contracts during the period	$(2.5)	$(6.6)	$(9.1)
Gains (losses) recognized on settled futures contracts during the period	(56.6)	2.7	(53.9)
Net impact of futures contracts	$(59.1)	$(3.9)	$(63.0)

Related Party Transactions. See Note 14 – Related Party Transactions in Item 1 of Part I of this report for detail of our related party transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Forward physical contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of June 30, 2019, we had commitments under forward purchase and sale contracts as follows (in millions):

	Total	2019	2020-2021
Forward purchase contracts – notional value	$96.1	$64.4	$31.7
Forward purchase contracts – barrels	3.0	2.1	0.9
Forward sales contracts – notional value	$15.5	$15.5	$—
Forward sales contracts – barrels	0.2	0.2	—

We also use exchange-traded futures contracts to hedge against changes in the price of petroleum products we expect to sell or purchase. Virtually all of our open contracts did not qualify for hedge accounting treatment under ASC 815, Derivatives and Hedging, and we accounted for these contracts as economic hedges, with changes in fair value recognized currently in earnings. The fair value of these open futures contracts, representing 4.3 million barrels of petroleum products we expect to sell and 1.3 million barrels of butane we expect to purchase, was a net liability of $9.1 million. With respect to these contracts, a $10.00 per barrel increase (decrease) in the prices of petroleum products we expect to sell would result in a $43.0 million decrease (increase) in our operating profit, while a $10.00 per barrel increase (decrease) in the price of butane we expect to purchase would result in $13.0 million increase (decrease) in our operating profit. These increases or decreases in operating profit would be substantially offset by higher or lower product sales revenue or cost of product sales when the physical sale or purchase of those products occurs. These contracts may be for the purchase or sale of products in markets different from those in which we are attempting to hedge our exposure, and the resulting hedges may not eliminate all price risks.

During 2019, we entered into a basis derivative agreement with a joint venture co-owner’s affiliate, and, contemporaneously, that affiliate entered into an intrastate transportation services agreement with the joint venture. Settlements under the basis derivative agreement are determined based on the basis differential of crude oil prices at different market locations and a notional volume of 30,000 barrels per day. As a result, we are exposed to the differential in the forward price curves for crude oil in West Texas and the Houston Gulf Coast. With respect to this agreement, a $1.00 per barrel increase (decrease) in the differential would result in an approximately $10.0 million increase (decrease) in our operating profit.

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk.

We have entered into $100.0 million of interest rate derivatives to protect against the risk of variability of interest payments on debt we anticipate issuing in the future. The fair value of these contracts at June 30, 2019 was a net liability of $11.1 million. We account for these agreements as cash flow hedges. A 0.125% decrease in interest rates would result in an increase in the fair value of this liability of approximately $2.8 million. A 0.125% increase in interest rates would result in a decrease in the fair value of this liability of approximately $2.7 million.

ITEM 4.	CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. We performed this evaluation under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our general partner’s CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed so that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Clean Air Act Enforcement Proceeding.  In June 2017, we received an enforcement letter from the U.S. Department of Justice (“DOJ”) regarding a referral from the U.S. Environmental Protection Agency (“EPA”) relating to alleged Clean Air Act violations at our terminals in Mason City, Iowa, Great Bend and Kansas City, Kansas and Omaha, Nebraska.  In 2018, the DOJ and EPA notified us of their intent to impose penalties as a result of these alleged violations which could exceed $100,000.  The DOJ has subsequently withdrawn from the proceeding. We have been in active settlement discussions with the EPA to settle these alleged violations on terms that are mutually agreeable.  While the results cannot be predicted with certainty, we believe the ultimate resolution of this matter will not have a material impact on our results of operations, financial position or cash flows.

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

We and the non-controlled entities in which we own an interest are a party to various other claims, legal actions and complaints. While the results cannot be predicted with certainty, management believes the ultimate resolution of these claims, legal actions and complaints after consideration of amounts accrued, insurance coverage or other indemnification arrangements will not have a material adverse effect on our future results of operations, financial position or cash flows.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed below on the Index to Exhibits are filed or incorporated by reference as part of this report.

INDEX TO EXHIBITS

Exhibit Number		Description

Exhibit 10.1*	—
364-Day Credit Agreement, dated as of May 17, 2019, among Magellan Midstream Partners, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to Form 8-K filed May 22, 2019).

Exhibit 10.2*	—
First Amendment to Second Amended and Restated Credit Agreement, dated as of May 17, 2019, among Magellan Midstream Partners, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (filed as Exhibit 10.2 to Form 8-K filed May 22, 2019).

Exhibit 31.1	—	Certification of Michael N. Mears, principal executive officer.

Exhibit 31.2	—	Certification of Jeff Holman, principal financial officer.

Exhibit 32.1	—	Section 1350 Certification of Michael N. Mears, Chief Executive Officer.

Exhibit 32.2	—	Section 1350 Certification of Jeff Holman, Chief Financial Officer.

Exhibit 101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

_______________________

*Such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on August 1, 2019.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	Magellan GP, LLC,
its general partner

/s/ Jeff Holman
Jeff Holman
Chief Financial Officer
(Principal Accounting and Financial Officer)