Form 10-Q
period 2019-09-30
Magellan Midstream Partners, L.P.
filed 2019-10-31
CIK 1126975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Yes  ☐    No  ☒
As of October 30, 2019, there were 228,403,428 outstanding common units representing limited partner units of Magellan Midstream Partners, L.P.

TABLE OF CONTENTS
PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Transportation and terminals revenue	$488,775	$506,432	$1,392,960	$1,473,629
Product sales revenue	144,403	144,807	552,792	497,791
Affiliate management fee revenue	4,842	5,357	15,138	15,810
Total revenue	638,020	656,596	1,960,890	1,987,230
Costs and expenses:
Operating	172,115	169,387	475,256	484,341
Cost of product sales	120,510	108,757	473,781	430,727
Depreciation, amortization and impairment	56,228	56,627	161,726	181,028
General and administrative	47,389	51,156	147,235	149,534
Total costs and expenses	396,242	385,927	1,257,998	1,245,630
Other operating income (expense)	—	(379)	—	1,538
Earnings of non-controlled entities	53,795	50,189	130,843	122,229
Operating profit	295,573	320,479	833,735	865,367
Interest expense	55,133	53,750	168,535	165,322
Interest capitalized	(3,099)	(5,831)	(13,354)	(14,419)
Interest income	(501)	(648)	(1,460)	(2,646)
Gain on disposition of assets	(353,797)	(2,532)	(353,797)	(28,966)
Other (income) expense	1,694	2,602	10,299	9,222
Income before provision for income taxes	596,143	273,138	1,023,512	736,854
Provision for income taxes	1,609	100	3,659	2,450
Net income	$594,534	$273,038	$1,019,853	$734,404
Basic net income per limited partner unit	$2.60	$1.19	$4.47	$3.21
Diluted net income per limited partner unit	$2.60	$1.19	$4.46	$3.21
Weighted average number of limited partner units outstanding used for basic net income per unit calculation	228,397	228,720	228,368	228,642
Weighted average number of limited partner units outstanding used for diluted net income per unit calculation	228,449	228,754	228,412	228,667

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Net income	$594,534	$273,038	$1,019,853	$734,404
Other comprehensive income (loss):
Derivative activity:
Net gain (loss) on cash flow hedges	6,852	(14,181)	13,963	(25,216)
Reclassification of net loss on cash flow hedges to income	740	699	2,219	1,927
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	—	—	(5,291)	(10,913)
Amortization of prior service credit	(45)	(46)	(136)	(136)
Amortization of actuarial loss	1,806	1,412	8,623	4,385
Settlement cost	—	439	—	2,499
Total other comprehensive income (loss)	9,353	(11,677)	19,378	(27,454)
Comprehensive income	$603,887	$261,361	$1,039,231	$706,950

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2018	September 30, 2019
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$218,283	$135,486
Trade accounts receivable	104,164	131,746
Other accounts receivable	25,007	22,379
Inventory	185,735	205,952
Energy commodity derivatives contracts, net	55,011	4,839
Energy commodity derivatives deposits	—	21,811
Other current assets	58,143	45,631
Total current assets	646,343	567,844
Property, plant and equipment	7,628,592	8,248,181
Less: accumulated depreciation	1,830,411	1,983,694
Net property, plant and equipment	5,798,181	6,264,487
Investments in non-controlled entities	1,076,306	1,206,040
Right-of-use asset, operating leases	—	162,463
Long-term receivables	20,844	20,789
Goodwill	53,260	53,260
Other intangibles (less accumulated amortization of $2,979 and $5,588 at December 31, 2018 and September 30, 2019, respectively)	51,174	48,565
Restricted cash	90,978	56,006
Other noncurrent assets	10,451	12,732
Total assets	$7,747,537	$8,392,186

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$138,735	$205,410
Accrued payroll and benefits	70,276	56,677
Accrued interest payable	63,258	48,198
Accrued taxes other than income	53,093	63,375
Environmental liabilities	9,153	7,752
Deferred revenue	121,085	107,852
Accrued product liabilities	75,482	108,884
Energy commodity derivatives deposits	37,328	—
Current portion of operating lease liability	—	22,997
Current portion of long-term debt, net	59,489	—
Other current liabilities	48,657	59,500
Total current liabilities	676,556	680,645
Long-term operating lease liability	—	135,689
Long-term debt, net	4,211,380	4,705,775
Long-term pension and benefits	122,580	131,676
Other noncurrent liabilities	82,240	55,085
Environmental liabilities	11,347	8,860
Commitments and contingencies
Partners’ capital:
Limited partner unitholders (228,195 units and 228,403 units outstanding at December 31, 2018 and September 30, 2019, respectively)	2,763,925	2,822,401
Accumulated other comprehensive loss	(120,491)	(147,945)
Total partners’ capital	2,643,434	2,674,456
Total liabilities and partners’ capital	$7,747,537	$8,392,186

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2018	2019
Operating Activities:
Net income	$1,019,853	$734,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment expense	161,726	181,028
Gain on sale and retirement of assets	(347,541)	(29,227)
Earnings of non-controlled entities	(130,843)	(122,229)
Distributions from operations of non-controlled entities	147,950	138,140
Equity-based incentive compensation expense	24,612	22,577
Settlement cost, amortization of prior service credit and actuarial loss	8,487	6,748
Debt prepayment costs	—	8,270
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	(8,303)	(24,954)
Inventory	2,979	(20,217)
Accounts payable	27,498	29,014
Accrued payroll and benefits	(2,976)	(13,599)
Accrued interest payable	(21,348)	(15,060)
Accrued taxes other than income	964	10,282
Accrued product liabilities	(15,964)	33,402
Deferred revenue	5,353	(13,233)
Other current and noncurrent assets and liabilities	(8,666)	(2,749)
Net cash provided by operating activities	863,781	922,597
Investing Activities:
Additions to property, plant and equipment, net(1)	(374,320)	(718,605)
Proceeds from sale and disposition of assets	579,448	65,574
Investments in non-controlled entities	(147,048)	(158,145)
Distributions from returns of investments in non-controlled entities	1,786	7,500
Deposits received from undivided joint interest third party	41,571	68,928
Net cash provided (used) by investing activities	101,437	(734,748)
Financing Activities:
Distributions paid	(642,370)	(688,635)
Borrowings under long-term notes	—	996,405
Payments on notes	(250,000)	(550,000)
Debt placement costs	(326)	(12,012)
Net receipt (payment) on financial derivatives	20,925	(33,342)
Payments associated with settlement of equity-based incentive compensation	(9,285)	(9,764)
Debt prepayment costs	—	(8,270)
Net cash used by financing activities	(881,056)	(305,618)
Change in cash, cash equivalents and restricted cash	84,162	(117,769)
Cash, cash equivalents and restricted cash at beginning of period	176,068	309,261
Cash, cash equivalents and restricted cash at end of period	$260,230	$191,492

Supplemental non-cash investing activities:
(1) Additions to property, plant and equipment	$(375,599)	$(775,109)
Changes in accounts payable and other current liabilities related to capital expenditures	1,279	56,504
Additions to property, plant and equipment, net	$(374,320)	$(718,605)

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Unaudited, in thousands)

	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance, July 1, 2018	$2,281,845	$(127,553)	$2,154,292
Comprehensive income:
Net income	594,534	—	594,534
Total other comprehensive income	—	9,353	9,353
Total comprehensive income	594,534	9,353	603,887
Distributions	(218,497)	—	(218,497)
Equity-based incentive compensation expense	7,933	—	7,933
Other	(195)	—	(195)
Three Months Ended September 30, 2018	$2,665,620	$(118,200)	$2,547,420

Balance, July 1, 2019	$2,774,047	$(136,268)	$2,637,779
Comprehensive income:
Net income	273,038	—	273,038
Total other comprehensive loss	—	(11,677)	(11,677)
Total comprehensive income	273,038	(11,677)	261,361
Distributions	(231,258)	—	(231,258)
Equity-based incentive compensation expense	6,773	—	6,773
Other	(199)	—	(199)
Three Months Ended September 30, 2019	$2,822,401	$(147,945)	$2,674,456

MAGELLAN MIDSTREAM PARTNERS, L.P. CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (Continued) (Unaudited, in thousands)

	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance, January 1, 2018	$2,267,231	$(137,578)	$2,129,653
Comprehensive income:
Net income	1,019,853	—	1,019,853
Total other comprehensive income	—	19,378	19,378
Total comprehensive income	1,019,853	19,378	1,039,231
Distributions	(642,370)	—	(642,370)
Equity-based incentive compensation expense	24,612	—	24,612
Issuance of limited partner units in settlement of equity-based incentive plan awards	120	—	120
Payments associated with settlement of equity-based incentive compensation	(9,285)	—	(9,285)
ASC 606 cumulative effect	5,975	—	5,975
Other	(516)	—	(516)
Nine Months Ended September 30, 2018	$2,665,620	$(118,200)	$2,547,420

Balance, January 1, 2019	$2,763,925	$(120,491)	$2,643,434
Comprehensive income:
Net income	734,404	—	734,404
Total other comprehensive loss	—	(27,454)	(27,454)
Total comprehensive income	734,404	(27,454)	706,950
Distributions	(688,635)	—	(688,635)
Equity-based incentive compensation expense	22,577	—	22,577
Issuance of limited partner units in settlement of equity-based incentive plan awards	480	—	480
Payments associated with settlement of equity-based incentive compensation	(9,764)	—	(9,764)
Other	(586)	—	(586)
Nine Months Ended September 30, 2019	$2,822,401	$(147,945)	$2,674,456

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

Description of Business

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil.  As of September 30, 2019, our asset portfolio consisted of:

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

Basis of Presentation

In the opinion of management, our accompanying consolidated financial statements which are unaudited, except for the consolidated balance sheet as of December 31, 2018, which is derived from our audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2019, the results of operations for the three and nine months ended September 30, 2018 and 2019 and cash flows for the nine months ended September 30, 2018 and 2019. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019 for several reasons. Profits from our butane blending activities are realized largely during the first and fourth quarters of each year. Additionally, gasoline demand, which drives transportation volumes and revenues on our refined products pipeline system, generally trends higher during the summer driving months. Further, the volatility of commodity prices impacts the profits from our commodity activities and the volume of petroleum products we transport on our pipelines.

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

New Accounting Pronouncements - Adopted by us on January 1, 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases. The new accounting model for lessors remains largely the same, although some changes have been made to align it with the new lessee model and the new revenue recognition guidance. This update also requires companies to include additional disclosures regarding their lessee and lessor agreements. We adopted this standard on January 1, 2019, and it did not have a material impact on our consolidated statements of income or our leverage ratio as defined in our credit agreement. Adoption of this ASU resulted in an initial increase in our assets and liabilities by approximately $172 million due to the recognition of right-of-use assets and lease liabilities. See Note 7 – Leases for our lease disclosures.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2019
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation	$205,824	$85,859	$—	$—	$291,683
Terminalling	47,483	3,176	946	—	51,605
Storage	25,788	35,371	34,230	(1,556)	93,833
Ancillary services	29,284	7,164	7,205	—	43,653
Lease revenue	2,103	19,356	4,199	—	25,658
Transportation and terminals revenue	310,482	150,926	46,580	(1,556)	506,432
Product sales revenue	134,755	8,343	1,709	—	144,807
Affiliate management fee revenue	432	3,592	1,333	—	5,357
Total revenue	445,669	162,861	49,622	(1,556)	656,596
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue(1)	(2,103)	(19,356)	(4,199)	—	(25,658)
(Gains) losses from futures contracts included in product sales revenue(2)	(17,061)	(564)	—	—	(17,625)
Affiliate management fee revenue	(432)	(3,592)	(1,333)	—	(5,357)
Total revenue from contracts with customers under ASC 606	$426,073	$139,349	$44,090	$(1,556)	$607,956

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2019
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation	$578,024	$262,551	$—	$—	$840,575
Terminalling	136,435	13,145	2,535	—	152,115
Storage	77,698	104,661	103,933	(3,835)	282,457
Ancillary services	83,308	19,796	20,671	—	123,775
Lease revenue	8,237	53,950	12,520	—	74,707
Transportation and terminals revenue	883,702	454,103	139,659	(3,835)	1,473,629
Product sales revenue	473,122	19,351	5,318	—	497,791
Affiliate management fee revenue	1,314	10,724	3,772	—	15,810
Total revenue	1,358,138	484,178	148,749	(3,835)	1,987,230
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue(1)	(8,237)	(53,950)	(12,520)	—	(74,707)
Losses from futures contracts included in product sales revenue(2)	39,761	1,743	—	—	41,504
Affiliate management fee revenue	(1,314)	(10,724)	(3,772)	—	(15,810)
Total revenue from contracts with customers under ASC 606	$1,388,348	$421,247	$132,457	$(3,835)	$1,938,217

(1) Lease revenue in 2019 is accounted for under ASC 842, Leases.
(2) The impact on product sales revenue from futures contracts falls under the guidance of ASC 815, Derivatives and Hedging.

Balance Sheet Disclosures

The following table summarizes our accounts receivable, contract assets and contract liabilities resulting from contracts with customers (in thousands):

	December 31, 2018	September 30, 2019
Accounts receivable from contracts with customers	$102,684	$129,017
Contract assets	$8,487	$7,685
Contract liabilities	$122,129	$110,519

For the three and nine months ended September 30, 2019, we recognized $6.0 million and $90.0 million of transportation and terminals revenue that was recorded in deferred revenue as of December 31, 2018.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unfulfilled Performance Obligations

The following table provides the aggregate amount of the transaction price allocated to our unfulfilled performance obligations (“UPOs”) as of September 30, 2019 by operating segment, including the range of years remaining on our contracts with customers and an estimate of revenues expected to be recognized over the next 12 months (dollars in thousands):

	Refined Products	Crude Oil	Marine Storage	Total
Balances at September 30, 2019	$2,034,378	$1,206,147	$223,219	$3,463,744
Remaining terms	1 - 19 years	1 - 10 years	1 - 5 years
Estimated revenues from UPOs to be recognized in the next 12 months	$289,478	$337,928	$122,047	$749,453

3.	Segment Disclosures

Our reportable segments are strategic business units that offer different products and services. Our segments are managed separately as each segment requires different marketing strategies and business knowledge.
We believe that investors benefit from having access to the same financial measures used by management. Management evaluates performance based on segment operating margin. Operating margin, which is presented in the following tables, is an important measure used by management to evaluate the economic performance of our core operations. Operating margin is not a GAAP measure, but the components of operating margin are computed using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the tables below (presented in thousands). Operating profit includes depreciation, amortization and impairment expense and general and administrative (“G&A”) expense that management does not consider when evaluating the core profitability of our separate operating segments.

	Three Months Ended September 30, 2018
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$300,034	$145,118	$44,546	$(923)	$488,775
Product sales revenue	129,926	12,666	1,811	—	144,403
Affiliate management fee revenue	351	3,463	1,028	—	4,842
Total revenue	430,311	161,247	47,385	(923)	638,020
Operating expenses	112,279	45,195	17,178	(2,537)	172,115
Cost of product sales	106,756	11,590	2,164	—	120,510
Earnings of non-controlled entities	(3,393)	(49,420)	(982)	—	(53,795)
Operating margin	214,669	153,882	29,025	1,614	399,190
Depreciation, amortization and impairment expense	30,440	15,145	9,029	1,614	56,228
G&A expense	28,751	12,766	5,872	—	47,389
Operating profit	$155,478	$125,971	$14,124	$—	$295,573

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2019
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$310,482	$150,926	$46,580	$(1,556)	$506,432
Product sales revenue	134,755	8,343	1,709	—	144,807
Affiliate management fee revenue	432	3,592	1,333	—	5,357
Total revenue	445,669	162,861	49,622	(1,556)	656,596
Operating expenses	111,839	42,529	17,921	(2,902)	169,387
Cost of product sales	98,144	8,341	2,272	—	108,757
Other operating (income) expense	(1,046)	3,629	(2,204)	—	379
Earnings of non-controlled entities	(3,373)	(46,047)	(769)	—	(50,189)
Operating margin	240,105	154,409	32,402	1,346	428,262
Depreciation, amortization and impairment expense	31,752	14,810	8,719	1,346	56,627
G&A expense	30,650	13,666	6,840	—	51,156
Operating profit	$177,703	$125,933	$16,843	$—	$320,479

	Nine Months Ended September 30, 2018
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$851,492	$409,329	$134,892	$(2,753)	$1,392,960
Product sales revenue	513,634	32,387	6,771	—	552,792
Affiliate management fee revenue	1,000	11,328	2,810	—	15,138
Total revenue	1,366,126	453,044	144,473	(2,753)	1,960,890
Operating expenses	319,670	109,963	52,835	(7,212)	475,256
Cost of product sales	434,632	32,401	6,748	—	473,781
Earnings of non-controlled entities	(5,614)	(122,879)	(2,350)	—	(130,843)
Operating margin	617,438	433,559	87,240	4,459	1,142,696
Depreciation, amortization and impairment expense	89,855	40,648	26,764	4,459	161,726
G&A expense	90,825	38,127	18,283	—	147,235
Operating profit	$436,758	$354,784	$42,193	$—	$833,735

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2019
	Refined Products	Crude Oil	Marine Storage	Intersegment Eliminations	Total
Transportation and terminals revenue	$883,702	$454,103	$139,659	$(3,835)	$1,473,629
Product sales revenue	473,122	19,351	5,318	—	497,791
Affiliate management fee revenue	1,314	10,724	3,772	—	15,810
Total revenue	1,358,138	484,178	148,749	(3,835)	1,987,230
Operating expenses	317,328	123,569	51,404	(7,960)	484,341
Cost of product sales	404,814	19,715	6,198	—	430,727
Other operating (income) expense	(2,398)	8,112	(7,252)	—	(1,538)
(Earnings) losses of non-controlled entities	2,275	(122,084)	(2,420)	—	(122,229)
Operating margin	636,119	454,866	100,819	4,125	1,195,929
Depreciation, amortization and impairment expense	102,024	45,812	29,067	4,125	181,028
G&A expense	89,385	40,378	19,771	—	149,534
Operating profit	$444,710	$368,676	$51,981	$—	$865,367

4.	Investments in Non-Controlled Entities

Our investments in non-controlled entities at September 30, 2019 were comprised of:

Entity	Ownership Interest
BridgeTex Pipeline Company, LLC (“BridgeTex”)	30%
Double Eagle Pipeline LLC (“Double Eagle”)	50%
HoustonLink Pipeline Company, LLC (“HoustonLink”)	50%
MVP Terminalling, LLC (“MVP”)	50%
Powder Springs Logistics, LLC (“Powder Springs”)	50%
Saddlehorn Pipeline Company, LLC (“Saddlehorn”)	40%
Seabrook Logistics, LLC (“Seabrook”)	50%
Texas Frontera, LLC (“Texas Frontera”)	50%

We serve as operator of BridgeTex, HoustonLink, MVP, Powder Springs, Saddlehorn, Texas Frontera and the pipeline activities of Seabrook. We receive fees for management services as well as reimbursement or payment to us for certain direct operational payroll and other overhead costs. The management fees we receive are reported as affiliate management fee revenue on our consolidated statements of income. Cost reimbursements we receive from these entities in connection with our operating services are included as reductions to costs and expenses on our consolidated statements of income and totaled $0.9 million and $1.2 million during the three months ended September 30, 2018 and 2019, respectively, and $2.6 million and $3.8 million during the nine months ended September 30, 2018 and 2019, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recorded the following revenue and expense transactions from certain of these non-controlled entities in our consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Transportation and terminals revenue:
BridgeTex, pipeline capacity and storage	$9,958	$10,737	$29,519	$31,063
Double Eagle, throughput revenue	$1,005	$1,582	$3,892	$4,813
Saddlehorn, storage revenue	$552	$566	$1,628	$1,669
Operating costs:
Seabrook, storage lease and ancillary services	$3,982	$6,267	$3,982	$19,417
Product sales revenue:
Powder Springs, butane sales	$—	$—	$4,899	$—
Cost of product sales:
Powder Springs, butane purchases	$—	$—	$410	$—
Other income:
MVP, easement sale	$—	$289	$—	$289

Our consolidated balance sheets reflected the following balances related to our investments in non-controlled entities (in thousands):

	December 31, 2018
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable	Long-Term Receivables
BridgeTex	$318	$1,549	$—	$—
Double Eagle	$546	$—	$—	$—
MVP	$—	$397	$—	$—
Powder Springs	$—	$—	$—	$2,221
Saddlehorn	$—	$183	$—	$—
Seabrook	$—	$—	$1,140	$—

	September 30, 2019
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable	Long-Term Receivables
BridgeTex	$385	$31	$530	$—
Double Eagle	$440	$—	$—	$—
HoustonLink	$77	$—	$—	$—
MVP	$—	$364	$—	$—
Powder Springs	$—	$10	$—	$4,892
Saddlehorn	$—	$120	$—	$—
Seabrook	$753	$332	$1,223	$—

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The financial results from MVP and Texas Frontera are included in our marine storage segment, the financial results from BridgeTex, Double Eagle, HoustonLink, Saddlehorn and Seabrook are included in our crude oil segment and the financial results from Powder Springs are included in our refined products segment, each as earnings of non-controlled entities.

A summary of our investments in non-controlled entities follows (in thousands):

Investments at 12/31/2018	$1,076,306
Additional investment	158,145
Indemnification settlement	(5,000)
Earnings of non-controlled entities:
Proportionate share of earnings	123,621
Amortization of excess investment and capitalized interest	(1,392)
Earnings of non-controlled entities	122,229
Less:
Distributions from operations of non-controlled entities	138,140
Distributions from returns of investments in non-controlled entities	7,500
Investments at 9/30/2019	$1,206,040

5.	Inventory

Inventory at December 31, 2018 and September 30, 2019 was as follows (in thousands):

	December 31, 2018	September 30, 2019
Refined products	$92,751	$106,406
Liquefied petroleum gases	46,612	47,057
Transmix	28,497	32,849
Crude oil	11,220	13,260
Additives	6,655	6,380
Total inventory	$185,735	$205,952

6.	Employee Benefit Plans

We sponsor a defined contribution plan in which we match our employees’ qualifying contributions, resulting in additional expense to us. Expenses related to the defined contribution plan were $2.7 million and $2.8 million for the three months ended September 30, 2018 and 2019, respectively, and $8.8 million and $9.3 million for the nine months ended September 30, 2018 and 2019, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, we sponsor two union pension plans that cover certain union employees, a pension plan for all non-union employees and a postretirement benefit plan for certain employees. Net periodic benefit expense for the three and nine months ended September 30, 2018 and 2019 was as follows (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2018		September 30, 2019
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$6,424	$58	$6,260	$48
Interest cost	2,816	104	3,026	126
Expected return on plan assets	(3,055)	—	(2,354)	—
Amortization of prior service credit	(45)	—	(46)	—
Amortization of actuarial loss	1,659	147	1,352	60
Settlement cost	—	—	439	—
Net periodic benefit cost	$7,799	$309	$8,677	$234

	Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2019
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$28,393	$174	$19,145	$145
Interest cost	12,054	312	9,136	380
Expected return on plan assets	(9,057)	—	(7,045)	—
Amortization of prior service credit	(136)	—	(136)	—
Amortization of actuarial loss	8,182	441	4,137	248
Settlement cost	—	—	2,499	—
Net periodic benefit cost	$39,436	$927	$27,736	$773

The service component of our net periodic benefit costs is presented in operating expense and G&A expense, and the non-service components are presented in other (income) expense in our consolidated statements of income.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in accumulated other comprehensive loss (“AOCL”) related to employee benefit plan assets and benefit obligations for the three and nine months ended September 30, 2018 and 2019 were as follows (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2018		September 30, 2019
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(96,352)	$(6,036)	$(93,876)	$(6,105)
Amortization of prior service credit	(45)	—	(46)	—
Amortization of actuarial loss	1,659	147	1,352	60
Settlement cost	—	—	439	—
Ending balance	$(94,738)	$(5,889)	$(92,131)	$(6,045)

	Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2019
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(97,226)	$(6,597)	$(88,602)	$(5,409)
Net actuarial gain (loss)	(5,558)	267	(10,029)	(884)
Amortization of prior service credit	(136)	—	(136)	—
Amortization of actuarial loss	8,182	441	4,137	248
Settlement cost	—	—	2,499	—
Ending balance	$(94,738)	$(5,889)	$(92,131)	$(6,045)

Contributions estimated to be paid into the plans in 2019 are $31.6 million and $0.8 million for the pension plans and other postretirement benefit plan, respectively.

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

Related Party Operating Lease. In 2018, we entered into a long-term terminalling and storage contract with Seabrook for exclusive use of dedicated tankage that provides our customers with crude oil storage capacity and dock access for crude oil imports and exports on the Texas Gulf Coast.

Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses on our consolidated statements of income. Variable and short-term rental payments are recognized as costs and expenses as they are incurred. Variable payments consist of amounts that exceed the contractual minimum rental payment (for example, payment increases tied to a change in a market index). Future minimum rental payments under operating leases with initial terms greater than one year as of September 30, 2019 are as follows (in thousands):

	Third Party Leases	Seabrook Lease	All Leases
2019	$2,643	$2,607	$5,250
2020	18,607	10,429	29,036
2021	18,994	8,973	27,967
2022	18,870	6,612	25,482
2023	18,349	6,612	24,961
Thereafter	34,086	37,473	71,559
Total future minimum rental payments	111,549	72,706	184,255
Present value discount	13,207	12,362	25,569
Total operating lease liability	$98,342	$60,344	$158,686

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide further information about our operating leases (dollars in thousands):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Third Party Leases	Seabrook Lease	All Leases	Third Party Leases	Seabrook Lease	All Leases
Fixed lease cost	$4,792	$2,608	$7,400	$14,375	$7,951	$22,326
Short-term lease cost	405	—	405	1,215	—	1,215
Variable lease cost	1,009	—	1,009	2,041	—	2,041
Total lease cost	$6,206	$2,608	$8,814	$17,631	$7,951	$25,582

	As of and for the Nine Months Ended September 30, 2019
	Third Party Leases	Seabrook Lease	All Leases
Current lease liability	$14,925	$8,072	$22,997
Long-term lease liability	$83,417	$52,272	$135,689
Right-of-use asset	$102,119	$60,344	$162,463

Operating cash flows for operating leases	$17,990	7,969	$25,959
Weighted average remaining lease term (years)	6	9	7
Weighted-average discount rate	3.9%	4.3%	4.1%

Rent expense was $11.8 million and $30.3 million, respectively, for three and nine months ended September 30, 2018 and was recognized in accordance with ASC 840.

Operating Leases – Lessor

We recognize fixed rental income on a straight-line basis over the life of the lease as revenue on our consolidated statements of income. Variable rental payments are recognized as revenue in the period in which the circumstances on which the variable lease payments are based occur.

Future minimum payments receivable under operating leases with initial terms greater than one year as of September 30, 2019 are estimated as follows (in thousands):

2019	$9,624
2020	36,614
2021	36,560
2022	23,855
2023	7,663
Thereafter	15,631
Total	$129,947

We recognized variable lease revenue of $15.4 million and $43.3 million, respectively, for the three and nine months ended September 30, 2019, primarily related to our condensate splitter in Corpus Christi, Texas.

At September 30, 2019, property, plant and equipment utilized by our customers in operating lease arrangements consisted of: $224.1 million of processing equipment; $72.9 million of storage tanks; $49.2 million of pipeline and station equipment; and $29.9 million of other assets. The processing equipment primarily relates to our condensate splitter.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sales-Type Lease - Lessor

We entered into a long-term throughput and deficiency agreement with a customer on a pipeline and related assets that we constructed in Texas and New Mexico, which contains minimum payment commitments. Our customer has the option to purchase this pipeline and related assets at the end of the lease term for a nominal amount. This agreement was previously accounted for as a direct-financing lease under ASC 840 and is now being accounted for as a sales-type lease under ASC 842. The net investment under this arrangement as of December 31, 2018 and September 30, 2019 was as follows (in thousands):

	December 31, 2018	September 30, 2019
Total minimum lease payments receivable	$17,468	$16,158
Less: Unearned income	3,422	2,961
Recorded net investment in sales-type lease	$14,046	$13,197

The net investment in sales-type leases was classified in the consolidated balance sheets as follows (in thousands):

	December 31, 2018	September 30, 2019
Other accounts receivable	$1,138	$1,177
Long-term receivables	12,908	12,020
Total	$14,046	$13,197

Future minimum payments receivable under this lease are $0.4 million in 2019, $1.7 million in 2020, $1.7 million in 2021, $1.7 million in 2022, $1.7 million in 2023 and $8.7 million thereafter.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Debt
Long-term debt at December 31, 2018 and September 30, 2019 was as follows (in thousands):

	December 31, 2018	September 30, 2019
6.55% Notes due 2019	$550,000	$—
4.25% Notes due 2021	550,000	550,000
3.20% Notes due 2025	250,000	250,000
5.00% Notes due 2026	650,000	650,000
6.40% Notes due 2037	250,000	250,000
4.20% Notes due 2042	250,000	250,000
5.15% Notes due 2043	550,000	550,000
4.20% Notes due 2045	250,000	250,000
4.25% Notes due 2046	500,000	500,000
4.20% Notes due 2047	500,000	500,000
4.85% Notes due 2049	—	500,000
3.95% Notes due 2050	—	500,000
Face value of long-term debt	4,300,000	4,750,000
Unamortized debt issuance costs(1)	(27,070)	(35,770)
Net unamortized debt discount(1)	(2,927)	(8,455)
Net unamortized amount of gains from historical fair value hedges(1)	866	—
Long-term debt, net, including current portion	4,270,869	4,705,775
Less: Current portion of long-term debt, net	59,489	—
Long-term debt, net	$4,211,380	$4,705,775

(1)
Debt issuance costs, note discounts and premiums and realized gains and losses of historical fair value hedges are being amortized or accreted to the applicable notes over the respective lives of those notes.

All of the instruments detailed in the table above are senior indebtedness.

2019 Debt Issuances

On August 19, 2019, we issued $500.0 million of 3.95% senior notes due 2050 in an underwritten public offering. The notes were issued at 99.91% of par. Net proceeds from this offering were approximately $494.4 million after underwriting discounts and offering expenses. The net proceeds from this offering will be used for general partnership purposes, including expansion capital projects.

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

Other Debt

Revolving Credit Facilities. At September 30, 2019, the total borrowing capacity under our revolving credit facility maturing in May 2024 was $1.0 billion. Any borrowings outstanding under this facility are classified as long-term debt on our consolidated balance sheets. Borrowings under this facility are unsecured and bear interest at

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LIBOR plus a spread ranging from 0.875% to 1.500% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate between 0.075% and 0.200% depending on our credit ratings. The unused commitment fee was 0.125% at September 30, 2019. Borrowings under this facility may be used for general partnership purposes, including capital expenditures. As of December 31, 2018 and September 30, 2019, there were no borrowings outstanding under this facility, with $6.8 million and $3.5 million, respectively, obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets, but decrease our borrowing capacity under this facility.

We entered into a $500.0 million 364-day revolving credit facility, which matures in May 2020. Borrowings under this facility are unsecured and generally bear interest at LIBOR plus a spread ranging from 1.000% to 1.250% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate between 0.075% and 0.125%. The unused commitment fee was 0.100% at September 30, 2019. Borrowings under this facility may be used for general purposes, including capital expenditures. As of September 30, 2019, there were no borrowings outstanding under this facility.

Commercial Paper Program. We have a commercial paper program under which we may issue commercial paper notes in an amount up to the available capacity under our $1.0 billion revolving credit facility. The maturities of the commercial paper notes vary, but may not exceed 397 days from the date of issuance. Because the commercial paper we can issue is limited to amounts available under our revolving credit facility, amounts outstanding under the program are classified as long-term debt. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. The weighted-average interest rate for commercial paper borrowings based on the number of days outstanding was 2.3% for the year ended December 31, 2018 and 2.7% for the nine months ended September 30, 2019.

9.	Derivative Financial Instruments

Interest Rate Derivatives

We periodically enter into interest rate derivatives to hedge the fair value of debt or hedge against variability in interest rates. For interest rate cash flow hedges, we record the unrealized gains or losses as an adjustment to other comprehensive income. The realized gains and losses from our cash flow hedges are recognized into earnings as an adjustment to our periodic interest expense over the life of the related debt issuance. For fair value hedges on long-term debt, we record the unrealized gains or losses as an adjustment to long-term debt, and realized amounts as an adjustment to our periodic interest expense. Adjustments resulting from discontinued hedges continue to be recognized in accordance with their historic hedging relationships.

In third quarter 2019, upon issuance of our $500.0 million of 3.95% notes due 2050, we terminated and settled treasury lock agreements we had previously entered into to protect against the variability of interest payments on this anticipated debt issuance for a loss of $25.3 million, which was included in our statements of cash flows as a net payment on financial derivatives.  These agreements were accounted for as cash flow hedges. The loss was recorded to other comprehensive income (loss) and will be recognized into earnings as an adjustment to our periodic interest expense over the life of the associated notes.

In first quarter 2019, upon issuance of $500.0 million of 4.85% notes due 2049, we terminated and settled treasury lock agreements that we had previously entered into to protect against the variability of interest payments on this anticipated debt issuance for a loss of $8.0 million, which was included in our statements of cash flows as a net payment on financial derivatives. These agreements were accounted for as cash flow hedges. The loss was

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recorded to other comprehensive income (loss) and will be recognized into earnings as an adjustment to our periodic interest expense over the life of the associated notes.

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

Our open futures contracts at September 30, 2019 were as follows:

Type of Contract/Accounting Methodology	Product Represented by the Contract and Associated Barrels	Maturity Dates
Futures - Economic Hedges	4.5 million barrels of refined products and crude oil	Between October 2019 and April 2020
Futures - Economic Hedges	1.5 million barrels of butane and natural gasoline	Between October 2019 and April 2020

Energy Commodity Derivatives Contracts and Deposits Offsets

At September 30, 2019, we had made margin deposits of $21.8 million for our future contracts with our counterparties, which were recorded as current assets under energy commodity derivatives deposits on our consolidated balance sheets. At December 31, 2018, we held margin deposits of $37.3 million for our future contracts with our counterparties, which were recorded as current liabilities under energy commodity derivatives deposits on our consolidated balance sheets. We have the right to offset the combined fair values of our open futures contracts against our margin deposits under a master netting arrangement for each counterparty; however, we have elected to present the combined fair values of our open futures contracts separately from the related margin deposits on our consolidated balance sheets. Additionally, we have the right to offset the fair values of our futures contracts together for each counterparty, which we have elected to do, and we report the combined net balances on our consolidated balance sheets. A schedule of the derivative amounts we have offset and the deposit amounts we could offset under a master netting arrangement are provided below as of December 31, 2018 and September 30, 2019 (in thousands):

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheets	Net Asset Amount(1)
As of 12/31/2018	$62,166	$(7,155)	$55,011	$(37,328)	$17,683
As of 9/30/2019	$16,978	$(12,139)	$4,839	$21,811	$26,650

(1)	Amount represents the maximum loss we would incur if all of our counterparties failed to perform on their derivative contracts.

Basis Derivative Agreement

During 2019, we entered into a basis derivative agreement with a joint venture co-owner’s affiliate, and, contemporaneously, that affiliate entered into an intrastate transportation services agreement with the joint venture. Settlements under the basis derivative agreement are determined based on the basis differential of crude oil prices at different market locations and a notional volume of 30,000 barrels per day. As a result, we account for this agreement as a derivative. The agreement will expire in early 2022. We recognize the changes in fair value of this agreement based on forward price curves for crude oil in West Texas and the Houston Gulf Coast in other operating income (expense) in our consolidated statements of income. The liability for this agreement at September 30, 2019 was $17.8 million.

Impact of Derivatives on Our Financial Statements

Comprehensive Income

The changes in derivative activity included in AOCL for the three and nine months ended September 30, 2018 and 2019 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Losses Included in AOCL	2018	2019	2018	2019
Beginning balance	$(25,165)	$(36,287)	$(33,755)	$(26,480)
Net gain (loss) on cash flow hedges	6,852	(14,181)	13,963	(25,216)
Reclassification of net loss on cash flow hedges to income	740	699	2,219	1,927
Ending balance	$(17,573)	$(49,769)	$(17,573)	$(49,769)

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the effect on our consolidated statements of income for the three and nine months ended September 30, 2018 and 2019 of derivatives that were designated as cash flow hedges (in thousands):

	Interest Rate Contracts
	Amount of Gain (Loss) Recognized in AOCL on Derivatives	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Three Months Ended September 30, 2018	$6,852	Interest expense	$(740)

Three Months Ended September 30, 2019	$(14,181)	Interest expense	$(699)

Nine Months Ended September 30, 2018	$13,963	Interest expense	$(2,219)

Nine Months Ended September 30, 2019	$(25,216)	Interest expense	$(1,927)

As of September 30, 2019, the net loss estimated to be classified to interest expense over the next twelve months from AOCL is approximately $3.2 million. This amount relates to the amortization of losses on interest rate contracts over the life of the related debt instruments.
The following table provides a summary of the effect on our consolidated statements of income for the three and nine months ended September 30, 2018 and 2019 of derivatives that were not designated as hedging instruments (in thousands):

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended		Nine Months Ended
	Location of Gain (Loss) Recognized on Derivatives	September 30,		September 30,
Derivative Instrument		2018	2019	2018	2019
Futures contracts	Product sales revenue	$(24,354)	$17,626	$(70,140)	$(41,504)
Futures contracts	Cost of product sales	11,665	(5,581)	16,058	(9,456)
Basis derivative agreement	Other operating income (expense)	—	(3,910)	—	(8,869)
	Total	$(12,689)	$8,135	$(54,082)	$(59,829)

The impact of the derivatives in the above table was reflected as cash from operations on our consolidated statements of cash flows.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheets
The following table provides a summary of the fair value of derivatives, which are presented on a net basis in our consolidated balance sheets, that were designated as hedging instruments as of December 31, 2018 (in thousands). There were no balances outstanding at September 30, 2019.

	December 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Energy commodity derivatives contracts, net	$462	Energy commodity derivatives contracts, net	$—
Interest rate contracts	Other current assets	312	Other current liabilities	8,438
	Total	$774	Total	$8,438

The following tables provide a summary of the fair value of derivatives, which are presented on a net basis in our consolidated balance sheets, that were not designated as hedging instruments as of December 31, 2018 and September 30, 2019 (in thousands):

	December 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Energy commodity derivatives contracts, net	$61,704	Energy commodity derivatives contracts, net	$7,155

	September 30, 2019
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Energy commodity derivatives contracts, net	$16,978	Energy commodity derivatives contracts, net	$12,139
Basis derivative agreement	Other current assets	—	Other current liabilities	8,957
Basis derivative agreement	Other noncurrent assets	—	Other noncurrent liabilities	8,798
	Total	$16,978	Total	$29,894

10.	Commitments and Contingencies

Butane Blending Patent Infringement Proceeding

On October 4, 2017, Sunoco Partners Marketing & Terminals L.P. (“Sunoco”) brought an action for patent infringement in the U.S. District Court for the District of Delaware alleging Magellan Midstream Partners, L.P. (“Magellan”) and Powder Springs Logistics, LLC (“Powder Springs”) have infringed patents relating to butane blending at the Powder Springs facility located in Powder Springs, Georgia. Sunoco has since submitted pleadings alleging that Magellan has also infringed various patents relating to butane blending at nine Magellan facilities, in addition to Powder Springs. Sunoco is seeking monetary damages, attorneys’ fees and a permanent injunction enjoining Magellan and Powder Springs from infringing the subject patents. We deny and are vigorously defending against all claims asserted by Sunoco. Although it is not possible to predict the ultimate outcome, we believe the ultimate resolution of this matter will not have a material adverse impact on our results of operations, financial position or cash flows.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Environmental Liabilities

Liabilities recognized for estimated environmental costs were $20.5 million and $16.6 million at December 31, 2018 and September 30, 2019, respectively. We have classified environmental liabilities as current or noncurrent based on management’s estimates regarding the timing of actual payments. Environmental expenses recognized as a result of changes in our environmental liabilities are generally included in operating expenses on our consolidated statements of income. Environmental expenses were $5.5 million and $0.8 million for the three months ended September 30, 2018 and 2019, respectively, and $10.8 million and $4.2 million for the nine months ended September 30, 2018 and 2019, respectively.

Environmental Receivables

Receivables from insurance carriers and other third parties related to environmental matters were $4.1 million at December 31, 2018, of which $2.4 million and $1.7 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets. Receivables from insurance carriers and other third parties related to environmental matters were $3.0 million at September 30, 2019, of which $1.4 million and $1.6 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets.

Other

We have entered into an agreement to guarantee our 50% pro rata share, up to $25.0 million, of obligations under Powder Springs’ credit facility. As of September 30, 2019, our consolidated balance sheets reflected a $0.4 million other current liability and a corresponding increase in our investment in non-controlled entities on our consolidated balance sheets to reflect the fair value of this guarantee.

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
The compensation committee of our general partner’s board of directors administers our long-term incentive plan (“LTIP”) covering certain of our employees and the independent directors of our general partner. The LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate payout of 11.9 million of our limited partner units. The estimated units remaining available under the LTIP at September 30, 2019 total 1.6 million.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our equity-based incentive compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Performance-based awards	$7,087	$5,162	$22,176	$18,123
Time-based awards	846	1,611	2,436	4,454
Total	$7,933	$6,773	$24,612	$22,577

Allocation of LTIP expense on our consolidated statements of income:
G&A expense	$7,867	$6,704	$24,412	$22,377
Operating expense	66	69	200	200
Total	$7,933	$6,773	$24,612	$22,577

On February 1, 2019, 347,473 unit awards were granted pursuant to our LTIP. These awards included both performance-based and time-based awards and have a three-year vesting period that will end on December 31, 2021.

Basic and Diluted Net Income Per Limited Partner Unit

The difference between our actual limited partner units outstanding and our weighted-average number of limited partner units outstanding used to calculate basic net income per unit is due to the impact of: (i) the unit awards issued to non-employee directors and (ii) the weighted average effect of units actually issued during a period.  The difference between the weighted-average number of limited partner units outstanding used for basic and diluted net income per unit calculations on our consolidated statements of income is primarily due to the dilutive effect of unit awards associated with our LTIP that have not yet vested.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the changes in the number of our limited partner units outstanding from December 31, 2018 through September 30, 2019:

Limited partner units outstanding on December 31, 2018	228,195,160
February 2019–Settlement of employee LTIP awards	199,792
During 2019–Other(a)	8,476
Limited partner units outstanding on September 30, 2019	228,403,428

(a) Limited partner units issued to settle the equity-based retainers paid to four independent directors of our general partner.

Distributions

Distributions we paid during 2018 and 2019 were as follows (in thousands, except per unit amounts):

Payment Date	Per Unit Cash Distribution Amount	Total Cash Distribution to Limited Partners
02/14/2018	$0.9200	$209,940
05/15/2018	0.9375	213,933
08/14/2018	0.9575	218,497
Through 09/30/2018	2.8150	642,370
11/14/2018	0.9775	223,061
Total	$3.7925	$865,431

02/14/2019	$0.9975	$227,832
05/15/2019	1.0050	229,545
08/14/2019	1.0125	231,258
Through 09/30/2019	3.0150	688,635
11/14/2019(a)	1.0200	232,971
Total	$4.0350	$921,606

(a) Our general partner’s board of directors declared this cash distribution in October 2019 to be paid on November 14, 2019 to unitholders of record at the close of business on November 7, 2019.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
Guarantees. At December 31, 2018, these guarantees primarily included an indemnification agreement we entered into in connection with the partial sale of our interest in BridgeTex. This indemnification was recorded at fair value on our consolidated balance sheets upon initial recognition, using probability-weighted potential outcome scenarios to estimate our possible liability for specific events covered by this indemnification. In first quarter 2019, certain litigation subject to the indemnification agreement was settled, which resulted in our paying $5.0 million under the indemnification agreement and recognizing the reduction of the remaining $11.0 million liability as an additional gain on disposition of assets on our consolidated statements of income.

•
Debt. The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2018 and September 30, 2019; however, where recent observable market trades were not available, prices were determined using adjustments to the last traded value for that debt issuance or by adjustments to the prices of similar debt instruments of peer entities that are actively traded. The carrying amount of borrowings, if any, under our revolving credit facility and our commercial paper program approximates fair value due to the frequent repricing of these obligations.

Fair Value Measurements - Financial Assets and Liabilities

The following tables summarize the carrying amounts, fair values and fair value measurements recorded or disclosed as of December 31, 2018 and September 30, 2019 based on the three levels established by ASC 820, Fair Value Measurements and Disclosures (in thousands):

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2018
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts	$55,011	$55,011	$55,011	$—	$—
Interest rate contracts	$(8,126)	$(8,126)	$—	$(8,126)	$—
Long-term receivables	$20,844	$20,844	$—	$—	$20,844
Guarantees	$(16,409)	$(16,409)	$—	$—	$(16,409)
Debt	$(4,270,869)	$(4,224,373)	$—	$(4,224,373)	$—

	September 30, 2019
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy commodity derivatives contracts	$4,839	$4,839	$4,839	$—	$—
Basis derivative agreement	$(17,755)	$(17,755)	$—	$(17,755)	$—
Long-term receivables	$20,789	$20,789	$—	$—	$20,789
Guarantees	$(408)	$(408)	$—	$—	$(408)
Debt	$(4,705,775)	$(5,185,750)	$—	$(5,185,750)	$—

14.	Related Party Transactions

Stacy Methvin is an independent member of our general partner’s board of directors and is also a director of one of our customers.  We received tariff and other ancillary revenue from this customer of $6.0 million and $7.1 million for the three months ended September 30, 2018 and 2019, respectively, and $14.4 million and $21.4 million for the nine months ended September 30, 2018 and 2019, respectively. We recorded receivables of $1.9 million and $2.7 million from this customer at December 31, 2018 and September 30, 2019, respectively.  The tariff revenue we recognized from this customer was in the normal course of business, with rates determined in accordance with published tariffs.  We also made a one-time payment of $0.2 million in second quarter 2019 to a subsidiary of this customer for an easement related to one of our expansion projects.

See Note 4 – Investments in Non-Controlled Entities and Note 7 – Leases for details of transactions with our joint ventures.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Subsequent Events

Recognizable events

No recognizable events occurred subsequent to September 30, 2019.

Non-recognizable events

Cash Distribution. In October 2019, our general partner’s board of directors declared a quarterly cash distribution of $1.02 per unit for the period of July 1, 2019 through September 30, 2019. This quarterly cash distribution will be paid on November 14, 2019 to unitholders of record on November 7, 2019. The total cash distributions expected to be paid under this declaration are approximately $233.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a publicly traded limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of September 30, 2019, our asset portfolio consisted of:

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

Recent Developments

Cash Distribution. In October 2019, our general partner’s board of directors declared a quarterly cash distribution of $1.02 per unit for the period of July 1, 2019 through September 30, 2019. This quarterly cash distribution will be paid on November 14, 2019 to unitholders of record on November 7, 2019. The total cash distributions expected to be paid under this declaration are approximately $233.0 million.

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

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2019

	Three Months Ended September 30,		Variance Favorable (Unfavorable)
	2018	2019	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$300.0	$310.5	$10.5	4
Crude oil	145.1	150.9	5.8	4
Marine storage	44.6	46.6	2.0	4
Intersegment eliminations	(0.9)	(1.6)	(0.7)	(78)
Total transportation and terminals revenue	488.8	506.4	17.6	4
Affiliate management fee revenue	4.8	5.3	0.5	10
Operating expenses:
Refined products	112.3	111.8	0.5	—
Crude oil	45.2	42.6	2.6	6
Marine storage	17.1	17.9	(0.8)	(5)
Intersegment eliminations	(2.5)	(3.0)	0.5	20
Total operating expenses	172.1	169.3	2.8	2
Product margin:
Product sales revenue	144.4	144.8	0.4	—
Cost of product sales	120.6	108.7	11.9	10
Product margin	23.8	36.1	12.3	52
Other operating income (expense)	—	(0.4)	(0.4)	n/a
Earnings of non-controlled entities	53.8	50.1	(3.7)	(7)
Operating margin	399.1	428.2	29.1	7
Depreciation, amortization and impairment expense	56.2	56.6	(0.4)	(1)
G&A expense	47.4	51.1	(3.7)	(8)
Operating profit	295.5	320.5	25.0	8
Interest expense (net of interest income and interest capitalized)	51.5	47.3	4.2	8
Gain on disposition of assets	(353.8)	(2.6)	(351.2)	(99)
Other (income) expense	1.7	2.6	(0.9)	(53)
Income before provision for income taxes	596.1	273.2	(322.9)	(54)
Provision for income taxes	1.5	0.2	1.3	87
Net income	$594.6	$273.0	$(321.6)	(54)
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.600	$1.618
Volume shipped (million barrels):
Gasoline	73.4	74.5
Distillates	45.6	47.0
Aviation fuel	8.1	11.1
Liquefied petroleum gases	4.4	3.8
Total volume shipped	131.5	136.4
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$1.266	$0.935
Volume shipped (million barrels)	62.8	79.2
Crude oil terminal average utilization (million barrels per month)	16.0	20.5
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(1)	36.5	40.8
Saddlehorn - volume shipped (million barrels)(2)	6.7	17.0
Marine storage:
Marine terminal average utilization (million barrels per month)	22.6	23.6

(1) These volumes reflect the total shipments for the BridgeTex pipeline, which was owned 50% by us through September 28, 2018 and 30% thereafter.
(2) These volumes reflect the total shipments for the Saddlehorn pipeline, which is owned 40% by us.

Transportation and terminals revenue increased $17.6 million resulting from:

•
an increase in refined products revenue of $10.5 million primarily due to higher transportation volumes and a slightly higher average rate per barrel. Volumes increased due to continued solid demand for refined products coupled with incremental shipments associated with a recent connection near El Paso, Texas and our new East Houston-to-Hearne pipeline segment. The average rate per barrel in the current period was favorably impacted by the mid-year tariff adjustment, partially offset by more short-haul movements that ship at lower rates;

•
an increase in crude oil revenue of $5.8 million primarily due to higher revenues from system storage that we provide to our customers in conjunction with new tanks at Cushing, Oklahoma and Corpus Christi, Texas as well as capacity we lease from the Seabrook Logistics, LLC (“Seabrook”) export facility. Higher transportation volumes on our Houston distribution system primarily due to the increased shipments to Seabrook were more than offset by lower transportation revenue on our Longhorn pipeline as a result of lower average rates following contract renewals in late 2018. Overall, the average crude oil transportation rate per barrel decreased between periods due to significantly higher volumes on our Houston distribution system, which move at a lower rate, and the lower average Longhorn rates; and

•
an increase in marine storage revenue of $2.0 million primarily due to higher storage availability related to timing of maintenance work and throughput fees from new dock capacity at our Galena Park, Texas facility.

Operating expenses decreased by $2.8 million primarily resulting from:

•
a decrease in refined products expenses of $0.5 million primarily due to lower spending for asset integrity as a result of maintenance work timing, partially offset by higher property taxes in part due to a favorable adjustment in the 2018 period;

•
a decrease in crude oil expenses of $2.6 million primarily due to lower environmental accruals and more favorable product overages (which reduce operating expenses), partially offset by fees we paid to Seabrook for leased storage capacity and dock services; and

•	an increase in marine storage expenses of $0.8 million primarily due to additional asset integrity spending and higher property taxes.
Product margin increased $12.3 million primarily due to recognition of higher gains on futures contracts and lower costs on butane blending product sales.
Other operating expense of $0.4 million in third quarter 2019 primarily relates to unrealized fair value adjustments associated with a basis derivative agreement, net of realized amounts received under this agreement, largely offset by insurance settlement proceeds related to Hurricane Harvey.
Earnings of non-controlled entities decreased $3.7 million primarily due to lower earnings from BridgeTex Pipeline Company, LLC (“BridgeTex”) following the sale of a portion of our investment, representing a 20% interest, in late 2018 partially offset by higher earnings from Saddlehorn Pipeline Company, LLC (“Saddlehorn”) due to new commitments received in connection with the expansion of the pipeline as well as increased volumes as a result of incentive tariff arrangements.
Depreciation, amortization and impairment expense increased $0.4 million primarily due to an increase in asset retirements.
G&A expense increased $3.7 million primarily due to higher compensation costs resulting from an increase in employee headcount.

Interest expense, net of interest income and interest capitalized, decreased $4.2 million. Our average outstanding debt decreased from $4.7 billion in third quarter 2018 to $4.6 billion in third quarter 2019, and our weighted-average interest rate of 4.6% in third quarter 2019 was slightly lower than third quarter 2018.

Gain on disposition of assets was $351.2 million unfavorable in third quarter 2019 primarily due to the gain we recognized in third quarter 2018 on the sale of a portion of our interest in BridgeTex.

Other expense was $0.9 million unfavorable primarily due to higher pension settlement costs in the current quarter.

Provision for income taxes was $1.3 million favorable primarily due to a reduction of deferred tax accruals in the current period.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2019

	Nine Months Ended September 30,		Variance Favorable (Unfavorable)
	2018	2019	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$851.5	$883.7	$32.2	4
Crude oil	409.3	454.1	44.8	11
Marine storage	134.9	139.7	4.8	4
Intersegment eliminations	(2.7)	(3.9)	(1.2)	(44)
Total transportation and terminals revenue	1,393.0	1,473.6	80.6	6
Affiliate management fee revenue	15.1	15.8	0.7	5
Operating expenses:
Refined products	319.7	317.3	2.4	1
Crude oil	110.0	123.6	(13.6)	(12)
Marine storage	52.8	51.4	1.4	3
Intersegment eliminations	(7.2)	(8.0)	0.8	11
Total operating expenses	475.3	484.3	(9.0)	(2)
Product margin:
Product sales revenue	552.8	497.8	(55.0)	(10)
Cost of product sales	473.8	430.7	43.1	9
Product margin	79.0	67.1	(11.9)	(15)
Other operating income (expense)	—	1.5	1.5	n/a
Earnings of non-controlled entities	130.8	122.2	(8.6)	(7)
Operating margin	1,142.6	1,195.9	53.3	5
Depreciation, amortization and impairment expense	161.7	181.0	(19.3)	(12)
G&A expense	147.2	149.5	(2.3)	(2)
Operating profit	833.7	865.4	31.7	4
Interest expense (net of interest income and interest capitalized)	153.7	148.3	5.4	4
Gain on disposition of assets	(353.8)	(29.0)	(324.8)	(92)
Other expense	10.3	9.2	1.1	11
Income before provision for income taxes	1,023.5	736.9	(286.6)	(28)
Provision for income taxes	3.6	2.5	1.1	31
Net income	$1,019.9	$734.4	$(285.5)	(28)
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.524	$1.600
Volume shipped (million barrels):
Gasoline	219.0	207.4
Distillates	132.7	138.8
Aviation fuel	21.3	29.8
Liquefied petroleum gases	10.4	8.9
Total volume shipped	383.4	384.9
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$1.325	$0.952
Volume shipped (million barrels)	168.4	239.1
Crude oil terminal average utilization (million barrels per month)	16.1	20.3
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(1)	100.0	117.3
Saddlehorn - volume shipped (million barrels)(2)	18.5	39.4
Marine storage:
Marine terminal average utilization (million barrels per month)	22.6	23.8

(1) These volumes reflect the total shipments for the BridgeTex pipeline, which was owned 50% by us through September 28, 2018 and 30% thereafter.
(2) These volumes reflect the total shipments for the Saddlehorn pipeline, which is owned 40% by us.

Transportation and terminals revenue increased $80.6 million resulting from:

•
an increase in refined products revenue of $32.2 million primarily due to a higher average transportation rate per barrel. The average rate per barrel in the current period was favorably impacted by the 2018 and 2019 mid-year tariff adjustments, partially offset by more short-haul movements that ship at lower rates. Volume increased slightly between periods as additional shipments associated with a recent connection near El Paso and our new East Houston-to-Hearne pipeline segment were mainly offset by less short-haul movements on the South Texas pipelines, with these supply-driven barrels causing the fluctuations in product mix transported as well;

•
an increase in crude oil revenue of $44.8 million primarily due to higher revenues from system storage that we provide to our customers in conjunction with new tanks at Cushing and Corpus Christi as well as capacity we lease from the Seabrook export facility. Higher transportation volumes as a result of the favorable pricing differential between Midland and Houston and incremental shipments to Seabrook were partially offset by lower transportation revenue on our Longhorn pipeline as a result of lower average rates following long-term contract renewals in late 2018. Overall, the average crude oil transportation rate per barrel decreased between periods due to significantly higher volumes on our Houston distribution system, which move at a lower rate, and the lower average Longhorn rates; and

•
an increase in marine storage revenue of $4.8 million primarily due to higher storage availability related to timing of maintenance work and additional fees from new dock capacity at our Galena Park facility.

Operating expenses increased by $9.0 million primarily resulting from:

•
a decrease in refined products expenses of $2.4 million primarily due to a pension valuation correction that negatively impacted 2018 results as well as lower environmental accruals and spending for asset integrity, partially offset by higher property taxes and less favorable product overages (which reduce operating expenses);

•	an increase in crude oil expenses of $13.6 million primarily due to fees we paid to Seabrook for leased storage capacity and dock services; and

•	a decrease in marine storage expenses of $1.4 million primarily due to demolition costs in 2018 in connection with the construction of a new dock, partially offset by higher property taxes.
Product margin decreased $11.9 million primarily due to recognition of losses on futures contracts in 2019 compared to gains in 2018, partially offset by increased butane blending margins on product sales.
Other operating income of $1.5 million relates to insurance proceeds received in 2019 related to Hurricane Harvey, partially offset by unrealized fair value adjustments associated with a basis derivative agreement net of realized amounts received under this agreement.
Earnings of non-controlled entities decreased $8.6 million primarily due to lower earnings from BridgeTex following the sale of a portion of our investment, representing a 20% interest, in late 2018 partially offset by higher earnings from Saddlehorn due to increased volume from a contractual step-up in committed shipments in September 2018, new commitments received in connection with the expansion of the pipeline as well as recently implemented incentive tariff arrangements and higher earnings from Seabrook due to the initiation of export capabilities in August 2018.
Depreciation, amortization and impairment expense increased $19.3 million primarily due to the commencement of depreciation on projects recently placed into service and an increase in asset retirements.
G&A expense was $2.3 million unfavorable primarily due to higher compensation costs resulting from an increase in employee headcount.
Interest expense, net of interest income and interest capitalized, decreased $5.4 million primarily due to lower outstanding debt and a lower weighted average interest rate, partially offset by $8.3 million of debt prepayment costs in first quarter 2019 related to the early extinguishment of our 6.55% notes that were due July 2019. Our average outstanding debt decreased from $4.6 billion in 2018 to $4.5 billion in 2019, and our weighted-average interest rate decreased from 4.7% in 2018 to 4.6% in 2019.
Gain on disposition of assets was $324.8 million unfavorable in 2019. In 2019, we recognized a deferred gain of $11.0 million related to the 2018 sale of our investment in BridgeTex, $12.7 million related to our discontinued Delaware Basin pipeline construction project that was subsequently sold to a third party and $5.3 million resulting from the sale of an inactive terminal along our refined products pipeline system. In 2018, we recognized a $353.8 million gain on the sale of a portion of our interest in BridgeTex.
Other expense was $1.1 million favorable as 2018 included the impact of a pension valuation correction.

Provision for income taxes was $1.1 million favorable primarily due to a reduction of deferred tax accruals in the current year.

Distributable Cash Flow

We calculate the non-GAAP measures of distributable cash flow (“DCF”) and adjusted EBITDA in the table below. Management uses DCF as a basis for recommending to our general partner’s board of directors the amount of cash distributions to be paid to our limited partners each period. Management also uses DCF as a basis for determining the payouts for the performance-based awards issued under our equity-based compensation plan. Adjusted EBITDA is an important measure that we and the investment community use to assess the financial results of an entity. We believe that investors benefit from having access to the same financial measures utilized by management for these evaluations. A reconciliation of DCF and adjusted EBITDA for the nine months ended September 30, 2018 and 2019 to net income, which is its nearest comparable GAAP financial measure, follows (in millions):

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2019
Net income	$1,019.9	$734.4	$(285.5)
Interest expense, net	153.7	148.3	(5.4)
Depreciation, amortization and impairment(1)	168.0	176.9	8.9
Equity-based incentive compensation(2)	15.3	12.8	(2.5)
Gain on disposition of assets(3)	(351.2)	(16.3)	334.9
Commodity-related adjustments:
Derivative (gains) losses recognized in the period associated with future transactions(4)	33.9	13.7	(20.2)
Derivative gains (losses) recognized in previous periods associated with transactions completed in the period(4)	(38.9)	71.2	110.1
Inventory valuation adjustments(5)	0.2	(9.7)	(9.9)
Total commodity-related adjustments	(4.8)	75.2	80.0
Distributions from operations of non-controlled entities in excess of earnings	17.1	15.9	(1.2)
Other(6)	3.7	—	(3.7)
Adjusted EBITDA	1,021.7	1,147.2	125.5
Interest expense, net, excluding debt issuance cost amortization(7)	(151.3)	(137.5)	13.8
Maintenance capital(8)	(63.1)	(70.1)	(7.0)
DCF	$807.3	$939.6	$132.3

(1)
Prior year amounts have been reclassified to conform with the current year’s presentation. Depreciation, amortization and impairment expense is excluded from DCF to the extent it represents a non-cash expense.

(2)
Because we intend to satisfy vesting of unit awards under our equity-based long-term incentive compensation plan with the issuance of limited partner units, expenses related to this plan generally are deemed non-cash and added back for DCF purposes. The amounts above have been reduced by $9.3 million and $9.8 million for 2018 and 2019, respectively, for cash payments associated with the plan, which are primarily related to tax withholdings.

(3) Gains on disposition of assets are excluded from DCF to the extent they are not related to our ongoing operations. The 2019 period includes a $12.7 million gain on the sale of residual assets related to the development of expansion projects which are considered ongoing in nature, and as such are included in DCF. The 2018 period includes the portion of the gain recognized from the sale of our interest in BridgeTex that is not related to our ongoing operations.
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

(6)
Other adjustments in 2018 include a $3.7 million adjustment recorded to partners’ capital as required by our adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers. The amount represents cash that we had previously received for deficiency payments, but did not yet recognize in net income under the previous revenue recognition standard.

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

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Operating Activities. Net cash provided by operating activities was $863.8 million and $922.6 million for the nine months ended September 30, 2018 and 2019, respectively. The $58.8 million increase in 2019 was due to adjustments for non-cash items and changes in our working capital, partially offset by lower net income as previously described.
Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2018 was $101.4 million and net cash used by investing activities for the nine months ended September 30, 2019 was $734.7 million. During the 2019 period, we incurred $775.1 million for capital expenditures, which included $70.1 million for maintenance capital, $617.1 million for our expansion capital projects and $87.9 million for undivided joint interest projects for which cash was received from a third party. Additionally, we contributed net capital of $150.6 million in conjunction with our joint ventures, which we account for as investments in non-controlled entities, of which $145.6 million related to capital projects. During the 2018 period, we sold a 20% interest in BridgeTex for cash proceeds of $578.5 million. We also incurred $375.6 million for capital expenditures, which included $63.1 million for maintenance capital, $276.1 million for our expansion capital projects and $36.4 million for undivided joint interest projects for which cash was received from a third party. Additionally, we contributed capital of $147.0 million in conjunction with our joint venture capital projects.
Financing Activities. Net cash used by financing activities for the nine months ended September 30, 2018 and 2019 was $881.1 million and $305.6 million, respectively. During the 2019 period, we paid cash distributions of $688.6 million to our unitholders. Additionally, we received net proceeds of $996.4 million from borrowings under long-term notes, which were used to repay our $550.0 million of 6.55% notes due 2019 and outstanding commercial paper borrowings at that time. Also, in January 2019, our equity-based incentive compensation awards that vested December 31, 2018 were settled by issuing 208,268 limited partner units and distributing those units to the long-term incentive plan (“LTIP”) participants, resulting in payments primarily associated with tax withholdings of $9.8 million. During the 2018 period, we paid cash distributions of $642.4 million to our unitholders and repaid our $250.0 million of 6.40% notes due 2018. Also, in January 2018, our equity-based incentive compensation awards that vested December 31, 2017 were settled by issuing 168,913 limited partner units and distributing those units to the LTIP participants, resulting in payments primarily associated with tax withholdings of $9.3 million.
The quarterly distribution amount related to our third quarter 2019 financial results (to be paid in fourth quarter 2019) is $1.02 per unit.  If we are able to meet management’s targeted distribution growth of 5% for 2019 and the number of outstanding limited partner units remains at 228.4 million, total cash distributions of approximately $928 million will be paid to our unitholders related to 2019 earnings. Management believes we will have sufficient DCF to fund these distributions.

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

For the nine months ended September 30, 2019, our maintenance capital spending was $70.1 million. For 2019, we expect to spend approximately $95 million on maintenance capital.

During the first nine months of 2019, we spent $617.1 million for our expansion capital projects and contributed $145.6 million for capital projects in conjunction with our joint ventures. Based on the progress of expansion projects already underway, we expect to spend approximately $1.0 billion in 2019 and $400 million in 2020 to complete our current projects.

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

Other Items

Executive Officer Retirements and Promotions. Larry J. Davied, Senior Vice President of Technical Services, retired in September 2019 after 26 years of service with us or our predecessors. Michael C. Pearson has been elected by our general partner’s board of directors to succeed Mr. Davied in this position. Before his promotion, Mr. Pearson was the Vice President of Asset Integrity and has been with us since our inception.

Saddlehorn Pipeline Expansion. In August 2019, Saddlehorn announced the expansion of its pipeline capacity by a total of 100 thousand barrels per day (“bpd”) to a new total capacity of approximately 290 thousand bpd. The higher capacity is expected to be available in late 2020 following the addition of incremental pumping and storage capabilities. Increases to equity earnings as a result of higher capacity will be partially offset by lower tariff rates negotiated for new committed volumes. In conjunction with the increased volume commitments, Noble Midstream Partners LP (“NBLX”), through its affiliate Black Diamond Gathering LLC, has an option to buy up to a 20% ownership interest in Saddlehorn. If the option is exercised, we and one of our joint venture partners, an affiliate of Plains All American Pipeline, L.P., would each sell up to a 10% interest in Saddlehorn to NBLX.

Crude Oil Revenues. The revenues generated by our crude oil assets partially depend upon the difference in commodity prices between different markets. When price differentials between origin and destination points on our crude oil pipelines are lower than our uncommitted (or spot) tariff rates, it is generally uneconomical for customers without contractual obligations to ship. We have benefited from favorable price differentials in recent periods, as the pricing differential between Midland and Houston has generally been above our spot rates, encouraging high utilization of our crude oil transportation and dock assets. However, pricing differentials can be volatile, and the differential between Midland and Houston has recently decreased, primarily due to the addition of new crude oil pipeline capacity in the region. As a result, we expect lower volumes on our crude oil assets at our spot rates. In addition, customers will likely be less willing to make term commitments for our crude oil services, and the rates at which customers will be willing to pay for both term commitments and uncommitted capacity will decrease from the levels we experienced previously. Due to these reduced volumes and lower rates, we expect crude oil revenues from our wholly-owned and joint venture crude oil assets to decrease. To optimize utilization of our crude oil assets, we have developed new tariff arrangements that make our services more economical for our shippers. In addition, we have initiated crude oil marketing activities to facilitate intrastate shipments on our Texas assets.

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

Collective Bargaining Agreement. Certain of our employees assigned to our refined products segment are represented by the United Steel Workers (“USW”) and are covered by a collective bargaining agreement. In August 2019, a new long-term agreement with the USW was ratified effective February 1, 2019 through January 31, 2022.

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

As of September 30, 2019, our open derivative contracts and the impact of the derivatives we settled during the period were comprised of futures contracts used to hedge sales and purchases of refined products, crude oil and butane related to our butane blending and fractionation activities, tender deductions and product overages. These contracts were accounted for as economic hedges, with the change in fair value of contracts that hedge future sales recorded to product sales, and the change in fair value of contracts that hedge future purchases recorded to cost of product sales.

For further information regarding the quantities of refined products and crude oil hedged at September 30, 2019 and the fair value of open hedge contracts at that date, please see Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The following tables provide a summary of the impacts of the mark-to-market gains and losses associated with these futures contracts on our results of operations for the respective periods presented (in millions):

	Nine Months Ended September 30, 2018
	Product Sales Revenue	Cost of Product Sales	Net Impact on Net Income
Gains (losses) recorded on open futures contracts during the period	$(51.7)	$20.8	$(30.9)
Losses recognized on settled futures contracts during the period	(18.4)	(4.7)	(23.1)
Net impact of futures contracts	$(70.1)	$16.1	$(54.0)

	Nine Months Ended September 30, 2019
	Product Sales Revenue	Cost of Product Sales	Net Impact on Net Income
Gains (losses) recorded on open futures contracts during the period	$16.0	$(11.2)	$4.8
Gains (losses) recognized on settled futures contracts during the period	(57.5)	1.7	(55.8)
Net impact of futures contracts	$(41.5)	$(9.5)	$(51.0)

Related Party Transactions. See Note 14 – Related Party Transactions in Item 1 of Part I of this report for detail of our related party transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risk through changes in commodity prices and interest rates and have established policies to monitor and control these market risks. We use derivative agreements to help manage our exposure to commodity price and interest rate risks.

Commodity Price Risk

Our commodity price risk primarily arises from our butane blending and fractionation activities, and from managing product overages associated with our refined products and crude oil pipelines and terminals. We use derivatives such as forward physical contracts and exchange-traded futures contracts to help us manage commodity price risk.

Forward physical contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of September 30, 2019, we had commitments under forward purchase and sale contracts as follows (in millions):

	Total	2019	2020-2021
Forward purchase contracts – notional value	$101.5	$58.7	$42.8
Forward purchase contracts – barrels	3.0	1.8	1.2
Forward sales contracts – notional value	$45.1	$30.6	$14.5
Forward sales contracts – barrels	0.7	0.5	0.2

We also use exchange-traded futures contracts to hedge against changes in the price of petroleum products we expect to sell or purchase. Virtually all of our open contracts did not qualify for hedge accounting treatment under ASC 815, Derivatives and Hedging, and we accounted for these contracts as economic hedges, with changes in fair value recognized currently in earnings. The fair value of these open futures contracts, representing 4.5 million barrels of petroleum products we expect to sell and 1.5 million barrels of butane and natural gasoline we expect to purchase, was a net liability of $4.8 million. With respect to these contracts, a $10.00 per barrel increase (decrease) in the prices of petroleum products we expect to sell would result in a $45.0 million decrease (increase) in our operating profit, while a $10.00 per barrel increase (decrease) in the price of butane we expect to purchase would result in $15.0 million increase (decrease) in our operating profit. These increases or decreases in operating profit would be substantially offset by higher or lower product sales revenue or cost of product sales when the physical sale or purchase of those products occurs. These contracts may be for the purchase or sale of products in markets different from those in which we are attempting to hedge our exposure, and the resulting hedges may not eliminate all price risks.

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

We performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. We performed this evaluation under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our general partner’s CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed so that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	population decreases in the markets served by our refined products pipeline system and changes in consumer preferences, driving patterns or rates of automobile ownership;

•	changes in the product quality, throughput or interruption in service of refined products or crude oil pipelines owned and operated by third parties and connected to our assets;

•	changes in demand for storage in our refined products, crude oil or marine terminals;

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

Butane Blending Patent Infringement Proceeding.  On October 4, 2017, Sunoco Partners Marketing & Terminals L.P. (“Sunoco”) brought an action for patent infringement in the U.S. District Court for the District of Delaware alleging Magellan Midstream Partners, L.P. (“Magellan”) and Powder Springs Logistics, LLC (“Powder Springs”) have infringed patents relating to butane blending at the Powder Springs facility located in Powder Springs, Georgia. Sunoco has since submitted pleadings alleging that Magellan has also infringed various patents relating to butane blending at nine Magellan facilities, in addition to Powder Springs. Sunoco is seeking monetary damages, attorneys’ fees and a permanent injunction enjoining Magellan and Powder Springs from infringing the subject patents. We deny and are vigorously defending against all claims asserted by Sunoco. Although it is not possible to predict the ultimate outcome, we believe the ultimate resolution of this matter will not have a material adverse impact on our results of operations, financial position or cash flows.

Valves and Overfill Protection Systems Proceeding. In October 2019, we received a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order from the Pipeline and Hazardous Materials Safety Administration alleging violations related to the records and maps necessary for the safe operation of remotely controlled valves at two facilities and the failure to inspect the overfill protection system on four breakout tanks at our terminal in Des Moines, Iowa.  The penalties associated with these alleged violations could exceed $100,000. While the results cannot be predicted with certainty, we believe the ultimate resolution of this matter will not have a material impact on our results of operations, financial position or cash flows.
Hurricane Harvey Enforcement Proceeding. In July 2018, we received a Notice of Enforcement letter from the Texas Commission on Environmental Quality alleging two air emission violations at our Galena Park, Texas terminal that occurred during Hurricane Harvey in third quarter 2017.  The penalties associated with these alleged violations could exceed $100,000. While the results cannot be predicted with certainty, we believe the ultimate resolution of this matter will not have a material impact on our results of operations, financial position or cash flows.

Clean Air Act Enforcement Proceeding.  In June 2017, we received an enforcement letter from the U.S. Department of Justice (“DOJ”) regarding a referral from the U.S. Environmental Protection Agency (“EPA”) relating to alleged Clean Air Act violations at our terminals in Mason City, Iowa, Great Bend and Kansas City, Kansas and Omaha, Nebraska.  The DOJ has subsequently withdrawn from the proceeding. On September 4, 2019, the EPA filed an Administrative Complaint and Notice of Opportunity for Hearing and is seeking penalties in excess of $100,000. While the results cannot be predicted with certainty, we believe the ultimate resolution of this matter will not have a material impact on our results of operations, financial position or cash flows.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed below on the Index to Exhibits are filed or incorporated by reference as part of this report.

INDEX TO EXHIBITS

Exhibit Number		Description

Exhibit 4.1*	—
Tenth Supplemental Indenture dated as of August 19, 2019 between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Form 8-K filed August 19, 2019).

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

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on October 31, 2019.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	Magellan GP, LLC,
its general partner

/s/ Jeff Holman
Jeff Holman
Chief Financial Officer
(Principal Accounting and Financial Officer)