Form 10-Q
period 2020-03-31
Magellan Midstream Partners, L.P.
filed 2020-05-01
CIK 1126975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Yes  ☐    No  ☒
As of April 30, 2020, there were 225,056,287 common units outstanding.

TABLE OF CONTENTS
PART I
FINANCIAL INFORMATION

Forward-Looking Statements

Except for statements of historical fact, all statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may be identified by words like “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “might,” “plans,” “potential,” “projected,” “scheduled,” “should,” “will” and other similar expressions. The absence of such words or expressions does not necessarily mean the statements are not forward-looking. Although we believe our forward-looking statements are reasonable, statements made regarding future results are not guarantees of future performance and are subject to numerous assumptions, uncertainties and risks that are difficult to predict, including those described in Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q. Actual outcomes and results may be materially different from the results stated or implied in such forward-looking statements included in this report. You should not put any undue reliance on any forward-looking statement.

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

•	changes in population in the markets served by our refined products pipeline system and changes in consumer preferences, driving patterns or rates of automobile ownership;

•	changes in the product quality, throughput or interruption in service of refined products or crude oil pipelines owned and operated by third parties and connected to our assets;

•	changes in demand for transportation or storage in our refined products or crude oil segments;

•
changes in supply and demand patterns for our facilities due to geopolitical events, the activities of the Organization of the Petroleum Exporting Countries, changes in U.S. trade policies or in laws governing the importing and exporting of petroleum products, technological developments or other factors;

•	our ability to manage interest rate and commodity price exposures;

•	changes in our tariff rates or other terms of service implemented by the Federal Energy Regulatory Commission or state regulatory agencies;

•	shut-downs or cutbacks at refineries, oil wells, petrochemical plants or other customers or businesses that use or supply our services;

•	the effect of weather patterns and other natural phenomena, including climate change, on our operations and demand for our services;

•	an increase in the competition our operations encounter, including the effects of capacity over-build in the areas where we operate;

•	the occurrence of natural disasters, epidemics, terrorism, sabotage, protests or activism, operational hazards, equipment failures, system failures or unforeseen interruptions;

•	changes in general economic conditions, including market and macro-economic disruptions resulting from the COVID-19 pandemic and related governmental responses;

•	our ability to obtain adequate levels of insurance at a reasonable cost, and the potential for losses to exceed the insurance coverage we do obtain;

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

•
our ability to promptly obtain all necessary services, materials, labor, supplies and rights-of-way required for maintenance and operation of our current assets and construction of our growth projects, without significant delays, disputes or cost overruns;

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

This list of important factors is not exhaustive. The forward-looking statements in this Quarterly Report speak only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions or otherwise, unless required by law.

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2020
Transportation and terminals revenue	$460,792	$458,395
Product sales revenue	162,995	319,120
Affiliate management fee revenue	5,148	5,291
Total revenue	628,935	782,806
Costs and expenses:
Operating	146,025	149,508
Cost of product sales	169,094	249,236
Depreciation, amortization and impairment	61,871	63,534
General and administrative	45,995	36,908
Total costs and expenses	422,985	499,186
Other operating income (expense)	6,941	(511)
Earnings of non-controlled entities	31,255	43,660
Operating profit	244,146	326,769
Interest expense	60,166	55,900
Interest capitalized	(3,454)	(4,951)
Interest income	(1,660)	(420)
Gain on disposition of assets	(21,788)	(12,887)
Other (income) expense	2,050	807
Income before provision for income taxes	208,832	288,320
Provision for income taxes	1,169	756
Net income	$207,663	$287,564
Basic net income per common unit	$0.91	$1.26
Diluted net income per common unit	$0.91	$1.26
Weighted average number of common units outstanding used for basic net income per unit calculation	228,558	227,571
Weighted average number of common units outstanding used for diluted net income per unit calculation	228,558	227,571

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2020
Net income	$207,663	$287,564
Other comprehensive income (loss):
Derivative activity:
Net loss on cash flow hedges	(4,376)	(11,914)
Reclassification of net loss on cash flow hedges to income	627	809
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	—	(747)
Curtailment gain	—	1,703
Recognition of prior service credit amortization in income	(45)	(45)
Recognition of actuarial loss amortization in income	1,348	1,531
Recognition of settlement cost in income	—	969
Total other comprehensive income (loss)	(2,446)	(7,694)
Comprehensive income	$205,217	$279,870

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2019	March 31, 2020
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$58,030	$139,254
Trade accounts receivable	125,440	94,563
Other accounts receivable	23,887	20,478
Inventory	184,399	71,153
Commodity derivatives contracts, net	—	61,799
Commodity derivatives deposits	27,415	—
Other current assets	40,237	39,743
Total current assets	459,408	426,990
Property, plant and equipment	8,431,227	8,166,125
Less: accumulated depreciation	2,027,193	1,919,014
Net property, plant and equipment	6,404,034	6,247,111
Investments in non-controlled entities	1,240,551	1,190,803
Right-of-use asset, operating leases	171,868	165,512
Long-term receivables	20,782	21,406
Goodwill	53,260	52,830
Other intangibles (less accumulated amortization of $6,255 and $6,923 at December 31, 2019 and March 31, 2020, respectively)	47,898	47,230
Restricted cash	26,569	10,303
Other noncurrent assets	13,359	23,120
Total assets	$8,437,729	$8,185,305

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$150,992	$147,893
Accrued payroll and benefits	75,511	31,549
Accrued interest payable	64,276	47,484
Accrued taxes other than income	66,007	46,509
Deferred revenue	109,654	113,310
Accrued product liabilities	90,788	52,348
Commodity derivatives contracts, net	10,222	—
Commodity derivatives deposits	—	50,345
Current portion of operating lease liability	26,221	26,699
Current portion of long-term debt, net	—	550,949
Other current liabilities	73,205	72,558
Total current liabilities	666,876	1,139,644
Long-term operating lease liability	144,023	139,218
Long-term debt, net	4,706,075	4,155,437
Long-term pension and benefits	145,992	145,709
Other noncurrent liabilities	59,735	61,320
Commitments and contingencies
Partners’ capital:
Common unitholders (228,403 units and 225,056 units outstanding at December 31, 2019 and March 31, 2020, respectively)	2,877,105	2,713,748
Accumulated other comprehensive loss	(162,077)	(169,771)
Total partners’ capital	2,715,028	2,543,977
Total liabilities and partners’ capital	$8,437,729	$8,185,305

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2019	2020
Operating Activities:
Net income	$207,663	$287,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment expense	61,871	63,534
Gain on sale and retirement of assets	(21,759)	(13,002)
Earnings of non-controlled entities	(31,255)	(43,660)
Distributions from operations of non-controlled entities	43,069	54,743
Equity-based incentive compensation expense	4,914	155
Settlement gain, amortization of prior service credit and actuarial loss	1,303	1,113
Debt prepayment costs	8,270	—
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	(36,886)	29,988
Inventory	(9,313)	112,007
Accounts payable	2,909	7,926
Accrued payroll and benefits	(39,065)	(43,962)
Accrued interest payable	(16,470)	(16,792)
Accrued taxes other than income	(12,020)	(17,673)
Accrued product liabilities	18,949	(38,440)
Deferred revenue	(2,395)	3,656
Other current and noncurrent assets and liabilities	26,771	(2,536)
Net cash provided by operating activities	206,556	384,621
Investing Activities:
Additions to property, plant and equipment, net(1)	(206,436)	(172,671)
Proceeds from sale and disposition of assets	53,676	332,789
Investments in non-controlled entities	(76,634)	(28,325)
Distributions from returns of investments in non-controlled entities	7,500	—
Net cash provided (used) by investing activities	(221,894)	131,793
Financing Activities:
Distributions paid	(227,832)	(234,774)
Net commercial paper borrowings	69,000	—
Borrowings under long-term notes	496,855	—
Payments on notes	(550,000)	—
Debt placement costs	(5,355)	—
Net payment on financial derivatives	(8,028)	—
Payments associated with settlement of equity-based incentive compensation	(9,764)	(14,700)
Debt prepayment costs	(8,270)	—
Repurchases of common units	—	(201,982)
Net cash used by financing activities	(243,394)	(451,456)
Change in cash, cash equivalents and restricted cash	(258,732)	64,958
Cash, cash equivalents and restricted cash at beginning of period	309,261	84,599
Cash, cash equivalents and restricted cash at end of period	$50,529	$149,557

Supplemental non-cash investing activities:
(1) Additions to property, plant and equipment	$(260,734)	$(152,292)
Changes in accounts payable and other current liabilities related to capital expenditures	54,298	(20,379)
Additions to property, plant and equipment, net	$(206,436)	$(172,671)

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Unaudited, in thousands)

	Common Unitholders	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance, January 1, 2019	$2,763,925	$(120,491)	$2,643,434
Comprehensive income:
Net income	207,663	—	207,663
Total other comprehensive income (loss)	—	(2,446)	(2,446)
Total comprehensive income (loss)	207,663	(2,446)	205,217
Distributions	(227,832)	—	(227,832)
Equity-based incentive compensation expense	4,914	—	4,914
Issuance of common units in settlement of equity-based incentive plan awards	480	—	480
Payments associated with settlement of equity-based incentive compensation	(9,764)	—	(9,764)
Other	(194)	—	(194)
Three Months Ended March 31, 2019	$2,739,192	$(122,937)	$2,616,255

Balance, January 1, 2020	$2,877,105	$(162,077)	$2,715,028
Comprehensive income:
Net income	287,564	—	287,564
Total other comprehensive income (loss)	—	(7,694)	(7,694)
Total comprehensive income (loss)	287,564	(7,694)	279,870
Distributions	(234,774)	—	(234,774)
Equity-based incentive compensation expense	155	—	155
Repurchases of common units	(201,982)	—	(201,982)
Issuance of common units in settlement of equity-based incentive plan awards	600	—	600
Payments associated with settlement of equity-based incentive compensation	(14,700)	—	(14,700)
Other	(220)	—	(220)
Three Months Ended March 31, 2020	$2,713,748	$(169,771)	$2,543,977

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

During first quarter 2020, we completed a reorganization of our reportable segments.  This reorganization was effected to reflect changes in the management of our business in conjunction with the sale of three of our marine terminals.  Following this sale, two of our remaining marine terminals were combined with our refined product segment and one terminal was combined with our crude oil segment based on the predominant types of product stored at the facilities.  Accordingly, we have restated our segment disclosures for all previous periods included in this report.

Description of Business

On March 20, 2020, we sold three marine terminals to a subsidiary of Buckeye Partners, L.P. (“Buckeye”) for $252.6 million. These terminals are located in New Haven, Connecticut, Wilmington, Delaware and Marrero, Louisiana. We recognized a $5.4 million impairment loss related to the sale on our consolidated statements of income.

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil.  As of March 31, 2020, our asset portfolio consisted of:

•
our refined products segment, comprised of our approximately 9,800-mile refined products pipeline system with 53 connected terminals, as well as 25 independent terminals not connected to our pipeline system and two marine storage terminals (one of which is owned through a joint venture); and

•
our crude oil segment, comprised of approximately 2,200 miles of crude oil pipelines, a condensate splitter and 37 million barrels of aggregate storage capacity, of which approximately 25 million barrels are used for contract storage. Approximately 1,000 miles of these pipelines, the condensate splitter and 30 million barrels of this storage capacity (including 22 million barrels used for contract storage) are wholly-owned, with the remainder owned through joint ventures.

Terminology common in our industry includes the following terms, which describe products that we transport, store and distribute through our pipelines and terminals:

•
refined products are the output from crude oil refineries that are primarily used as fuels by consumers. Refined products include gasoline, diesel fuel, aviation fuel, kerosene and heating oil.  Diesel fuel, kerosene and heating oil are referred to as distillates;

•	transmix is a mixture of refined products that forms when transported in pipelines. Transmix is fractionated and blended into usable refined products;

•	liquefied petroleum gases, or LPGs, are liquids produced as by-products of the crude oil refining process and in connection with natural gas production. LPGs include butane and propane;

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Basis of Presentation

In the opinion of management, our accompanying consolidated financial statements which are unaudited, except for the consolidated balance sheet as of December 31, 2019, which is derived from our audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2020, the results of operations for the three months ended March 31, 2019 and 2020 and cash flows for the three months ended March 31, 2019 and 2020. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020 for several reasons. Profits from our gas liquids blending activities are realized largely during the first and fourth quarters of each year.  Additionally, gasoline demand, which drives transportation volumes and revenues on our refined products pipeline system, generally trends higher during the summer driving months.  Further, the volatility of commodity prices impacts the profits from our commodity activities and the volume of petroleum products we transport on our pipelines.  Finally, we expect the impact of COVID-19 on demand for petroleum products and the decline in commodity prices to be more prevalent in our results of operations in the remaining three quarters of 2020, resulting in decreased transportation and terminalling revenues and reduced profits from our gas liquids blending activities.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements in this report do not include all of the information and notes normally included with financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326). The new guidance is effective for reporting periods

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

beginning after December 15, 2019. The standard replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We adopted the new guidance as of January 1, 2020 using the modified retrospective approach related to our accounts receivables and contract assets, resulting in no cumulative adjustment to retained earnings. The adoption of this guidance did not have a material impact on our consolidated statements of income.

2.	Segment Disclosures

During first quarter 2020, we revised our reporting segments. See Note 1 – Organization, Description of Business and Basis of Presentation for a discussion of this matter.

Our reportable segments are strategic business units that offer different products and services. Our segments are managed separately as each segment requires different marketing strategies and business knowledge. Management evaluates performance based on segment operating margin, which includes revenue from affiliates and third-party customers, operating expenses, cost of product sales, other operating (income) expense and earnings of non-controlled entities.
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

	Three Months Ended March 31, 2019
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$309,571	$152,159	$(938)	$460,792
Product sales revenue	157,282	5,713	—	162,995
Affiliate management fee revenue	1,662	3,486	—	5,148
Total revenue	468,515	161,358	(938)	628,935
Operating expenses	102,692	45,706	(2,373)	146,025
Cost of product sales	162,430	6,664	—	169,094
Other operating (income) expense	(5,368)	(1,573)	—	(6,941)
(Earnings) loss of non-controlled entities	1,047	(32,302)	—	(31,255)
Operating margin	207,714	142,863	1,435	352,012
Depreciation, amortization and impairment expense	44,427	16,009	1,435	61,871
G&A expense	32,813	13,182	—	45,995
Operating profit	$130,474	$113,672	$—	$244,146

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2020
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$314,319	$145,658	$(1,582)	$458,395
Product sales revenue	312,986	6,134	—	319,120
Affiliate management fee revenue	1,584	3,707	—	5,291
Total revenue	628,889	155,499	(1,582)	782,806
Operating expenses	105,882	46,772	(3,146)	149,508
Cost of product sales	233,342	15,894	—	249,236
Other operating (income) expense	(1,892)	2,403	—	511
Earnings of non-controlled entities	(14,220)	(29,440)	—	(43,660)
Operating margin	305,777	119,870	1,564	427,211
Depreciation, amortization and impairment expense	46,059	15,911	1,564	63,534
G&A expense	26,654	10,254	—	36,908
Operating profit	$233,064	$93,705	$—	$326,769

3.	Revenue from Contracts with Customers

Statement of Income Disclosures

During first quarter 2020, we revised our reporting segments. See Note 1 – Organization, Description of Business and Basis of Presentation for a discussion of this matter.

The following tables provide details of our revenues disaggregated by key activities that comprise our performance obligations by operating segment (in thousands):

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2019
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$171,027	$85,158	$—	$256,185
Terminalling	41,297	5,246	—	46,543
Storage	57,376	38,599	(938)	95,037
Ancillary services	32,511	6,291	—	38,802
Lease revenue	7,360	16,865	—	24,225
Transportation and terminals revenue	309,571	152,159	(938)	460,792
Product sales revenue	157,282	5,713	—	162,995
Affiliate management fee revenue	1,662	3,486	—	5,148
Total revenue	468,515	161,358	(938)	628,935
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue(1)	(7,360)	(16,865)	—	(24,225)
Losses from futures contracts included in product sales revenue(2)	52,109	2,402	—	54,511
Affiliate management fee revenue	(1,662)	(3,486)	—	(5,148)
Total revenue from contracts with customers under ASC 606	$511,602	$143,409	$(938)	$654,073

(1) Lease revenue is accounted for under Accounting Standards Codification (“ASC”) 842, Leases.
(2) The impact on product sales revenue from futures contracts falls under the guidance of ASC 815, Derivatives and Hedging.

	Three Months Ended March 31, 2020
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$176,005	$77,115	$—	$253,120
Terminalling	40,386	2,539	—	42,925
Storage	57,526	38,851	(1,582)	94,795
Ancillary services	32,240	7,845	—	40,085
Lease revenue	8,162	19,308	—	27,470
Transportation and terminals revenue	314,319	145,658	(1,582)	458,395
Product sales revenue	312,986	6,134	—	319,120
Affiliate management fee revenue	1,584	3,707	—	5,291
Total revenue	628,889	155,499	(1,582)	782,806
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue(1)	(8,162)	(19,308)	—	(27,470)
Gains from futures contracts included in product sales revenue(2)	(121,047)	(2,722)	—	(123,769)
Affiliate management fee revenue	(1,584)	(3,707)	—	(5,291)
Total revenue from contracts with customers under ASC 606	$498,096	$129,762	$(1,582)	$626,276

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheet Disclosures

The following table summarizes our accounts receivable, contract assets and contract liabilities resulting from contracts with customers (in thousands):

	December 31, 2019	March 31, 2020
Accounts receivable from contracts with customers	$124,701	$94,885
Contract assets	$8,071	$15,489
Contract liabilities	$111,670	$112,540

For the three months ended March 31, 2020, we recognized $69.4 million of transportation and terminals revenue that was recorded in deferred revenue as of December 31, 2019.

Unfulfilled Performance Obligations

The following table provides the aggregate amount of the transaction price allocated to our unfulfilled performance obligations (“UPOs”) as of March 31, 2020 by operating segment, including the range of years remaining on our contracts with customers and an estimate of revenues expected to be recognized over the next 12 months (dollars in thousands):

	Refined Products	Crude Oil	Total
Balances at March 31, 2020	$2,058,298	$1,119,359	$3,177,657
Remaining terms	1 - 19 years	1 - 12 years
Estimated revenues from UPOs to be recognized in the next 12 months	$374,304	$257,602	$631,906

4.	Investments in Non-Controlled Entities

Our investments in non-controlled entities at March 31, 2020 were comprised of:

Entity	Ownership Interest
BridgeTex Pipeline Company, LLC (“BridgeTex”)	30%
Double Eagle Pipeline LLC (“Double Eagle”)	50%
HoustonLink Pipeline Company, LLC (“HoustonLink”)	50%
MVP Terminalling, LLC (“MVP”)	50%
Powder Springs Logistics, LLC (“Powder Springs”)	50%
Saddlehorn Pipeline Company, LLC (“Saddlehorn”)	30%
Seabrook Logistics, LLC (“Seabrook”)	50%
Texas Frontera, LLC (“Texas Frontera”)	50%

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2020, we sold a 10% interest in Saddlehorn to an affiliate of Black Diamond Gathering LLC, which is majority-owned by Noble Midstream Partners LP, reducing our ongoing investment in Saddlehorn to a 30% interest. We received $79.9 million in cash from the sale, and we recorded a gain of $12.9 million on our consolidated statements of income.

We serve as operator of BridgeTex, HoustonLink, MVP, Powder Springs, Saddlehorn, Texas Frontera and the pipeline activities of Seabrook. We receive fees for management services as well as reimbursement or payment to us for certain direct operational payroll and other overhead costs. The management fees we receive are reported as affiliate management fee revenue on our consolidated statements of income. Cost reimbursements we receive from these entities in connection with our operating services are included as reductions to costs and expenses on our consolidated statements of income and totaled $1.5 million and $1.2 million during the three months ended March 31, 2019 and 2020, respectively.

We recorded the following revenue and expense transactions from certain of these non-controlled entities in our consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2019	2020
Transportation and terminals revenue:
BridgeTex, pipeline capacity and storage	$10,145	$10,748
Double Eagle, throughput revenue	$1,659	$1,600
Saddlehorn, storage revenue	$552	$566
Operating expenses:
Seabrook, storage lease and ancillary services	$6,909	$6,899
Other operating income:
Seabrook, gain on sale of air emission credits	$—	$1,410

We also received a payment of $1.1 million in first quarter 2020 from BridgeTex for the loss allowance on our capacity lease contract.

Our consolidated balance sheets reflected the following balances related to our investments in non-controlled entities (in thousands):

	December 31, 2019
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable	Long-Term Receivables
BridgeTex	$392	$26	$—	$—
Double Eagle	$445	$—	$—	$—
HoustonLink	$60	$—	$—	$—
MVP	$—	$418	$—	$—
Powder Springs	$161	$—	$—	$6,006
Saddlehorn	$—	$126	$—	$—
Seabrook	$941	$—	$1,349	$—

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2020
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable	Long-Term Receivables
BridgeTex	$366	$17	$—	$—
Double Eagle	$592	$—	$—	$—
HoustonLink	$24	$—	$—	$—
MVP	$—	$690	$—	$—
Powder Springs	$307	$310	$—	$7,330
Saddlehorn	$—	$126	$—	$—
Seabrook	$1,216	$—	$1,695	$—

We entered into a long-term terminalling and storage contract with Seabrook for exclusive use of dedicated tankage that provides our customers with crude oil storage capacity and dock access for crude oil imports and exports on the Texas Gulf Coast (see Note 7 – Leases for more details regarding this lease).

The financial results from MVP, Powder Springs and Texas Frontera are included in our refined products segment and the financial results from BridgeTex, Double Eagle, HoustonLink, Saddlehorn and Seabrook are included in our crude oil segment, each as earnings of non-controlled entities.

A summary of our investments in non-controlled entities follows (in thousands):

Investments at 12/31/2019	$1,240,551
Additional investment	28,325
Sale of ownership interest in Saddlehorn	(66,990)
Earnings of non-controlled entities:
Proportionate share of earnings	44,118
Amortization of excess investment and capitalized interest	(458)
Earnings of non-controlled entities	43,660
Less:
Distributions from operations of non-controlled entities	54,743
Investments at 3/31/2020	$1,190,803

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Inventory

Inventory at December 31, 2019 and March 31, 2020 was as follows (in thousands):

	December 31, 2019	March 31, 2020
Refined products	$96,128	$33,770
Liquefied petroleum gases	29,982	10,054
Transmix	39,546	13,648
Crude oil	12,714	9,011
Additives	6,029	4,670
Total inventory	$184,399	$71,153

During 2020, we recorded lower of average cost or net realizable value adjustments of $77.8 million related to our refined products, liquefied petroleum gases, transmix and crude oil inventories.

6.	Debt
Long-term debt at December 31, 2019 and March 31, 2020 was as follows (in thousands):

	December 31, 2019	March 31, 2020
4.25% Notes due 2021	$550,000	$550,000
3.20% Notes due 2025	250,000	250,000
5.00% Notes due 2026	650,000	650,000
6.40% Notes due 2037	250,000	250,000
4.20% Notes due 2042	250,000	250,000
5.15% Notes due 2043	550,000	550,000
4.20% Notes due 2045	250,000	250,000
4.25% Notes due 2046	500,000	500,000
4.20% Notes due 2047	500,000	500,000
4.85% Notes due 2049	500,000	500,000
3.95% Notes due 2050	500,000	500,000
Face value of long-term debt	4,750,000	4,750,000
Unamortized debt issuance costs(1)	(35,263)	(34,743)
Net unamortized debt discount(1)	(8,662)	(8,871)
Long-term debt, net, including current portion	4,706,075	4,706,386
Less: Current portion of long-term debt, net	—	550,949
Long-term debt, net	$4,706,075	$4,155,437

(1)
Debt issuance costs, note discounts and premiums and realized gains and losses of historical fair value hedges are being amortized or accreted to the applicable notes over the respective lives of those notes.

All of the instruments detailed in the table above are senior indebtedness.

Other Debt

Revolving Credit Facilities. At March 31, 2020, the total borrowing capacity under our revolving credit facility maturing in May 2024 was $1.0 billion. Any borrowings outstanding under this facility are classified as

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

long-term debt on our consolidated balance sheets. Borrowings under this facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.875% to 1.500% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate between 0.075% and 0.200% depending on our credit ratings. The unused commitment fee was 0.125% at March 31, 2020. Borrowings under this facility may be used for general partnership purposes, including capital expenditures. As of December 31, 2019 and March 31, 2020, there were no borrowings outstanding under this facility and $3.5 million obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets, but decrease our borrowing capacity under this facility.

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

7.	Leases

Operating Leases – Lessee

Related Party Operating Lease. We have a long-term terminalling and storage contract with Seabrook for exclusive use of dedicated tankage that provides our customers with crude oil storage capacity and dock access for crude oil imports and exports on the Texas Gulf Coast.

The following tables provide information about our third party and our Seabrook operating leases (dollars in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2020
	Third Party Leases	Seabrook Lease	All Leases	Third Party Leases	Seabrook Lease	All Leases
Total lease expense	$5,649	$6,909	$12,558	$5,990	$6,899	$12,889

	December 31, 2019			March 31, 2020
	Third Party Leases	Seabrook Lease	All Leases	Third Party Leases	Seabrook Lease	All Leases
Current lease liability	$15,136	$11,085	$26,221	$14,882	$11,817	$26,699
Long-term lease liability	$81,508	$62,515	$144,023	$79,288	$59,930	$139,218
Right-of-use asset	$98,268	$73,600	$171,868	$93,766	$71,746	$165,512

8.	Employee Benefit Plans

We sponsor a defined contribution plan in which we match our employees’ qualifying contributions, resulting in additional expense to us. Expenses related to the defined contribution plan were $4.1 million and $4.5 million for the three months ended March 31, 2019 and 2020, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, we sponsor two pension plans, including one for all non-union employees and one that covers certain union employees, and a postretirement benefit plan for certain employees. Prior to the March 2020 sale of our New Haven terminal (See Note 1 – Organization, Description of Business and Basis of Presentation), we sponsored an additional union pension plan that covered union employees at that terminal. Net periodic benefit expense for the three months ended March 31, 2019 and 2020 was as follows (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2020
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$6,527	$54	$7,203	$62
Interest cost	3,000	119	2,802	112
Expected return on plan assets	(2,374)	—	(2,886)	—
Amortization of prior service credit	(45)	—	(45)	—
Amortization of actuarial loss	1,277	71	1,412	119
Settlement cost	—	—	969	—
Settlement gain on disposition of assets	—	—	(1,342)	—
Net periodic benefit cost	$8,385	$244	$8,113	$293

The service component of our net periodic benefit costs is presented in operating expense and G&A expense, and the non-service components are presented in other (income) expense in our consolidated statements of income.

The changes in accumulated other comprehensive loss (“AOCL”) related to employee benefit plan assets and benefit obligations for the three months ended March 31, 2019 and 2020 were as follows (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2020
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(88,602)	$(5,409)	$(104,739)	$(8,378)
Net actuarial loss	—	—	(747)	—
Curtailment gain	—	—	1,703	—
Recognition of prior service credit amortization in income	(45)	—	(45)	—
Recognition of actuarial loss amortization in income	1,277	71	1,412	119
Recognition of settlement cost in income	—	—	969	—
Ending balance	$(87,370)	$(5,338)	$(101,447)	$(8,259)

Contributions estimated to be paid into the plans in 2020 are $31.4 million and $0.7 million for the pension plans and other postretirement benefit plan, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Long-Term Incentive Plan
The compensation committee of our general partner’s board of directors administers our long-term incentive plan (“LTIP”) covering certain of our employees and the independent directors of our general partner. The LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate payout of 11.9 million of our common units. The estimated units remaining available under the LTIP at March 31, 2020 total 1.0 million.

Equity-based incentive compensation expense for the three months ended March 31, 2019 and 2020, primarily recorded as G&A expense on our consolidated statements of income, was as follows (in thousands):

	Three Months Ended March 31,
	2019	2020
Performance-based awards	$3,644	$(1,947)
Time-based awards	1,270	2,102
Total	$4,914	$155

In first quarter 2020, we reduced our LTIP accruals related to performance awards vesting in 2020 and 2021 to reflect the estimated impacts of COVID-19 related reductions in economic activity and the significant decline in commodity prices.

On January 31, 2020, 378,144 unit awards were granted pursuant to our LTIP. These awards included both performance-based and time-based awards and have a three-year vesting period that will end on December 31, 2022.

Basic and Diluted Net Income Per Common Unit

The difference between our actual common units outstanding and our weighted-average number of common units outstanding used to calculate basic net income per unit is due to the impact of: (i) the unit awards issued to non-employee directors and (ii) the weighted average effect of units actually issued or repurchased during a period.  The difference between the weighted-average number of common units outstanding used for basic and diluted net income per unit calculations on our consolidated statements of income is primarily due to the dilutive effect of unit awards associated with our LTIP that have not yet vested.

10.	Derivative Financial Instruments

Interest Rate Derivatives

In first quarter 2020, we entered into $100.0 million of treasury lock agreements to protect against the risk of variability on a portion of a debt issuance we anticipate to occur by early 2021. The fair value of these interest rate derivative agreements at March 31, 2020 was recorded as a current liability of $11.9 million, with the offset recorded to other comprehensive income. We account for these agreements as cash flow hedges.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commodity Derivatives

Our open futures contracts at March 31, 2020 were as follows:

Type of Contract/Accounting Methodology	Product Represented by the Contract and Associated Barrels	Maturity Dates
Futures - Economic Hedges	2.3 million barrels of refined products and crude oil	Between April 2020 and November 2022
Futures - Economic Hedges	0.1 million barrels of gas liquids	April 2020

Commodity Derivatives Contracts and Deposits Offsets

At March 31, 2020, we had received margin deposits of $50.3 million for our futures contracts with our counterparties, which were recorded as current liabilities under commodity derivatives deposits on our consolidated balance sheets. At December 31, 2019, we had made margin deposits of $27.4 million for our futures contracts with our counterparties, which were recorded as current assets under commodity derivatives deposits on our consolidated balance sheets. We have the right to offset the combined fair values of our open futures contracts against our margin deposits under a master netting arrangement for each counterparty; however, we have elected to present the combined fair values of our open futures contracts separately from the related margin deposits on our consolidated balance sheets. Additionally, we have the right to offset the fair values of our futures contracts together for each counterparty, which we have elected to do, and we report the combined net balances on our consolidated balance sheets. A schedule of the derivative amounts we have offset and the deposit amounts we could offset under a master netting arrangement are provided below as of December 31, 2019 and March 31, 2020 (in thousands):

Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheets	Net Asset Amount(1)
As of 12/31/2019	$(11,033)	$811	$(10,222)	$27,415	$17,193
As of 3/31/2020	$66,007	$(1,054)	$64,953	$(50,345)	$14,608

(1)	Amount represents the maximum loss we would incur if all of our counterparties failed to perform on their derivative contracts.

Basis Derivative Agreement

During 2019, we entered into a basis derivative agreement with a joint venture co-owner’s affiliate, and, contemporaneously, that affiliate entered into an intrastate transportation services agreement with the joint venture. Settlements under the basis derivative agreement are determined based on the basis differential of crude oil prices at different market locations and a notional volume of 30,000 barrels per day. As a result, we account for this agreement as a derivative. The agreement will expire in early 2022. We recognize the changes in fair value of this agreement based on forward price curves for crude oil in West Texas and the Houston Gulf Coast in other operating income (expense) in our consolidated statements of income. The liability for this agreement at December 31, 2019 and March 31, 2020 was $17.3 million and $18.5 million, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impact of Derivatives on Our Financial Statements

Comprehensive Income

The changes in derivative activity included in AOCL for the three months ended March 31, 2019 and 2020 were as follows (in thousands):

	Three Months Ended
	March 31,
Derivative Losses Included in AOCL	2019	2020
Beginning balance	$(26,480)	$(48,960)
Net loss on cash flow hedges	(4,376)	(11,914)
Reclassification of net loss on cash flow hedges to income	627	809
Ending balance	$(30,229)	$(60,065)

The following is a summary of the effect on our consolidated statements of income for the three months ended March 31, 2019 and 2020 of derivatives that were designated as cash flow hedges (in thousands):

	Interest Rate Contracts
	Amount of Loss Recognized in AOCL on Derivatives	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Three Months Ended March 31, 2019	$(4,376)	Interest expense	$(627)
Three Months Ended March 31, 2020	$(11,914)	Interest expense	$(809)

As of March 31, 2020, the net loss estimated to be classified to interest expense over the next twelve months from AOCL is approximately $3.2 million. This amount relates to the amortization of losses on interest rate contracts over the life of the related debt instruments.
The following table provides a summary of the effect on our consolidated statements of income for the three months ended March 31, 2019 and 2020 of derivatives that were not designated as hedging instruments (in thousands):

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended
	Location of Gain (Loss) Recognized on Derivatives	March 31,
Derivative Instrument		2019	2020
Futures contracts	Product sales revenue	$(54,511)	$123,769
Futures contracts	Cost of product sales	2,273	(3,927)
Basis derivative agreement	Other operating income (expense)	—	(2,899)
	Total	$(52,238)	$116,943

The impact of the derivatives in the above table was reflected as cash from operations on our consolidated statements of cash flows.
Balance Sheets
The following table provides a summary of the fair value of derivatives, which are presented on a net basis in our consolidated balance sheets, that were designated as hedging instruments as of March 31, 2020 (in thousands).

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no balances outstanding at December 31, 2019.

	March 31, 2020
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other current assets	$—	Other current liabilities	$11,914

The following tables provide a summary of the fair value of derivatives, which are presented on a net basis in our consolidated balance sheets, that were not designated as hedging instruments as of December 31, 2019 and March 31, 2020 (in thousands):

	December 31, 2019
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Commodity derivatives contracts, net	$811	Commodity derivatives contracts, net	$11,033
Basis derivative agreement	Other current assets	—	Other current liabilities	8,457
Basis derivative agreement	Other noncurrent assets	—	Other noncurrent liabilities	8,847
	Total	$811	Total	$28,337

	March 31, 2020
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Commodity derivatives contracts, net	$62,845	Commodity derivatives contracts, net	$1,046
Futures contracts	Other noncurrent assets	3,162	Other noncurrent liabilities	8
Basis derivative agreement	Other current assets	—	Other current liabilities	9,791
Basis derivative agreement	Other noncurrent assets	—	Other noncurrent liabilities	8,685
	Total	$66,007	Total	$19,530

11.	Fair Value

Fair Value Methods and Assumptions - Financial Assets and Liabilities.

We used the following methods and assumptions in estimating fair value of our financial assets and liabilities:

•
Commodity derivatives contracts. These include exchange-traded futures contracts related to petroleum products. These contracts are carried at fair value on our consolidated balance sheets and are valued based on quoted prices in active markets. See Note 10 – Derivative Financial Instruments for further disclosures regarding these contracts.

•
Interest rate contracts. These include forward-starting interest rate hedge agreements to protect against the risk of variability of interest payments on future debt. These contracts are carried at fair value on our consolidated balance sheets and are valued based on an assumed exchange, at the end of each period, in an orderly transaction with a participant in the market in which the financial

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

instrument is traded. The exchange value was calculated using present value techniques on estimated future cash flows based on forward interest rate curves. See Note 10 – Derivative Financial Instruments for further disclosures regarding these contracts.

•
Basis derivative agreement. During 2019, we entered into a basis derivative agreement with a joint venture co-owner’s affiliate, and, contemporaneously, that affiliate entered into an intrastate transportation services agreement with the joint venture. Settlements under the basis derivative agreement are determined based on the basis differential of crude oil prices at different market locations and a notional volume of 30,000 barrels per day (see Note 10 - Derivative Financial Instruments for further disclosures regarding this agreement). The fair value of this derivative was calculated based on observable market data inputs, including published commodity pricing data and market interest rates. The key inputs in the fair value calculation include the forward price curves for crude oil, the implied forward correlation in crude oil prices between West Texas and the Houston Gulf Coast, and the implied forward volatility for crude oil futures contracts.

•
Long-term receivables. These primarily include payments receivable under a sales-type leasing arrangement and cost reimbursement payments receivable. These receivables were recorded at fair value on our consolidated balance sheets, using then-current market rates to estimate the present value of future cash flows.

•
Guarantees and contractual obligations. At March 31, 2020, these primarily include a long-term contractual obligation we entered into congruent with the sale of our three marine terminals to a subsidiary of Buckeye. This obligation requires us to perform certain environmental remediation work on Buckeye’s behalf at the New Haven terminal.  The contractual obligation was recorded at fair value on our consolidated balance sheets upon initial recognition and was calculated using our best estimate of potential outcome scenarios to determine our liability for the remediation costs required in this agreement.

•
Debt. The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2019 and March 31, 2020; however, where recent observable market trades were not available, prices were determined using adjustments to the last traded value for that debt issuance or by adjustments to the prices of similar debt instruments of peer entities that are actively traded. The carrying amount of borrowings, if any, under our revolving credit facility and our commercial paper program approximates fair value due to the frequent repricing of these obligations.

Fair Value Measurements - Financial Assets and Liabilities

The following tables summarize the carrying amounts, fair values and fair value measurements recorded or disclosed as of December 31, 2019 and March 31, 2020 based on the three levels established by ASC 820, Fair Value Measurements and Disclosures (in thousands):

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2019
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives contracts	$(10,222)	$(10,222)	$(10,222)	$—	$—
Basis derivative agreement	$(17,304)	$(17,304)	$—	$(17,304)
Long-term receivables	$20,782	$20,782	$—	$—	$20,782
Guarantees and contractual obligations	$(408)	$(408)	$—	$—	$(408)
Debt	$(4,706,075)	$(5,192,685)	$—	$(5,192,685)	$—

	March 31, 2020
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives contracts	$64,953	$64,953	$64,953	$—	$—
Interest rate contracts	$(11,914)	$(11,914)	$—	$(11,914)	$—
Basis derivative agreement	$(18,476)	$(18,476)	$—	$(18,476)	$—
Long-term receivables	$21,406	$21,406	$—	$—	$21,406
Guarantees and contractual obligations	$(11,320)	$(11,320)	$—	$—	$(11,320)
Debt	$(4,706,386)	$(4,365,238)	$—	$(4,365,238)	$—

12.	Commitments and Contingencies

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Environmental Liabilities

Liabilities recognized for estimated environmental costs were $14.9 million and $12.5 million at December 31, 2019 and March 31, 2020, respectively. We have classified environmental liabilities as current or noncurrent based on management’s estimates regarding the timing of actual payments. Environmental expenses recognized as a result of changes in our environmental liabilities are generally included in operating expenses on our consolidated statements of income. Environmental expenses were $2.0 million and $0.4 million for the three months ended March 31, 2019 and 2020, respectively.

Environmental Receivables

Receivables from insurance carriers and other third parties related to environmental matters were $2.9 million at December 31, 2019, of which $1.8 million and $1.1 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets. Receivables from insurance carriers and other third parties related to environmental matters were $2.6 million at March 31, 2020, of which $1.6 million and $1.0 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets.

Other

In March 2020, we entered into a long-term contractual obligation in connection with the sale of three marine terminals to Buckeye.  This obligation requires us to perform certain environmental remediation work on Buckeye’s behalf at the New Haven terminal.  As of March 31, 2020, our consolidated balance sheets reflected a current liability of $0.7 million and a noncurrent liability of $10.2 million to reflect the fair value of this obligation.

We have entered into an agreement to guarantee our 50% pro rata share, up to $25.0 million, of obligations under Powder Springs’ credit facility. As of March 31, 2020, our consolidated balance sheets reflected a $0.4 million other current liability and a corresponding increase in our investment in non-controlled entities on our consolidated balance sheets to reflect the fair value of this guarantee.

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

13.	Related Party Transactions

Stacy Methvin is an independent member of our general partner’s board of directors and is also a director of one of our customers.  We received tariff, terminalling and other ancillary revenue from this customer of $7.3 million and $8.4 million for the three months ended March 31, 2019 and 2020. We recorded receivables of $3.8 million and $2.9 million from this customer at December 31, 2019 and March 31, 2020, respectively.

See Note 4 – Investments in Non-Controlled Entities and Note 7 – Leases for details of transactions with our joint ventures.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Partners’ Capital and Distributions

Partners’ Capital

In first quarter 2020, we announced that our general partner’s board of directors authorized the repurchase of up to $750 million of our common units through 2022. The timing, price and actual number of common units repurchased will depend on a number of factors including our expected expansion capital spending needs, alternative investment opportunities, excess cash available, legal and regulatory requirements, market conditions and the trading price of our common units. The repurchase program does not obligate us to acquire any particular amount of common units, and the repurchase program may be suspended or discontinued at any time.

The following table details the changes in the number of our common units outstanding from December 31, 2019 through March 31, 2020:

Common units outstanding on December 31, 2019	228,403,428
Units repurchased during 2020	(3,631,784)
January 2020–Settlement of employee LTIP awards	275,093
During 2020–Other(a)	9,550
Common units outstanding on March 31, 2020	225,056,287

(a) Common units issued to settle the equity-based retainers paid to independent directors of our general partner.

Distributions

Distributions we paid during 2019 and 2020 were as follows (in thousands, except per unit amounts):

Payment Date	Per Unit Cash Distribution Amount	Total Cash Distribution
02/14/2019	$0.9975	$227,832
05/15/2019	1.0050	229,545
08/14/2019	1.0125	231,258
11/14/2019	1.0200	232,971
Total	$4.0350	$921,606

02/14/2020	$1.0275	$234,774
05/15/2020(a)	1.0275	231,245
Total	$2.0550	$466,019

(a) Our general partner’s board of directors declared this cash distribution in April 2020 to be paid on May 15, 2020 to unitholders of record at the close of business on May 8, 2020.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Subsequent Events

Recognizable events

No recognizable events occurred subsequent to March 31, 2020.

Non-recognizable events

Cash Distribution. In April 2020, our general partner’s board of directors declared a quarterly cash distribution of $1.0275 per unit for the period of January 1, 2020 through March 31, 2020. This quarterly cash distribution will be paid on May 15, 2020 to unitholders of record on May 8, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a publicly traded limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of March 31, 2020, our asset portfolio consisted of:

•
our refined products segment, comprised of our approximately 9,800-mile refined products pipeline system with 53 connected terminals, as well as 25 independent terminals not connected to our pipeline system and two marine storage terminals (one of which is owned through a joint venture); and

•
our crude oil segment, comprised of approximately 2,200 miles of crude oil pipelines, a condensate splitter and 37 million barrels of aggregate storage capacity, of which approximately 25 million barrels are used for contract storage. Approximately 1,000 miles of these pipelines, the condensate splitter and 30 million barrels of this storage capacity (including 22 million barrels used for contract storage) are wholly-owned, with the remainder owned through joint ventures.

During first quarter 2020, we completed a reorganization of our reportable segments.  This reorganization was effected to reflect changes in the management of our business in conjunction with the sale of three of our marine terminals.  Following this sale, two of our remaining marine terminals were combined with our refined product segment and one terminal was combined with our crude oil segment based on the types of product stored at the facilities.  Accordingly, we have restated our segment disclosures for all previous periods included in this report.

The following discussion provides an analysis of the results for each of our operating segments, an overview of our liquidity and capital resources and other items related to our partnership. The following discussion and analysis should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Developments

COVID-19 and Decline in Commodity Prices.  The recent period of unprecedented restrictions on travel and economic activity has significantly reduced demand for refined products in the markets we serve.  Recent declines in commodity prices have also significantly reduced the value of tender barrels we receive from our transportation customers and the margins we earn from our gas liquids blending activities.  The reduction in refined products demand, lower crude oil prices and limited storage capacity for petroleum products have combined to put significant downward pressure on domestic crude oil production.  While we benefit from take-or-pay commitments for the majority of the capacity of our crude oil pipelines, a sustained reduction in crude oil production could cause delays in the timing of our recognition of revenue from these commitments.  These factors have also significantly decreased the creditworthiness of certain of our crude oil transportation customers, resulting in an increased risk of customer defaults.  To date, our operations and our employees have successfully adapted to the recent developments, enabling our customers to continue benefiting from the services they rely on from our critical infrastructure, and our customers have continued to meet their obligations to us.  Given the uncertain timing of a return of refined product demand to historical levels and of a recovery in commodity prices, the extent of the impact these events will have on our results of operations is unclear, but will likely be material.  However, we do not believe these events will impact our ability to meet any of our financial obligations or result in any significant impairments to our assets.

Unit Repurchase Program. In first quarter 2020, we announced that our general partner’s board of directors authorized the repurchase of up to $750 million of our common units through 2022. We intend to purchase our common units from time-to-time through a variety of methods, including open market purchases and negotiated transactions, all in compliance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The timing, price and actual number of common units repurchased will depend on a number of factors including our expected expansion capital spending needs, alternative investment opportunities, excess cash available, legal and regulatory requirements, market conditions and the trading price of our common units. The repurchase program does not obligate us to acquire any particular amount of common units, and the repurchase program may be suspended or discontinued at any time. See Part II – Other Information, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds for details of repurchases during first quarter 2020.

Saddlehorn Pipeline Transactions. In August 2019, Saddlehorn Pipeline Company, LLC (“Saddlehorn”) announced the expansion of its pipeline capacity by a total of 100,000 barrels per day (“bpd”) to a new total capacity of approximately 290,000 bpd. The higher capacity is expected to be available in late 2020 following the addition of incremental pumping and storage capabilities. In conjunction with increased volume commitments, an affiliate of Black Diamond Gathering LLC (“Black Diamond”), which is majority-owned by Noble Midstream Partners LP, obtained an option to buy a 20% ownership interest in Saddlehorn. In February 2020, Black Diamond exercised its option, and as a result, we and one of our joint venture co-owners, an affiliate of Plains All American Pipeline, L.P., each sold a 10% interest in Saddlehorn to Black Diamond. We received $79.9 million cash from the sale, and we recorded a gain of $12.9 million on our consolidated statements of income. We continue to serve as the operator of Saddlehorn.

Sale of Marine Terminals. On March 20, 2020, we sold three marine terminals to a subsidiary of Buckeye Partners, L.P. for $252.6 million. The terminals are located in New Haven, Connecticut, Wilmington, Delaware and Marrero, Louisiana. We recognized an $5.4 million impairment loss related to the sale on our consolidated statements of income.

Segment Reorganization. During first quarter 2020, we completed a reorganization of our reportable segments.  This reorganization was effected to reflect changes in the management of our business in conjunction with the sale of three of our marine terminals.  Following this sale, two of our remaining marine terminals were combined with our refined product segment and one terminal was combined with our crude oil segment based on the predominant types of product stored at the facilities.  Accordingly, we have restated our segment disclosures for all previous periods included in this report.

Cash Distribution. In April 2020, our general partner’s board of directors declared a quarterly cash distribution of $1.0275 per unit for the period of January 1, 2020 through March 31, 2020. This quarterly cash distribution will be paid on May 15, 2020 to unitholders of record on May 8, 2020.

Results of Operations

We believe that investors benefit from having access to the same financial measures utilized by management. Operating margin, which is presented in the following table, is an important measure used by management to evaluate the economic performance of our core operations. Operating margin is not a generally accepted accounting principles (“GAAP”) measure, but the components of operating margin are computed using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the following table. Operating profit includes expense items, such as depreciation, amortization and impairment expense and general and administrative (“G&A”) expense, which management does not focus on when evaluating the core profitability of our separate operating segments. Additionally, product margin, which management primarily uses to evaluate the profitability of our commodity-related activities, is provided in this table. Product margin is a non-GAAP measure but its components of product sales revenue and cost of product sales are determined in accordance with GAAP. Our gas liquids blending, fractionation and other commodity-related activities generate significant revenue. However, we believe the product margin from these activities, which takes into account the related cost of product sales, better represents its importance to our results of operations.

During first quarter 2020, we revised our reporting segments. See Note 1 – Organization, Description of Business and Basis of Presentation of the consolidated financial statements included in Item 1 of Part I of this report for a discussion of this matter.

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2020

	Three Months Ended March 31,		Variance Favorable (Unfavorable)
	2019	2020	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$309.6	$314.3	$4.7	2
Crude oil	152.1	145.7	(6.4)	(4)
Intersegment eliminations	(0.9)	(1.6)	(0.7)	(78)
Total transportation and terminals revenue	460.8	458.4	(2.4)	(1)
Affiliate management fee revenue	5.1	5.3	0.2	4
Operating expenses:
Refined products	102.7	105.9	(3.2)	(3)
Crude oil	45.7	46.8	(1.1)	(2)
Intersegment eliminations	(2.4)	(3.2)	0.8	33
Total operating expenses	146.0	149.5	(3.5)	(2)
Product margin:
Product sales revenue	163.0	319.1	156.1	96
Cost of product sales	169.1	249.2	(80.1)	(47)
Product margin	(6.1)	69.9	76.0	n/a
Other operating income (expense)	6.9	(0.5)	(7.4)	n/a
Earnings of non-controlled entities	31.3	43.6	12.3	39
Operating margin	352.0	427.2	75.2	21
Depreciation, amortization and impairment expense	61.8	63.5	(1.7)	(3)
G&A expense	46.0	36.9	9.1	20
Operating profit	244.2	326.8	82.6	34
Interest expense (net of interest income and interest capitalized)	55.1	50.5	4.6	8
Gain on disposition of assets	(21.8)	(12.9)	(8.9)	(41)
Other (income) expense	2.1	0.9	1.2	57
Income before provision for income taxes	208.8	288.3	79.5	38
Provision for income taxes	1.1	0.7	0.4	36
Net income	$207.7	$287.6	$79.9	38
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.572	$1.582
Volume shipped (million barrels):
Gasoline	62.1	66.2
Distillates	44.6	43.8
Aviation fuel	8.8	9.4
Liquefied petroleum gases	0.6	0.4
Total volume shipped	116.1	119.8
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped(1)	$0.945	$0.918
Volume shipped (million barrels)(1)	79.4	75.1
Terminal average utilization (million barrels per month)	22.2	22.7
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(2)	37.7	37.1
Saddlehorn - volume shipped (million barrels)(3)	9.0	16.3

(1) Volume shipped includes shipments related to our crude oil marketing activities. Revenues from those activities are reflected as product sales revenue in our consolidated financial statements. Transportation revenue per barrel shipped reflects average rates on third-party volumes only.

(2) These volumes reflect the total shipments for the BridgeTex pipeline, which is owned 30% by us.

(3) These volumes reflect the total shipments for the Saddlehorn pipeline, which was owned 40% by us through January 31, 2020 and 30% thereafter.

Transportation and terminals revenue decreased $2.4 million resulting from:

•
an increase in refined products revenue of $4.7 million primarily due to incremental refined products transportation volume and a higher average transportation rate. Shipments grew mainly as a result of the newly-constructed East Houston-to-Hearne pipeline segment that became operational in late 2019, and the average rate in the current period increased slightly as the 2019 mid-year tariff adjustment of 4.3% was partially offset by more short-haul movements that ship at a lower rate. The impact of these favorable items was partially offset by lower demand during March 2020 associated with travel and economic restrictions related to COVID-19 and reduced drilling activity from the lower pricing environment; and

•
a decrease in crude oil revenue of $6.4 million primarily due to lower transportation revenue on our Longhorn pipeline as a result of lower third-party spot shipments that move at a higher tariff rate.

Operating expenses increased by $3.5 million primarily resulting from:

•	an increase in refined products expenses of $3.2 million primarily due to higher property taxes; and

•	an increase in crude oil expenses of $1.1 million due to less favorable product overages (which reduce operating expenses), partially offset by lower environmental accruals.
Product margin increased $76.0 million primarily due to recognition of gains on futures contracts in the current period compared to losses in first quarter 2019, partially offset by unfavorable lower of cost or net realizable value adjustments during 2020 due to the recent significant decrease in commodity prices.
Other operating income (expense) was $7.4 million unfavorable in first quarter 2020 primarily due to insurance settlements received in first quarter 2019 related to Hurricane Harvey and realized losses on a basis derivative agreement during the current period.
Earnings of non-controlled entities increased $12.3 million primarily due to increased earnings from Powder Springs Logistics, LLC mainly as a result of gains recognized in the current year on futures contracts compared to losses in the prior year and additional earnings from MVP Terminalling, LLC from the recent start-up of newly-constructed storage and dock assets.
Depreciation, amortization and impairment expense increased $1.7 million primarily due to the commencement of depreciation for expansion projects placed into service over the past year.
G&A expense decreased $9.1 million primarily due to lower incentive compensation accruals to reflect the estimated impacts of COVID-19 related reductions in economic activity and the significant decline in commodity prices.

Interest expense, net of interest income and interest capitalized, decreased $4.6 million primarily due to $8.3 million of debt prepayment costs in first quarter 2019. Otherwise, interest expense increased as our average outstanding debt increased from $4.5 billion in first quarter 2019 to $4.8 billion in first quarter 2020. Our weighted-average interest rate decreased slightly from 4.7% in first quarter 2019 to 4.6% in first quarter 2020.

Gain on disposition of assets was $8.9 million unfavorable in first quarter 2020. In first quarter 2020, we recognized a gain on the sale of a portion of our interest in Saddlehorn of $12.9 million. In first quarter 2019, we recognized a deferred gain of $11.0 million related to the 2018 sale of a portion of our investment in BridgeTex Pipeline Company, LLC and a gain of $10.8 million related to our discontinued Delaware Basin crude oil pipeline construction project that was sold to a third party.

Other expense was $1.2 million favorable due to lower pension-related costs in the current period.

Distributable Cash Flow

We calculate the non-GAAP measures of distributable cash flow (“DCF”) and adjusted EBITDA in the table below. Management uses DCF as a basis for recommending to our general partner’s board of directors the amount of cash distributions to be paid to our common unitholders each period. Management also uses DCF as a basis for determining the payouts for the performance-based awards issued under our equity-based compensation plan. Adjusted EBITDA is an important measure that we and the investment community use to assess the financial results of an entity. We believe that investors benefit from having access to the same financial measures utilized by management for these evaluations. A reconciliation of DCF and adjusted EBITDA for the three months ended March 31, 2019 and 2020 to net income, which is its nearest comparable GAAP financial measure, follows (in millions):

	Three Months Ended March 31,		Increase (Decrease)
	2019	2020
Net income	$207.7	$287.6	$79.9
Interest expense, net	55.1	50.5	(4.6)
Depreciation, amortization and impairment(1)	59.0	63.1	4.1
Equity-based incentive compensation(2)	(4.9)	(14.5)	(9.6)
Gain on disposition of assets(3)	(11.0)	(10.5)	0.5
Commodity-related adjustments:
Derivative (gains) losses recognized in the period associated with future transactions(4)	25.0	(66.7)	(91.7)
Derivative gains (losses) recognized in previous periods associated with transactions completed in the period(4)	51.3	(11.7)	(63.0)
Inventory valuation adjustments(5)	(7.6)	71.7	79.3
Total commodity-related adjustments	68.7	(6.7)	(75.4)
Distributions from operations of non-controlled entities in excess of earnings	11.8	11.0	(0.8)
Adjusted EBITDA	386.4	380.5	(5.9)
Interest expense, net, excluding debt issuance cost amortization(6)	(45.9)	(49.6)	(3.7)
Maintenance capital(7)	(22.5)	(24.4)	(1.9)
DCF	$318.0	$306.5	$(11.5)

(1)	Depreciation, amortization and impairment expense is excluded from DCF to the extent it represents a non-cash expense.

(2)
Because we intend to satisfy vesting of unit awards under our equity-based long-term incentive compensation plan with the issuance of common units, expenses related to this plan generally are deemed non-cash and added back for DCF purposes. The amounts above have been reduced by cash payments associated with the plan, which are primarily related to tax withholdings.

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

(6)	Interest expense in 2019 includes $8.3 million of debt prepayment premiums that are excluded from DCF as they are financing activities and are not related to our ongoing operations.

(7)
Maintenance capital expenditures maintain our existing assets and do not generate incremental DCF (i.e. incremental returns to our unitholders). For this reason, we deduct maintenance capital expenditures to determine DCF.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Operating Activities. Net cash provided by operating activities was $206.6 million and $384.6 million for the three months ended March 31, 2019 and 2020, respectively. The $178.0 million increase in 2020 was due to changes in our working capital and higher net income as previously described, partially offset by adjustments for non-cash items.
Investing Activities. Net cash used by investing activities for the three months ended March 31, 2019 was $221.9 million and net cash provided by investing activities for the three months ended March 31, 2020 was $131.8 million. During the 2020 period, we incurred $152.3 million for capital expenditures, which included $24.3 million for maintenance capital, $126.7 million for our expansion capital projects and $1.3 million for undivided joint interest projects for which cash was received from a third party. Also, during 2020, we sold three marine terminals for cash proceeds of $252.6 million and sold a portion of our interest in Saddlehorn for cash proceeds of $79.8 million. Additionally, we contributed capital of $28.3 million in conjunction with our joint ventures, which we account for as investments in non-controlled entities. During the 2019 period, we incurred $260.7 million for capital expenditures, which included $22.5 million for maintenance capital, $204.0 million for our expansion capital projects and $34.2 million for undivided joint interest projects for which cash was received from a third party. Additionally, we contributed net capital of $69.1 million in conjunction with our joint ventures, of which $64.1 million related to capital projects.
Financing Activities. Net cash used by financing activities for the three months ended March 31, 2019 and 2020 was $243.4 million and $451.5 million, respectively. During the 2020 period, we paid cash distributions of $234.8 million to our unitholders and made common unit repurchases of $202.0 million. Also, in January 2020, our equity-based incentive compensation awards that vested December 31, 2019 were settled by issuing 284,643 common units and distributing those units to the long-term incentive plan (“LTIP”) participants, resulting in payments primarily associated with tax withholdings of $14.7 million. During the 2019 period, we paid cash distributions of $227.8 million to our unitholders. Additionally, we received net proceeds of $496.9 million from borrowings under long-term notes and had net commercial paper borrowings of $69.0 million, which were used to repay our $550.0 million of 6.55% notes due 2019. Also, in January 2019, our equity-based incentive compensation awards that vested December 31, 2018 were settled by issuing 208,268 common units and distributing those units to the LTIP participants, resulting in payments primarily associated with tax withholdings of $9.8 million.
The quarterly distribution amount related to our first quarter 2020 financial results (to be paid in second quarter 2020) is $1.0275 per unit.  If we were to continue paying cash distributions at this level on the number of common units currently outstanding, total cash distributions of approximately $925 million would be paid to our unitholders related to 2020 earnings. Management believes we will have sufficient DCF to fund these distributions.
During 2020, we initiated our common unit repurchase program, with authorization to repurchase up to $750 million of our common units through 2022. During the three months ended March 31, 2020, we repurchased 3.6 million of our common units for $202 million. The timing, price and actual number of common units repurchased will depend on a number of factors including our expected expansion capital spending needs, alternative investment opportunities, excess cash available, legal and regulatory requirements, market conditions and the trading price of our common units.

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

For the three months ended March 31, 2020, our maintenance capital spending was $24.3 million. For 2020, we expect to spend approximately $90 million on maintenance capital.

During the first three months of 2020, we spent $126.7 million for our expansion capital projects and contributed $28.3 million for capital projects in conjunction with our joint ventures. Based on the progress of expansion projects already underway, we expect to spend approximately $400 million in 2020 to complete our current projects.

Liquidity

Cash generated from operations is a key source of liquidity for funding debt service, maintenance capital expenditures and quarterly distributions. Additional liquidity for purposes other than quarterly distributions, such as expansion capital expenditures and debt repayments, is available through borrowings under our commercial paper program and revolving credit facility, as well as from other borrowings or issuances of debt or common units (see Note 6 – Debt and Note 14 – Partners’ Capital and Distributions of the consolidated financial statements included in Item 1 of Part I of this report for detail of our borrowings and changes in partners’ capital). If capital markets do not permit us to issue additional debt and equity securities, our business may be adversely affected, and we may not be able to acquire additional assets and businesses, fund organic growth projects or continue paying cash distributions at the current level.

Off-Balance Sheet Arrangements

None.

Other Items

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

For further information regarding the quantities of refined products and crude oil hedged at March 31, 2020 and the fair value of open hedge contracts at that date, please see Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Related Party Transactions. See Note 13 – Related Party Transactions in Item 1 of Part I of this report for detail of our related party transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risk through changes in commodity prices and interest rates and have established policies to monitor and mitigate these market risks. We use derivative agreements to help manage our exposure to commodity price and interest rate risks.

Commodity Price Risk

Our commodity price risk primarily arises from our gas liquids blending and fractionation activities, and from managing product overages associated with our refined products and crude oil pipelines and terminals. We use derivatives such as forward physical contracts and exchange-traded futures contracts to help us manage commodity price risk.

Forward physical contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of March 31, 2020, we had commitments under forward purchase and sale contracts as follows (in millions):

	Total	2020
Forward purchase contracts – notional value	$9.6	$9.6
Forward purchase contracts – barrels	0.4	0.4
Forward sales contracts – notional value	$3.6	$3.6
Forward sales contracts – barrels	0.1	0.1

We also use exchange-traded futures contracts to hedge against changes in the price of petroleum products we expect to sell or purchase. Virtually all of our open contracts did not qualify for hedge accounting treatment under ASC 815, Derivatives and Hedging, and we accounted for these contracts as economic hedges, with changes in fair value recognized currently in earnings. The fair value of these open futures contracts, representing 2.3 million barrels of petroleum products we expect to sell and 0.1 million barrels of gas liquids we expect to purchase, was a net liability of $65.0 million. With respect to these contracts, a $10.00 per barrel increase (decrease) in the prices of petroleum products we expect to sell would result in a $23.0 million decrease (increase) in our operating profit, while a $10.00 per barrel increase (decrease) in the price of gas liquids we expect to purchase would result in a $1.0 million increase (decrease) in our operating profit. These increases or decreases in operating profit would be substantially offset by higher or lower product sales revenue or cost of product sales when the physical sale or purchase of those products occurs. These contracts may be for the purchase or sale of products in markets different from those in which we are attempting to hedge our exposure, and the resulting hedges may not eliminate all price risks.

During 2019, we entered into a basis derivative agreement with a joint venture co-owner’s affiliate, and, contemporaneously, that affiliate entered into an intrastate transportation services agreement with the joint venture. Settlements under the basis derivative agreement are determined based on the basis differential of crude oil prices at different market locations and a notional volume of 30,000 barrels per day. As a result, we are exposed to the differential in the forward price curves for crude oil in West Texas and the Houston Gulf Coast. With respect to this agreement, a $0.50 per barrel increase (decrease) in the differential would result in an approximately $5.0 million increase (decrease) in our operating profit.
Interest Rate Risk

Our use of variable rate debt and any future issuances of fixed rate debt expose us to interest rate risk. As of March 31, 2020, we did not have any variable rate debt outstanding.

We have entered into $100.0 million of interest rate derivatives to protect against the risk of variability of interest payments on debt we anticipate issuing in the future. The fair value of these contracts at March 31, 2020 was a net liability of $11.9 million. We account for these agreements as cash flow hedges. A 0.125% increase (decrease) in interest rates would result in an increase (decrease) in the fair value of this asset of approximately $3.2 million.

ITEM 4.	CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. We performed this evaluation under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our general partner’s CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed so that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition or operating results.

The COVID-19 pandemic has adversely affected, and could continue to adversely affect, our business.

The recent COVID-19 pandemic has negatively impacted the global economy.  In response to the pandemic, governments around the world have implemented stringent measures to help reduce the spread of the virus, including stay-at-home orders, travel restrictions and other measures.  Due to reductions in economic activity, the world is experiencing reduced demand for petroleum products and significantly depressed petroleum products commodity prices, which has adversely affected our business.  Continuing uncertainty regarding the global impact of COVID-19 is likely to result in continued weakness in demand for the services we provide.  The reduction in refined products demand, lower crude oil prices and limited storage capacity for petroleum products have combined to put significant downward pressure on domestic crude oil production, and a sustained reduction in crude oil production could cause delays in the timing of our recognition of revenue from take or pay pipeline transportation commitments.  These factors have also significantly decreased the creditworthiness of certain of our crude oil transportation customers, resulting in an increased risk of customer defaults.  Customers and vendors could also seek to assert claims for relief from some of their obligations on the basis of force majeure. We may also experience disruptions to supply chains and the availability and efficiency of our workforce as a result of the pandemic, which could adversely affect our ability to conduct our business and operations.  The extent and duration of the impacts these events will have on our results of operations is unclear but will likely be material and may impact our ability to pay cash distributions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Common Units

In first quarter 2020, we announced that our general partner’s board of directors authorized the repurchase of up to $750 million of our common units through 2022. We intend to purchase our common units from time-to-time through a variety of methods, including open market purchases and negotiated transactions, all in compliance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The timing, price and actual number of common units repurchased will depend on a number of factors including our expected expansion capital spending needs, alternative investment opportunities, excess cash available, legal and regulatory requirements, market conditions and the trading price of our common units. The repurchase program does not obligate us to acquire any particular amount of common units, and the repurchase program may be suspended or discontinued at any time.

Activity during first quarter 2020 is detailed in the following table:

Period	Total Number of Common Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Units That May Yet Be Purchased under the Program (in millions)
January 1-31, 2020	—	$—	—	—
February 1-29, 2020	1,514,719	$59.19	1,514,719	$660.4
March 1-31, 2020	2,117,065	$53.06	2,117,065	$548.1
	3,631,784	$55.62	3,631,784	$548.1

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed below on the Index to Exhibits are filed or incorporated by reference as part of this report.

INDEX TO EXHIBITS

Exhibit Number		Description

Exhibit 31.1	—	Certification of Michael N. Mears, principal executive officer.

Exhibit 31.2	—	Certification of Jeff Holman, principal financial officer.

Exhibit 32.1	—	Section 1350 Certification of Michael N. Mears, Chief Executive Officer.

Exhibit 32.2	—	Section 1350 Certification of Jeff Holman, Chief Financial Officer.

Exhibit 101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on May 1, 2020.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	Magellan GP, LLC,
its general partner

/s/ Jeff Holman
Jeff Holman
Chief Financial Officer
(Principal Accounting and Financial Officer)