Form 10-Q
period 2020-06-30
Magellan Midstream Partners, L.P.
filed 2020-07-31
CIK 1126975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Yes  ☐    No  ☒
As of July 30, 2020, there were 225,056,287 common units outstanding.

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

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Transportation and terminals revenue	$506,405	$411,815	$967,197	$870,210
Product sales revenue	189,989	43,277	352,984	362,397
Affiliate management fee revenue	5,305	5,316	10,453	10,607
Total revenue	701,699	460,408	1,330,634	1,243,214
Costs and expenses:
Operating	168,929	146,107	314,954	295,615
Cost of product sales	152,876	50,509	321,970	299,745
Depreciation, amortization and impairment	62,530	58,540	124,401	122,074
General and administrative	52,383	42,168	98,378	79,076
Total costs and expenses	436,718	297,324	859,703	796,510
Other operating income (expense)	(5,024)	3,913	1,917	3,402
Earnings of non-controlled entities	40,785	33,689	72,040	77,349
Operating profit	300,742	200,686	544,888	527,455
Interest expense	51,406	69,259	111,572	125,159
Interest capitalized	(5,134)	(4,228)	(8,588)	(9,179)
Interest income	(338)	(223)	(1,998)	(643)
Gain on disposition of assets	(4,646)	—	(26,434)	(12,887)
Other (income) expense	4,570	1,446	6,620	2,253
Income before provision for income taxes	254,884	134,432	463,716	422,752
Provision for income taxes	1,181	589	2,350	1,345
Net income	$253,703	$133,843	$461,366	$421,407
Basic net income per common unit	$1.11	$0.59	$2.02	$1.86
Diluted net income per common unit	$1.11	$0.59	$2.02	$1.86
Weighted average number of common units outstanding used for basic net income per unit calculation	228,647	225,351	228,603	226,461
Weighted average number of common units outstanding used for diluted net income per unit calculation	228,688	225,351	228,623	226,461

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Net income	$253,703	$133,843	$461,366	$421,407
Other comprehensive income (loss):
Derivative activity:
Net gain (loss) on cash flow hedges	(6,659)	1,470	(11,035)	(10,444)
Reclassification of net loss on cash flow hedges to income	601	847	1,228	1,656
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain (loss)	(10,913)	414	(10,913)	(333)
Curtailment gain	—	—	—	1,703
Recognition of prior service credit amortization in income	(45)	(45)	(90)	(90)
Recognition of actuarial loss amortization in income	1,625	1,458	2,973	2,989
Recognition of settlement cost in income	2,060	—	2,060	969
Total other comprehensive income (loss)	(13,331)	4,144	(15,777)	(3,550)
Comprehensive income	$240,372	$137,987	$445,589	$417,857

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2019	June 30, 2020
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$58,030	$2,863
Trade accounts receivable	125,440	92,884
Other accounts receivable	23,887	18,761
Inventory	184,399	116,384
Commodity derivatives deposits	27,415	25,456
Reimbursable costs	7,878	28,958
Other current assets	32,359	31,938
Total current assets	459,408	317,244
Property, plant and equipment	8,431,227	8,243,106
Less: accumulated depreciation	2,027,193	1,971,268
Net property, plant and equipment	6,404,034	6,271,838
Investments in non-controlled entities	1,240,551	1,207,670
Right-of-use asset, operating leases	171,868	158,855
Long-term receivables	20,782	21,517
Goodwill	53,260	52,830
Other intangibles (less accumulated amortization of $6,255 and $7,590 at December 31, 2019 and June 30, 2020, respectively)	47,898	46,563
Restricted cash	26,569	6,293
Other noncurrent assets	13,359	22,180
Total assets	$8,437,729	$8,104,990

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$150,992	$119,678
Accrued payroll and benefits	75,511	40,574
Accrued interest payable	64,276	55,545
Accrued taxes other than income	66,007	51,660
Deferred revenue	109,654	105,670
Accrued product liabilities	90,788	52,890
Commodity derivatives contracts, net	10,222	13,531
Current portion of operating lease liability	26,221	27,251
Other current liabilities	73,205	54,351
Total current liabilities	666,876	521,150
Long-term operating lease liability	144,023	134,274
Long-term debt, net	4,706,075	4,792,649
Long-term pension and benefits	145,992	143,459
Other noncurrent liabilities	59,735	58,720
Commitments and contingencies
Partners’ capital:
Common unitholders (228,403 units and 225,056 units outstanding at December 31, 2019 and June 30, 2020, respectively)	2,877,105	2,620,365
Accumulated other comprehensive loss	(162,077)	(165,627)
Total partners’ capital	2,715,028	2,454,738
Total liabilities and partners’ capital	$8,437,729	$8,104,990

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2019	2020
Operating Activities:
Net income	$461,366	$421,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment expense	124,401	122,074
Gain on sale and retirement of assets	(26,437)	(13,187)
Earnings of non-controlled entities	(72,040)	(77,349)
Distributions from operations of non-controlled entities	83,069	102,699
Equity-based incentive compensation expense	15,804	4,411
Settlement gain, amortization of prior service credit and actuarial loss	4,943	2,526
Debt prepayment costs	8,270	12,893
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	(35,757)	33,394
Inventory	12,828	66,776
Accounts payable	22,110	12,312
Accrued payroll and benefits	(22,880)	(34,937)
Accrued interest payable	(5,453)	(8,731)
Accrued taxes other than income	(4,945)	(12,522)
Accrued product liabilities	977	(37,898)
Deferred revenue	(9,189)	(3,984)
Other current and noncurrent assets and liabilities	13,493	(26,631)
Net cash provided by operating activities	570,560	563,253
Investing Activities:
Additions to property, plant and equipment, net(1)	(487,662)	(292,217)
Proceeds from sale and disposition of assets	63,887	332,872
Investments in non-controlled entities	(112,251)	(59,458)
Distributions from returns of investments in non-controlled entities	7,500	—
Deposits received from undivided joint interest third party	26,352	—
Net cash used by investing activities	(502,174)	(18,803)
Financing Activities:
Distributions paid	(457,377)	(466,019)
Net commercial paper borrowings	197,000	141,000
Borrowings under long-term notes	496,855	499,400
Payments on notes	(550,000)	(550,000)
Debt placement costs	(6,817)	(4,255)
Net payment on financial derivatives	(8,028)	(10,444)
Payments associated with settlement of equity-based incentive compensation	(9,764)	(14,700)
Debt prepayment costs	(8,270)	(12,893)
Repurchases of common units	—	(201,982)
Net cash used by financing activities	(346,401)	(619,893)
Change in cash, cash equivalents and restricted cash	(278,015)	(75,443)
Cash, cash equivalents and restricted cash at beginning of period	309,261	84,599
Cash, cash equivalents and restricted cash at end of period	$31,246	$9,156

Supplemental non-cash investing activities:
(1) Additions to property, plant and equipment	$(514,812)	$(235,587)
Changes in accounts payable and other current liabilities related to capital expenditures	27,150	(56,630)
Additions to property, plant and equipment, net	$(487,662)	$(292,217)

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Unaudited, in thousands)

	Common Unitholders	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance, April 1, 2019	$2,739,192	$(122,937)	$2,616,255
Comprehensive income:
Net income	253,703	—	253,703
Total other comprehensive loss	—	(13,331)	(13,331)
Total comprehensive income (loss)	253,703	(13,331)	240,372
Distributions	(229,545)	—	(229,545)
Equity-based incentive compensation expense	10,890	—	10,890
Other	(193)	—	(193)
Three Months Ended June 30, 2019	$2,774,047	$(136,268)	$2,637,779

Balance, April 1, 2020	$2,713,748	$(169,771)	$2,543,977
Comprehensive income:
Net income	133,843	—	133,843
Total other comprehensive income	—	4,144	4,144
Total comprehensive income	133,843	4,144	137,987
Distributions	(231,245)	—	(231,245)
Equity-based incentive compensation expense	4,256	—	4,256
Other	(237)	—	(237)
Three Months Ended June 30, 2020	$2,620,365	$(165,627)	$2,454,738

MAGELLAN MIDSTREAM PARTNERS, L.P. CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (Continued) (Unaudited, in thousands)

	Common Unitholders	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance, January 1, 2019	$2,763,925	$(120,491)	$2,643,434
Comprehensive income:
Net income	461,366	—	461,366
Total other comprehensive loss	—	(15,777)	(15,777)
Total comprehensive income (loss)	461,366	(15,777)	445,589
Distributions	(457,377)	—	(457,377)
Equity-based incentive compensation expense	15,804	—	15,804
Issuance of limited partner units in settlement of equity-based incentive plan awards	480	—	480
Payments associated with settlement of equity-based incentive compensation	(9,764)	—	(9,764)
Other	(387)	—	(387)
Six Months Ended June 30, 2019	$2,774,047	$(136,268)	$2,637,779

Balance, January 1, 2020	$2,877,105	$(162,077)	$2,715,028
Comprehensive income:
Net income	421,407	—	421,407
Total other comprehensive loss	—	(3,550)	(3,550)
Total comprehensive income (loss)	421,407	(3,550)	417,857
Distributions	(466,019)	—	(466,019)
Equity-based incentive compensation expense	4,411	—	4,411
Repurchases of common units	(201,982)	—	(201,982)
Issuance of limited partner units in settlement of equity-based incentive plan awards	600	—	600
Payments associated with settlement of equity-based incentive compensation	(14,700)	—	(14,700)
Other	(457)	—	(457)
Six Months Ended June 30, 2020	$2,620,365	$(165,627)	$2,454,738

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

During first quarter 2020, we completed a reorganization of our reportable segments.  This reorganization was effected to reflect changes in the management of our business in conjunction with the sale of three of our marine terminals.  Following this sale, two of our remaining marine terminals were combined with our refined products segment and one terminal was combined with our crude oil segment based on the predominant types of product stored at the facilities.  Accordingly, we have restated our segment disclosures for all previous periods included in this report.

Description of Business

On March 20, 2020, we sold three marine terminals to a subsidiary of Buckeye Partners, L.P. (“Buckeye”) for $251.8 million, net of working capital adjustments. These terminals are located in New Haven, Connecticut, Wilmington, Delaware and Marrero, Louisiana. We recognized a $6.2 million impairment loss related to the sale on our consolidated statements of income.

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil.  As of June 30, 2020, our asset portfolio consisted of:

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

Basis of Presentation

In the opinion of management, our accompanying consolidated financial statements which are unaudited, except for the consolidated balance sheet as of December 31, 2019, which is derived from our audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2020, the results of operations for the three and six months ended June 30, 2019 and 2020 and cash flows for the six months ended June 30, 2019 and 2020. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020 for several reasons. Profits from our gas liquids blending activities are realized largely during the first and fourth quarters of each year.  Additionally, gasoline demand, which drives transportation volumes and revenues on our refined products pipeline system, generally trends higher during the summer driving months.  Further, the volatility of commodity prices impacts the profits from our commodity activities and the volume of petroleum products we transport on our pipelines.  Finally, we expect the impact of COVID-19 on demand for petroleum products and the decline in commodity prices to continue to affect our results of operations in the remaining two quarters of 2020, resulting in decreased transportation and terminalling revenues and reduced profits from our gas liquids blending activities.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements in this report do not include all of the information and notes normally included with financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 8-K filed with the Securities and Exchange Commission on May 4, 2020, which reflects changes in our reporting segments since the filing of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326). The new guidance is effective for reporting periods beginning after December 15, 2019. The standard replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We adopted the new guidance as of January 1, 2020 using the modified retrospective approach related to our accounts receivables and contract assets, resulting in no cumulative adjustment to retained earnings. The adoption of this guidance did not have a material impact on our consolidated statements of income for the three and six month periods ended June 30, 2020.

2.	Segment Disclosures

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

	Three Months Ended June 30, 2019
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$347,630	$160,116	$(1,341)	$506,405
Product sales revenue	184,695	5,294	—	189,989
Affiliate management fee revenue	1,659	3,646	—	5,305
Total revenue	533,984	169,056	(1,341)	701,699
Operating expenses	132,850	38,764	(2,685)	168,929
Cost of product sales	148,166	4,710	—	152,876
Other operating (income) expense	(1,031)	6,055	—	5,024
(Earnings) loss of non-controlled entities	2,950	(43,735)	—	(40,785)
Operating margin	251,049	163,262	1,344	415,655
Depreciation, amortization and impairment expense	44,637	16,549	1,344	62,530
G&A expense	37,560	14,823	—	52,383
Operating profit	$168,852	$131,890	$—	$300,742

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2020
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$279,759	$133,637	$(1,581)	$411,815
Product sales revenue	34,463	8,814	—	43,277
Affiliate management fee revenue	1,513	3,803	—	5,316
Total revenue	315,735	146,254	(1,581)	460,408
Operating expenses	103,405	45,917	(3,215)	146,107
Cost of product sales	45,616	4,893	—	50,509
Other operating (income) expense	(138)	(3,775)	—	(3,913)
Earnings of non-controlled entities	(4,592)	(29,097)	—	(33,689)
Operating margin	171,444	128,316	1,634	301,394
Depreciation, amortization and impairment expense	41,029	15,877	1,634	58,540
G&A expense	30,661	11,507	—	42,168
Operating profit	$99,754	$100,932	$—	$200,686

	Six Months Ended June 30, 2019
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$657,201	$312,275	$(2,279)	$967,197
Product sales revenue	341,977	11,007	—	352,984
Affiliate management fee revenue	3,321	7,132	—	10,453
Total revenue	1,002,499	330,414	(2,279)	1,330,634
Operating expenses	235,542	84,470	(5,058)	314,954
Cost of product sales	310,596	11,374	—	321,970
Other operating (income) expense	(6,399)	4,482	—	(1,917)
(Earnings) losses of non-controlled entities	3,997	(76,037)	—	(72,040)
Operating margin	458,763	306,125	2,779	767,667
Depreciation, amortization and impairment expense	89,064	32,558	2,779	124,401
G&A expense	70,373	28,005	—	98,378
Operating profit	$299,326	$245,562	$—	$544,888

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2020
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$594,078	$279,295	$(3,163)	$870,210
Product sales revenue	347,449	14,948	—	362,397
Affiliate management fee revenue	3,097	7,510	—	10,607
Total revenue	944,624	301,753	(3,163)	1,243,214
Operating expenses	209,287	92,689	(6,361)	295,615
Cost of product sales	278,958	20,787	—	299,745
Other operating (income) expense	(2,030)	(1,372)	—	(3,402)
Earnings of non-controlled entities	(18,812)	(58,537)	—	(77,349)
Operating margin	477,221	248,186	3,198	728,605
Depreciation, amortization and impairment expense	87,088	31,788	3,198	122,074
G&A expense	57,315	21,761	—	79,076
Operating profit	$332,818	$194,637	$—	$527,455

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Revenue from Contracts with Customers

Statement of Income Disclosures

The following tables provide details of our revenues disaggregated by key activities that comprise our performance obligations by operating segment (in thousands):

	Three Months Ended June 30, 2019
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$201,175	$91,532	$—	$292,707
Terminalling	49,243	4,724	—	53,967
Storage	55,717	39,211	(1,341)	93,587
Ancillary services	34,401	6,919	—	41,320
Lease revenue	7,094	17,730	—	24,824
Transportation and terminals revenue	347,630	160,116	(1,341)	506,405
Product sales revenue	184,695	5,294	—	189,989
Affiliate management fee revenue	1,659	3,646	—	5,305
Total revenue	533,984	169,056	(1,341)	701,699
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue(1)	(7,094)	(17,730)	—	(24,824)
(Gains) losses from futures contracts included in product sales revenue(2)	4,713	(95)	—	4,618
Affiliate management fee revenue	(1,659)	(3,646)	—	(5,305)
Total revenue from contracts with customers under ASC 606	$529,944	$147,585	$(1,341)	$676,188

(1) Lease revenue is accounted for under Accounting Standards Codification (“ASC”) 842, Leases.
(2) The impact on product sales revenue from futures contracts falls under the guidance of ASC 815, Derivatives and Hedging.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2020
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$160,282	$57,550	$—	$217,832
Terminalling	36,303	480	—	36,783
Storage	50,726	44,709	(1,581)	93,854
Ancillary services	28,678	12,105	—	40,783
Lease revenue	3,770	18,793	—	22,563
Transportation and terminals revenue	279,759	133,637	(1,581)	411,815
Product sales revenue	34,463	8,814	—	43,277
Affiliate management fee revenue	1,513	3,803	—	5,316
Total revenue	315,735	146,254	(1,581)	460,408
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue(1)	(3,770)	(18,793)	—	(22,563)
(Gains) losses from futures contracts included in product sales revenue(2)	24,434	2,321	—	26,755
Affiliate management fee revenue	(1,513)	(3,803)	—	(5,316)
Total revenue from contracts with customers under ASC 606	$334,886	$125,979	$(1,581)	$459,284

(1) Lease revenue is accounted for under ASC 842, Leases.
(2) The impact on product sales revenue from futures contracts falls under the guidance of ASC 815, Derivatives and Hedging.

	Six Months Ended June 30, 2019
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$372,202	$176,690	$—	$548,892
Terminalling	90,540	9,970	—	100,510
Storage	113,093	77,810	(2,279)	188,624
Ancillary services	66,912	13,210	—	80,122
Lease revenue	14,454	34,595	—	49,049
Transportation and terminals revenue	657,201	312,275	(2,279)	967,197
Product sales revenue	341,977	11,007	—	352,984
Affiliate management fee revenue	3,321	7,132	—	10,453
Total revenue	1,002,499	330,414	(2,279)	1,330,634
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue(1)	(14,454)	(34,595)	—	(49,049)
(Gains) losses from futures contracts included in product sales revenue(2)	56,822	2,307	—	59,129
Affiliate management fee revenue	(3,321)	(7,132)	—	(10,453)
Total revenue from contracts with customers under ASC 606	$1,041,546	$290,994	$(2,279)	$1,330,261

(1) Lease revenue is accounted for under ASC 842, Leases.
(2) The impact on product sales revenue from futures contracts falls under the guidance of ASC 815, Derivatives and Hedging.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2020
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$336,287	$134,665	$—	$470,952
Terminalling	76,689	3,019	—	79,708
Storage	108,252	83,560	(3,163)	188,649
Ancillary services	60,918	19,950	—	80,868
Lease revenue	11,932	38,101	—	50,033
Transportation and terminals revenue	594,078	279,295	(3,163)	870,210
Product sales revenue	347,449	14,948	—	362,397
Affiliate management fee revenue	3,097	7,510	—	10,607
Total revenue	944,624	301,753	(3,163)	1,243,214
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue(1)	(11,932)	(38,101)	—	(50,033)
(Gains) losses from futures contracts included in product sales revenue(2)	(96,613)	(401)	—	(97,014)
Affiliate management fee revenue	(3,097)	(7,510)	—	(10,607)
Total revenue from contracts with customers under ASC 606	$832,982	$255,741	$(3,163)	$1,085,560

(1) Lease revenue is accounted for under ASC 842, Leases.
(2) The impact on product sales revenue from futures contracts falls under the guidance of ASC 815, Derivatives and Hedging.

Balance Sheet Disclosures

The following table summarizes our accounts receivable, contract assets and contract liabilities resulting from contracts with customers (in thousands):

	December 31, 2019	June 30, 2020
Accounts receivable from contracts with customers	$124,701	$92,745
Contract assets	$8,071	$15,166
Contract liabilities	$111,670	$112,064

For the three and six months ended June 30, 2020, respectively, we recognized $10.5 million and $80.0 million of transportation and terminals revenue that was recorded in deferred revenue as of December 31, 2019.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unfulfilled Performance Obligations

The following table provides the aggregate amount of the transaction price allocated to our unfulfilled performance obligations (“UPOs”) as of June 30, 2020 by operating segment, including the range of years remaining on our contracts with customers and an estimate of revenues expected to be recognized over the next 12 months (dollars in thousands):

	Refined Products	Crude Oil	Total
Balances at June 30, 2020	$2,136,926	$1,292,941	$3,429,867
Remaining terms	1 - 18 years	1 - 12 years
Estimated revenues from UPOs to be recognized in the next 12 months	$375,549	$279,881	$655,430

4.	Investments in Non-Controlled Entities

Our investments in non-controlled entities at June 30, 2020 were comprised of:

Entity	Ownership Interest
BridgeTex Pipeline Company, LLC (“BridgeTex”)	30%
Double Eagle Pipeline LLC (“Double Eagle”)	50%
HoustonLink Pipeline Company, LLC (“HoustonLink”)	50%
MVP Terminalling, LLC (“MVP”)	50%
Powder Springs Logistics, LLC (“Powder Springs”)	50%
Saddlehorn Pipeline Company, LLC (“Saddlehorn”)	30%
Seabrook Logistics, LLC (“Seabrook”)	50%
Texas Frontera, LLC (“Texas Frontera”)	50%

In the first quarter of 2020, we sold a 10% interest in Saddlehorn to an affiliate of Black Diamond Gathering LLC, which is majority-owned by Noble Midstream Partners LP, reducing our ongoing investment in Saddlehorn to a 30% interest. We received $79.9 million in cash from the sale, and we recorded a gain of $12.9 million on our consolidated statements of income for the six month period ended June 30, 2020.

We serve as operator of BridgeTex, HoustonLink, MVP, Powder Springs, Saddlehorn, Texas Frontera and the pipeline activities of Seabrook. We receive fees for management services as well as reimbursement or payment to us for certain direct operational payroll and other overhead costs. The management fees we receive are reported as affiliate management fee revenue on our consolidated statements of income. Cost reimbursements we receive from these entities in connection with our operating services are included as reductions to costs and expenses on our consolidated statements of income and totaled $1.1 million and $1.0 million during the three months ended June 30, 2019 and 2020, respectively, and $2.6 million and $2.2 million during the six months ended June 30, 2019 and 2020, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recorded the following revenue and expense transactions from certain of these non-controlled entities in our consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Transportation and terminals revenue:
BridgeTex, pipeline capacity and storage	$10,181	$12,677	$20,326	$23,425
Double Eagle, throughput revenue	$1,572	$1,421	$3,231	$3,021
Saddlehorn, storage revenue	$551	$565	$1,103	$1,131
Operating expenses:
Seabrook, storage lease and ancillary services	$6,241	$7,479	$13,150	$14,378
Other operating income:
Seabrook, gain on sale of air emission credits	$—	$—	$—	$1,410

Our consolidated balance sheets reflected the following balances related to our investments in non-controlled entities (in thousands):

	December 31, 2019
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable	Long-Term Receivables
BridgeTex	$392	$26	$—	$—
Double Eagle	$445	$—	$—	$—
HoustonLink	$60	$—	$—	$—
MVP	$—	$418	$—	$—
Powder Springs	$161	$—	$—	$6,006
Saddlehorn	$—	$126	$—	$—
Seabrook	$941	$—	$1,349	$—

	June 30, 2020
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable	Long-Term Receivables
BridgeTex	$273	$2,054	$—	$—
Double Eagle	$480	$—	$—	$—
MVP	$—	$422	$—	$—
Powder Springs	$47	$—	$—	$8,219
Saddlehorn	$—	$236	$—	$—
Seabrook	$768	$—	$3,976	$—

We are a party to a long-term terminalling and storage contract with Seabrook for exclusive use of dedicated tankage that provides our customers with crude oil storage capacity and dock access for crude oil imports and exports on the Texas Gulf Coast (see Note 7 – Leases for more details regarding this lease).

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The financial results from MVP, Powder Springs and Texas Frontera are included in our refined products segment and the financial results from BridgeTex, Double Eagle, HoustonLink, Saddlehorn and Seabrook are included in our crude oil segment, each as earnings of non-controlled entities.

A summary of our investments in non-controlled entities follows (in thousands):

Investments at 12/31/2019	$1,240,551
Additional investment	59,458
Sale of ownership interest in Saddlehorn	(66,989)
Earnings of non-controlled entities:
Proportionate share of earnings	78,265
Amortization of excess investment and capitalized interest	(916)
Earnings of non-controlled entities	77,349
Less:
Distributions from operations of non-controlled entities	102,699
Investments at 6/30/2020	$1,207,670

5.	Inventory

Inventory at December 31, 2019 and June 30, 2020 was as follows (in thousands):

	December 31, 2019	June 30, 2020
Refined products	$96,128	$63,374
Liquefied petroleum gases	29,982	19,652
Transmix	39,546	15,991
Crude oil	12,714	12,697
Additives	6,029	4,670
Total inventory	$184,399	$116,384

During the six months ended 2020, we recorded lower of average cost or net realizable value adjustments of $78.4 million related to our refined products, liquefied petroleum gases, transmix and crude oil inventories.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Debt
Long-term debt at December 31, 2019 and June 30, 2020 was as follows (in thousands):

	December 31, 2019	June 30, 2020
Commercial paper	$—	$141,000
4.25% Notes due 2021	550,000	—
3.20% Notes due 2025	250,000	250,000
5.00% Notes due 2026	650,000	650,000
3.25% Notes due 2030	—	500,000
6.40% Notes due 2037	250,000	250,000
4.20% Notes due 2042	250,000	250,000
5.15% Notes due 2043	550,000	550,000
4.20% Notes due 2045	250,000	250,000
4.25% Notes due 2046	500,000	500,000
4.20% Notes due 2047	500,000	500,000
4.85% Notes due 2049	500,000	500,000
3.95% Notes due 2050	500,000	500,000
Face value of long-term debt	4,750,000	4,841,000
Unamortized debt issuance costs(1)	(35,263)	(37,986)
Net unamortized debt discount(1)	(8,662)	(10,365)
Long-term debt, net	$4,706,075	$4,792,649

(1)
Debt issuance costs, note discounts and premiums and realized gains and losses of historical fair value hedges are being amortized or accreted to the applicable notes over the respective lives of those notes.

All of the instruments detailed in the table above are senior indebtedness.

2020 Debt Issuances

In May 2020, we issued $500.0 million of 3.25% senior notes due 2030 in an underwritten public offering. The notes were issued at 99.88% of par. Net proceeds from this offering were approximately $495.2 million after underwriting discounts and offering expenses. The net proceeds from this offering, along with commercial paper borrowings and cash on hand, were used to redeem our $550 million senior notes due in 2021. We recognized $12.9 million of debt prepayment costs as interest expense in our consolidated statements of income related to this early redemption, partially offset by the recognition of a $0.7 million unamortized debt premium, for the three and six month periods ended June 30, 2020.

Other Debt

Revolving Credit Facility. At June 30, 2020, the total borrowing capacity under our revolving credit facility maturing in May 2024 was $1.0 billion. Any borrowings outstanding under this facility are classified as long-term debt on our consolidated balance sheets. Borrowings under this facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.875% to 1.500% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate between 0.075% and 0.200% depending on our credit ratings. The unused commitment fee was 0.125% at June 30, 2020. Borrowings under this facility may be used for general partnership purposes, including capital expenditures. As of December 31, 2019 and June 30, 2020, there were no borrowings outstanding under this facility and $3.5 million obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets, but decrease our borrowing capacity under this facility.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commercial Paper Program. We have a commercial paper program under which we may issue commercial paper notes in an amount up to the available capacity under our $1.0 billion revolving credit facility. The maturities of the commercial paper notes vary, but may not exceed 397 days from the date of issuance. Because the commercial paper we can issue is limited to amounts available under our revolving credit facility, amounts outstanding under the program are classified as long-term debt. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. Commercial paper borrowings outstanding at June 30, 2020 were $141.0 million. The weighted-average interest rate for commercial paper borrowings based on the number of days outstanding was 1.2% for the six months ended June 30, 2020.

7.	Leases

Operating Leases – Lessee

Related Party Operating Lease. We have a long-term terminalling and storage contract with Seabrook for exclusive use of dedicated tankage that provides our customers with crude oil storage capacity and dock access for crude oil imports and exports on the Texas Gulf Coast.

The following tables provide information about our third party and our Seabrook operating leases (dollars in thousands):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2020
	Third Party Leases	Seabrook Lease	All Leases	Third Party Leases	Seabrook Lease	All Leases
Total lease expense	$5,776	$6,241	$12,017	$5,709	$7,479	$13,188

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2020
	Third Party Leases	Seabrook Lease	All Leases	Third Party Leases	Seabrook Lease	All Leases
Total lease expense	$11,425	$13,150	$24,575	$11,699	$14,378	$26,077

	December 31, 2019			June 30, 2020
	Third Party Leases	Seabrook Lease	All Leases	Third Party Leases	Seabrook Lease	All Leases
Current lease liability	$15,136	$11,085	$26,221	$15,337	$11,914	$27,251
Long-term lease liability	$81,508	$62,515	$144,023	$77,354	$56,920	$134,274
Right-of-use asset	$98,268	$73,600	$171,868	$90,021	$68,834	$158,855

8.	Employee Benefit Plans

We sponsor a defined contribution plan in which we match our employees’ qualifying contributions, resulting in additional expense to us. Expenses related to the defined contribution plan were $2.4 million for each of the three months ended June 30, 2019 and 2020, respectively, and $6.5 million and $6.9 million for the six months ended June 30, 2019 and 2020, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, we sponsor two pension plans, including one for all non-union employees and one that covers certain union employees, and a postretirement benefit plan for certain employees. Prior to the March 2020 sale of our New Haven terminal (See Note 1 – Organization, Description of Business and Basis of Presentation), we sponsored an additional union pension plan that covered union employees at that terminal. Net periodic benefit expense for the three and six months ended June 30, 2019 and 2020 was as follows (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2020
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$6,358	$43	$6,735	$67
Interest cost	3,110	135	2,711	127
Expected return on plan assets	(2,317)	—	(2,809)	—
Amortization of prior service credit	(45)	—	(45)	—
Amortization of actuarial loss	1,508	117	1,322	136
Settlement cost	2,060	—	—	—
Net periodic benefit cost	$10,674	$295	$7,914	$330

	Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2020
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$12,885	$97	$13,938	$129
Interest cost	6,110	254	5,513	239
Expected return on plan assets	(4,691)	—	(5,695)	—
Amortization of prior service credit	(90)	—	(90)	—
Amortization of actuarial loss	2,785	188	2,734	255
Settlement cost	2,060	—	969	—
Settlement gain on disposition of assets	—	—	(1,342)	—
Net periodic benefit cost	$19,059	$539	$16,027	$623

The service component of our net periodic benefit costs is presented in operating expense and G&A expense, and the non-service components are presented in other (income) expense in our consolidated statements of income.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in accumulated other comprehensive loss (“AOCL”) related to employee benefit plan assets and benefit obligations for the three and six months ended June 30, 2019 and 2020 were as follows (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2020
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(87,370)	$(5,338)	$(101,447)	$(8,259)
Net actuarial gain (loss)	(10,029)	(884)	1,560	(1,146)
Recognition of prior service credit amortization in income	(45)	—	(45)	—
Recognition of actuarial loss amortization in income	1,508	117	1,322	136
Recognition of settlement cost in income	2,060	—	—	—
Ending balance	$(93,876)	$(6,105)	$(98,610)	$(9,269)

	Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2020
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(88,602)	$(5,409)	$(104,739)	$(8,378)
Net actuarial gain (loss)	(10,029)	(884)	813	(1,146)
Curtailment gain	—	—	1,703	—
Recognition of prior service credit amortization in income	(90)	—	(90)	—
Recognition of actuarial loss amortization in income	2,785	188	2,734	255
Recognition of settlement cost in income	2,060	—	969	—
Ending balance	$(93,876)	$(6,105)	$(98,610)	$(9,269)

Contributions estimated to be paid into the plans in 2020 are $29.3 million and $0.7 million for the pension plans and other postretirement benefit plan, respectively.

9.	Long-Term Incentive Plan
The compensation committee of our general partner’s board of directors administers our long-term incentive plan (“LTIP”) covering certain of our employees and the independent directors of our general partner. The LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate payout of 11.9 million of our common units. The estimated units remaining available under the LTIP at June 30, 2020 total 1.0 million.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity-based incentive compensation expense for the three and six months ended June 30, 2019 and 2020, primarily recorded as G&A expense on our consolidated statements of income, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Performance-based awards	$9,317	$1,821	$12,961	$(126)
Time-based awards	1,573	2,435	2,843	4,537
Total	$10,890	$4,256	$15,804	$4,411

In first and second quarters of 2020, we reduced our LTIP accruals related to performance awards vesting in 2020 and 2021 to reflect the estimated impacts of COVID-19 related reductions in economic activity and the significant decline in commodity prices.

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

Interest Rate Derivatives

In second quarter 2020, upon issuance of $500.0 million of 3.25% notes due 2030, we terminated and settled $100.0 million of treasury lock agreements that we had previously entered into to protect against the variability of future interest payments for a loss of $10.4 million, which was included in our statements of cash flows as a net payment on financial derivatives. These agreements were accounted for as cash flow hedges. The loss was recorded to other comprehensive income and will be recognized into earnings as an adjustment to our periodic interest expense over the term of the hedged transaction in accordance with our hedge strategy.

Commodity Derivatives

Our open futures contracts at June 30, 2020 were as follows:

Type of Contract/Accounting Methodology	Product Represented by the Contract and Associated Barrels	Maturity Dates
Futures - Economic Hedges	2.3 million barrels of refined products and crude oil	Between July 2020 and November 2022
Futures - Economic Hedges	0.2 million barrels of gas liquids	Between July and December 2020

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commodity Derivatives Contracts and Deposits Offsets

At December 31, 2019 and June 30, 2020, we had made margin deposits of $27.4 million and $25.5 million, respectively, for our futures contracts with our counterparties, which were recorded as current assets under commodity derivatives deposits on our consolidated balance sheets. We have the right to offset the combined fair values of our open futures contracts against our margin deposits under a master netting arrangement for each counterparty; however, we have elected to present the combined fair values of our open futures contracts separately from the related margin deposits on our consolidated balance sheets. Additionally, we have the right to offset the fair values of our futures contracts together for each counterparty, which we have elected to do, and we report the combined net balances on our consolidated balance sheets. A schedule of the derivative amounts we have offset and the deposit amounts we could offset under a master netting arrangement are provided below as of December 31, 2019 and June 30, 2020 (in thousands):

Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Assets Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheets	Net Asset Amount(1)
As of 12/31/2019	$(11,033)	$811	$(10,222)	$27,415	$17,193
As of 6/30/2020	$(14,570)	$3,218	$(11,352)	$25,456	$14,104

(1)	Amount represents the maximum loss we would incur if all of our counterparties failed to perform on their derivative contracts.

Basis Derivative Agreement

During 2019, we entered into a basis derivative agreement with a joint venture co-owner’s affiliate, and, contemporaneously, that affiliate entered into an intrastate transportation services agreement with the joint venture. Settlements under the basis derivative agreement are determined based on the basis differential of crude oil prices at different market locations and a notional volume of 30,000 barrels per day. As a result, we account for this agreement as a derivative. The agreement will expire in early 2022. We recognize the changes in fair value of this agreement based on forward price curves for crude oil in West Texas and the Houston Gulf Coast in other operating income (expense) in our consolidated statements of income. The liability for this agreement at December 31, 2019 and June 30, 2020 was $17.3 million and $12.7 million, respectively.

Impact of Derivatives on Our Financial Statements

Comprehensive Income

The changes in derivative activity included in AOCL for the three and six months ended June 30, 2019 and 2020 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Losses Included in AOCL	2019	2020	2019	2020
Beginning balance	$(30,229)	$(60,065)	$(26,480)	$(48,960)
Net gain (loss) on cash flow hedges	(6,659)	1,470	(11,035)	(10,444)
Reclassification of net loss on cash flow hedges to income	601	847	1,228	1,656
Ending balance	$(36,287)	$(57,748)	$(36,287)	$(57,748)

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the effect on our consolidated statements of income for the three and six months ended June 30, 2019 and 2020 of derivatives that were designated as cash flow hedges (in thousands):

	Interest Rate Contracts
	Amount of Gain (Loss) Recognized in AOCL on Derivatives	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Three Months Ended June 30, 2019	$(6,659)	Interest expense	$(601)
Three Months Ended June 30, 2020	$1,470	Interest expense	$(847)
Six Months Ended June 30, 2019	$(11,035)	Interest expense	$(1,228)
Six Months Ended June 30, 2020	$(10,444)	Interest expense	$(1,656)

As of June 30, 2020, the net loss estimated to be classified to interest expense over the next twelve months from AOCL is approximately $3.6 million. This amount relates to the amortization of losses on interest rate contracts over the life of the related debt instruments.
The following table provides a summary of the effect on our consolidated statements of income for the three and six months ended June 30, 2019 and 2020 of derivatives that were not designated as hedging instruments (in thousands):

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended		Six Months Ended
	Location of Gain (Loss) Recognized on Derivatives	June 30,		June 30,
Derivative Instrument		2019	2020	2019	2020
Futures contracts	Product sales revenue	$(4,619)	$(26,755)	$(59,130)	$97,014
Futures contracts	Cost of product sales	(6,148)	(417)	(3,875)	(4,344)
Basis derivative agreement	Other operating income (expense)	(6,487)	3,400	(4,959)	501
	Total	$(17,254)	$(23,772)	$(67,964)	$93,171

The impact of the derivatives in the above table was reflected as cash from operations on our consolidated statements of cash flows.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheets

The following tables provide a summary of the fair value of derivatives, which are presented on a net basis in our consolidated balance sheets, that were not designated as hedging instruments as of December 31, 2019 and June 30, 2020 (in thousands):

	December 31, 2019
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Commodity derivatives contracts, net	$811	Commodity derivatives contracts, net	$11,033
Basis derivative agreement	Other current assets	—	Other current liabilities	8,457
Basis derivative agreement	Other noncurrent assets	—	Other noncurrent liabilities	8,847
	Total	$811	Total	$28,337

	June 30, 2020
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Commodity derivatives contracts, net	$1,024	Commodity derivatives contracts, net	$14,555
Futures contracts	Other noncurrent assets	2,194	Other noncurrent liabilities	15
Basis derivative agreement	Other current assets	—	Other current liabilities	8,839
Basis derivative agreement	Other noncurrent assets	—	Other noncurrent liabilities	3,910
	Total	$3,218	Total	$27,319

11.	Fair Value

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

•
Guarantees and contractual obligations. At June 30, 2020, these primarily include a long-term contractual obligation we entered into in connection with the sale of our three marine terminals to a subsidiary of Buckeye. This obligation requires us to perform certain environmental remediation

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

work on Buckeye’s behalf at the New Haven terminal.  The contractual obligation was recorded at fair value on our consolidated balance sheets upon initial recognition and was calculated using our best estimate of potential outcome scenarios to determine our liability for the remediation costs required in this agreement.

•
Debt. The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2019 and June 30, 2020; however, where recent observable market trades were not available, prices were determined using adjustments to the last traded value for that debt issuance or by adjustments to the prices of similar debt instruments of peer entities that are actively traded. The carrying amount of borrowings, if any, under our revolving credit facility and our commercial paper program approximates fair value due to the frequent repricing of these obligations.

Fair Value Measurements - Financial Assets and Liabilities

The following tables summarize the carrying amounts, fair values and fair value measurements recorded or disclosed as of December 31, 2019 and June 30, 2020 based on the three levels established by ASC 820, Fair Value Measurements and Disclosures (in thousands):

	December 31, 2019
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives contracts	$(10,222)	$(10,222)	$(10,222)	$—	$—
Basis derivative agreement	$(17,304)	$(17,304)	$—	$(17,304)
Long-term receivables	$20,782	$20,782	$—	$—	$20,782
Guarantees and contractual obligations	$(408)	$(408)	$—	$—	$(408)
Debt	$(4,706,075)	$(5,192,685)	$—	$(5,192,685)	$—

	June 30, 2020
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives contracts	$(11,352)	$(11,352)	$(11,352)	$—	$—
Basis derivative agreement	$(12,749)	$(12,749)	$—	$(12,749)	$—
Long-term receivables	$21,517	$21,517	$—	$—	$21,517
Guarantees and contractual obligations	$(11,286)	$(11,286)	$—	$—	$(11,286)
Debt	$(4,792,649)	$(4,688,925)	$—	$(4,688,925)	$—

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Commitments and Contingencies

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

Environmental Liabilities

Liabilities recognized for estimated environmental costs were $14.9 million and $12.5 million at December 31, 2019 and June 30, 2020, respectively. We have classified environmental liabilities as current or noncurrent based on management’s estimates regarding the timing of actual payments. Environmental expenses recognized as a result of changes in our environmental liabilities are generally included in operating expenses on our consolidated statements of income. Environmental expenses were $1.4 million and $0.8 million for the three months ended June 30, 2019 and 2020, respectively, and $3.4 million and $1.2 million for the six months ended June 30, 2019 and 2020, respectively.

Environmental Receivables

Receivables from insurance carriers and other third parties related to environmental matters were $2.9 million at December 31, 2019, of which $1.8 million and $1.1 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets. Receivables from insurance carriers and other third parties related to environmental matters were $1.8 million at June 30, 2020, of which $0.9 million and $0.9 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets.

Other

In first quarter 2020, we entered into a long-term contractual obligation in connection with the sale of three marine terminals to Buckeye.  This obligation requires us to perform certain environmental remediation work on Buckeye’s behalf at the New Haven terminal.  As of June 30, 2020, our consolidated balance sheets reflected a current liability of $0.7 million and a noncurrent liability of $10.2 million to reflect the fair value of this obligation.

We have entered into an agreement to guarantee our 50% pro rata share, up to $25.0 million, of obligations under Powder Springs’ credit facility. As of June 30, 2020, our consolidated balance sheets reflected a $0.4 million other current liability and a corresponding increase in our investment in non-controlled entities on our consolidated balance sheets to reflect the fair value of this guarantee.

We and the non-controlled entities in which we own an interest are a party to various other claims, legal actions and complaints. While the results cannot be predicted with certainty, management believes the ultimate resolution of these claims, legal actions and complaints after consideration of amounts accrued, insurance coverage

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or other indemnification arrangements will not have a material adverse effect on our results of operations, financial position or cash flows.

13.	Related Party Transactions

Stacy Methvin is an independent member of our general partner’s board of directors and is also a director of one of our customers.  We received tariff, terminalling and other ancillary revenue from this customer of $7.0 million and $7.3 million for the three months ended June 30, 2019 and 2020, respectively, and $14.3 million and $15.7 million for the six months ended June 30, 2019 and 2020, respectively. We recorded receivables of $3.8 million and $2.3 million from this customer at December 31, 2019 and June 30, 2020, respectively.  In the second quarter of 2020, we also received storage and other miscellaneous revenue of $0.2 million from a subsidiary of a separate company for which Stacy Methvin serves as a director.

See Note 4 – Investments in Non-Controlled Entities and Note 7 – Leases for details of transactions with our joint ventures.

14.	Partners’ Capital and Distributions

Partners’ Capital

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

The following table details the changes in the number of our common units outstanding from December 31, 2019 through June 30, 2020:

Common units outstanding on December 31, 2019	228,403,428
Units repurchased during 2020	(3,631,784)
January 2020–Settlement of employee LTIP awards	275,093
During 2020–Other(a)	9,550
Common units outstanding on June 30, 2020	225,056,287

(a) Common units issued to settle the equity-based retainers paid to independent directors of our general partner.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Distributions

Distributions we paid during 2019 and 2020 were as follows (in thousands, except per unit amounts):

Payment Date	Per Unit Cash Distribution Amount	Total Cash Distribution
02/14/2019	$0.9975	$227,832
05/15/2019	1.0050	229,545
Through 06/30/2019	2.0025	457,377
08/14/2019	1.0125	231,258
11/14/2019	1.0200	232,971
Total	$4.0350	$921,606

02/14/2020	$1.0275	$234,774
05/15/2020	1.0275	231,245
Through 06/30/2020	2.0550	466,019
08/14/2020(a)	1.0275	231,245
Total	$3.0825	$697,264

(a) Our general partner’s board of directors declared this cash distribution in July 2020 to be paid on August 14, 2020 to unitholders of record at the close of business on August 7, 2020.

15.	Subsequent Events

Recognizable events

No recognizable events occurred subsequent to June 30, 2020.

Non-recognizable events

Cash Distribution. In July 2020, our general partner’s board of directors declared a quarterly cash distribution of $1.0275 per unit for the period of April 1, 2020 through June 30, 2020. This quarterly cash distribution will be paid on August 14, 2020 to unitholders of record on August 7, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a publicly traded limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of June 30, 2020, our asset portfolio consisted of:

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

During first quarter 2020, we completed a reorganization of our reportable segments.  This reorganization was effected to reflect changes in the management of our business in conjunction with the sale of three of our marine terminals.  Following this sale, two of our remaining marine terminals were combined with our refined products segment and one terminal was combined with our crude oil segment based on the types of product stored at the facilities.  Accordingly, we have restated our segment disclosures for all previous periods included in this report.

The following discussion provides an analysis of the results for each of our operating segments, an overview of our liquidity and capital resources and other items related to our partnership. The following discussion and analysis should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our Form 8-K filed with the Securities and Exchange Commission on May 4, 2020, which reflects changes in our reporting segments since the filing of our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Developments

COVID-19 and Decline in Commodity Prices.  The recent period of unprecedented events impacting travel and economic activity have significantly reduced demand for refined products in the markets we serve.  Recent declines in commodity prices have also significantly reduced the value of tender barrels we receive from our transportation customers and the margins we earn from our gas liquids blending activities.  The reduction in refined products demand and lower crude oil prices have combined to put significant downward pressure on domestic crude oil production.  While we benefit from take-or-pay commitments for the majority of the capacity of our crude oil pipelines, a sustained reduction in crude oil production could cause delays in the timing of our recognition of revenue from these commitments.  These factors have also significantly decreased the creditworthiness of certain of our crude oil transportation customers, resulting in an increased risk of customer defaults.  To date, our operations and our employees have successfully adapted to the recent developments, enabling our customers to continue benefiting from the services they rely on from our critical infrastructure, and our customers have continued to meet their obligations to us.  Given the uncertain timing of a return of refined products demand to historical levels and a further recovery in commodity prices, the extent of the impact these events will continue to have on our results of operations is unclear and could be material.  However, we do not believe these events will impact our ability to meet any of our financial obligations or result in any significant impairments to our assets.

Cash Distribution. In July 2020, our general partner’s board of directors declared a quarterly cash distribution of $1.0275 per unit for the period of April 1, 2020 through June 30, 2020. This quarterly cash distribution will be paid on August 14, 2020 to unitholders of record on August 7, 2020.

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

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2020

	Three Months Ended June 30,		Variance Favorable (Unfavorable)
	2019	2020	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$347.6	$279.8	$(67.8)	(20)
Crude oil	160.2	133.6	(26.6)	(17)
Intersegment eliminations	(1.4)	(1.6)	(0.2)	(14)
Total transportation and terminals revenue	506.4	411.8	(94.6)	(19)
Affiliate management fee revenue	5.4	5.3	(0.1)	(2)
Operating expenses:
Refined products	132.8	103.4	29.4	22
Crude oil	38.8	45.9	(7.1)	(18)
Intersegment eliminations	(2.6)	(3.2)	0.6	23
Total operating expenses	169.0	146.1	22.9	14
Product margin:
Product sales revenue	190.0	43.3	(146.7)	(77)
Cost of product sales	152.9	50.6	102.3	67
Product margin	37.1	(7.3)	(44.4)	n/a
Other operating income (expense)	(5.0)	4.0	9.0	n/a
Earnings of non-controlled entities	40.8	33.7	(7.1)	(17)
Operating margin	415.7	301.4	(114.3)	(27)
Depreciation, amortization and impairment expense	62.6	58.6	4.0	6
G&A expense	52.4	42.1	10.3	20
Operating profit	300.7	200.7	(100.0)	(33)
Interest expense (net of interest income and interest capitalized)	45.9	64.8	(18.9)	(41)
Gain on disposition of assets	(4.6)	—	(4.6)	(100)
Other (income) expense	4.5	1.4	3.1	69
Income before provision for income taxes	254.9	134.5	(120.4)	(47)
Provision for income taxes	1.2	0.7	0.5	42
Net income	$253.7	$133.8	$(119.9)	(47)
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.606	$1.675
Volume shipped (million barrels):
Gasoline	70.8	61.3
Distillates	47.2	41.3
Aviation fuel	9.9	2.7
Liquefied petroleum gases	4.5	—
Total volume shipped	132.4	105.3
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped(1)	$0.977	$1.048
Volume shipped (million barrels)(1)(2)	80.5	47.7
Terminal average utilization (million barrels per month)	22.9	25.5
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(3)	38.8	32.2
Saddlehorn - volume shipped (million barrels)(4)	13.4	15.1

(1) Volume shipped includes shipments related to our crude oil marketing activities. Revenues from those activities are reflected as product sales revenue in our consolidated financial statements. Transportation revenue per barrel shipped reflects average rates on third-party volumes only.
(2) Volume shipped in 2020 reflects a change in the way our customers contract for our services pursuant to which customers are able to utilize crude oil storage capacity at East Houston and dock access at Seabrook. Subsequent to this change, the services we provide no longer include a transportation element. Therefore, revenues related to these services are reflected entirely as terminalling revenues and the related volumes are no longer reflected in our calculation of transportation volumes.
(3) These volumes reflect the total shipments for the BridgeTex pipeline, which is owned 30% by us.
(4) These volumes reflect the total shipments for the Saddlehorn pipeline, which was owned 40% by us through January 31, 2020 and 30% thereafter.

Transportation and terminals revenue decreased $94.6 million resulting from:

•
a decrease in refined products revenue of $67.8 million. Transportation volumes primarily decreased due to lower demand during second quarter 2020 associated with travel and economic restrictions related to COVID-19 and reduced drilling activity from the lower commodity price environment. Revenues also decreased due to the sale of three marine terminals in first quarter 2020 and discontinuation of the ammonia pipeline in late 2019. These declines were partially offset by an increase in the average tariff rate in the current period as a result of the 2019 mid-year adjustment of 4.3%, as well as contributions from the newly-constructed East Houston-to-Hearne pipeline segment that became operational in late 2019; and

•
a decrease in crude oil revenue of $26.6 million. Lower transportation revenue on our Longhorn pipeline resulted from less third-party spot shipments due to unfavorable differentials between the Permian Basin and Houston as well as the recent assignment of a customer contract to our marketing affiliate, with volume shipped by our affiliate recognized as product margin instead of transportation revenue.  Lower tariff volume on our Houston distribution system resulted primarily from a change in the way customers now contract for services at our Seabrook Logistics, LLC (“Seabrook”) export facility, and was offset by incremental revenue from the related terminal transfer fee as well as more contract storage utilized at higher rates.

Operating expenses decreased by $22.9 million primarily resulting from:

•
a decrease in refined products expenses of $29.4 million primarily due to timing of planned integrity spending and more favorable product overages (which reduce operating expenses) as well as no costs in the current period associated with the sold or discontinued assets; and

•	an increase in crude oil expenses of $7.1 million due to the timing of planned integrity spending.
Product margin decreased $44.4 million primarily due to higher losses on futures contracts in the current period and lower gas liquids sales volumes as a result of lower economic blending opportunities, partially offset by product margins in second quarter 2020 from marketing activities on our Longhorn pipeline.
Other operating income (expense) was $9.0 million favorable in second quarter 2020 primarily due to unrealized gains on a basis derivative agreement during the current period compared to losses in the prior period.
Earnings of non-controlled entities decreased $7.1 million primarily due to decreased earnings from BridgeTex Pipeline Company, LLC (“BridgeTex”) and Saddlehorn Pipeline Company, LLC (“Saddlehorn”). BridgeTex revenues were less primarily due to lower spot shipments, and Saddlehorn equity earnings were lower due to our reduced ownership interest. Otherwise, MVP Terminalling, LLC (“MVP”) contributed additional earnings to the 2020 period due to the recent start-up of newly-constructed storage and dock assets.
Depreciation, amortization and impairment expense decreased $4.0 million primarily due to lower depreciation expense following recent asset sales.
G&A expense decreased $10.3 million primarily due to lower incentive compensation accruals to reflect the estimated impacts of COVID-19 related reductions in economic activity and the significant decline in commodity prices.

Interest expense, net of interest income and interest capitalized, increased $18.9 million primarily due to $12.9 million of debt prepayment costs in the second quarter of 2020 related to the early extinguishment of our 4.25% Notes that were due February 2021, as well as higher outstanding debt. Our average outstanding debt increased from $4.4 billion in second quarter 2019 to $4.9 billion in second quarter 2020. Our weighted-average interest rate decreased slightly from 4.6% in second quarter 2019 to 4.5% in second quarter 2020.

Gain on disposition of assets was $4.6 million unfavorable. Second quarter 2019 included a gain from the sale of an inactive terminal along our refined products pipeline system.

Other expense was $3.1 million favorable due to lower pension-related costs in the current period.

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2020

	Six Months Ended June 30,		Variance Favorable (Unfavorable)
	2019	2020	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$657.2	$594.1	$(63.1)	(10)
Crude oil	312.3	279.3	(33.0)	(11)
Intersegment eliminations	(2.3)	(3.2)	(0.9)	(39)
Total transportation and terminals revenue	967.2	870.2	(97.0)	(10)
Affiliate management fee revenue	10.5	10.6	0.1	1
Operating expenses:
Refined products	235.5	209.3	26.2	11
Crude oil	84.5	92.7	(8.2)	(10)
Intersegment eliminations	(5.0)	(6.4)	1.4	28
Total operating expenses	315.0	295.6	19.4	6
Product margin:
Product sales revenue	353.0	362.4	9.4	3
Cost of product sales	322.0	299.8	22.2	7
Product margin	31.0	62.6	31.6	102
Other operating income (expense)	1.9	3.5	1.6	84
Earnings of non-controlled entities	72.1	77.3	5.2	7
Operating margin	767.7	728.6	(39.1)	(5)
Depreciation, amortization and impairment expense	124.4	122.1	2.3	2
G&A expense	98.4	79.0	19.4	20
Operating profit	544.9	527.5	(17.4)	(3)
Interest expense (net of interest income and interest capitalized)	101.0	115.3	(14.3)	(14)
Gain on disposition of assets	(26.4)	(12.9)	(13.5)	(51)
Other expense	6.6	2.3	4.3	65
Income before provision for income taxes	463.7	422.8	(40.9)	(9)
Provision for income taxes	2.3	1.4	0.9	39
Net income	$461.4	$421.4	$(40.0)	(9)
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.590	$1.626
Volume shipped (million barrels):
Gasoline	132.9	127.5
Distillates	91.8	85.1
Aviation fuel	18.7	12.1
Liquefied petroleum gases	5.1	0.4
Total volume shipped	248.5	225.1
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped(1)	$0.961	$0.970
Volume shipped (million barrels)(1)(2)	159.9	122.8
Terminal average utilization (million barrels per month)	22.6	24.1
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(3)	76.5	69.3
Saddlehorn - volume shipped (million barrels)(4)	22.4	31.4

(1) Volume shipped includes shipments related to our crude oil marketing activities. Revenues from those activities are reflected as product sales revenue in our consolidated financial statements. Transportation revenue per barrel shipped reflects average rates on third-party volumes only.
(2) Volume shipped in 2020 reflects a change in the way our customers contract for our services pursuant to which customers are able to utilize crude oil storage capacity at East Houston and dock access at Seabrook. Subsequent to this change, the services we provide no longer include a transportation element. Therefore, revenues related to these services are reflected entirely as terminalling revenues and the related volumes are no longer reflected in our calculation of transportation volumes.
(3) These volumes reflect the total shipments for the BridgeTex pipeline, which is owned 30% by us.
(4) These volumes reflect the total shipments for the Saddlehorn pipeline, which was owned 40% by us through January 31, 2020 and 30% thereafter.

Transportation and terminals revenue decreased $97.0 million resulting from:

•
a decrease in refined products revenue of $63.1 million. Transportation volumes decreased due to lower demand during 2020 associated with travel and economic restrictions related to COVID-19 and reduced drilling activity from the lower commodity price environment. Revenues also decreased due to the sale of three marine terminals in first quarter 2020 and discontinuation of the ammonia pipeline in late 2019. These declines were partially offset by an increase in the average tariff rate in the current period as a result of the 2019 mid-year adjustment of 4.3%, as well as contributions from the newly-constructed East Houston-to-Hearne pipeline segment that became operational in late 2019; and

•
a decrease in crude oil revenue of $33.0 million. Lower transportation revenue on our Longhorn pipeline resulted from less third-party spot shipments due to unfavorable differentials between the Permian Basin and Houston as well as the recent assignment of a customer contract to our marketing affiliate, with volume shipped by our affiliate recognized as product margin instead of transportation revenue.  Lower tariff volume on our Houston distribution system resulted primarily from a change in the way customers now contract for services at our Seabrook export facility, and was offset by incremental revenue from the related terminal transfer fee as well as more contract storage utilized at higher rates.

Operating expenses decreased by $19.4 million primarily resulting from:

•
a decrease in refined products expenses of $26.2 million primarily due to timing of planned integrity spending and more favorable product overages as well as no costs in the current period associated with the sold or discontinued assets; and

•	an increase in crude oil expenses of $8.2 million due to the timing of planned integrity spending and less favorable product overages.
Product margin increased $31.6 million primarily due to recognition of gains on futures contracts in the current period compared to losses in 2019 and product margins from marketing activities on our Longhorn pipeline in 2020, partially offset by unfavorable lower of cost or net realizable value adjustments during 2020 due to the significant decrease in commodity prices.
Other operating income (expense) was $1.6 million favorable in 2020 primarily due to realized gains on a basis derivative agreement during the current period compared to losses in the prior period, partially offset by insurance settlements received in 2019 related to Hurricane Harvey.
Earnings of non-controlled entities increased $5.2 million primarily due to increased earnings from Powder Springs Logistics, LLC (“Powder Springs”) mainly as a result of gains recognized in the current year on futures contracts compared to losses in the prior year and additional earnings from MVP from the recent start-up of newly-constructed storage and dock assets. Partially offsetting these increases were lower earnings from BridgeTex and Saddlehorn in the second quarter of 2020.
Depreciation, amortization and impairment expense decreased $2.3 million primarily due to lower depreciation expense following recent asset sales.
G&A expense decreased $19.4 million primarily due to lower incentive compensation accruals to reflect the estimated impacts of COVID-19 related reductions in economic activity and the significant decline in commodity prices.

Interest expense, net of interest income and interest capitalized, increased $14.3 million primarily due to higher outstanding debt. Our average outstanding debt increased from $4.4 billion in 2019 to $4.9 billion in 2020. Our weighted-average interest rate decreased from 4.7% in 2019 to 4.5% in 2020. Debt prepayment costs following the early extinguishment of notes each year were also $4.6 million higher in 2020.

Gain on disposition of assets was $13.5 million unfavorable. In 2020, we recognized a gain on the sale of a portion of our interest in Saddlehorn of $12.9 million. In 2019, we recognized a deferred gain of $11.0 million related to the 2018 sale of a portion of our investment in BridgeTex, a gain of $10.2 million related to our discontinued Delaware Basin crude oil pipeline construction project that was sold to a third party and a gain of $5.3 million resulting from the sale of an inactive terminal along our refined products pipeline system.

Other expense was $4.3 million favorable due to lower pension-related costs in the current period.

Distributable Cash Flow

We calculate the non-GAAP measures of distributable cash flow (“DCF”) and adjusted EBITDA in the table below. Management uses DCF as a basis for recommending to our general partner’s board of directors the amount of cash distributions to be paid to our common unitholders each period. Management also uses DCF as a basis for determining the payouts for the performance-based awards issued under our equity-based compensation plan. Adjusted EBITDA is an important measure that we and the investment community use to assess the financial results of an entity. We believe that investors benefit from having access to the same financial measures utilized by management for these evaluations. A reconciliation of DCF and adjusted EBITDA for the six months ended June 30, 2019 and 2020 to net income, which is its nearest comparable GAAP financial measure, follows (in millions):

	Six Months Ended June 30,		Increase (Decrease)
	2019	2020
Net income	$461.4	$421.4	$(40.0)
Interest expense, net	101.0	115.3	14.3
Depreciation, amortization and impairment(1)	118.9	121.6	2.7
Equity-based incentive compensation(2)	6.0	(10.3)	(16.3)
Gain on disposition of assets(3)	(16.3)	(10.5)	5.8
Commodity-related adjustments:
Derivative (gains) losses recognized in the period associated with future transactions(4)	20.8	(4.9)	(25.7)
Derivative gains (losses) recognized in previous periods associated with transactions completed in the period(4)	71.2	(16.0)	(87.2)
Inventory valuation adjustments(5)	(9.4)	27.8	37.2
Total commodity-related adjustments	82.6	6.9	(75.7)
Distributions from operations of non-controlled entities in excess of earnings	11.1	25.4	14.3
Adjusted EBITDA	764.7	669.8	(94.9)
Interest expense, net, excluding debt issuance cost amortization(6)	(91.1)	(100.5)	(9.4)
Maintenance capital(7)	(40.8)	(53.3)	(12.5)
DCF	$632.8	$516.0	$(116.8)

(1)	Depreciation, amortization and impairment expense is excluded from DCF to the extent it represents a non-cash expense.

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

(6)
Interest expense includes $8.3 million of debt prepayment costs in 2019 and $12.9 million in 2020, which are excluded from DCF as they are financing activities and not related to our ongoing operations.

(7)
Maintenance capital expenditures maintain our existing assets and do not generate incremental DCF (i.e. incremental returns to our unitholders). For this reason, we deduct maintenance capital expenditures to determine DCF.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Operating Activities. Net cash provided by operating activities was $570.6 million and $563.3 million for the six months ended June 30, 2019 and 2020, respectively. The $7.3 million decrease in 2020 was due to lower net income as previously described, mostly offset by changes in our working capital and adjustments for non-cash items.
Investing Activities. Net cash used by investing activities for the six months ended June 30, 2019 and 2020 was $502.2 million and $18.8 million, respectively. During the 2020 period, we incurred $235.6 million for capital expenditures, which included $53.3 million for maintenance capital, $182.1 million for our expansion capital projects and $0.2 million for undivided joint interest projects for which cash was received from a third party. Also, during 2020, we sold three marine terminals for cash proceeds of $251.8 million and sold a portion of our interest in Saddlehorn for cash proceeds of $79.9 million. Additionally, we contributed capital of $59.5 million in conjunction with our joint ventures, which we account for as investments in non-controlled entities. During the 2019 period, we incurred $514.8 million for capital expenditures, which included $40.8 million for maintenance capital, $411.2 million for our expansion capital projects and $62.8 million for undivided joint interest projects for which cash was received from a third party. Additionally, we contributed net capital of $104.8 million in conjunction with our joint ventures, of which $99.8 million related to capital projects.
Financing Activities. Net cash used by financing activities for the six months ended June 30, 2019 and 2020 was $346.4 million and $619.9 million, respectively. During the 2020 period, we paid cash distributions of $466.0 million to our unitholders and made common unit repurchases of $202.0 million. Additionally, we received net proceeds of $499.4 million from the issuance of long-term senior notes and had net commercial paper borrowings of $141.0 million, which were used to repay our $550.0 million of 4.25% notes due 2021. Also, in January 2020, our equity-based incentive compensation awards that vested December 31, 2019 were settled by issuing 284,643 common units and distributing those units to the long-term incentive plan (“LTIP”) participants, resulting in payments primarily associated with tax withholdings of $14.7 million. During the 2019 period, we paid cash distributions of $457.4 million to our unitholders. Additionally, we received net proceeds of $496.9 million from borrowings under long-term notes and had net commercial paper borrowings of $197.0 million, which were used to repay our $550.0 million of 6.55% notes due 2019. Also, in January 2019, our equity-based incentive compensation awards that vested December 31, 2018 were settled by issuing 208,268 common units and distributing those units to the LTIP participants, resulting in payments primarily associated with tax withholdings of $9.8 million.
The quarterly distribution amount related to our second quarter 2020 financial results (to be paid in third quarter 2020) is $1.0275 per unit.  If we were to continue paying cash distributions at this level on the number of common units currently outstanding, total cash distributions of approximately $925 million would be paid to our unitholders related to 2020 earnings. Management believes we will have sufficient DCF to fund these distributions.
During 2020, we initiated our common unit repurchase program, with authorization to repurchase up to $750 million of our common units through 2022. During the six months ended June 30, 2020, we repurchased 3.6 million of our common units for $202 million. The timing, price and actual number of common units repurchased will depend on a number of factors including our expected expansion capital spending needs, excess cash available, balance sheet metrics, legal and regulatory requirements, market conditions and the trading price of our common units.

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

For the six months ended June 30, 2020, our maintenance capital spending was $53.3 million. For 2020, we expect to spend approximately $90 million on maintenance capital.

During the first six months of 2020, we spent $182.1 million for our expansion capital projects and contributed $59.5 million for capital projects in conjunction with our joint ventures. Based on the progress of expansion projects already underway, we expect to spend approximately $400 million in 2020 and $40 million in 2021 to complete our current projects.

Liquidity

Cash generated from operations is a key source of liquidity for funding debt service, maintenance capital expenditures and quarterly distributions. Additional liquidity for purposes other than quarterly distributions, such as expansion capital expenditures and debt repayments, is available through borrowings under our commercial paper program and revolving credit facility, as well as from other borrowings or issuances of debt or common units (see Note 6 – Debt and Note 14 – Partners’ Capital and Distributions of the consolidated financial statements included in Item 1 of Part I of this report for detail of our borrowings and changes in partners’ capital). If capital markets do not provide us access to capital or the ability to issue additional debt or equity securities on acceptable terms, our business may be adversely affected, and we may not be able to acquire additional assets and businesses, fund organic growth projects or continue paying cash distributions at the current level.

Off-Balance Sheet Arrangements

None.

Other Items

Pipeline Tariff Changes. The Federal Energy Regulatory Commission (“FERC”) regulates the rates charged on our interstate common carrier pipelines. We increased our rates by approximately 2.0% in the 40% of our refined products markets that are subject to the FERC’s index methodology on July 1, 2020. In the 60% of our remaining refined products markets, we increased our rates by an average of nearly 4.5%, for an overall average refined rate increase of 3.5%. Most of the tariffs on our crude oil pipelines are established at negotiated rates that generally provide for annual adjustments in line with changes in the FERC index, subject to certain modifications. As a result, we also increased the rates on the majority of our crude oil pipelines by approximately 2.0% in July 2020.

The FERC-approved indexing method for the past five years has been the annual change in the producer price index for finished goods plus 1.23%.  In June 2020, the FERC issued a Notice of Inquiry (“NOI”) to initiate a review of the rate index to be utilized over the next five-year period beginning July 1, 2021.  The FERC’s proposal in the NOI preliminarily recommends the use of the producer price index for finished goods plus 0.09% as the new index level to calculate annual tariff changes.  The FERC has invited comments on the NOI, which is subject to further review and adjustment.

Commodity Derivative Agreements. Certain of our business activities result in our owning various commodities, which exposes us to commodity price risk. We generally use forward physical commodity contracts and exchange-traded futures contracts to hedge against changes in prices of the commodities that we expect to sell or purchase in future periods. We also entered into a basis derivative agreement for which settlements are determined based on the basis differential of crude oil prices at different market locations.

For further information regarding the quantities of refined products and crude oil hedged at June 30, 2020 and the fair value of open hedge contracts at that date, please see Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

Commodity Price Risk

Our commodity price risk primarily arises from our gas liquids blending and fractionation activities, and from managing product overages and shortages associated with our refined products and crude oil pipelines and terminals. We generally use derivatives such as forward physical contracts and exchange-traded futures contracts to help us manage our commodity price risk.

Forward physical contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of June 30, 2020, we had commitments under forward purchase and sale contracts as follows (in millions):

	Total	2020	2021-2022
Forward purchase contracts – notional value	$17.5	$17.5	$—
Forward purchase contracts – barrels	0.5	0.5	—
Forward sales contracts – notional value	$24.5	$23.2	$1.3
Forward sales contracts – barrels	0.6	0.6	—

We generally use exchange-traded futures contracts to hedge against changes in the price of the petroleum products we expect to sell or purchase. Virtually all of our open contracts did not qualify for hedge accounting treatment under ASC 815, Derivatives and Hedging, and we accounted for these contracts as economic hedges, with changes in fair value recognized currently in earnings. The fair value of these open futures contracts, representing 2.3 million barrels of petroleum products we expect to sell and 0.2 million barrels of gas liquids we expect to purchase, was a net liability of $11.4 million. With respect to these contracts, a $10.00 per barrel increase (decrease) in the prices of petroleum products we expect to sell would result in a $23.0 million decrease (increase) in our operating profit, while a $10.00 per barrel increase (decrease) in the price of gas liquids we expect to purchase would result in a $2.0 million increase (decrease) in our operating profit. These increases or decreases in operating profit would be substantially offset by higher or lower product sales revenue or cost of product sales when the physical sale or purchase of those products occurs. These contracts may be for the purchase or sale of products in markets different from those in which we are attempting to hedge our exposure, and the resulting hedges may not eliminate all price risks.

During 2019, we entered into a basis derivative agreement with a joint venture co-owner’s affiliate, and, contemporaneously, that affiliate entered into an intrastate transportation services agreement with the joint venture. Settlements under the basis derivative agreement are determined based on the basis differential of crude oil prices at different market locations and a notional volume of 30,000 barrels per day. As a result, we are exposed to the differential in the forward price curves for crude oil in West Texas and the Houston Gulf Coast. With respect to this agreement, a $0.50 per barrel increase (decrease) in the differential would result in an approximately $2.0 million increase (decrease) in our operating profit.
Interest Rate Risk

Our use of variable rate debt and any future issuances of fixed rate debt expose us to interest rate risk. As of June 30, 2020, we did not have any variable rate debt outstanding.

ITEM 4.	CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. We performed this evaluation under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our general partner’s CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed so that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

New Tank Construction Proceeding. In May 2020, we received a Notice of Probable Violation and Proposed Civil Penalty from the Pipeline and Hazardous Materials Safety Administration alleging a violation related to a new tank construction project and associated release of product at our terminal in Cushing, Oklahoma. The penalty associated with this alleged violation could exceed $100,000. While the results cannot be predicted with certainty, we believe the ultimate resolution of this matter will not have a material impact on our results of operations, financial position or cash flows.

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

The recent COVID-19 pandemic has negatively impacted the global economy.  In response to the pandemic, governments around the world have implemented stringent measures to help reduce the spread of the virus, including stay-at-home orders, travel restrictions and other measures.  Due to reductions in economic activity, the world is experiencing reduced demand for petroleum products and depressed petroleum products commodity prices, which has adversely affected our business.  Continuing uncertainty regarding the global impact of COVID-19 is likely to result in continued weakness in demand for the services we provide.  The reduction in refined products demand and lower crude oil prices for petroleum products have combined to put significant downward pressure on domestic crude oil production, and a sustained reduction in crude oil production could cause delays in the timing of our recognition of revenue from take or pay pipeline transportation commitments.  These factors have also significantly decreased the creditworthiness of certain of our crude oil transportation customers, resulting in an increased risk of customer defaults.  Customers and vendors could also seek to assert claims for relief from some of their obligations on the basis of force majeure. We may also experience disruptions to supply chains and the availability and efficiency of our workforce as a result of the pandemic, which could adversely affect our ability to conduct our business and operations.  The extent and duration of the impacts these events will have on our results of operations is unclear but will likely be material and may impact our ability to pay cash distributions.

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

Activity during 2020 is detailed in the following table:

Period	Total Number of Common Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Units That May Yet Be Purchased under the Program (in millions)
January 1-31, 2020	—	$—	—	—
February 1-29, 2020	1,514,719	$59.19	1,514,719	$660.4
March 1-31, 2020	2,117,065	$53.06	2,117,065	$548.1
First Quarter 2020	3,631,784	$55.62	3,631,784	$548.1
April 1-30, 2020	—		—
May 1-31, 2020	—		—
June 1-30, 2020	—		—
Second Quarter 2020	—		—
Year-to-Date 2020	3,631,784		3,631,784

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed below on the Index to Exhibits are filed or incorporated by reference as part of this report.

INDEX TO EXHIBITS

Exhibit Number		Description

Exhibit 4.1	—
Eleventh Supplemental Indenture dated as of May 20, 2020, between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Form 8-K filed May 20, 2020).

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

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on July 31, 2020.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	Magellan GP, LLC,
its general partner

/s/ Jeff Holman
Jeff Holman
Chief Financial Officer
(Principal Accounting and Financial Officer)