Form 10-Q
period 2020-09-30
Magellan Midstream Partners, L.P.
filed 2020-10-30
CIK 1126975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Yes  ☐    No  ☒
As of October 29, 2020, there were 223,700,943 common units outstanding.

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

The following are among the important factors that could cause future results to differ materially from any expected, projected, forecasted, estimated or budgeted amounts, events or circumstances we have discussed in this report:

•overall demand for refined products, crude oil and liquefied petroleum gases;
•price fluctuations for refined products, crude oil and liquefied petroleum gases and expectations about future prices for these products;
•changes in the production of crude oil in the basins served by our pipelines;
•changes in general economic conditions, interest rates and price levels;
•changes in the financial condition of our customers, vendors, derivatives counterparties, lenders or joint venture co-owners;
•our ability to secure financing in the credit and capital markets in amounts and on terms that will allow us to execute our business strategy, refinance our existing obligations when due and maintain adequate liquidity;
•development of alternative energy sources, including but not limited to natural gas, solar power, wind power, electric and battery-powered engines and geothermal energy, increased use of biofuels such as ethanol, biodiesel and renewable diesel, increased conservation or fuel efficiency, increased use of electric vehicles, as well as regulatory developments or other trends that could affect demand for our services;
•changes in population in the markets served by our refined products pipeline system and changes in consumer preferences, driving patterns or rates of automobile ownership;
•changes in the product quality, throughput or interruption in service of refined products or crude oil pipelines owned and operated by third parties and connected to our assets;
•changes in demand for transportation or storage in our refined products or crude oil segments;
•changes in supply and demand patterns for our facilities due to geopolitical events, the activities of the Organization of the Petroleum Exporting Countries, changes in U.S. trade policies or in laws governing the importing and exporting of petroleum products, technological developments or other factors;
•our ability to manage interest rate and commodity price exposures;
•changes in our tariff rates or other terms of service implemented by the Federal Energy Regulatory Commission or state regulatory agencies;
•shut-downs or cutbacks at refineries, oil wells, petrochemical plants or other customers or businesses that use or supply our services;
•the effect of weather patterns and other natural phenomena, including climate change, on our operations and demand for our services;
•an increase in the competition our operations encounter, including the effects of capacity over-build in the areas where we operate;
•the occurrence of natural disasters, epidemics, terrorism, sabotage, protests or activism, operational hazards, equipment failures, system failures or unforeseen interruptions;
•changes in general economic conditions, including market and macro-economic disruptions resulting from the COVID-19 pandemic and related governmental responses;

•our ability to obtain adequate levels of insurance at a reasonable cost, and the potential for losses to exceed the insurance coverage we do obtain;
•the treatment of us as a corporation for federal or state income tax purposes or if we become subject to significant forms of other taxation or more aggressive enforcement or increased assessments under existing forms of taxation;
•our ability to identify expansion projects with acceptable expected returns or to complete identified expansion projects on time and at projected costs;
•our ability to make and integrate accretive acquisitions and joint ventures and successfully execute our business strategy;
•uncertainty of estimates, including accruals and costs of environmental remediation;
•our ability to cooperate with and rely on our joint venture co-owners;
•actions by rating agencies concerning our credit ratings;
•our ability to timely obtain and maintain all necessary approvals, consents and permits required to operate our existing assets and to construct, acquire and operate any new or modified assets;
•our ability to promptly obtain all necessary services, materials, labor, supplies and rights-of-way required for maintenance and operation of our current assets and construction of our growth projects, without significant delays, disputes or cost overruns;
•risks inherent in the use and security of information systems in our business and implementation of new software and hardware;
•changes in laws and regulations or the interpretations of such laws that govern our gas liquids blending activities, including the potential applicability of the Carmack Amendment, which broadly covers claims for damage or loss incurred to goods transported by a carrier in interstate commerce, to such activities, or changes regarding product quality specifications or renewable fuel obligations that impact our ability to produce gasoline volumes through our gas liquids blending activities or that require significant capital outlays for compliance;
•changes in laws and regulations to which we or our customers are or could become subject, including tax withholding requirements, safety, security, employment, hydraulic fracturing, derivatives transactions, trade and environmental laws and regulations, including laws and regulations designed to address climate change;
•the cost and effects of legal and administrative claims and proceedings against us, our subsidiaries or our joint ventures;
•the amount of our indebtedness, which could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds, place us at competitive disadvantages compared to our competitors that have less debt or have other adverse consequences;
•the effect of changes in accounting policies;
•the potential that our internal controls may not be adequate, weaknesses may be discovered or remediation of any identified weaknesses may not be successful;
•the ability and intent of our customers, vendors, lenders, joint venture co-owners or other third parties to perform their contractual obligations to us;
•petroleum product supply disruptions;
•global and domestic repercussions from terrorist activities, including cyberattacks, and the government’s response thereto; and
•other factors and uncertainties inherent in the transportation, storage and distribution of petroleum products and the operation, acquisition and construction of assets related to such activities.

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

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Transportation and terminals revenue	$506,432	$473,531	$1,473,629	$1,343,741
Product sales revenue	144,807	119,445	497,791	481,842
Affiliate management fee revenue	5,357	5,288	15,810	15,895
Total revenue	656,596	598,264	1,987,230	1,841,478
Costs and expenses:
Operating	169,387	161,982	484,341	457,597
Cost of product sales	108,757	96,119	430,727	395,864
Depreciation, amortization and impairment	56,627	71,822	181,028	193,896
General and administrative	51,156	38,016	149,534	117,092
Total costs and expenses	385,927	367,939	1,245,630	1,164,449
Other operating income (expense)	(379)	(2,863)	1,538	539
Earnings of non-controlled entities	50,189	39,135	122,229	116,484
Operating profit	320,479	266,597	865,367	794,052
Interest expense	53,750	54,212	165,322	179,371
Interest capitalized	(5,831)	(1,272)	(14,419)	(10,451)
Interest income	(648)	(260)	(2,646)	(903)
Gain on disposition of assets	(2,532)	—	(28,966)	(12,887)
Other (income) expense	2,602	1,455	9,222	3,708
Income before provision for income taxes	273,138	212,462	736,854	635,214
Provision for income taxes	100	824	2,450	2,169
Net income	$273,038	$211,638	$734,404	$633,045
Basic net income per common unit	$1.19	$0.94	$3.21	$2.80
Diluted net income per common unit	$1.19	$0.94	$3.21	$2.80
Weighted average number of common units outstanding used for basic net income per unit calculation	228,720	225,222	228,642	226,045
Weighted average number of common units outstanding used for diluted net income per unit calculation	228,754	225,222	228,667	226,045

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Net income	$273,038	$211,638	$734,404	$633,045
Other comprehensive income (loss):
Derivative activity:
Net loss on cash flow hedges	(14,181)	—	(25,216)	(10,444)
Reclassification of net loss on cash flow hedges to income	699	896	1,927	2,552
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	—	—	(10,913)	(333)
Curtailment gain	—	—	—	1,703
Recognition of prior service credit amortization in income	(46)	(46)	(136)	(136)
Recognition of actuarial loss amortization in income	1,412	1,473	4,385	4,462
Recognition of settlement cost in income	439	—	2,499	969
Total other comprehensive income (loss)	(11,677)	2,323	(27,454)	(1,227)
Comprehensive income	$261,361	$213,961	$706,950	$631,818

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2019	September 30, 2020
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$58,030	$8,541
Trade accounts receivable	125,440	109,051
Other accounts receivable	23,887	27,735
Inventory	184,399	129,033
Commodity derivatives deposits	27,415	14,031
Reimbursable costs	7,878	17,065
Other current assets	32,359	35,787
Total current assets	459,408	341,243
Property, plant and equipment	8,431,227	8,319,400
Less: accumulated depreciation	2,027,193	2,036,351
Net property, plant and equipment	6,404,034	6,283,049
Investments in non-controlled entities	1,240,551	1,211,079
Right-of-use asset, operating leases	171,868	152,082
Long-term receivables	20,782	21,850
Goodwill	53,260	52,830
Other intangibles (less accumulated amortization of $6,255 and $8,575 at December 31, 2019 and September 30, 2020, respectively)	47,898	45,578
Restricted cash	26,569	11,792
Other noncurrent assets	13,359	20,693
Total assets	$8,437,729	$8,140,196

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$150,992	$124,612
Accrued payroll and benefits	75,511	40,285
Accrued interest payable	64,276	49,501
Accrued taxes other than income	66,007	65,283
Deferred revenue	109,654	92,227
Accrued product liabilities	90,788	79,388
Commodity derivatives contracts, net	10,222	2,888
Current portion of operating lease liability	26,221	27,177
Other current liabilities	73,205	50,258
Total current liabilities	666,876	531,619
Long-term operating lease liability	144,023	121,764
Long-term debt, net	4,706,075	4,900,311
Long-term pension and benefits	145,992	142,154
Other noncurrent liabilities	59,735	55,904
Commitments and contingencies
Partners’ capital:
Common unitholders (228,403 units and 223,701 units outstanding at December 31, 2019 and September 30, 2020, respectively)	2,877,105	2,551,748
Accumulated other comprehensive loss	(162,077)	(163,304)
Total partners’ capital	2,715,028	2,388,444
Total liabilities and partners’ capital	$8,437,729	$8,140,196

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2019	2020
Operating Activities:
Net income	$734,404	$633,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment expense	181,028	193,896
Gain on sale and retirement of assets	(29,227)	(13,330)
Earnings of non-controlled entities	(122,229)	(116,484)
Distributions from operations of non-controlled entities	138,140	152,645
Equity-based incentive compensation expense	22,577	5,580
Settlement gain, amortization of prior service credit and actuarial loss	6,748	3,953
Debt prepayment costs	8,270	12,893
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	(24,954)	8,253
Inventory	(20,217)	54,127
Accounts payable	29,014	9,040
Accrued payroll and benefits	(13,599)	(35,226)
Accrued interest payable	(15,060)	(14,775)
Accrued taxes other than income	10,282	1,101
Accrued product liabilities	33,402	(11,400)
Deferred revenue	(13,233)	(17,427)
Other current and noncurrent assets and liabilities	(2,749)	(25,786)
Net cash provided by operating activities	922,597	840,105
Investing Activities:
Additions to property, plant and equipment, net(1)	(718,605)	(371,170)
Proceeds from sale and disposition of assets	65,574	334,583
Investments in non-controlled entities	(158,145)	(73,678)
Distributions from returns of investments in non-controlled entities	7,500	—
Deposits received from undivided joint interest third party	68,928	—
Net cash used by investing activities	(734,748)	(110,265)
Financing Activities:
Distributions paid	(688,635)	(697,264)
Net commercial paper borrowings	—	248,000
Borrowings under long-term notes	996,405	499,400
Payments on long-term notes	(550,000)	(550,000)
Debt placement costs	(12,012)	(4,255)
Net payment on financial derivatives	(33,342)	(10,444)
Payments associated with settlement of equity-based incentive compensation	(9,764)	(14,700)
Debt prepayment costs	(8,270)	(12,893)
Repurchases of common units	—	(251,950)
Net cash used by financing activities	(305,618)	(794,106)
Change in cash, cash equivalents and restricted cash	(117,769)	(64,266)
Cash, cash equivalents and restricted cash at beginning of period	309,261	84,599
Cash, cash equivalents and restricted cash at end of period	$191,492	$20,333

Supplemental non-cash investing activities:
(1) Additions to property, plant and equipment	$(775,109)	$(317,680)
Changes in accounts payable and other current liabilities related to capital expenditures	56,504	(53,490)
Additions to property, plant and equipment, net	$(718,605)	$(371,170)

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Unaudited, in thousands)

	Common Unitholders	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance, July 1, 2019	$2,774,047	$(136,268)	$2,637,779
Comprehensive income:
Net income	273,038	—	273,038
Total other comprehensive loss	—	(11,677)	(11,677)
Total comprehensive income (loss)	273,038	(11,677)	261,361
Distributions	(231,258)	—	(231,258)
Equity-based incentive compensation expense	6,773	—	6,773
Other	(199)	—	(199)
Three Months Ended September 30, 2019	$2,822,401	$(147,945)	$2,674,456

Balance, July 1, 2020	$2,620,365	$(165,627)	$2,454,738
Comprehensive income:
Net income	211,638	—	211,638
Total other comprehensive income	—	2,323	2,323
Total comprehensive income	211,638	2,323	213,961
Distributions	(231,245)	—	(231,245)
Equity-based incentive compensation expense	1,169	—	1,169
Repurchases of common units	(49,968)	—	(49,968)
Other	(211)	—	(211)
Three Months Ended September 30, 2020	$2,551,748	$(163,304)	$2,388,444

MAGELLAN MIDSTREAM PARTNERS, L.P. CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (Continued) (Unaudited, in thousands)

	Common Unitholders	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance, January 1, 2019	$2,763,925	$(120,491)	$2,643,434
Comprehensive income:
Net income	734,404	—	734,404
Total other comprehensive loss	—	(27,454)	(27,454)
Total comprehensive income (loss)	734,404	(27,454)	706,950
Distributions	(688,635)	—	(688,635)
Equity-based incentive compensation expense	22,577	—	22,577
Issuance of limited partner units in settlement of equity-based incentive plan awards	480	—	480
Payments associated with settlement of equity-based incentive compensation	(9,764)	—	(9,764)
Other	(586)	—	(586)
Nine Months Ended September 30, 2019	$2,822,401	$(147,945)	$2,674,456

Balance, January 1, 2020	$2,877,105	$(162,077)	$2,715,028
Comprehensive income:
Net income	633,045	—	633,045
Total other comprehensive loss	—	(1,227)	(1,227)
Total comprehensive income (loss)	633,045	(1,227)	631,818
Distributions	(697,264)	—	(697,264)
Equity-based incentive compensation expense	5,580	—	5,580
Repurchases of common units	(251,950)	—	(251,950)
Issuance of limited partner units in settlement of equity-based incentive plan awards	600	—	600
Payments associated with settlement of equity-based incentive compensation	(14,700)	—	(14,700)
Other	(668)	—	(668)
Nine Months Ended September 30, 2020	$2,551,748	$(163,304)	$2,388,444

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization, Description of Business and Basis of Presentation

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

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil.  As of September 30, 2020, our asset portfolio consisted of:

•our refined products segment, comprised of our approximately 9,800-mile refined products pipeline system with 54 connected terminals, as well as 25 independent terminals not connected to our pipeline system and two marine storage terminals (one of which is owned through a joint venture); and

•our crude oil segment, comprised of approximately 2,200 miles of crude oil pipelines, a condensate splitter and 37 million barrels of aggregate storage capacity, of which approximately 25 million barrels are used for contract storage. Approximately 1,000 miles of these pipelines, the condensate splitter and 30 million barrels of this storage capacity (including 22 million barrels used for contract storage) are wholly-owned, with the remainder owned through joint ventures.

Terminology common in our industry includes the following terms, which describe products that we transport, store and distribute through our pipelines and terminals:

•refined products are the output from crude oil refineries that are primarily used as fuels by consumers. Refined products include gasoline, diesel fuel, aviation fuel, kerosene and heating oil.  Diesel fuel, kerosene and heating oil are referred to as distillates;

•transmix is a mixture of refined products that forms when transported in pipelines. Transmix is fractionated and blended into usable refined products;

•liquefied petroleum gases, or LPGs, are liquids produced as by-products of the crude oil refining process and in connection with natural gas production. LPGs include butane and propane;

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•blendstocks are products blended with refined products to change or enhance their characteristics such as increasing a gasoline’s octane or oxygen content. Blendstocks include alkylates, oxygenates and natural gasoline;

•heavy oils and feedstocks are products used as burner fuels or feedstocks for further processing by refineries and petrochemical facilities. Heavy oils and feedstocks include No. 6 fuel oil and vacuum gas oil;

•crude oil, which includes condensate, is a naturally occurring unrefined petroleum product recovered from underground that is used as feedstock by refineries, splitters and petrochemical facilities; and

•biofuels, such as ethanol and biodiesel, are fuels derived from living materials and typically blended with other refined products as required by government mandates.

We use the term petroleum products to describe any, or a combination, of the above-noted products.

Basis of Presentation

In the opinion of management, our accompanying consolidated financial statements which are unaudited, except for the consolidated balance sheet as of December 31, 2019, which is derived from our audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2020, the results of operations for the three and nine months ended September 30, 2019 and 2020 and cash flows for the nine months ended September 30, 2019 and 2020. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020 for several reasons. Profits from our gas liquids blending activities are realized largely during the first and fourth quarters of each year.  Additionally, gasoline demand, which drives transportation volumes and revenues on our refined products pipeline system, generally trends higher during the summer driving months.  Further, the volatility of commodity prices impacts the profits from our commodity activities and the volume of petroleum products we transport on our pipelines.  Finally, we expect the impact of COVID-19 on demand for petroleum products and the decline in commodity prices to continue to affect our results of operations in the remaining quarter of 2020, resulting in decreased transportation and terminalling revenues and reduced profits from our gas liquids blending activities.

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

Reclassifications

Prior period amounts related to intrastate crude oil volumes shipped by our marketing affiliate have been reclassified from product sales revenue to transportation revenue to conform with the current period’s presentation.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of our consolidated financial statements, as well as their impact

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates.

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326). The new guidance is effective for reporting periods beginning after December 15, 2019. The standard replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We adopted the new guidance as of January 1, 2020 using the modified retrospective approach related to our accounts receivables and contract assets, resulting in no cumulative adjustment to retained earnings. The adoption of this guidance did not have a material impact on our consolidated statements of income for the three and nine month periods ended September 30, 2020.

2.Segment Disclosures

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2019
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$352,611	$155,377	$(1,556)	$506,432
Product sales revenue	136,464	8,343	—	144,807
Affiliate management fee revenue	1,764	3,593	—	5,357
Total revenue	490,839	167,313	(1,556)	656,596
Operating expenses	127,328	44,961	(2,902)	169,387
Cost of product sales	100,416	8,341	—	108,757
Other operating (income) expense	(3,249)	3,628	—	379
Earnings of non-controlled entities	(4,142)	(46,047)	—	(50,189)
Operating margin	270,486	156,430	1,346	428,262
Depreciation, amortization and impairment expense	39,660	15,621	1,346	56,627
G&A expense	36,806	14,350	—	51,156
Operating profit	$194,020	$126,459	$—	$320,479

	Three Months Ended September 30, 2020
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$320,809	$154,652	$(1,930)	$473,531
Product sales revenue	114,252	5,193	—	119,445
Affiliate management fee revenue	1,579	3,709	—	5,288
Total revenue	436,640	163,554	(1,930)	598,264
Operating expenses	118,579	46,956	(3,553)	161,982
Cost of product sales	86,356	9,763	—	96,119
Other operating (income) expense	(193)	3,056	—	2,863
Earnings of non-controlled entities	(7,134)	(32,001)	—	(39,135)
Operating margin	239,032	135,780	1,623	376,435
Depreciation, amortization and impairment expense	41,620	28,579	1,623	71,822
G&A expense	27,487	10,529	—	38,016
Operating profit	$169,925	$96,672	$—	$266,597

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2019
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$1,009,812	$467,652	$(3,835)	$1,473,629
Product sales revenue	478,441	19,350	—	497,791
Affiliate management fee revenue	5,085	10,725	—	15,810
Total revenue	1,493,338	497,727	(3,835)	1,987,230
Operating expenses	362,870	129,431	(7,960)	484,341
Cost of product sales	411,012	19,715	—	430,727
Other operating (income) expense	(9,648)	8,110	—	(1,538)
Earnings of non-controlled entities	(145)	(122,084)	—	(122,229)
Operating margin	729,249	462,555	4,125	1,195,929
Depreciation, amortization and impairment expense	128,724	48,179	4,125	181,028
G&A expense	107,179	42,355	—	149,534
Operating profit	$493,346	$372,021	$—	$865,367

	Nine Months Ended September 30, 2020
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$914,887	$433,947	$(5,093)	$1,343,741
Product sales revenue	461,701	20,141	—	481,842
Affiliate management fee revenue	4,676	11,219	—	15,895
Total revenue	1,381,264	465,307	(5,093)	1,841,478
Operating expenses	327,866	139,645	(9,914)	457,597
Cost of product sales	365,314	30,550	—	395,864
Other operating (income) expense	(2,223)	1,684	—	(539)
Earnings of non-controlled entities	(25,946)	(90,538)	—	(116,484)
Operating margin	716,253	383,966	4,821	1,105,040
Depreciation, amortization and impairment expense	128,708	60,367	4,821	193,896
G&A expense	84,802	32,290	—	117,092
Operating profit	$502,743	$291,309	$—	$794,052

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.Revenue from Contracts with Customers

Statement of Income Disclosures

The following tables provide details of our revenues disaggregated by key activities that comprise our performance obligations by operating segment (in thousands):

	Three Months Ended September 30, 2019
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$208,073	$95,530	$—	$303,603
Terminalling	48,428	3,176	—	51,604
Storage	53,433	30,037	(1,556)	81,914
Ancillary services	36,375	7,278	—	43,653
Lease revenue	6,302	19,356	—	25,658
Transportation and terminals revenue	352,611	155,377	(1,556)	506,432
Product sales revenue	136,464	8,343	—	144,807
Affiliate management fee revenue	1,764	3,593	—	5,357
Total revenue	490,839	167,313	(1,556)	656,596
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue(1)	(6,302)	(19,356)	—	(25,658)
(Gains) losses from futures contracts included in product sales revenue(2)	(17,061)	(564)	—	(17,625)
Affiliate management fee revenue	(1,764)	(3,593)	—	(5,357)
Total revenue from contracts with customers under ASC 606	$465,712	$143,800	$(1,556)	$607,956

(1) Lease revenue is accounted for under Accounting Standards Codification (“ASC”) 842, Leases.
(2) The impact on product sales revenue from futures contracts falls under the guidance of ASC 815, Derivatives and Hedging.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2020
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$192,194	$90,156	$—	$282,350
Terminalling	41,227	5,651	—	46,878
Storage	49,366	32,876	(1,930)	80,312
Ancillary services	32,707	6,828	—	39,535
Lease revenue	5,315	19,141	—	24,456
Transportation and terminals revenue	320,809	154,652	(1,930)	473,531
Product sales revenue	114,252	5,193	—	119,445
Affiliate management fee revenue	1,579	3,709	—	5,288
Total revenue	436,640	163,554	(1,930)	598,264
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue(1)	(5,315)	(19,141)	—	(24,456)
(Gains) losses from futures contracts included in product sales revenue(2)	6,850	884	—	7,734
Affiliate management fee revenue	(1,579)	(3,709)	—	(5,288)
Total revenue from contracts with customers under ASC 606	$436,596	$141,588	$(1,930)	$576,254

(1) Lease revenue is accounted for under ASC 842, Leases.
(2) The impact on product sales revenue from futures contracts falls under the guidance of ASC 815, Derivatives and Hedging.

	Nine Months Ended September 30, 2019
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$584,662	$290,754	$—	$875,416
Terminalling	138,968	13,146	—	152,114
Storage	162,139	89,313	(3,835)	247,617
Ancillary services	103,287	20,488	—	123,775
Lease revenue	20,756	53,951	—	74,707
Transportation and terminals revenue	1,009,812	467,652	(3,835)	1,473,629
Product sales revenue	478,441	19,350	—	497,791
Affiliate management fee revenue	5,085	10,725	—	15,810
Total revenue	1,493,338	497,727	(3,835)	1,987,230
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue(1)	(20,756)	(53,951)	—	(74,707)
(Gains) losses from futures contracts included in product sales revenue(2)	39,761	1,743	—	41,504
Affiliate management fee revenue	(5,085)	(10,725)	—	(15,810)
Total revenue from contracts with customers under ASC 606	$1,507,258	$434,794	$(3,835)	$1,938,217

(1) Lease revenue is accounted for under ASC 842, Leases.
(2) The impact on product sales revenue from futures contracts falls under the guidance of ASC 815, Derivatives and Hedging.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2020
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$533,451	$244,154	$—	$777,605
Terminalling	117,916	14,702	—	132,618
Storage	152,933	97,103	(5,093)	244,943
Ancillary services	93,340	20,746	—	114,086
Lease revenue	17,247	57,242	—	74,489
Transportation and terminals revenue	914,887	433,947	(5,093)	1,343,741
Product sales revenue	461,701	20,141	—	481,842
Affiliate management fee revenue	4,676	11,219	—	15,895
Total revenue	1,381,264	465,307	(5,093)	1,841,478
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue(1)	(17,247)	(57,242)	—	(74,489)
(Gains) losses from futures contracts included in product sales revenue(2)	(89,763)	483	—	(89,280)
Affiliate management fee revenue	(4,676)	(11,219)	—	(15,895)
Total revenue from contracts with customers under ASC 606	$1,269,578	$397,329	$(5,093)	$1,661,814

(1) Lease revenue is accounted for under ASC 842, Leases.
(2) The impact on product sales revenue from futures contracts falls under the guidance of ASC 815, Derivatives and Hedging.

Balance Sheet Disclosures

The following table summarizes our accounts receivable, contract assets and contract liabilities resulting from contracts with customers (in thousands):

	December 31, 2019	September 30, 2020
Accounts receivable from contracts with customers	$124,701	$107,317
Contract assets	$8,071	$13,834
Contract liabilities	$111,670	$94,865

For the three and nine months ended September 30, 2020, respectively, we recognized $9.3 million and $89.3 million of transportation and terminals revenue that was recorded in deferred revenue as of December 31, 2019.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unfulfilled Performance Obligations

The following table provides the aggregate amount of the transaction price allocated to our unfulfilled performance obligations (“UPOs”) as of September 30, 2020 by operating segment, including the range of years remaining on our contracts with customers and an estimate of revenues expected to be recognized over the next 12 months (dollars in thousands):

	Refined Products	Crude Oil	Total
Balances at September 30, 2020	$2,137,259	$1,276,836	$3,414,095
Remaining terms	1 - 18 years	1 - 11 years
Estimated revenues from UPOs to be recognized in the next 12 months	$407,914	$269,156	$677,070

4.Investments in Non-Controlled Entities

Our investments in non-controlled entities at September 30, 2020 were comprised of:

Entity	Ownership Interest
BridgeTex Pipeline Company, LLC (“BridgeTex”)	30%
Double Eagle Pipeline LLC (“Double Eagle”)	50%
HoustonLink Pipeline Company, LLC (“HoustonLink”)	50%
MVP Terminalling, LLC (“MVP”)	50%
Powder Springs Logistics, LLC (“Powder Springs”)	50%
Saddlehorn Pipeline Company, LLC (“Saddlehorn”)	30%
Seabrook Logistics, LLC (“Seabrook”)	50%
Texas Frontera, LLC (“Texas Frontera”)	50%

In the first quarter of 2020, we sold a 10% interest in Saddlehorn to an affiliate of Black Diamond Gathering LLC, which is majority-owned by Noble Midstream Partners LP, reducing our ongoing investment in Saddlehorn to a 30% interest. We received $79.9 million in cash from the sale, and we recorded a gain of $12.9 million on our consolidated statements of income for the nine month period ended September 30, 2020.

We serve as operator of BridgeTex, HoustonLink, MVP, Powder Springs, Saddlehorn, Texas Frontera and the pipeline activities of Seabrook. We receive fees for management services as well as reimbursement or payment to us for certain direct operational payroll and other overhead costs. The management fees we receive are reported as affiliate management fee revenue on our consolidated statements of income. Cost reimbursements we receive from these entities in connection with our operating services are included as reductions to costs and expenses on our consolidated statements of income and totaled $1.2 million and $0.7 million during the three months ended September 30, 2019 and 2020, respectively, and $3.8 million and $2.9 million during the nine months ended September 30, 2019 and 2020, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recorded the following revenue and expense transactions with certain of these non-controlled entities in our consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Transportation and terminals revenue:
BridgeTex, pipeline capacity and storage	$10,737	$9,323	$31,063	$32,748
Double Eagle, throughput revenue	$1,582	$995	$4,813	$4,016
Saddlehorn, storage revenue	$566	$580	$1,669	$1,711
Operating expenses:
Seabrook, storage lease and ancillary services	$6,267	$7,175	$19,417	$21,553
Other operating income:
Seabrook, gain on sale of air emission credits	$—	$—	$—	$1,410
MVP, easement sale	$289	$—	$289	$—

Our consolidated balance sheets reflected the following balances related to our investments in non-controlled entities (in thousands):

	December 31, 2019
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable	Long-Term Receivables
BridgeTex	$392	$26	$—	$—
Double Eagle	$445	$—	$—	$—
HoustonLink	$60	$—	$—	$—
MVP	$—	$418	$—	$—
Powder Springs	$161	$—	$—	$6,006
Saddlehorn	$—	$126	$—	$—
Seabrook	$941	$—	$1,349	$—

	September 30, 2020
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable	Long-Term Receivables
BridgeTex	$382	$441	$225	$—
Double Eagle	$286	$—	$—	$—
MVP	$—	$460	$—	$—
Powder Springs	$—	$—	$—	$8,970
Saddlehorn	$—	$142	$—	$—
Seabrook	$497	$—	$4,267	$—

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

A summary of our investments in non-controlled entities follows (in thousands):

Investments at 12/31/2019	$1,240,551
Additional investment	73,678
Sale of ownership interest in Saddlehorn	(66,989)
Earnings of non-controlled entities:
Proportionate share of earnings	117,848
Amortization of excess investment and capitalized interest	(1,364)
Earnings of non-controlled entities	116,484
Less:
Distributions from operations of non-controlled entities	152,645
Investments at 9/30/2020	$1,211,079

5.Inventory

Inventory at December 31, 2019 and September 30, 2020 was as follows (in thousands):

	December 31, 2019	September 30, 2020
Refined products	$96,128	$60,515
Liquefied petroleum gases	29,982	30,155
Transmix	39,546	20,821
Crude oil	12,714	12,872
Additives	6,029	4,670
Total inventory	$184,399	$129,033

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.Debt
Long-term debt at December 31, 2019 and September 30, 2020 was as follows (in thousands):

	December 31, 2019	September 30, 2020
Commercial paper	$—	$248,000
4.25% Notes due 2021	550,000	—
3.20% Notes due 2025	250,000	250,000
5.00% Notes due 2026	650,000	650,000
3.25% Notes due 2030	—	500,000
6.40% Notes due 2037	250,000	250,000
4.20% Notes due 2042	250,000	250,000
5.15% Notes due 2043	550,000	550,000
4.20% Notes due 2045	250,000	250,000
4.25% Notes due 2046	500,000	500,000
4.20% Notes due 2047	500,000	500,000
4.85% Notes due 2049	500,000	500,000
3.95% Notes due 2050	500,000	500,000
Face value of long-term debt	4,750,000	4,948,000
Unamortized debt issuance costs(1)	(35,263)	(37,407)
Net unamortized debt discount(1)	(8,662)	(10,282)
Long-term debt, net	$4,706,075	$4,900,311

(1)        Debt issuance costs, note discounts and premiums and realized gains and losses of historical fair value hedges are being amortized or accreted to the applicable notes over the respective lives of those notes.

All of the instruments detailed in the table above are senior indebtedness.

2020 Debt Issuance

In May 2020, we issued $500.0 million of 3.25% senior notes due 2030 in an underwritten public offering. The notes were issued at 99.88% of par. Net proceeds from this offering were approximately $495.2 million after underwriting discounts and offering expenses. The net proceeds from this offering, along with commercial paper borrowings and cash on hand, were used to redeem our $550 million senior notes due in 2021. We recognized $12.9 million of debt prepayment costs as interest expense in our consolidated statements of income related to this early redemption, partially offset by the recognition of a $0.7 million unamortized debt premium, for the nine months ended September 30, 2020.

Other Debt

Revolving Credit Facility. At September 30, 2020, the total borrowing capacity under our revolving credit facility maturing in May 2024 was $1.0 billion. Any borrowings outstanding under this facility are classified as long-term debt on our consolidated balance sheets. Borrowings under this facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.875% to 1.500% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate between 0.075% and 0.200% depending on our credit ratings. The unused commitment fee was 0.125% at September 30, 2020. Borrowings under this facility may be used for general partnership purposes, including capital expenditures. As of December 31, 2019 and September 30, 2020, there were no borrowings outstanding under this facility and $3.5 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets, but decrease our borrowing capacity

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under this facility.

Commercial Paper Program. We have a commercial paper program under which we may issue commercial paper notes in an amount up to the available capacity under our $1.0 billion revolving credit facility. The maturities of the commercial paper notes vary, but may not exceed 397 days from the date of issuance. Because the commercial paper we can issue is limited to amounts available under our revolving credit facility, amounts outstanding under the program are classified as long-term debt. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. Commercial paper borrowings outstanding at September 30, 2020 were $248.0 million. The weighted-average interest rate for commercial paper borrowings based on the number of days outstanding was 0.6% for the nine months ended September 30, 2020.

7.Leases

Operating Leases – Lessee

Related-Party Operating Lease. We have a long-term terminalling and storage contract with Seabrook for exclusive use of dedicated tankage that provides our customers with crude oil storage capacity and dock access for crude oil imports and exports on the Texas Gulf Coast.

The following tables provide information about our third-party and Seabrook operating leases (dollars in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2020
	Third-Party Leases	Seabrook Lease	All Leases	Third-Party Leases	Seabrook Lease	All Leases
Total lease expense	$6,206	$6,267	$12,473	$6,474	$7,175	$13,649

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2020
	Third-Party Leases	Seabrook Lease	All Leases	Third-Party Leases	Seabrook Lease	All Leases
Total lease expense	$17,631	$19,417	$37,048	$18,173	$21,553	$39,726

	December 31, 2019			September 30, 2020
	Third-Party Leases	Seabrook Lease	All Leases	Third-Party Leases	Seabrook Lease	All Leases
Current lease liability	$15,136	$11,085	$26,221	$15,721	$11,456	$27,177
Long-term lease liability	$81,508	$62,515	$144,023	$67,323	$54,441	$121,764
Right-of-use asset	$98,268	$73,600	$171,868	$86,185	$65,897	$152,082

8.Employee Benefit Plans

We sponsor a defined contribution plan in which we match our employees’ qualifying contributions, resulting in additional expense to us. Expenses related to the defined contribution plan were $2.8 million for each of the three months ended September 30, 2019 and 2020, and $9.3 million and $9.7 million for the nine months ended September 30, 2019 and 2020, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, we sponsor two pension plans, including one for all non-union employees and one that covers union employees, and a postretirement benefit plan for certain employees. Prior to the March 2020 sale of our New Haven terminal (See Note 1 – Organization, Description of Business and Basis of Presentation), we sponsored an additional union pension plan that covered union employees at that terminal. Net periodic benefit expense for the three and nine months ended September 30, 2019 and 2020 was as follows (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2020
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$6,260	$48	$6,898	$64
Interest cost	3,026	126	2,738	121
Expected return on plan assets	(2,354)	—	(2,829)	—
Amortization of prior service credit	(46)	—	(46)	—
Amortization of actuarial loss	1,352	60	1,346	127
Settlement cost	439	—	—	—
Net periodic benefit cost	$8,677	$234	$8,107	$312

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2020
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$19,145	$145	$20,836	$193
Interest cost	9,136	380	8,251	360
Expected return on plan assets	(7,045)	—	(8,524)	—
Amortization of prior service credit	(136)	—	(136)	—
Amortization of actuarial loss	4,137	248	4,080	382
Settlement cost	2,499	—	969	—
Settlement gain on disposition of assets	—	—	(1,342)	—
Net periodic benefit cost	$27,736	$773	$24,134	$935

The service component of our net periodic benefit costs is presented in operating expense and G&A expense, and the non-service components are presented in other (income) expense in our consolidated statements of income.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in accumulated other comprehensive loss (“AOCL”) related to employee benefit plan assets and benefit obligations for the three and nine months ended September 30, 2019 and 2020 were as follows (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2020
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(93,876)	$(6,105)	$(98,610)	$(9,269)
Recognition of prior service credit amortization in income	(46)	—	(46)	—
Recognition of actuarial loss amortization in income	1,352	60	1,346	127
Recognition of settlement cost in income	439	—	—	—
Ending balance	$(92,131)	$(6,045)	$(97,310)	$(9,142)

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2020
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(88,602)	$(5,409)	$(104,739)	$(8,378)
Net actuarial gain (loss)	(10,029)	(884)	813	(1,146)
Curtailment gain	—	—	1,703	—
Recognition of prior service credit amortization in income	(136)	—	(136)	—
Recognition of actuarial loss amortization in income	4,137	248	4,080	382
Recognition of settlement cost in income	2,499	—	969	—
Ending balance	$(92,131)	$(6,045)	$(97,310)	$(9,142)

Contributions estimated to be paid into the plans in 2020 are $29.3 million and $0.9 million for the pension plans and other postretirement benefit plan, respectively.

9.Long-Term Incentive Plan
The compensation committee of our general partner’s board of directors administers our long-term incentive plan (“LTIP”) covering certain of our employees and the independent directors of our general partner. The LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate payout of 11.9 million of our common units. The estimated units remaining available under the LTIP at September 30, 2020 total 1.0 million.

Equity-based incentive compensation expense for the three and nine months ended September 30, 2019 and 2020, primarily recorded as G&A expense on our consolidated statements of income, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Performance-based awards	$5,162	$(1,121)	$18,123	$(1,247)
Time-based awards	1,611	2,290	4,454	6,827
Total	$6,773	$1,169	$22,577	$5,580

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2020, we reduced our LTIP accruals related to performance awards vesting in 2020 and 2021 to reflect the estimated impacts of COVID-19 related reductions in economic activity and the significant decline in commodity prices.

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

10.Derivative Financial Instruments

Interest Rate Derivatives

In second quarter 2020, upon issuance of $500.0 million of 3.25% notes due 2030, we terminated and settled $100.0 million of treasury lock agreements that we had previously entered into to protect against the variability of future interest payments for a loss of $10.4 million, which was included in our statements of cash flows as a net payment on financial derivatives. These agreements were accounted for as cash flow hedges. The loss was recorded to other comprehensive income and will be recognized into earnings as an adjustment to our periodic interest expense over the term of the hedged transaction in accordance with our hedging strategy.

Commodity Derivatives

Our open futures contracts at September 30, 2020 were as follows:

Type of Contract/Accounting Methodology	Product Represented by the Contract and Associated Barrels	Maturity Dates
Futures - Economic Hedges	3.1 million barrels of refined products and crude oil	Between October 2020 and November 2022
Futures - Economic Hedges	0.6 million barrels of gas liquids	Between October and December 2020

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commodity Derivatives Contracts and Deposits Offsets

At December 31, 2019 and September 30, 2020, we had made margin deposits of $27.4 million and $14.0 million, respectively, for our futures contracts with our counterparties, which were recorded as current assets under commodity derivatives deposits on our consolidated balance sheets. We have the right to offset the combined fair values of our open futures contracts against our margin deposits under a master netting arrangement for each counterparty; however, we have elected to present the combined fair values of our open futures contracts separately from the related margin deposits on our consolidated balance sheets. Additionally, we have the right to offset the fair values of our futures contracts together for each counterparty, which we have elected to do, and we report the combined net balances on our consolidated balance sheets. A schedule of the derivative amounts we have offset and the deposit amounts we could offset under a master netting arrangement are provided below as of December 31, 2019 and September 30, 2020 (in thousands):

Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Assets Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheets	Net Asset Amount(1)
As of 12/31/2019	$(11,033)	$811	$(10,222)	$27,415	$17,193
As of 9/30/2020	$(4,386)	$2,740	$(1,646)	$14,031	$12,385

(1)     Amount represents the maximum loss we would incur if all of our counterparties failed to perform on their derivative contracts.

Basis Derivative Agreement
During 2019, we entered into a basis derivative agreement with a joint venture co-owner’s affiliate, and, contemporaneously, that affiliate entered into an intrastate transportation services agreement with the joint venture. Settlements under the basis derivative agreement are determined based on the basis differential of crude oil prices at different market locations and a notional volume of 30,000 barrels per day. As a result, we account for this agreement as a derivative. The agreement will expire in early 2022. We recognize the changes in fair value of this agreement based on forward price curves for crude oil in West Texas and the Houston Gulf Coast in other operating income (expense) in our consolidated statements of income. The liability for this agreement at December 31, 2019 and September 30, 2020 was $17.3 million and $12.3 million, respectively.

Impact of Derivatives on Our Financial Statements

Comprehensive Income

The changes in derivative activity included in AOCL for the three and nine months ended September 30, 2019 and 2020 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Losses Included in AOCL	2019	2020	2019	2020
Beginning balance	$(36,287)	$(57,748)	$(26,480)	$(48,960)
Net loss on cash flow hedges	(14,181)	—	(25,216)	(10,444)
Reclassification of net loss on cash flow hedges to income	699	896	1,927	2,552
Ending balance	$(49,769)	$(56,852)	$(49,769)	$(56,852)

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the effect on our consolidated statements of income for the three and nine months ended September 30, 2019 and 2020 of derivatives that were designated as cash flow hedges (in thousands):

	Interest Rate Contracts
	Amount of Loss Recognized in AOCL on Derivatives	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Three Months Ended September 30, 2019	$(14,181)	Interest expense	$(699)
Three Months Ended September 30, 2020	$—	Interest expense	$(896)
Nine Months Ended September 30, 2019	$(25,216)	Interest expense	$(1,927)
Nine Months Ended September 30, 2020	$(10,444)	Interest expense	$(2,552)

As of September 30, 2020, the net loss estimated to be classified to interest expense over the next twelve months from AOCL is approximately $3.3 million. This amount relates to the amortization of losses on interest rate contracts over the life of the related debt instruments.
The following table provides a summary of the effect on our consolidated statements of income for the three and nine months ended September 30, 2019 and 2020 of derivatives that were not designated as hedging instruments (in thousands):

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended		Nine Months Ended
	Location of Gain (Loss) Recognized on Derivatives	September 30,		September 30,
Derivative Instrument		2019	2020	2019	2020
Futures contracts	Product sales revenue	$17,626	$(7,734)	$(41,504)	$89,280
Futures contracts	Cost of product sales	(5,581)	1,815	(9,456)	(2,529)
Basis derivative agreement	Other operating income (expense)	(3,910)	(3,155)	(8,869)	(2,654)
	Total	$8,135	$(9,074)	$(59,829)	$84,097
The impact of the derivatives in the above table was reflected as cash from operations on our consolidated statements of cash flows.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheets

The following tables provide a summary of the fair value of derivatives, which are presented on a net basis in our consolidated balance sheets, that were not designated as hedging instruments as of December 31, 2019 and September 30, 2020 (in thousands):

	December 31, 2019
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Commodity derivatives contracts, net	$811	Commodity derivatives contracts, net	$11,033
Basis derivative agreement	Other current assets	—	Other current liabilities	8,457
Basis derivative agreement	Other noncurrent assets	—	Other noncurrent liabilities	8,847
	Total	$811	Total	$28,337

	September 30, 2020
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Commodity derivatives contracts, net	$1,095	Commodity derivatives contracts, net	$3,983
Futures contracts	Other noncurrent assets	1,645	Other noncurrent assets	403
Basis derivative agreement	Other current assets	—	Other current liabilities	9,280
Basis derivative agreement	Other noncurrent assets	—	Other noncurrent liabilities	2,994
	Total	$2,740	Total	$16,660

11.Fair Value

Fair Value Methods and Assumptions - Financial Assets and Liabilities

We used the following methods and assumptions in estimating fair value of our financial assets and liabilities:

•Commodity derivatives contracts. These include exchange-traded futures contracts related to petroleum products. These contracts are carried at fair value on our consolidated balance sheets and are valued based on quoted prices in active markets. See Note 10 – Derivative Financial Instruments for further disclosures regarding these contracts.

•Basis derivative agreement. During 2019, we entered into a basis derivative agreement with a joint venture co-owner’s affiliate, and, contemporaneously, that affiliate entered into an intrastate transportation services agreement with the joint venture. Settlements under the basis derivative agreement are determined based on the basis differential of crude oil prices at different market locations and a notional volume of 30,000 barrels per day (see Note 10 - Derivative Financial Instruments for further disclosures regarding this agreement). The fair value of this derivative was calculated based on observable market data inputs, including published commodity pricing data and market interest rates. The key inputs in the fair value calculation include the forward price curves for crude oil, the implied forward correlation in crude oil prices between West Texas and the Houston Gulf Coast, and the implied forward volatility for crude oil futures contracts.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•Long-term receivables. These primarily include payments receivable under a sales-type leasing arrangement and cost reimbursement payments receivable. These receivables were recorded at fair value on our consolidated balance sheets, using then-current market rates to estimate the present value of future cash flows.

•Guarantees and contractual obligations. At September 30, 2020, these primarily include a long-term contractual obligation we entered into in connection with the sale of our three marine terminals to a subsidiary of Buckeye. This obligation requires us to perform certain environmental remediation work on Buckeye’s behalf at the New Haven terminal.  The contractual obligation was recorded at fair value on our consolidated balance sheets upon initial recognition and was calculated using our best estimate of potential outcome scenarios to determine our liability for the remediation costs required in this agreement.

•Debt. The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2019 and September 30, 2020; however, where recent observable market trades were not available, prices were determined using adjustments to the last traded value for that debt issuance or by adjustments to the prices of similar debt instruments of peer entities that are actively traded. The carrying amount of borrowings, if any, under our revolving credit facility and our commercial paper program approximates fair value due to the frequent repricing of these obligations.

Fair Value Measurements - Financial Assets and Liabilities

The following tables summarize the carrying amounts, fair values and fair value measurements recorded or disclosed as of December 31, 2019 and September 30, 2020 based on the three levels established by ASC 820, Fair Value Measurements and Disclosures (in thousands):

	December 31, 2019
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives contracts	$(10,222)	$(10,222)	$(10,222)	$—	$—
Basis derivative agreement	$(17,304)	$(17,304)	$—	$(17,304)
Long-term receivables	$20,782	$20,782	$—	$—	$20,782
Guarantees and contractual obligations	$(408)	$(408)	$—	$—	$(408)
Debt	$(4,706,075)	$(5,192,685)	$—	$(5,192,685)	$—

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2020
Assets (Liabilities)			Fair Value Measurements using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives contracts	$(1,646)	$(1,646)	$(1,646)	$—	$—
Basis derivative agreement	$(12,274)	$(12,274)	$—	$(12,274)	$—
Long-term receivables	$21,850	$21,850	$—	$—	$21,850
Guarantees and contractual obligations	$(11,239)	$(11,239)	$—	$—	$(11,239)
Debt	$(4,900,311)	$(4,872,340)	$—	$(4,872,340)	$—

12.Commitments and Contingencies

Butane Blending Patent Infringement Proceeding

On October 4, 2017, Sunoco Partners Marketing & Terminals L.P. (“Sunoco”) brought an action for patent infringement in the U.S. District Court for the District of Delaware alleging Magellan Midstream Partners, L.P. (“Magellan”) and Powder Springs Logistics, LLC (“Powder Springs”) are infringing patents related to butane blending at the Powder Springs facility located in Powder Springs, Georgia. Sunoco subsequently submitted pleadings alleging that Magellan is also infringing various patents related to butane blending at nine Magellan facilities, in addition to Powder Springs. Sunoco is seeking monetary damages, attorneys’ fees and a permanent injunction enjoining Magellan and Powder Springs from infringing the subject patents. We deny and are vigorously defending against all claims asserted by Sunoco. Although it is not possible to predict the ultimate outcome, we believe the ultimate resolution of this matter will not have a material adverse impact on our results of operations, financial position or cash flows.

Environmental Liabilities

Liabilities recognized for estimated environmental costs were $14.9 million and $11.9 million at December 31, 2019 and September 30, 2020, respectively. We have classified environmental liabilities as current or noncurrent based on management’s estimates regarding the timing of actual payments. Environmental expenses recognized as a result of changes in our environmental liabilities are generally included in operating expenses on our consolidated statements of income. Environmental expenses were $0.8 million and $0.1 million for the three months ended September 30, 2019 and 2020, respectively, and $4.2 million and $1.3 million for the nine months ended September 30, 2019 and 2020, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Environmental Receivables

Receivables from insurance carriers and other third parties related to environmental matters were $2.9 million at December 31, 2019, of which $1.8 million and $1.1 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets. Receivables from insurance carriers and other third parties related to environmental matters were $1.8 million at September 30, 2020, of which $1.0 million and $0.8 million were recorded to other accounts receivable and long-term receivables, respectively, on our consolidated balance sheets.

Other

In first quarter 2020, we entered into a long-term contractual obligation in connection with the sale of three marine terminals to Buckeye.  This obligation requires us to perform certain environmental remediation work on Buckeye’s behalf at the New Haven terminal.  As of September 30, 2020, our consolidated balance sheets reflected a current liability of $0.6 million and a noncurrent liability of $10.2 million to reflect the fair value of this obligation.

We have entered into an agreement to guarantee our 50% pro rata share, up to $25.0 million, of obligations under Powder Springs’ credit facility. As of September 30, 2020, our consolidated balance sheets reflected a $0.4 million other current liability and a corresponding increase in our investment in non-controlled entities on our consolidated balance sheets to reflect the fair value of this guarantee.

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

13.Related Party Transactions

Stacy Methvin is an independent member of our general partner’s board of directors and is also a director of one of our customers.  We received tariff, terminalling and other ancillary revenue from this customer of $7.1 million and $8.6 million for the three months ended September 30, 2019 and 2020, respectively, and $21.4 million and $24.3 million for the nine months ended September 30, 2019 and 2020, respectively. We recorded receivables of $3.8 million and $3.7 million from this customer at December 31, 2019 and September 30, 2020, respectively.  We also received storage and other miscellaneous revenue of $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, from a subsidiary of a separate company for which Stacy Methvin serves as a director.

See Note 4 – Investments in Non-Controlled Entities and Note 7 – Leases for details of transactions with our joint ventures.

14.Partners’ Capital and Distributions

Partners’ Capital

Our general partner’s board of directors authorized the repurchase of up to $750 million of our common units through 2022. The timing, price and actual number of common units repurchased will depend on a number of factors including our expected expansion capital spending needs, excess cash available, balance sheet metrics, legal and

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

regulatory requirements, market conditions and the trading price of our common units. The repurchase program does not obligate us to acquire any particular amount of common units, and the repurchase program may be suspended or discontinued at any time.

The following table details the changes in the number of our common units outstanding from December 31, 2019 through September 30, 2020:

Common units outstanding on December 31, 2019	228,403,428
Units repurchased during 2020	(4,987,128)
January 2020–Settlement of employee LTIP awards	275,093
During 2020–Other(a)	9,550
Common units outstanding on September 30, 2020	223,700,943

(a) Common units issued to settle the equity-based retainers paid to independent directors of our general partner.

Distributions

Distributions we paid during 2019 and 2020 were as follows (in thousands, except per unit amounts):

Payment Date	Per Unit Cash Distribution Amount	Total Cash Distribution
02/14/2019	$0.9975	$227,832
05/15/2019	1.0050	229,545
08/14/2019	1.0125	231,258
Through 09/30/2019	3.0150	688,635
11/14/2019	1.0200	232,971
Total	$4.0350	$921,606

02/14/2020	$1.0275	$234,774
05/15/2020	1.0275	231,245
08/14/2020	1.0275	231,245
Through 09/30/2020	3.0825	697,264
11/13/2020(a)	1.0275	229,853
Total	$4.1100	$927,117

(a) Our general partner’s board of directors declared this cash distribution in October 2020 to be paid on November 13, 2020 to unitholders of record at the close of business on November 6, 2020.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.Subsequent Events

Recognizable events

No recognizable events occurred subsequent to September 30, 2020.

Non-recognizable events

Cash Distribution. In October 2020, our general partner’s board of directors declared a quarterly cash distribution of $1.0275 per unit for the period of July 1, 2020 through September 30, 2020. This quarterly cash distribution will be paid on November 13, 2020 to unitholders of record on November 6, 2020.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a publicly traded limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of September 30, 2020, our asset portfolio consisted of:
•our refined products segment, comprised of our approximately 9,800-mile refined products pipeline system with 54 connected terminals, as well as 25 independent terminals not connected to our pipeline system and two marine storage terminals (one of which is owned through a joint venture); and

•our crude oil segment, comprised of approximately 2,200 miles of crude oil pipelines, a condensate splitter and 37 million barrels of aggregate storage capacity, of which approximately 25 million barrels are used for contract storage. Approximately 1,000 miles of these pipelines, the condensate splitter and 30 million barrels of this storage capacity (including 22 million barrels used for contract storage) are wholly-owned, with the remainder owned through joint ventures.

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

Recent Developments

COVID-19 and Decline in Commodity Prices.  This year’s unprecedented events impacting travel and economic activity have significantly reduced demand for refined products in the markets we serve.  The related declines in commodity prices have also significantly reduced the value of tender barrels we receive from our transportation customers and the margins we earn from our gas liquids blending activities.  The reduction in refined products demand and lower crude oil prices have combined to put significant downward pressure on domestic crude oil production.  While we benefit from take-or-pay commitments for the majority of the capacity of our long-haul crude oil pipelines, a sustained reduction in crude oil production could cause delays in the timing of our recognition of revenue from these commitments.  These factors have also significantly decreased the creditworthiness of certain of our crude oil transportation customers, resulting in an increased risk of customer defaults.  To date, our operations and our employees have successfully adapted to the current environment, enabling our customers to continue benefiting from the services they rely on from our critical infrastructure, and our customers have continued to meet their obligations to us.  Given the uncertain timing of a return of refined products demand to historical levels and a recovery in commodity prices, the extent of the impact these events will continue to have on our results of operations is unclear and could be material.  However, we do not believe these events will impact our ability to meet any of our financial obligations or result in any significant impairments to our assets.

Cash Distribution. In October 2020, our general partner’s board of directors declared a quarterly cash distribution of $1.0275 per unit for the period of July 1, 2020 through September 30, 2020. This quarterly cash distribution will be paid on November 13, 2020 to unitholders of record on November 6, 2020.

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

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2020

	Three Months Ended September 30,		Variance Favorable (Unfavorable)
	2019	2020	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$352.6	$320.8	$(31.8)	(9)
Crude oil	155.3	154.6	(0.7)	—
Intersegment eliminations	(1.5)	(1.9)	(0.4)	(27)
Total transportation and terminals revenue	506.4	473.5	(32.9)	(6)
Affiliate management fee revenue	5.3	5.3	—	—
Operating expenses:
Refined products	127.4	118.5	8.9	7
Crude oil	44.9	47.0	(2.1)	(5)
Intersegment eliminations	(3.0)	(3.5)	0.5	17
Total operating expenses	169.3	162.0	7.3	4
Product margin:
Product sales revenue	144.8	119.4	(25.4)	(18)
Cost of product sales	108.7	96.0	12.7	12
Product margin	36.1	23.4	(12.7)	(35)
Other operating income (expense)	(0.4)	(3.0)	(2.6)	(650)
Earnings of non-controlled entities	50.1	39.2	(10.9)	(22)
Operating margin	428.2	376.4	(51.8)	(12)
Depreciation, amortization and impairment expense	56.6	71.8	(15.2)	(27)
G&A expense	51.1	38.0	13.1	26
Operating profit	320.5	266.6	(53.9)	(17)
Interest expense (net of interest income and interest capitalized)	47.3	52.7	(5.4)	(11)
Gain on disposition of assets	(2.6)	—	(2.6)	(100)
Other expense	2.6	1.5	1.1	42
Income before provision for income taxes	273.2	212.4	(60.8)	(22)
Provision for income taxes	0.2	0.8	(0.6)	(300)
Net income	$273.0	$211.6	$(61.4)	(22)
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.618	$1.719
Volume shipped (million barrels):
Gasoline	74.5	71.9
Distillates	47.0	42.5
Aviation fuel	11.1	4.7
Liquefied petroleum gases	3.8	0.1
Total volume shipped	136.4	119.2
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$0.935	$1.401
Volume shipped (million barrels)(1)	79.2	45.1
Terminal average utilization (million barrels per month)	22.9	25.9
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(2)	40.8	30.6
Saddlehorn - volume shipped (million barrels)(3)	17.0	15.1

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

Transportation and terminals revenue decreased $32.9 million resulting from:
•a decrease in refined products revenue of $31.8 million. Transportation volumes decreased primarily due to lower demand in the current year associated with the ongoing impact from COVID-19 and related restrictions as well as reduced drilling activity in response to the lower commodity price environment. Revenues also decreased due to the sale of three marine terminals in first quarter 2020 and discontinuation of the ammonia pipeline operations in late 2019. These declines were partially offset by an increase in the average tariff rate in the current period as well as contributions from the recently-constructed East Houston-to-Hearne pipeline segment that became operational in late 2019 and the West Texas expansion that began operations in the third quarter of 2020. Average tariff rates increased as a result of the 2020 mid-year adjustment as well as reduced short-haul shipments on the South Texas pipelines, which move at a lower rate; and
•a decrease in crude oil revenue of $0.7 million. Lower third-party spot shipments on our Longhorn pipeline due to less favorable differentials between the Permian Basin and Houston were largely offset by the activities of our marketing affiliate. Average tariff rates increased as a result of lower shipments on our Houston distribution system, which move at a lower rate than longer-haul shipments. Lower transportation volume on our Houston distribution system resulted primarily from a change in the way customers now contract for services at our Seabrook export facility, and was offset by incremental revenue from the related terminal transfer fee. Tender deduction revenues also decreased due to lower crude oil prices. These declines were partially offset by increased storage revenues as more contract storage was utilized at higher rates.
Operating expenses decreased by $7.3 million primarily resulting from:
•a decrease in refined products expenses of $8.9 million primarily due to timing of planned integrity spending as well as no costs in the current period associated with the sold or discontinued assets, partially offset by less favorable product overages (which reduce operating expenses); and
•an increase in crude oil expenses of $2.1 million due to the timing of integrity spending and less favorable product overages.

Product margin decreased $12.7 million primarily due to recognition of losses on futures contracts in third quarter 2020 compared to gains in 2019, partially offset by higher sales volume related to our fractionation activities.
Other operating income (expense) was $2.6 million unfavorable primarily due to insurance proceeds received in third quarter 2019 related to Hurricane Harvey.
Earnings of non-controlled entities decreased $10.9 million primarily due to decreased earnings from BridgeTex Pipeline Company, LLC (“BridgeTex”) mainly due to lower volume resulting from less spot shipments based on unfavorable market conditions and customer use of previously earned credits. We also earned less from Saddlehorn Pipeline Company, LLC (“Saddlehorn”) due to our reduced ownership interest. These decreases were partially offset by additional earnings from MVP Terminalling, LLC (“MVP”) from the recent start-up of newly-constructed storage and dock assets.
Depreciation, amortization and impairment expense increased $15.2 million primarily due to the impairment in third quarter 2020 of certain terminalling assets and more assets placed into service.
G&A expense decreased $13.1 million primarily due to lower incentive compensation accruals to reflect the impacts of COVID-19 related reductions in economic activity and the significant decline in commodity prices.

Interest expense, net of interest income and interest capitalized, increased $5.4 million primarily due to lower capitalized interest as a result of lower ongoing construction project spending and higher outstanding debt. Our weighted-average debt outstanding was $4.9 billion in third quarter 2020 compared to $4.6 billion in third quarter 2019. The weighted average interest rate was 4.3% in third quarter 2020 compared to 4.6% in third quarter 2019.

Gain on disposition of assets was $2.6 million unfavorable due to additional gain recorded in third quarter 2019 related to our discontinued Delaware Basin pipeline construction project that was subsequently sold to a third party.

Other expense was $1.1 million favorable due to lower pension-related costs in the current period.

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2020

	Nine Months Ended September 30,		Variance Favorable (Unfavorable)
	2019	2020	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$1,009.8	$914.9	$(94.9)	(9)
Crude oil	467.6	433.9	(33.7)	(7)
Intersegment eliminations	(3.8)	(5.1)	(1.3)	(34)
Total transportation and terminals revenue	1,473.6	1,343.7	(129.9)	(9)
Affiliate management fee revenue	15.8	15.9	0.1	1
Operating expenses:
Refined products	362.9	327.8	35.1	10
Crude oil	129.4	139.7	(10.3)	(8)
Intersegment eliminations	(8.0)	(9.9)	1.9	24
Total operating expenses	484.3	457.6	26.7	6
Product margin:
Product sales revenue	497.8	481.8	(16.0)	(3)
Cost of product sales	430.7	395.8	34.9	8
Product margin	67.1	86.0	18.9	28
Other operating income (expense)	1.5	0.5	(1.0)	(67)
Earnings of non-controlled entities	122.2	116.5	(5.7)	(5)
Operating margin	1,195.9	1,105.0	(90.9)	(8)
Depreciation, amortization and impairment expense	181.0	193.9	(12.9)	(7)
G&A expense	149.5	117.0	32.5	22
Operating profit	865.4	794.1	(71.3)	(8)
Interest expense (net of interest income and interest capitalized)	148.3	168.0	(19.7)	(13)
Gain on disposition of assets	(29.0)	(12.9)	(16.1)	(56)
Other expense	9.2	3.8	5.4	59
Income before provision for income taxes	736.9	635.2	(101.7)	(14)
Provision for income taxes	2.5	2.2	0.3	12
Net income	$734.4	$633.0	$(101.4)	(14)
Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.600	$1.658
Volume shipped (million barrels):
Gasoline	207.4	199.4
Distillates	138.8	127.6
Aviation fuel	29.8	16.8
Liquefied petroleum gases	8.9	0.5
Total volume shipped	384.9	344.3
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$0.952	$1.145
Volume shipped (million barrels)(1)	239.1	167.9
Terminal average utilization (million barrels per month)	22.7	24.7
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(2)	117.3	99.9
Saddlehorn - volume shipped (million barrels)(3)	39.4	46.5

(1) Volume shipped includes shipments related to our crude oil marketing activities. Volume shipped in 2020 reflects a change in the way our customers contract for our services pursuant to which customers are able to utilize crude oil storage capacity at East Houston and dock access at Seabrook. Subsequent to this change, the services we provide no longer include a transportation element. Therefore, revenues related to these services are reflected entirely as terminalling revenues and the related volumes are no longer reflected in our calculation of transportation volumes.
(2) These volumes reflect the total shipments for the BridgeTex pipeline, which is owned 30% by us.
(3) These volumes reflect the total shipments for the Saddlehorn pipeline, which was owned 40% by us through January 31, 2020 and 30% thereafter.

Transportation and terminals revenue decreased $129.9 million resulting from:
•a decrease in refined products revenue of $94.9 million. Transportation volumes decreased primarily due to lower demand during 2020 associated with the ongoing impact from COVID-19 and related restrictions as well as reduced drilling activity in response to the lower commodity price environment. Revenues also decreased due to the sale of three marine terminals in first quarter 2020 and discontinuation of the ammonia pipeline operations in late 2019. These declines were partially offset by an increase in the average tariff rate in the current period as a result of the 2019 and 2020 mid-year adjustments, as well as contributions from the recently-constructed East Houston-to-Hearne pipeline segment that became operational in late 2019 and the West Texas expansion that began operations in the third quarter of 2020; and
•a decrease in crude oil revenue of $33.7 million. Lower third-party spot shipments on our Longhorn pipeline due to less favorable differentials between the Permian Basin and Houston were partially offset by the activities of our marketing affiliate. Average tariff rates increased as a result of lower shipments on our Houston distribution system, which move at a lower rate than longer-haul shipments. Lower transportation volume on our Houston distribution system resulted primarily from a change in the way customers now contract for services at our Seabrook export facility, and was offset by incremental revenue from the related terminal transfer fee. Tender deduction revenues also decreased due to lower crude oil prices. These declines were partially offset by increased storage revenues as more contract storage was utilized at higher rates.
Operating expenses decreased by $26.7 million primarily resulting from:
•a decrease in refined products expenses of $35.1 million primarily due to timing of planned integrity spending as well as no costs in the current period associated with the sold or discontinued assets, partially offset by less favorable product overages; and
•an increase in crude oil expenses of $10.3 million due to the timing of integrity spending and less favorable product overages.
Product margin increased $18.9 million primarily due to recognition of gains on futures contracts in the current period compared to losses in 2019, partially offset by lower gas liquids blending margins driven by lower sales volumes and lower commodity prices and unfavorable lower-of-cost-or-net-realizable-value adjustments during 2020 due to the significant decrease in commodity prices.
Other operating income (expense) was $1.0 million unfavorable in 2020 primarily due to insurance settlements received in 2019 related to Hurricane Harvey, partially offset by less losses recognized on a basis derivative agreement during the current period.
Earnings of non-controlled entities decreased $5.7 million primarily due to lower earnings from BridgeTex and Saddlehorn in 2020, partially offset by additional earnings from MVP from the recent start-up of newly-constructed storage and dock assets and increased earnings from Powder Springs Logistics, LLC (“Powder Springs”).
Depreciation, amortization and impairment expense increased $12.9 million primarily due to the impairment of certain terminalling assets in 2020 and more assets placed into service.
G&A expense decreased $32.5 million primarily due to lower incentive compensation accruals to reflect the impacts of COVID-19 related reductions in economic activity and the significant decline in commodity prices.

Interest expense, net of interest income and interest capitalized, increased $19.7 million primarily due to higher outstanding debt and higher costs associated with early debt retirement, as well as lower capitalized interest (due to lower ongoing construction project spending in 2020). Our average outstanding debt increased from $4.5 billion in 2019 to $4.9 billion in 2020. Our weighted-average interest rate decreased from 4.6% in 2019 to 4.5% in 2020.

Gain on disposition of assets was $16.1 million unfavorable. In 2020, we recognized a gain on the sale of a portion of our interest in Saddlehorn of $12.9 million. In 2019, we recognized a deferred gain of $11.0 million related to the 2018 sale of a portion of our investment in BridgeTex, a gain of $12.7 million related to our discontinued Delaware Basin crude oil pipeline construction project that was sold to a third party and a gain of $5.3 million resulting from the sale of an inactive terminal along our refined products pipeline system.

Other expense was $5.4 million favorable due to lower pension-related costs in the current period.

Distributable Cash Flow

We calculate the non-GAAP measures of distributable cash flow (“DCF”) and adjusted EBITDA in the table below. Management uses DCF as a basis for recommending to our general partner’s board of directors the amount of cash distributions to be paid to our common unitholders each period. Management also uses DCF as a basis for determining the payouts for the performance-based awards issued under our equity-based compensation plan. Adjusted EBITDA is an important measure that we and the investment community use to assess the financial results of an entity. We believe that investors benefit from having access to the same financial measures utilized by management for these evaluations. A reconciliation of DCF and adjusted EBITDA for the nine months ended September 30, 2019 and 2020 to net income, which is its nearest comparable GAAP financial measure, follows (in millions):

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2020
Net income	$734.4	$633.0	$(101.4)
Interest expense, net	148.3	168.0	19.7
Depreciation, amortization and impairment(1)	176.9	193.4	16.5
Equity-based incentive compensation(2)	12.8	(9.1)	(21.9)
Gain on disposition of assets(3)	(16.3)	(10.5)	5.8
Commodity-related adjustments:
Derivative (gains) losses recognized in the period associated with future transactions(4)	13.7	6.7	(7.0)
Derivative gains (losses) recognized in previous periods associated with transactions completed in the period(4)	71.2	(18.9)	(90.1)
Inventory valuation adjustments(5)	(9.7)	9.5	19.2
Total commodity-related adjustments	75.2	(2.7)	(77.9)
Distributions from operations of non-controlled entities in excess of earnings	15.9	36.2	20.3
Adjusted EBITDA	1,147.2	1,008.3	(138.9)
Interest expense, net, excluding debt issuance cost amortization(6)	(137.5)	(152.3)	(14.8)
Maintenance capital(7)	(70.1)	(81.2)	(11.1)
DCF	$939.6	$774.8	$(164.8)

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

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Operating Activities. Net cash provided by operating activities was $922.6 million and $840.1 million for the nine months ended September 30, 2019 and 2020, respectively. The $82.5 million decrease in 2020 was due to lower net income as previously described and changes in our working capital, partially offset by adjustments for non-cash items and distributions in excess of earnings of our non-controlled entities.
Investing Activities. Net cash used by investing activities for the nine months ended September 30, 2019 and 2020 was $734.7 million and $110.3 million, respectively. During the 2020 period, we used $371.2 million for capital expenditures, which included $0.2 million for undivided joint interest projects for which cash was received from a third party. Also, during 2020, we sold three marine terminals for cash proceeds of $251.8 million and sold a portion of our interest in Saddlehorn for cash proceeds of $79.9 million. Additionally, we contributed capital of $73.7 million in conjunction with our joint venture capital projects, which we account for as investments in non-controlled entities. During the 2019 period, we used $718.6 million for capital expenditures, which included $87.9 million for undivided joint interest projects for which cash was received from a third party. Additionally, we contributed net capital of $150.6 million in conjunction with our joint ventures, of which $145.6 million related to capital projects.
Financing Activities. Net cash used by financing activities for the nine months ended September 30, 2019 and 2020 was $305.6 million and $794.1 million, respectively. During the 2020 period, we paid cash distributions of $697.3 million to our unitholders and made common unit repurchases of $252.0 million. Additionally, we received net proceeds of $499.4 million from the issuance of long-term senior notes and had net commercial paper borrowings of $248.0 million, which were used to repay our $550.0 million of 4.25% notes due 2021. Also, in January 2020, our equity-based incentive compensation awards that vested December 31, 2019 were settled by issuing 284,643 common units and distributing those units to the long-term incentive plan (“LTIP”) participants, resulting in payments primarily associated with tax withholdings of $14.7 million. During the 2019 period, we paid cash distributions of $688.6 million to our unitholders. Additionally, we received net proceeds of $996.4 million from borrowings under long-term notes, which were used to repay our $550.0 million of 6.55% notes due 2019 and outstanding commercial borrowings at that time. Also, in January 2019, our equity-based incentive compensation awards that vested December 31, 2018 were settled by issuing 208,268 common units and distributing those units to the LTIP participants, resulting in payments primarily associated with tax withholdings of $9.8 million.
The quarterly distribution amount related to our third-quarter 2020 financial results (to be paid in fourth quarter 2020) is $1.0275 per unit.  If we were to continue paying cash distributions at this level on the number of common units currently outstanding, total cash distributions of approximately $922 million would be paid to our unitholders related to 2020 earnings. Management believes we will have sufficient DCF to fund these distributions.
During 2020, we initiated our common unit repurchase program, with authorization to repurchase up to $750 million of our common units through 2022. During the nine months ended September 30, 2020, we repurchased 5.0 million of our common units for $252 million. The timing, price and actual number of common units repurchased will depend on a number of factors including our expected expansion capital spending needs, excess cash available, balance sheet metrics, legal and regulatory requirements, market conditions and the trading price of our common units.

Capital Requirements

Our businesses require continual investments to maintain, upgrade or enhance existing operations and to ensure compliance with safety and environmental regulations. Capital spending consists primarily of:
•Maintenance capital expenditures. These expenditures include costs required to maintain equipment reliability and safety and to address environmental or other regulatory requirements rather than to generate incremental DCF; and
•Expansion capital expenditures. These expenditures are undertaken primarily to generate incremental DCF and include costs to acquire additional assets to grow our business and to expand or upgrade our existing facilities and to construct new assets, which we refer to collectively as organic growth projects. Organic growth projects include, for example, capital expenditures that increase storage or throughput volumes or develop pipeline connections to new supply sources.

For the nine months ended September 30, 2020, our maintenance capital spending was $81.2 million. For 2020, we expect to spend approximately $95 million on maintenance capital.

During the first nine months of 2020, we spent $236.3 million for our expansion capital projects and contributed $73.7 million for expansion capital projects in conjunction with our joint ventures. Based on the progress of expansion projects already underway, we expect to spend approximately $400 million in 2020 and $40 million in 2021 to complete our current projects.
Liquidity

Cash generated from operations is a key source of liquidity for funding debt service, maintenance capital expenditures, quarterly distributions and unit repurchases. Additional liquidity for purposes other than quarterly distributions, such as expansion capital expenditures and debt repayments, is available through borrowings under our commercial paper program and revolving credit facility, as well as from other borrowings or issuances of debt or common units (see Note 6 – Debt and Note 14 – Partners’ Capital and Distributions of the consolidated financial statements included in Item 1 of Part I of this report for detail of our borrowings and changes in partners’ capital). If capital markets do not provide us access to capital or the ability to issue additional debt or equity securities on acceptable terms, our business may be adversely affected, and we may not be able to acquire additional assets and businesses, fund organic growth projects or continue paying cash distributions at the current level.

Off-Balance Sheet Arrangements

None.

Other Items

Pipeline Tariff Changes. The Federal Energy Regulatory Commission (“FERC”) regulates the rates charged on our interstate common carrier pipelines. We increased our rates by approximately 2.0% in the 40% of our refined products markets that are subject to the FERC’s index methodology on July 1, 2020. In the 60% of our remaining refined products markets, we increased our rates by an average of nearly 4.5%, for an overall average refined products rate increase of 3.5%. Most of the tariffs on our crude oil pipelines are established at negotiated rates that generally provide for annual adjustments in line with changes in the FERC index, subject to certain modifications. As a result, we also increased the rates on the majority of our crude oil pipelines by approximately 2.0% in July 2020.

The FERC-approved indexing method for the past five years has been the annual change in the producer price index for finished goods plus 1.23%.  In June 2020, the FERC issued a Notice of Inquiry (“NOI”) to initiate a review of the rate index to be utilized over the next five-year period beginning July 1, 2021.  The FERC’s proposal in the NOI preliminarily recommends the use of the producer price index for finished goods plus 0.09% as the new index level to calculate annual tariff changes.  The FERC has received comments from industry participants on the NOI and is in the process of finalizing the new index level.

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

For further information regarding the quantities of refined products and crude oil hedged at September 30, 2020 and the fair value of open hedge contracts at that date, please see Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Related Party Transactions. See Note 13 – Related Party Transactions in Item 1 of Part I of this report for detail of our related party transactions.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Forward physical contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of September 30, 2020, we had commitments under forward purchase and sale contracts as follows (in millions):

	Total	2020	2021-2022
Forward purchase contracts – notional value	$53.5	$30.1	$23.4
Forward purchase contracts – barrels	1.4	0.8	0.6
Forward sales contracts – notional value	$19.5	$18.4	$1.1
Forward sales contracts – barrels	0.4	0.4	—
We generally use exchange-traded futures contracts to hedge against changes in the price of the petroleum products we expect to sell or purchase. We did not elect hedge accounting treatment under ASC 815, Derivatives and Hedging, for our open contracts and as a result we accounted for these contracts as economic hedges, with changes in fair value recognized currently in earnings. The fair value of these open futures contracts, representing 3.1 million barrels of petroleum products we expect to sell and 0.6 million barrels of gas liquids we expect to purchase, was a net liability of $1.6 million. With respect to these contracts, a $10.00 per barrel increase (decrease) in the prices of petroleum products we expect to sell would result in a $31.0 million decrease (increase) in our operating profit, while a $10.00 per barrel increase (decrease) in the price of gas liquids we expect to purchase would result in a $6.0 million increase (decrease) in our operating profit. These increases or decreases in operating profit would be substantially offset by higher or lower product sales revenue or cost of product sales when the physical sale or purchase of those products occurs. These contracts may be for the purchase or sale of products in markets different from those in which we are attempting to hedge our exposure, and the resulting hedges may not eliminate all price risks.

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
Interest Rate Risk

Our use of variable rate debt and any future issuances of fixed rate debt expose us to interest rate risk. As of September 30, 2020, we did not have any variable rate debt outstanding.

ITEM 4.CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. We performed this evaluation under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our general partner’s CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed so that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Butane Blending Patent Infringement Proceeding.  On October 4, 2017, Sunoco Partners Marketing & Terminals L.P. (“Sunoco”) brought an action for patent infringement in the U.S. District Court for the District of Delaware alleging Magellan Midstream Partners, L.P. (“Magellan”) and Powder Springs Logistics, LLC (“Powder Springs”) are infringing patents related to butane blending at the Powder Springs facility located in Powder Springs, Georgia. Sunoco subsequently submitted pleadings alleging that Magellan is also infringing various patents related to butane blending at nine Magellan facilities, in addition to Powder Springs. Sunoco is seeking monetary damages, attorneys’ fees and a permanent injunction enjoining Magellan and Powder Springs from infringing the subject patents. We deny and are vigorously defending against all claims asserted by Sunoco. Although it is not possible to predict the ultimate outcome, we believe the ultimate resolution of this matter will not have a material adverse impact on our results of operations, financial position or cash flows.

New Tank Construction Proceeding. In May 2020, we received a Notice of Probable Violation and Proposed Civil Penalty from the Pipeline and Hazardous Materials Safety Administration alleging a violation related to a new tank construction project and associated release of product at our terminal in Cushing, Oklahoma. The matter was resolved in September 2020 for approximately $125,000.

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

ITEM 1A.RISK FACTORS

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

The COVID-19 pandemic has negatively impacted the global economy.  In response to the pandemic, governments around the world have implemented stringent measures to help reduce the spread of the virus, including stay-at-home orders, travel restrictions and other measures.  Due to reductions in economic activity, the world is experiencing reduced demand for petroleum products and depressed petroleum products commodity prices, which has adversely affected our business.  Continuing uncertainty regarding the global impact of COVID-19 is likely to result in continued weakness in demand for the services we provide.  The reduction in refined products demand and lower crude oil prices have combined to put significant downward pressure on domestic crude oil production, and a sustained reduction in crude oil production could cause delays in the timing of our recognition of revenue from take-or-pay pipeline transportation commitments.  These factors have also significantly decreased the creditworthiness of certain of our crude oil transportation customers, resulting in an increased risk of customer defaults.  Customers and vendors could also seek to assert claims for relief from some of their obligations on the basis of force majeure. We may also experience disruptions to supply chains and the availability and efficiency of our workforce as a result of the pandemic, which could adversely affect our ability to conduct our business and operations.  The extent and duration of the impacts these events will have on our results of operations is unclear but will likely be material and may impact our ability to pay cash distributions.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Activity during 2020 is detailed in the following table:

Period	Total Number of Common Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Units That May Yet Be Purchased under the Program (in millions)
January 1-31, 2020	—	$—	—	$750.0
February 1-29, 2020	1,514,719	$59.19	1,514,719	$660.4
March 1-31, 2020	2,117,065	$53.06	2,117,065	$548.1
First Quarter 2020	3,631,784	$55.62	3,631,784
April 1-30, 2020	—		—	$548.1
May 1-31, 2020	—		—	$548.1
June 1-30, 2020	—		—	$548.1
Second Quarter 2020	—		—
July 1-31, 2020	—		—	$548.1
August 1-31, 2020	—		—	$548.1
September 1-30, 2020	1,355,344	$36.87	1,355,344	$498.0
Third Quarter 2020	1,355,344	$36.87	1,355,344
Year-to-Date 2020	4,987,128	$50.52	4,987,128

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

The exhibits listed below on the Index to Exhibits are filed or incorporated by reference as part of this report.

INDEX TO EXHIBITS

Exhibit Number		Description

Exhibit 3.1	—
Amendment No. 4, effective as of September 25, 2020, to the Fifth Amended and Restated Agreement of Limited Partnership of Magellan Midstream Partners, L.P. dated as of September 28, 2009 (filed as Exhibit 3.1 to Form 8-K filed September 25, 2020).

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

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on October 30, 2020.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	Magellan GP, LLC,
its general partner

/s/ Jeff Holman
Jeff Holman
Chief Financial Officer
(Principal Accounting and Financial Officer)