Form 10-Q
period 2021-03-31
Magellan Midstream Partners, L.P.
filed 2021-04-29
CIK 1126975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Yes  ☐    No  ☒
As of April 28, 2021, there were 223,282,818 common units outstanding.

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
•our ability to identify expansion projects, accretive acquisitions and joint ventures with acceptable expected returns and to complete these projects on time and at projected costs;
•our ability to successfully execute our capital allocation priorities including unit repurchases with acceptable expected returns;
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

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2021
Transportation and terminals revenue	$458,395	$425,170
Product sales revenue	319,120	230,601
Affiliate management fee revenue	5,291	5,302
Total revenue	782,806	661,073
Costs and expenses:
Operating	149,508	130,604
Cost of product sales	249,236	184,867
Depreciation, amortization and impairment	63,534	58,128
General and administrative	36,908	46,580
Total costs and expenses	499,186	420,179
Other operating income (expense)	(511)	(462)
Earnings of non-controlled entities	43,660	39,052
Operating profit	326,769	279,484
Interest expense	55,900	56,979
Interest capitalized	(4,951)	(508)
Interest income	(420)	(153)
Gain on disposition of assets	(12,887)	—
Other (income) expense	807	1,059
Income before provision for income taxes	288,320	222,107
Provision for income taxes	756	789
Net income	$287,564	$221,318
Basic net income per common unit	$1.26	$0.99
Diluted net income per common unit	$1.26	$0.99
Weighted average number of common units outstanding used for basic net income per unit calculation	227,571	223,593
Weighted average number of common units outstanding used for diluted net income per unit calculation	227,571	223,593

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2021
Net income	$287,564	$221,318
Other comprehensive income (loss):
Derivative activity:
Net loss on cash flow hedges	(11,914)	—
Reclassification of net loss on cash flow hedges to income	809	887
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	(747)	—
Curtailment gain	1,703	—
Recognition of prior service credit amortization in income	(45)	(45)
Recognition of actuarial loss amortization in income	1,531	1,691
Recognition of settlement cost in income	969	—
Total other comprehensive income (loss)	(7,694)	2,533
Comprehensive income	$279,870	$223,851

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2020	March 31, 2021
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$13,036	$4,073
Trade accounts receivable	109,136	142,948
Other accounts receivable	37,075	35,355
Inventory	167,389	212,773
Commodity derivatives deposits	34,165	40,029
Other current assets	44,392	42,967
Total current assets	405,193	478,145
Property, plant and equipment	8,352,825	8,370,208
Less: accumulated depreciation	2,091,134	2,143,840
Net property, plant and equipment	6,261,691	6,226,368
Investments in non-controlled entities	1,213,856	1,203,339
Right-of-use asset, operating leases	166,078	194,463
Long-term receivables	22,755	21,590
Goodwill	52,830	52,830
Other intangibles (less accumulated amortization of $9,228 and $9,881 at December 31, 2020 and March 31, 2021, respectively)	44,925	44,272
Restricted cash	9,411	8,878
Other noncurrent assets	20,243	18,343
Total assets	$8,196,982	$8,248,228

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$100,022	$102,199
Accrued payroll and benefits	52,490	40,035
Accrued interest payable	58,998	49,992
Accrued taxes other than income	68,313	48,481
Deferred revenue	98,897	98,710
Accrued product liabilities	79,166	137,976
Commodity derivatives contracts, net	22,372	20,792
Current portion of operating lease liability	27,533	26,661
Other current liabilities	50,783	35,917
Total current liabilities	558,574	560,763
Long-term operating lease liability	137,483	168,817
Long-term debt, net	4,978,691	4,996,142
Long-term pension and benefits	163,776	165,145
Other noncurrent liabilities	54,652	60,329
Commitments and contingencies
Partners’ capital:
Common unitholders (223,120 units and 223,283 units outstanding at December 31, 2020 and March 31, 2021, respectively)	2,486,996	2,477,689
Accumulated other comprehensive loss	(183,190)	(180,657)
Total partners’ capital	2,303,806	2,297,032
Total liabilities and partners’ capital	$8,196,982	$8,248,228

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2020	2021
Operating Activities:
Net income	$287,564	$221,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment expense	63,534	58,128
Gain on sale and retirement of assets	(13,002)	—
Earnings of non-controlled entities	(43,660)	(39,052)
Distributions from operations of non-controlled entities	54,743	51,434
Equity-based incentive compensation expense	155	4,679
Settlement gain, amortization of prior service credit and actuarial loss	1,113	1,646
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	29,988	(32,092)
Inventory	112,007	(45,384)
Accounts payable	7,926	10,235
Accrued payroll and benefits	(43,962)	(12,455)
Accrued interest payable	(16,792)	(9,006)
Accrued taxes other than income	(17,673)	(19,832)
Accrued product liabilities	(38,440)	58,810
Deferred revenue	3,656	(187)
Other current and noncurrent assets and liabilities	(2,536)	(8,003)
Net cash provided by operating activities	384,621	240,239
Investing Activities:
Additions to property, plant and equipment, net(1)	(172,671)	(29,952)
Proceeds from sale and disposition of assets	332,789	656
Investments in non-controlled entities	(28,325)	(1,865)
Net cash provided (used) by investing activities	131,793	(31,161)
Financing Activities:
Distributions paid	(234,774)	(229,423)
Net commercial paper borrowings	—	17,000
Payments associated with settlement of equity-based incentive compensation	(14,700)	(6,151)
Repurchases of common units	(201,982)	—
Net cash used by financing activities	(451,456)	(218,574)
Change in cash, cash equivalents and restricted cash	64,958	(9,496)
Cash, cash equivalents and restricted cash at beginning of period	84,599	22,447
Cash, cash equivalents and restricted cash at end of period	$149,557	$12,951

Supplemental non-cash investing activities:
(1) Additions to property, plant and equipment	$(152,292)	$(20,723)
Changes in accounts payable and other current liabilities related to capital expenditures	(20,379)	(9,229)
Additions to property, plant and equipment, net	$(172,671)	$(29,952)

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Unaudited, in thousands)

	Common Unitholders	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance, January 1, 2020	$2,877,105	$(162,077)	$2,715,028
Comprehensive income:
Net income	287,564	—	287,564
Total other comprehensive income (loss)	—	(7,694)	(7,694)
Total comprehensive income (loss)	287,564	(7,694)	279,870
Distributions	(234,774)	—	(234,774)
Equity-based incentive compensation expense	155	—	155
Repurchases of common units	(201,982)	—	(201,982)
Issuance of common units in settlement of equity-based incentive plan awards	600	—	600
Payments associated with settlement of equity-based incentive compensation	(14,700)	—	(14,700)
Other	(220)	—	(220)
Three Months Ended March 31, 2020	$2,713,748	$(169,771)	$2,543,977

Balance, January 1, 2021	$2,486,996	$(183,190)	$2,303,806
Comprehensive income:
Net income	221,318	—	221,318
Total other comprehensive income (loss)	—	2,533	2,533
Total comprehensive income (loss)	221,318	2,533	223,851
Distributions	(229,423)	—	(229,423)
Equity-based incentive compensation expense	4,679	—	4,679
Issuance of common units in settlement of equity-based incentive plan awards	520	—	520
Payments associated with settlement of equity-based incentive compensation	(6,151)	—	(6,151)
Other	(250)	—	(250)
Three Months Ended March 31, 2021	$2,477,689	$(180,657)	$2,297,032

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

Description of Business

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil.  As of March 31, 2021, our asset portfolio consisted of:

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of Presentation

In the opinion of management, our accompanying consolidated financial statements which are unaudited, except for the consolidated balance sheet as of December 31, 2020, which is derived from our audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2021, the results of operations for the three months ended March 31, 2020 and 2021 and cash flows for the three months ended March 31, 2020 and 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 for several reasons. Profits from our gas liquids blending activities are realized largely during the first and fourth quarters of each year.  Additionally, gasoline demand, which drives transportation volumes and revenues on our refined products pipeline system, generally trends higher during the summer driving months.  Further, the volatility of commodity prices impacts the profits from our commodity activities and the volume of petroleum products we transport on our pipelines.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements in this report have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period’s presentation.

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

None.

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
We believe that investors benefit from having access to the same financial measures used by management. Operating margin, which is presented in the following tables, is an important measure used by management to evaluate the economic performance of our core operations. Operating margin is not a GAAP measure, but the components of operating margin are computed using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is the nearest comparable GAAP financial measure, is

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

included in the tables below (presented in thousands). Operating profit includes depreciation, amortization and impairment expense and general and administrative (“G&A”) expense that management does not consider when evaluating the core profitability of our separate operating segments.

	Three Months Ended March 31, 2020
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$314,319	$145,658	$(1,582)	$458,395
Product sales revenue	312,986	6,134	—	319,120
Affiliate management fee revenue	1,584	3,707	—	5,291
Total revenue	628,889	155,499	(1,582)	782,806
Operating expense	105,882	46,772	(3,146)	149,508
Cost of product sales	233,342	15,894	—	249,236
Other operating (income) expense	(1,892)	2,403	—	511
Earnings of non-controlled entities	(14,220)	(29,440)	—	(43,660)
Operating margin	305,777	119,870	1,564	427,211
Depreciation, amortization and impairment expense	46,059	15,911	1,564	63,534
G&A expense	26,654	10,254	—	36,908
Operating profit	$233,064	$93,705	$—	$326,769

	Three Months Ended March 31, 2021
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$310,768	$116,214	$(1,812)	$425,170
Product sales revenue	201,431	29,170	—	230,601
Affiliate management fee revenue	1,550	3,752	—	5,302
Total revenue	513,749	149,136	(1,812)	661,073
Operating expense	94,853	39,202	(3,451)	130,604
Cost of product sales	154,742	30,125	—	184,867
Other operating (income) expense	(239)	701	—	462
Earnings of non-controlled entities	(9,171)	(29,881)	—	(39,052)
Operating margin	273,564	108,989	1,639	384,192
Depreciation, amortization and impairment expense	39,585	16,904	1,639	58,128
G&A expense	33,583	12,997	—	46,580
Operating profit	$200,396	$79,088	$—	$279,484

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.Revenue

Statement of Income Disclosures

The following tables provide details of our revenues disaggregated by key activities that comprise our performance obligations by operating segment (in thousands):

	Three Months Ended March 31, 2020
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$178,456	$86,782	$—	$265,238
Terminalling	40,386	3,309	—	43,695
Storage	55,075	29,183	(1,582)	82,676
Ancillary services	32,240	7,076	—	39,316
Lease revenue	8,162	19,308	—	27,470
Transportation and terminals revenue	314,319	145,658	(1,582)	458,395
Product sales revenue	312,986	6,134	—	319,120
Affiliate management fee revenue	1,584	3,707	—	5,291
Total revenue	628,889	155,499	(1,582)	782,806
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue(1)	(8,162)	(19,308)	—	(27,470)
(Gains) losses from futures contracts included in product sales revenue(2)	(121,047)	(2,722)	—	(123,769)
Affiliate management fee revenue	(1,584)	(3,707)	—	(5,291)
Total revenue from contracts with customers under ASC 606	$498,096	$129,762	$(1,582)	$626,276

(1) Lease revenue is accounted for under Accounting Standards Codification (“ASC”) 842, Leases.
(2) The impact on product sales revenue from futures contracts falls under the guidance of ASC 815, Derivatives and Hedging.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2021
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$193,427	$55,046	$—	$248,473
Terminalling	32,791	6,117	—	38,908
Storage	49,157	29,262	(1,812)	76,607
Ancillary services	31,246	7,946	—	39,192
Lease revenue	4,147	17,843	—	21,990
Transportation and terminals revenue	310,768	116,214	(1,812)	425,170
Product sales revenue	201,431	29,170	—	230,601
Affiliate management fee revenue	1,550	3,752	—	5,302
Total revenue	513,749	149,136	(1,812)	661,073
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue(1)	(4,147)	(17,843)	—	(21,990)
(Gains) losses from futures contracts included in product sales revenue(2)	48,437	5,356	—	53,793
Affiliate management fee revenue	(1,550)	(3,752)	—	(5,302)
Total revenue from contracts with customers under ASC 606	$556,489	$132,897	$(1,812)	$687,574

(1) Lease revenue is accounted for under ASC 842, Leases.
(2) The impact on product sales revenue from futures contracts falls under the guidance of ASC 815, Derivatives and Hedging.

Balance Sheet Disclosures

The following table summarizes our accounts receivable, contract assets and contract liabilities resulting from contracts with customers (in thousands):

	December 31, 2020	March 31, 2021
Accounts receivable from contracts with customers	$108,843	$141,387
Contract assets	$12,220	$11,429
Contract liabilities	$102,964	$100,824

For the three months ended March 31, 2021, we recognized $66.4 million of transportation and terminals revenue that was recorded in deferred revenue as of December 31, 2020.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unfulfilled Performance Obligations

The following table provides the aggregate amount of the transaction price allocated to our unfulfilled performance obligations (“UPOs”) as of March 31, 2021 by operating segment, including the range of years remaining on our contracts with customers and an estimate of revenues expected to be recognized over the next 12 months (dollars in thousands):

	Refined Products	Crude Oil	Total
Balances at March 31, 2021	$2,047,797	$1,197,666	$3,245,463
Remaining terms	1 - 17 years	1 - 11 years
Estimated revenues from UPOs to be recognized in the next 12 months	$389,591	$260,319	$649,910

4.Investments in Non-Controlled Entities

Our equity investments in non-controlled entities at March 31, 2021 were comprised of:

Entity	Ownership Interest
BridgeTex Pipeline Company, LLC (“BridgeTex”)	30%
Double Eagle Pipeline LLC (“Double Eagle”)	50%
HoustonLink Pipeline Company, LLC (“HoustonLink”)	50%
MVP Terminalling, LLC (“MVP”)(1)	50%
Powder Springs Logistics, LLC (“Powder Springs”)	50%
Saddlehorn Pipeline Company, LLC (“Saddlehorn”)	30%
Seabrook Logistics, LLC (“Seabrook”)	50%
Texas Frontera, LLC (“Texas Frontera”)	50%
(1) Subsequent to March 31, 2021, we sold a portion of our interest in MVP (see Note 15 – Subsequent Events for further detail of this transaction).

We serve as operator of BridgeTex, HoustonLink, MVP, Powder Springs, Saddlehorn, Texas Frontera and the pipeline activities of Seabrook. We receive fees for management services as well as reimbursement or payment to us for certain direct operational payroll and other overhead costs. The management fees we receive are reported as affiliate management fee revenue on our consolidated statements of income. Cost reimbursements we receive from these entities in connection with our operating services are included as reductions to costs and expenses on our consolidated statements of income and totaled $1.2 million and $0.5 million during the three months ended March 31, 2020 and 2021, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recorded the following revenue and expense transactions from certain of these non-controlled entities in our consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2020	2021
Transportation and terminals revenue:
BridgeTex, pipeline capacity and storage	$10,748	$10,740
Double Eagle, throughput revenue	$1,600	$976
Saddlehorn, storage revenue	$566	$580
Operating expenses:
Seabrook, storage lease and ancillary services	$6,899	$5,310
Other operating income:
Seabrook, gain on sale of air emission credits	$1,410	$—

Our consolidated balance sheets reflected the following balances related to transactions with our non-controlled entities (in thousands):

	December 31, 2020
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable	Long-Term Receivables
BridgeTex	$355	$27	$970	$—
Double Eagle	$277	$—	$—	$—
HoustonLink	$—	$—	$144	$—
MVP	$—	$467	$2,297	$—
Powder Springs	$—	$—	$—	$10,223
Saddlehorn	$—	$121	$—	$—
Seabrook	$—	$—	$7,274	$—

	March 31, 2021
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable	Long-Term Receivables
BridgeTex	$263	$12	$1,308	$—
Double Eagle	$310	$—	$—	$—
HoustonLink	$—	$—	$149	$—
MVP	$—	$633	$862	$—
Powder Springs	$101	$96	$—	$10,293
Saddlehorn	$—	$175	$—	$—
Seabrook	$—	$105	$2,528	$—

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

A summary of our investments in non-controlled entities (representing only our proportionate interest) follows (in thousands):

Investments at December 31, 2020	$1,213,856
Additional investment	1,865
Earnings of non-controlled entities:
Proportionate share of earnings	39,505
Amortization of excess investment and capitalized interest	(453)
Earnings of non-controlled entities	39,052
Less:
Distributions from operations of non-controlled entities	51,434
Investments at March 31, 2021	$1,203,339

5.Inventory

Inventory at December 31, 2020 and March 31, 2021 was as follows (in thousands):

	December 31, 2020	March 31, 2021
Refined products	$79,473	$94,098
Crude oil	32,431	47,993
Liquefied petroleum gases	26,734	20,926
Transmix	23,397	44,940
Additives	5,354	4,816
Total inventory	$167,389	$212,773

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.Debt
Long-term debt at December 31, 2020 and March 31, 2021 was as follows (in thousands):

	December 31, 2020	March 31, 2021
Commercial paper	$—	$17,000
3.20% Notes due 2025	250,000	250,000
5.00% Notes due 2026	650,000	650,000
3.25% Notes due 2030	500,000	500,000
6.40% Notes due 2037	250,000	250,000
4.20% Notes due 2042	250,000	250,000
5.15% Notes due 2043	550,000	550,000
4.20% Notes due 2045	250,000	250,000
4.25% Notes due 2046	500,000	500,000
4.20% Notes due 2047	500,000	500,000
4.85% Notes due 2049	500,000	500,000
3.95% Notes due 2050	800,000	800,000
Face value of long-term debt	5,000,000	5,017,000
Unamortized debt issuance costs(1)	(40,143)	(39,631)
Net unamortized debt premium(1)	18,834	18,773
Long-term debt, net	$4,978,691	$4,996,142

(1)        Debt issuance costs and note discounts and premiums are being amortized or accreted to the applicable notes over the respective lives of those notes.

All of the instruments detailed in the table above are senior indebtedness.

Other Debt

Revolving Credit Facility. At March 31, 2021, the total borrowing capacity under our revolving credit facility maturing in May 2024 was $1.0 billion. Any borrowings outstanding under this facility are classified as long-term debt on our consolidated balance sheets. Borrowings under the facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.875% to 1.500% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate from 0.075% and 0.200% depending on our credit ratings. The unused commitment fee was 0.125% at March 31, 2021. Borrowings under this facility may be used for general purposes, including capital expenditures. As of December 31, 2020 and March 31, 2021, there were no borrowings outstanding under this facility and $3.5 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets, but decrease our borrowing capacity under this facility.

Commercial Paper Program. We have a commercial paper program under which we may issue commercial paper notes in an amount up to the available capacity under our $1.0 billion revolving credit facility. The maturities of the commercial paper notes vary, but may not exceed 397 days from the date of issuance. Because the commercial paper we can issue is limited to amounts available under our revolving credit facility, amounts outstanding under the program are classified as long-term debt. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. Commercial paper borrowings outstanding at March 31, 2021 were $17.0 million. The weighted-average interest rate for commercial paper borrowings based on the number of days outstanding was 0.2% for the three months ended March 31, 2021.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.Leases

Operating Leases – Lessee

Related-Party Operating Lease. We entered into a long-term terminalling and storage contract with Seabrook for exclusive use of dedicated tankage that provides our customers with crude oil storage capacity and dock access for crude oil imports and exports on the Texas Gulf Coast.

The following tables provide information about our third-party and Seabrook operating leases (in thousands):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2021
	Third-Party Leases	Seabrook Lease	All Leases	Third-Party Leases	Seabrook Lease	All Leases
Total lease expense	$5,990	$6,899	$12,889	$7,021	$5,310	$12,331

	December 31, 2020			March 31, 2021
	Third-Party Leases	Seabrook Lease	All Leases	Third-Party Leases	Seabrook Lease	All Leases
Current lease liability	$17,099	$10,434	$27,533	$17,257	$9,404	$26,661
Long-term lease liability	$84,982	$52,501	$137,483	$118,291	$50,526	$168,817
Right-of-use asset	$103,142	$62,936	$166,078	$134,533	$59,930	$194,463

8.Employee Benefit Plans

We sponsor a defined contribution plan in which we match our employees’ qualifying contributions, resulting in additional expense to us. Expenses related to the defined contribution plan were $4.5 million and $3.1 million for the three months ended March 31, 2020 and 2021, respectively.

In addition, we sponsor two pension plans, including one for all non-union employees and one that covers union employees, and a postretirement benefit plan for certain employees. Net periodic benefit expense for the three months ended March 31, 2020 and 2021 was as follows (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2021
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$7,203	$62	$7,353	$76
Interest cost	2,802	112	2,400	95
Expected return on plan assets	(2,886)	—	(3,046)	—
Amortization of prior service credit	(45)	—	(45)	—
Amortization of actuarial loss	1,412	119	1,544	147
Settlement cost	969	—	—	—
Settlement gain on disposition of assets	(1,342)	—	—	—
Net periodic benefit cost	$8,113	$293	$8,206	$318

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The service component of our net periodic benefit costs is presented in operating expense and G&A expense, and the non-service components are presented in other (income) expense in our consolidated statements of income.

The changes in accumulated other comprehensive loss (“AOCL”) related to employee benefit plan assets and benefit obligations for the three months ended March 31, 2020 and 2021 were as follows (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2021
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(104,739)	$(8,378)	$(117,782)	$(10,409)
Net actuarial loss	(747)	—	—	—
Curtailment gain	1,703	—	—	—
Recognition of prior service credit amortization in income	(45)	—	(45)	—
Recognition of actuarial loss amortization in income	1,412	119	1,544	147
Recognition of settlement cost in income	969	—	—	—
Ending balance	$(101,447)	$(8,259)	$(116,283)	$(10,262)

Contributions estimated to be paid into the plans in 2021 are $28.0 million and $0.2 million for the pension plans and other postretirement benefit plan, respectively.

9.Long-Term Incentive Plan

The compensation committee of our general partner’s board of directors administers our long-term incentive plan (“LTIP”) covering certain of our employees and the independent directors of our general partner. The LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate payout of 11.9 million of our common units. The estimated units remaining available under the LTIP at March 31, 2021 totaled approximately 0.6 million.

Equity-based incentive compensation expense for the three months ended March 31, 2020 and 2021, primarily recorded as G&A expense on our consolidated statements of income, was as follows (in thousands):

	Three Months Ended March 31,
	2020	2021
Performance-based awards	$(1,947)	$2,216
Time-based awards	2,102	2,463
Total	$155	$4,679

During 2020, LTIP expense related to performance-based awards was reduced due to the impacts of COVID-19 and the significant decline in commodity prices on our financial results.

On February 5, 2021, 558,516 unit awards were granted pursuant to our LTIP. These awards included both performance-based and time-based awards and have a three-year vesting period that will end on December 31, 2023.

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

10.Derivative Financial Instruments

Commodity Derivatives

Our open futures contracts at March 31, 2021 were as follows:

Type of Contract/Accounting Methodology	Product Represented by the Contract and Associated Barrels	Maturity Dates
Futures - Economic Hedges	3.0 million barrels of refined products and crude oil	Between April 2021 and November 2022
Futures - Economic Hedges	0.2 million barrels of gas liquids	Between April and December 2021

Commodity Derivatives Contracts and Deposits Offsets

At December 31, 2020 and March 31, 2021, we had made margin deposits of $34.2 million and $40.0 million, respectively, for our futures contracts with our counterparties, which were recorded as current assets under commodity derivatives deposits on our consolidated balance sheets. We have the right to offset the combined fair values of our open futures contracts against our margin deposits under a master netting arrangement for each counterparty; however, we have elected to present the combined fair values of our open futures contracts separately from the related margin deposits on our consolidated balance sheets. Additionally, we have the right to offset the fair values of our futures contracts together for each counterparty, which we have elected to do, and we report the combined net balances on our consolidated balance sheets. A schedule of the derivative amounts we have offset and the deposit amounts we could offset under a master netting arrangement are provided below as of December 31, 2020 and March 31, 2021 (in thousands):

Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Assets Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheets	Net Asset Amount(1)
As of 12/31/2020	$(22,988)	$1,690	$(21,298)	$34,165	$12,867
As of 3/31/2021	$(24,099)	$2,626	$(21,473)	$40,029	$18,556

(1) Amount represents the maximum loss we would incur if all of our counterparties failed to perform on their derivative contracts.

Basis Derivative Agreement
During 2019, we entered into a basis derivative agreement with a joint venture co-owner’s affiliate, and, contemporaneously, that affiliate entered into an intrastate transportation services agreement with the joint venture. Settlements under the basis derivative agreement are determined based on the basis differential of crude oil prices at different market locations and a notional volume of 30,000 barrels per day. As a result, we account for this agreement as a derivative. The agreement will expire in early 2022. We recognize the changes in fair value of this agreement based on forward price curves for crude oil in West Texas and the Houston Gulf Coast in other operating

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income (expense) in our consolidated statements of income. The liability for this agreement at December 31, 2020 and March 31, 2021 was $10.2 million and $7.3 million, respectively.

Impact of Derivatives on Our Financial Statements

Comprehensive Income

The changes in derivative activity included in AOCL for the three months ended March 31, 2020 and 2021 were as follows (in thousands):

	Three Months Ended
	March 31,
Derivative Losses Included in AOCL	2020	2021
Beginning balance	$(48,960)	$(54,999)
Net loss on cash flow hedges	(11,914)	—
Reclassification of net loss on cash flow hedges to income	809	887
Ending balance	$(60,065)	$(54,112)

The following is a summary of the effect on our consolidated statements of income for the three months ended March 31, 2020 and 2021 of derivatives that were designated as cash flow hedges (in thousands):

	Interest Rate Contracts
	Amount of Loss Recognized in AOCL on Derivatives	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Three Months Ended March 31, 2020	$(11,914)	Interest expense	$(809)
Three Months Ended March 31, 2021	$—	Interest expense	$(887)

As of March 31, 2021, the net loss estimated to be classified to interest expense over the next twelve months from AOCL is approximately $3.5 million. This amount relates to the amortization of losses on interest rate contracts over the life of the related debt instruments.
The following table provides a summary of the effect on our consolidated statements of income for the three months ended March 31, 2020 and 2021 of derivatives that were not designated as hedging instruments (in thousands):

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended
	Location of Gain (Loss) Recognized on Derivatives	March 31,
Derivative Instrument		2020	2021
Futures contracts	Product sales revenue	$123,769	$(53,793)
Futures contracts	Cost of product sales	(3,927)	1,670
Basis derivative agreement	Other operating income (expense)	(2,899)	(650)
	Total	$116,943	$(52,773)
The impact of the derivatives in the above table was reflected as cash from operations on our consolidated statements of cash flows.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheets
The following tables provide a summary of the fair value of derivatives, which are presented on a net basis in our consolidated balance sheets, that were not designated as hedging instruments as of December 31, 2020 and March 31, 2021 (in thousands):

	December 31, 2020
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Commodity derivatives contracts, net	$616	Commodity derivatives contracts, net	$22,988
Future contracts	Other noncurrent assets	1,074	Other noncurrent liabilities	—
Basis derivative agreement	Other current assets	—	Other current liabilities	8,774
Basis derivative agreement	Other noncurrent assets	—	Other noncurrent liabilities	1,468
	Total	$1,690	Total	$33,230

	March 31, 2021
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Commodity derivatives contracts, net	$2,626	Commodity derivatives contracts, net	$23,418
Futures contracts	Other noncurrent assets	—	Other noncurrent liabilities	681
Basis derivative agreement	Other current assets	—	Other current liabilities	7,341
	Total	$2,626	Total	$31,440

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair value on our consolidated balance sheets, using then-current market rates to estimate the present value of future cash flows.

•Guarantees and contractual obligations. At March 31, 2021, these primarily include a long-term contractual obligation we entered into in connection with the sale of three marine terminals to a subsidiary of Buckeye Partners, L.P. (“Buckeye”). This obligation requires us to perform certain environmental remediation work on Buckeye’s behalf at the New Haven, Connecticut terminal.  The contractual obligation was recorded at fair value on our consolidated balance sheets upon initial recognition and was calculated using our best estimate of potential outcome scenarios to determine our liability for the remediation costs required in this agreement.

•Debt. The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2020 and March 31, 2021; however, where recent observable market trades were not available, prices were determined using adjustments to the last traded value for that debt issuance or by adjustments to the prices of similar debt instruments of peer entities that are actively traded. The carrying amount of borrowings, if any, under our revolving credit facility and our commercial paper program approximates fair value due to the frequent repricing of these obligations.

Fair Value Measurements - Financial Assets and Liabilities

The following tables summarize the carrying amounts, fair values and fair value measurements recorded or disclosed as of December 31, 2020 and March 31, 2021 based on the three levels established by ASC 820, Fair Value Measurements and Disclosures (in thousands):

Assets (Liabilities)			Fair Value Measurements as of December 31, 2020 using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives contracts	$(21,298)	$(21,298)	$(21,298)	$—	$—
Basis derivative agreement	$(10,242)	$(10,242)	$—	$(10,242)
Long-term receivables	$22,755	$22,755	$—	$—	$22,755
Guarantees and contractual obligations	$(11,207)	$(11,207)	$—	$—	$(11,207)
Debt	$(4,978,691)	$(5,880,850)	$—	$(5,880,850)	$—

Assets (Liabilities)			Fair Value Measurements as of March 31, 2021 using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives contracts	$(21,473)	$(21,473)	$(21,473)	$—	$—
Basis derivative agreement	$(7,341)	$(7,341)	$—	$(7,341)	$—
Long-term receivables	$21,590	$21,590	$—	$—	$21,590
Guarantees and contractual obligations	$(11,172)	$(11,172)	$—	$—	$(11,172)
Debt	$(4,996,142)	$(5,341,424)	$—	$(5,341,424)	$—

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.Commitments and Contingencies

Butane Blending Patent Infringement Proceeding

On October 4, 2017, Sunoco Partners Marketing & Terminals L.P. (“Sunoco”) brought an action for patent infringement in the U.S. District Court for the District of Delaware alleging Magellan Midstream Partners, L.P. (“Magellan”) and Powder Springs Logistics, LLC (“Powder Springs”) have infringed patents related to butane blending at the Powder Springs facility located in Powder Springs, Georgia. Sunoco subsequently submitted pleadings alleging that Magellan is also infringing various patents related to butane blending at nine Magellan facilities, in addition to Powder Springs. Sunoco is seeking monetary damages, attorneys’ fees and a permanent injunction enjoining Magellan and Powder Springs from infringing the subject patents. We deny and are vigorously defending against all claims asserted by Sunoco. Although it is not possible to predict the ultimate outcome, we believe the ultimate resolution of this matter will not have a material adverse impact on our results of operations, financial position or cash flows.

Environmental Liabilities

Liabilities recognized for estimated environmental costs were $14.3 million and $12.7 million at December 31, 2020 and March 31, 2021, respectively. We have classified environmental liabilities as other current or noncurrent based on management’s estimates regarding the timing of actual payments. Environmental expenses recognized as a result of changes in our environmental liabilities are included in operating expense on our consolidated statements of income. Environmental expenses were $0.4 million and $1.1 million for the three months ended March 31, 2020 and 2021, respectively.

Other

In first quarter 2020, we entered into a long-term contractual obligation in connection with the sale of three marine terminals to Buckeye.  This obligation requires us to perform certain environmental remediation work on Buckeye’s behalf at the New Haven terminal.  At December 31, 2020 and March 31, 2021, our consolidated balance sheets reflect a current liability of $0.6 million and a noncurrent liability of $10.2 million to reflect the fair value of this obligation.

We have entered into an agreement to guarantee our 50% pro rata share, up to $25.0 million, of obligations under the Powder Springs’ credit facility. As of March 31, 2021, our consolidated balance sheets reflected a $0.4 million other current liability and a corresponding increase in our investment in non-controlled entities on our consolidated balance sheets to reflect the fair value of this guarantee.

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

13.Related Party Transactions

Stacy Methvin is an independent member of our general partner’s board of directors and also serves as a director of two of our customers.  We received tariff, terminalling and other ancillary revenue from these customers of $8.4 million and $11.3 million for the three months ended March 31, 2020 and 2021, respectively. We occasionally have transmix settlements with these customers as well. We recorded receivables of $3.9 million and $4.0 million from these customers at December 31, 2020 and March 31, 2021, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

See Note 4 – Investments in Non-Controlled Entities and Note 7 – Leases for details of transactions with our joint ventures.

14.Partners’ Capital and Distributions

Partners’ Capital

Our general partner’s board of directors authorized the repurchase of up to $750 million of our common units through 2022. The timing, price and actual number of common units repurchased will depend on a number of factors including our expected expansion capital spending needs, excess cash available, balance sheet metrics, legal and regulatory requirements, market conditions and the trading price of our common units. The repurchase program does not obligate us to acquire any particular amount of common units, and the repurchase program may be suspended or discontinued at any time. No units were repurchased during the three months ended March 31, 2021.

The following table details the changes in the number of our common units outstanding from December 31, 2020 through March 31, 2021:

Common units outstanding on December 31, 2020	223,119,811
January 2021–Settlement of employee LTIP awards	150,435
During 2021–Other(a)	12,572
Common units outstanding on March 31, 2021	223,282,818

(a) Common units issued to settle the equity-based retainers paid to independent directors of our general partner.

Distributions

Distributions we paid during 2020 and 2021 were as follows (in thousands, except per unit amounts):

Payment Date	Per Unit Distribution Amount	Total Distribution
02/14/2020	$1.0275	$234,774
05/15/2020	1.0275	231,245
08/14/2020	1.0275	231,245
11/13/2020	1.0275	229,853
Total	4.1100	927,117

02/12/2021	$1.0275	229,423
05/14/2021(a)	1.0275	229,423
Total	$2.0550	$458,846

(a) Our general partner’s board of directors declared this distribution in April 2021 to be paid on May 14, 2021 to unitholders of record at the close of business on May 7, 2021.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.Subsequent Events

Recognizable events

No recognizable events occurred subsequent to March 31, 2021.

Non-recognizable events

Sale of Partial Interest in MVP. In April 2021, we sold nearly half of our membership interest in MVP and received $271.0 million in cash, including working capital adjustments. Following the sale, we own approximately 25% of MVP and remain the operator of the facility.

Distribution. In April 2021, our general partner’s board of directors declared a quarterly distribution of $1.0275 per unit for the period of January 1, 2021 through March 31, 2021. This quarterly distribution will be paid on May 14, 2021 to unitholders of record on May 7, 2021.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a publicly traded limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of March 31, 2021, our asset portfolio consisted of:
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

The following discussion provides an analysis of the results for each of our operating segments, an overview of our liquidity and capital resources and other items related to our partnership. The following discussion and analysis should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Developments

Sale of Partial Interest in MVP Terminalling, LLC. In April 2021, we sold nearly half of our membership interest in MVP and received $271.0 million in cash, including working capital adjustments. Following the sale, we own approximately 25% of MVP and remain the operator of the facility.

Distribution. In April 2021, our general partner’s board of directors declared a quarterly distribution of $1.0275 per unit for the period of January 1, 2021 through March 31, 2021. This quarterly distribution will be paid on May 14, 2021 to unitholders of record on May 7, 2021.

Results of Operations

We believe that investors benefit from having access to the same financial measures utilized by management. Operating margin, which is presented in the following table, is an important measure used by management to evaluate the economic performance of our core operations. Operating margin is not a generally accepted accounting principles (“GAAP”) measure, but the components of operating margin are computed using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is the nearest comparable GAAP financial measure, is included in the following table. Operating profit includes expense items, such as depreciation, amortization and impairment expense and general and administrative (“G&A”) expense, which management does not focus on when evaluating the core profitability of our separate operating segments. Additionally, product margin, which management primarily uses to evaluate the profitability of our commodity-related activities, is provided in this table. Product margin is a non-GAAP measure but the components of product sales revenue and cost of product sales are determined in accordance with GAAP. Our gas liquids blending, fractionation and other commodity-related activities generate significant revenue. However, we believe the product margin from these activities, which takes into account the related cost of product sales, better represents the importance to our results of operations.

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2021

	Three Months Ended March 31,		Variance Favorable (Unfavorable)
	2020	2021	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$314.3	$310.8	$(3.5)	(1)
Crude oil	145.7	116.2	(29.5)	(20)
Intersegment eliminations	(1.6)	(1.8)	(0.2)	(13)
Total transportation and terminals revenue	458.4	425.2	(33.2)	(7)
Affiliate management fee revenue	5.3	5.3	—	—
Operating expenses:
Refined products	105.9	94.9	11.0	10
Crude oil	46.8	39.2	7.6	16
Intersegment eliminations	(3.2)	(3.5)	0.3	9
Total operating expenses	149.5	130.6	18.9	13
Product margin:
Product sales revenue	319.1	230.6	(88.5)	(28)
Cost of product sales	249.2	184.9	64.3	26
Product margin	69.9	45.7	(24.2)	(35)
Other operating income (expense)	(0.5)	(0.5)	—	—
Earnings of non-controlled entities	43.6	39.1	(4.5)	(10)
Operating margin	427.2	384.2	(43.0)	(10)
Depreciation, amortization and impairment expense	63.5	58.1	5.4	9
G&A expense	36.9	46.6	(9.7)	(26)
Operating profit	326.8	279.5	(47.3)	(14)
Interest expense (net of interest income and interest capitalized)	50.5	56.3	(5.8)	(11)
Gain on disposition of assets	(12.9)	—	(12.9)	(100)
Other (income) expense	0.9	1.1	(0.2)	(22)
Income before provision for income taxes	288.3	222.1	(66.2)	(23)
Provision for income taxes	0.7	0.8	(0.1)	(14)
Net income	$287.6	$221.3	$(66.3)	(23)

Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.582	$1.672
Volume shipped (million barrels):
Gasoline	66.2	65.0
Distillates	43.8	46.5
Aviation fuel	9.4	6.1
Liquefied petroleum gases	0.4	0.5
Total volume shipped	119.8	118.1
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$0.918	$0.789
Volume shipped (million barrels)(1)	75.1	46.5
Terminal average utilization (million barrels per month)	22.7	25.5
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(2)	37.1	26.9
Saddlehorn - volume shipped (million barrels)(3)	16.3	16.1

(1) Volume shipped includes shipments related to our crude oil marketing activities.
(2) These volumes reflect the total shipments for the BridgeTex pipeline, which is owned 30% by us.
(3) These volumes reflect the total shipments for the Saddlehorn pipeline, which was owned 40% by us through January 31, 2020 and 30% thereafter.

Transportation and terminals revenue decreased $33.2 million resulting from:
•a decrease in refined products revenue of $3.5 million primarily due to the absence of revenues in the current period associated with the three marine terminals we sold in March 2020. This decline was partially offset by increased transportation revenue as a higher average tariff, in part driven by our mid-year 2020 tariff increase, more than offset slightly lower volumes. Supply disruptions during the current period caused by recent winter storms allowed us to meet market demand with our extensive pipeline system, resulting in longer-haul movements and additional volumes in the period. The current period also benefited from contributions from the West Texas pipeline expansion that began operations in the third quarter of 2020. These increased volumes were more than offset by lingering impacts of COVID-19 and still-recovering drilling activity; and
•a decrease in crude oil revenue of $29.5 million due to lower average tariff rates and less volume shipped. Average tariff rates decreased primarily as a result of the recent expiration of several higher-priced contracts on our Longhorn pipeline and deficiency revenue recognized in the year-ago period. Transportation volumes also declined partially due to those recent Longhorn contract expirations, with much of this volume replaced by activities of our marketing affiliate. Tariff movements on the Houston distribution system partially decreased due to a change in the way customers now contract for services at the partnership’s Seabrook export facility joint venture. Further, short-term supply disruptions caused by the recent winter storms also negatively impacted shipments on both Longhorn and the Houston distribution system.
Operating expense decreased by $18.9 million primarily resulting from:
•a decrease in refined products expenses of $11.0 million primarily due to the absence of costs in the current period associated with the divested marine terminals as well as lower power costs from our recent optimization efforts and gains from power hedging activity driven by the recent winter storms; and
•a decrease in crude oil expenses of $7.6 million primarily due to lower power costs from our recent optimization efforts and gains from power hedging activity driven by the recent winter storms.

Product margin decreased $24.2 million primarily due to lower sales volume and reduced margins on our gas liquids blending activities.
Earnings of non-controlled entities decreased $4.5 million primarily due to decreased volume and margin from Powder Springs blending activities, partially offset by additional contributions from MVP due to new storage and dock assets placed into service in early 2020 and recognition of deficiency revenue in the current period.
Depreciation, amortization and impairment expense decreased $5.4 million due to an impairment loss in first quarter 2020 related to our sale of three marine terminals.
G&A expense increased $9.7 million primarily due to higher incentive compensation costs to reflect improved economic conditions in 2021.

Interest expense, net of interest income and interest capitalized, increased $5.8 million primarily due to lower capitalized interest as a result of reduced ongoing expansion capital spending as well as higher outstanding debt. Our weighted-average debt outstanding was $5.1 billion in first quarter 2021 compared to $4.8 billion in first quarter 2020. The weighted average interest rate was 4.4% in first quarter 2021 compared to 4.6% in first quarter 2020.

Gain on disposition of assets was $12.9 million unfavorable due to a gain on the sale of a portion of our interest in Saddlehorn recognized in first quarter 2020.

Adjusted EBITDA, Distributable Cash Flow and Free Cash Flow

We believe that investors benefit from having access to the same financial measures utilized by management. In the following tables, we present the financial measures of adjusted EBITDA, distributable cash flow (“DCF”) and free cash flow (“FCF”), which are non-GAAP measures.

Adjusted EBITDA is an important measure utilized by management and the investment community to assess the financial results of a company. A reconciliation of adjusted EBITDA to net income, the nearest comparable GAAP measure, is included in the following tables.

Our partnership agreement requires that all of our available cash, less amounts reserved by our general partner’s board of directors, be distributed to our unitholders. DCF is used by management to determine the amount of cash that our operations generated, after maintenance capital spending, that is available for distribution to our unitholders, as well as a basis for recommending to our general partner’s board of directors the amount of distributions to be paid each period. We also use DCF as the basis for calculating our performance-based equity long-term incentive compensation. A reconciliation of DCF to net income, the nearest comparable GAAP measure, is included in the following tables.

FCF is a financial metric used by many investors and others in the financial community to measure the amount of cash generated by a company during a period after accounting for all investing activities, including both maintenance and expansion capital spending, as well as proceeds from divestitures. We believe FCF is important to the financial community as it reflects the amount of cash available for distributions, unit repurchases, debt reduction, additional investments or other partnership uses. A reconciliation of FCF to net income and to net cash provided by operating activities, the nearest comparable GAAP measures, is included in the following tables.

Since the non-GAAP measures presented here include adjustments specific to us, they may not be comparable to similarly-titled measures of other companies.

Adjusted EBITDA, DCF and FCF are non-GAAP measures. A reconciliation of each of these measures to net income for the three months ended March 31, 2020 and 2021 is as follows (in millions):

	Three Months Ended March 31,
	2020	2021
Net income	$287.6	$221.3
Interest expense, net	50.5	56.3
Depreciation, amortization and impairment(1)	63.1	59.2
Equity-based incentive compensation(2)	(14.5)	(1.5)
Gain on disposition of assets(3)	(10.5)	—
Commodity-related adjustments:
Derivative (gains) losses recognized in the period associated with future transactions(4)	(66.7)	17.4
Derivative gains (losses) recognized in previous periods associated with transactions completed in the period(4)	(11.7)	(22.4)
Inventory valuation adjustments(5)	71.7	1.4
Total commodity-related adjustments	(6.7)	(3.6)
Distributions from operations of non-controlled entities in excess of (less than) earnings	11.0	12.4
Adjusted EBITDA	380.5	344.1
Interest expense, net, excluding debt issuance cost amortization	(49.6)	(55.5)
Maintenance capital(6)	(24.4)	(12.1)
Distributable cash flow	306.5	276.5
Expansion capital(7)	(155.0)	(10.5)
Proceeds from asset sales	332.8	0.7
Free cash flow	484.3	266.7
Distributions paid	(234.8)	(229.4)
Free cash flow after distributions	$249.5	$37.3

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
(7)    Includes additions to property, plant and equipment (excluding maintenance capital and capital-related changes in accounts payable and other current liabilities), acquisitions and investments in non-controlled entities, net of distributions from returns of investments in non-controlled entities and deposits from undivided joint interest third parties.

A reconciliation of FCF to net cash provided by operating activities for the three months ended March 31, 2020 and 2021 is as follows (in millions):

	Three Months Ended March 31,
	2020	2021
Net cash provided by operating activities	$384.6	$240.2
Changes in operating assets and liabilities	(34.2)	57.9
Net cash provided (used) in investing activities	131.8	(31.2)
Payments associated with settlement of equity-based incentive compensation	(14.7)	(6.2)
Settlement gain, amortization of prior service credit and actuarial loss	(1.1)	(1.6)
Changes in accrued capital items	20.4	9.2
Commodity-related adjustments(1)	(6.7)	(3.6)
Other	4.2	2.0
Free cash flow	484.3	266.7
Distributions paid	(234.8)	(229.4)
Free cash flow after distributions	$249.5	$37.3

(1) Please refer to the preceding table for a description of these commodity-related adjustments.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Operating Activities. Net cash provided by operating activities was $384.6 million and $240.2 million for the three months ended March 31, 2020 and 2021, respectively. The $144.4 million decrease in 2021 was due to changes in our working capital and lower net income as previously described, partially offset by adjustments for non-cash items and distributions in excess of earnings of our non-controlled entities.
Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2020 was $131.8 million and net cash used by investing activities for the three months ended March 31, 2021 was $31.2 million. During the 2021 period, we used $30.0 million for capital expenditures. During the 2020 period, we used $172.7 million for capital expenditures, which included $1.3 million for undivided joint interest projects for which cash was received from a third party. Also, during 2020, we sold three marine terminals for cash proceeds of $252.6 million and sold a portion of our interest in Saddlehorn for cash proceeds of $79.8 million. Additionally, we contributed capital of $28.3 million in conjunction with our joint venture capital projects, which we account for as investments in non-controlled entities.
Financing Activities. Net cash used by financing activities for the three months ended March 31, 2020 and 2021 was $451.5 million and $218.6 million, respectively. During the 2021 period, we paid distributions of $229.4 million to our unitholders. Also, in January 2021, our equity-based incentive compensation awards that vested December 31, 2020 were settled by issuing 163,007 common units and distributing those units to the long-term incentive plan (“LTIP”) participants, resulting in payments primarily associated with tax withholdings of $6.2 million. During the 2020 period, we paid distributions of $234.8 million to our unitholders and made common unit repurchases of $202.0 million. Also, in January 2020, our equity-based incentive compensation awards that vested December 31, 2019 were settled by issuing 284,643 common units and distributing those units to the LTIP participants, resulting in payments primarily associated with tax withholdings of $14.7 million.
The quarterly distribution amount related to first quarter 2021 earnings is $1.0275 per unit (to be paid in second quarter 2021).  If we were to continue paying distributions at this level on the number of common units currently outstanding, total distributions of approximately $918 million would be paid to our unitholders related to 2021 earnings. Management believes we will have sufficient DCF to fund these distributions.

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

For the three months ended March 31, 2021, our maintenance capital spending was $12.1 million. For 2021, we expect to spend approximately $85 million on maintenance capital.

During the first three months of 2021, we spent $8.6 million for our expansion capital projects and contributed $1.9 million for expansion capital projects in conjunction with our joint ventures. Based on the progress of expansion projects already underway, we expect to spend approximately $75 million in 2021 to complete our current slate of expansion capital projects.
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

For further information regarding the quantities of refined products and crude oil hedged at March 31, 2021 and the fair value of open hedge and basis derivative contracts at that date, please see Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

Forward physical contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of March 31, 2021, we had commitments under forward purchase and sale contracts as follows (in millions):

	Total	2021	2022-2025	Beyond 2026
Forward purchase contracts – notional value	$344.0	$101.7	$118.6	$123.7
Forward purchase contracts – barrels	10.4	2.1	3.8	4.5
Forward sales contracts – notional value	$47.9	$47.9	$—	$—
Forward sales contracts – barrels	0.8	0.8	—	—
We generally use exchange-traded futures contracts to hedge against changes in the price of the petroleum products we expect to sell or purchase. We did not elect hedge accounting treatment under ASC 815, Derivatives and Hedging, for our open contracts and as a result we accounted for these contracts as economic hedges, with changes in fair value recognized currently in earnings. The fair value of these open futures contracts, representing 3.0 million barrels of petroleum products we expect to sell and 0.2 million barrels of gas liquids we expect to purchase, was a net liability of $21.5 million. With respect to these contracts, a $10.00 per barrel increase (decrease) in the prices of petroleum products we expect to sell would result in a $30.0 million decrease (increase) in our operating profit, while a $10.00 per barrel increase (decrease) in the price of gas liquids we expect to purchase would result in a $2.0 million increase (decrease) in our operating profit. These increases or decreases in operating profit would be substantially offset by higher or lower product sales revenue or cost of product sales when the physical sale or purchase of those products occurs, respectively. These contracts may be for the purchase or sale of products in markets different from those in which we are attempting to hedge our exposure, and the related hedges may not eliminate all price risks.

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

Interest Rate Risk
Our use of variable rate debt and any future issuances of fixed rate debt expose us to interest rate risk. As of March 31, 2021, we did not have any variable rate debt outstanding.

ITEM 4.CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. We performed this evaluation under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our general partner’s CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed so that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition or operating results.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

At March 31, 2021, the remaining available capacity under the program was $473.1 million. No units were repurchased during the three months ended March 31, 2021.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

The exhibits listed below on the Index to Exhibits are filed or incorporated by reference as part of this report.

INDEX TO EXHIBITS

Exhibit Number		Description

Exhibit 10.1	—	Magellan Midstream Holdings GP, LLC Executive Severance Pay Plan and Summary Plan Description, amended and restated effective April 1, 2021.

Exhibit 10.2	—	Amendment No. 1 dated April 1, 2021 to Magellan Midstream Partners Long-Term Incentive Plans.

Exhibit 31.1	—	Certification of Michael N. Mears, principal executive officer.

Exhibit 31.2	—	Certification of Jeff Holman, principal financial officer.

Exhibit 32.1	—	Section 1350 Certification of Michael N. Mears, Chief Executive Officer.

Exhibit 32.2	—	Section 1350 Certification of Jeff Holman, Chief Financial Officer.

Exhibit 101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on April 29, 2021.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	Magellan GP, LLC,
its general partner

/s/ Jeff Holman
Jeff Holman
Chief Financial Officer
(Principal Accounting and Financial Officer)