Form 10-Q
period 2021-06-30
Magellan Midstream Partners, L.P.
filed 2021-07-29
CIK 1126975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Yes  ☐    No  ☒
As of July 28, 2021, there were 221,559,630 common units outstanding.

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

•changes in overall demand for refined products, crude oil and liquefied petroleum gases;
•price fluctuations for refined products, crude oil and liquefied petroleum gases and expectations about future prices for these products;
•changes in the production of crude oil in the basins served by our pipelines;
•changes in general economic conditions, including market and macro-economic disruptions resulting from pandemics and related governmental responses;
•changes in the financial condition of our customers, vendors, derivatives counterparties, lenders or joint venture co-owners;
•our ability to secure financing in the credit and capital markets in amounts and on terms that will allow us to execute our business strategy, refinance our existing obligations when due and maintain adequate liquidity;
•development and increasing use of alternative energy sources, including but not limited to natural gas, solar power, wind power, electric and battery-powered engines and geothermal energy, increased use of renewable fuels such as ethanol, biodiesel and renewable diesel, increased conservation or fuel efficiency, increased use of electric vehicles, as well as regulatory developments, technological developments or other trends that could affect demand for our services;
•changes in population in the markets served by our refined products pipeline system and changes in consumer preferences, driving patterns or rates of automobile ownership;
•changes in the product quality, throughput or interruption in service of refined products or crude oil pipelines owned and operated by third parties and connected to our assets;
•changes in demand for transportation and storage of refined products and crude oil services we provide;
•changes in supply and demand patterns for our facilities due to geopolitical events, the activities of the Organization of the Petroleum Exporting Countries (“OPEC”) and other non-OPEC oil producing countries with large production capacity, changes in U.S. trade policies or in laws governing the importing and exporting of petroleum products;
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

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Transportation and terminals revenue	$399,766	$455,276	$845,277	$867,361
Product sales revenue	34,370	193,073	331,907	406,760
Affiliate management fee revenue	5,316	5,294	10,607	10,596
Total revenue	439,452	653,643	1,187,791	1,284,717
Costs and expenses:
Operating	139,687	149,116	288,386	276,351
Cost of product sales	43,974	171,798	275,541	342,759
Depreciation, amortization and impairment	54,984	52,258	114,787	106,903
General and administrative	41,647	56,089	77,983	102,039
Total costs and expenses	280,292	429,261	756,697	828,052
Other operating income (expense)	3,913	1,904	3,402	1,442
Earnings of non-controlled entities	33,689	40,589	77,349	79,641
Operating profit	196,762	266,875	511,845	537,748
Interest expense	69,259	56,981	125,159	113,960
Interest capitalized	(4,228)	(417)	(9,179)	(925)
Interest income	(223)	(148)	(643)	(301)
Gain on disposition of assets	—	(69,702)	(12,887)	(69,702)
Other (income) expense	1,446	14,828	2,253	15,887
Income from continuing operations before provision for income taxes	130,508	265,333	407,142	478,829
Provision for income taxes	589	434	1,345	1,223
Income from continuing operations	129,919	264,899	405,797	477,606
Income from discontinued operations	3,924	15,518	15,610	24,129
Net income	$133,843	$280,417	$421,407	$501,735
Basic and diluted income from continuing operations per common unit	$0.57	$1.19	$1.79	$2.14
Basic and diluted income from discontinued operations per common unit	0.02	0.07	0.07	0.11
Basic and diluted net income per common unit	$0.59	$1.26	$1.86	$2.25
Weighted average number of common units outstanding used for basic net income per unit calculation	225,351	222,735	226,461	223,162
Weighted average number of common units outstanding used for diluted net income per unit calculation	225,351	222,863	226,461	223,226

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Net income	$133,843	$280,417	$421,407	$501,735
Other comprehensive income (loss):
Derivative activity:
Net gain (loss) on cash flow hedges	1,470	—	(10,444)	—
Reclassification of net loss on cash flow hedges to income	847	888	1,656	1,775
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain (loss)	414	10,801	(333)	10,801
Curtailment gain	—	—	1,703	—
Recognition of prior service credit amortization in income	(45)	(45)	(90)	(90)
Recognition of actuarial loss amortization in income	1,458	1,412	2,989	3,103
Recognition of settlement cost in income	—	1,451	969	1,451
Total other comprehensive income (loss)	4,144	14,507	(3,550)	17,040
Comprehensive income	$137,987	$294,924	$417,857	$518,775

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2020	June 30, 2021
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$13,036	$257,970
Trade accounts receivable	103,568	134,115
Other accounts receivable	37,075	39,022
Inventory	158,204	216,909
Commodity derivatives deposits	34,165	44,674
Assets held for sale	15,059	290,519
Other current assets	44,086	39,064
Total current assets	405,193	1,022,273
Property, plant and equipment	7,943,760	7,986,738
Less: accumulated depreciation	1,956,926	2,047,563
Net property, plant and equipment	5,986,834	5,939,175
Investments in non-controlled entities	1,213,856	1,002,989
Right-of-use asset, operating leases	166,078	187,231
Long-term receivables	22,755	20,883
Goodwill	50,121	50,121
Other intangibles (less accumulated amortization of $9,228 and $10,533 at December 31, 2020 and June 30, 2021, respectively)	44,925	43,620
Restricted cash	9,411	8,408
Noncurrent assets held for sale	277,566	—
Other noncurrent assets	20,243	17,962
Total assets	$8,196,982	$8,292,662

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$97,988	$122,711
Accrued payroll and benefits	52,055	57,639
Accrued interest payable	58,998	58,998
Accrued taxes other than income	67,710	52,360
Deferred revenue	98,635	101,502
Accrued product liabilities	75,180	128,507
Commodity derivatives contracts, net	21,621	17,925
Current portion of operating lease liability	27,533	25,735
Liabilities held for sale	8,423	9,967
Other current liabilities	50,431	66,679
Total current liabilities	558,574	642,023
Long-term debt, net	4,978,691	4,979,687
Long-term operating lease liability	137,483	164,583
Long-term pension and benefits	163,776	152,111
Long-term liabilities held for sale	1,508	—
Other noncurrent liabilities	53,144	68,469
Commitments and contingencies
Partners’ capital:
Common unitholders (223,120 units and 221,560 units outstanding at December 31, 2020 and June 30, 2021, respectively)	2,486,996	2,451,939
Accumulated other comprehensive loss	(183,190)	(166,150)
Total partners’ capital	2,303,806	2,285,789
Total liabilities and partners’ capital	$8,196,982	$8,292,662

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2020	2021
Operating Activities:
Net income	$421,407	$501,735
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(15,610)	(24,129)
Depreciation, amortization and impairment expense	114,787	106,903
Gain on sale and retirement of assets	(12,887)	(69,702)
Earnings of non-controlled entities	(77,349)	(79,641)
Distributions from operations of non-controlled entities	102,699	94,451
Equity-based incentive compensation expense	4,411	10,060
Settlement gain, amortization of prior service credit and actuarial loss	2,526	4,464
Debt extinguishment costs	12,893	—
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	34,665	(32,494)
Inventory	62,690	(58,705)
Accounts payable	12,260	29,255
Accrued payroll and benefits	(34,083)	5,584
Accrued interest payable	(8,731)	—
Accrued taxes other than income	(13,040)	(15,350)
Accrued product liabilities	(33,788)	53,327
Deferred revenue	(4,273)	2,867
Other current and noncurrent assets and liabilities	(26,296)	37,073
Net cash provided by operating activities of continuing operations	542,281	565,698
Net cash provided by operating activities of discontinued operations	20,972	27,257
Net cash provided by operating activities	563,253	592,955
Investing Activities:
Additions to property, plant and equipment, net(1)	(280,347)	(67,405)
Proceeds from sale and disposition of assets	332,872	271,843
Investments in non-controlled entities	(59,458)	(5,616)
Net cash provided (used) by investing activities of continuing operations	(6,933)	198,822
Net cash used by investing activities of discontinued operations	(11,870)	(986)
Net cash provided (used) by investing activities	(18,803)	197,836
Financing Activities:
Distributions paid	(466,019)	(458,385)
Repurchases of common units	(201,982)	(82,324)
Net commercial paper borrowings	141,000	—
Borrowings under long-term notes	499,400	—
Payments on notes	(550,000)	—
Debt placement costs	(4,255)	—
Net payment on financial derivatives	(10,444)	—
Payments associated with settlement of equity-based incentive compensation	(14,700)	(6,151)
Debt extinguishment costs	(12,893)	—
Net cash used by financing activities	(619,893)	(546,860)
Change in cash, cash equivalents and restricted cash	(75,443)	243,931
Cash, cash equivalents and restricted cash at beginning of period	84,599	22,447
Cash, cash equivalents and restricted cash at end of period	$9,156	$266,378

Supplemental non-cash investing activities:
(1) Additions to property, plant and equipment	$(223,702)	$(60,055)
Changes in accounts payable and other current liabilities related to capital expenditures	(56,645)	(7,350)
Additions to property, plant and equipment, net	$(280,347)	$(67,405)
See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited, in thousands)

	Common Unitholders	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance, April 1, 2020	$2,713,748	$(169,771)	$2,543,977
Comprehensive income:
Net income	133,843	—	133,843
Total other comprehensive income	—	4,144	4,144
Total comprehensive income	133,843	4,144	137,987
Distributions	(231,245)	—	(231,245)
Equity-based incentive compensation expense	4,256	—	4,256
Other	(237)	—	(237)
Three Months Ended June 30, 2020	$2,620,365	$(165,627)	$2,454,738

Balance, April 1, 2021	$2,477,689	$(180,657)	$2,297,032
Comprehensive income:
Net income	280,417	—	280,417
Total other comprehensive income	—	14,507	14,507
Total comprehensive income	280,417	14,507	294,924
Distributions	(228,962)	—	(228,962)
Equity-based incentive compensation expense	5,381	—	5,381
Repurchases of common units	(82,324)	—	(82,324)
Other	(262)	—	(262)
Three Months Ended June 30, 2021	$2,451,939	$(166,150)	$2,285,789

MAGELLAN MIDSTREAM PARTNERS, L.P. CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (Continued) (Unaudited, in thousands)
	Common Unitholders	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance, January 1, 2020	$2,877,105	$(162,077)	$2,715,028
Comprehensive income:
Net income	421,407	—	421,407
Total other comprehensive loss	—	(3,550)	(3,550)
Total comprehensive income (loss)	421,407	(3,550)	417,857
Distributions	(466,019)	—	(466,019)
Equity-based incentive compensation expense	4,411	—	4,411
Repurchases of common units	(201,982)	—	(201,982)
Issuance of common units in settlement of equity-based incentive plan awards	600	—	600
Payments associated with settlement of equity-based incentive compensation	(14,700)	—	(14,700)
Other	(457)	—	(457)
Six Months Ended June 30, 2020	$2,620,365	$(165,627)	$2,454,738

Balance, January 1, 2021	$2,486,996	$(183,190)	$2,303,806
Comprehensive income:
Net income	501,735	—	501,735
Total other comprehensive income	—	17,040	17,040
Total comprehensive income	501,735	17,040	518,775
Distributions	(458,385)	—	(458,385)
Equity-based incentive compensation expense	10,060	—	10,060
Repurchases of common units	(82,324)	—	(82,324)
Issuance of common units in settlement of equity-based incentive plan awards	520	—	520
Payments associated with settlement of equity-based incentive compensation	(6,151)	—	(6,151)
Other	(512)	—	(512)
Six Months Ended June 30, 2021	$2,451,939	$(166,150)	$2,285,789

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

Description of Business

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil.  As of June 30, 2021, our asset portfolio, excluding assets associated with discontinued operations, consisted of:

•our refined products segment, comprised of our approximately 9,800-mile refined petroleum products pipeline system with 54 connected terminals and two marine storage terminals (one of which is owned through a joint venture); and

•our crude oil segment, comprised of approximately 2,200 miles of crude oil pipelines, a condensate splitter and 37 million barrels of aggregate storage capacity, of which approximately 27 million barrels are used for contract storage. Approximately 1,000 miles of these pipelines, the condensate splitter and 30 million barrels of this storage capacity (including 24 million barrels used for contract storage) are wholly-owned, with the remainder owned through joint ventures.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of Presentation

In the opinion of management, our accompanying consolidated financial statements which are unaudited, except for the consolidated balance sheet as of December 31, 2020, which is derived from our audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2021, the results of operations for the three and six months ended June 30, 2020 and 2021 and cash flows for the six months ended June 30, 2020 and 2021. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 for several reasons. Profits from our gas liquids blending activities are realized largely during the first and fourth quarters of each year.  Additionally, gasoline demand, which drives transportation volumes and revenues on our refined products pipeline system, generally trends higher during the summer driving months.  Further, the volatility of commodity prices impacts the profits from our commodity activities and the volume of petroleum products we transport on our pipelines.

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

Discontinued Operations

In June 2021, we entered into an agreement to sell our independent terminals network comprised of 26 refined petroleum products terminals with approximately six million barrels of storage located primarily in the southeastern United States. The sale is expected to close upon the receipt of required regulatory approvals. The related results of operations, financial position and cash flows have been classified as discontinued operations for all periods presented. See Note 2 - Discontinued Operations and Assets Held for Sale for further details.

Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to continuing operations.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period’s presentation, including amounts related to our discontinued operations.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Pronouncements

We evaluate Accounting Standards Updates issued by the Financial Accounting Standards Board on an ongoing basis. There are no new accounting pronouncements that we anticipate will have a material impact on our financial statements.

2.Discontinued Operations and Assets Held for Sale
On June 10, 2021, we announced an agreement to sell our independent terminals network comprised of 26 refined petroleum products terminals with approximately six million barrels of storage located primarily in the southeastern U.S. to Buckeye Partners, L.P. (“Buckeye”) for $435 million. The sale is expected to close upon the receipt of required regulatory approvals. The related results of operations, which were previously included in our refined products segment, have been classified as discontinued operations.

Summarized Results of Discontinued Operations

The following table provides the summarized results that have been reclassified from continuing operations to discontinued operations on the consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Transportation and terminals revenue	$12,049	$13,742	$24,933	$26,827
Product sales revenue	8,907	27,677	30,490	44,591
Total revenue	20,956	41,419	55,423	71,418
Costs and expenses:
Operating	6,420	3,887	7,229	7,256
Cost of product sales	6,535	17,868	24,204	31,774
Depreciation, amortization and impairment	3,556	3,519	7,287	7,002
General and administrative	521	627	1,093	1,257
Total costs and expenses	17,032	25,901	39,813	47,289
Income from discontinued operations	$3,924	$15,518	$15,610	$24,129

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Assets and Liabilities of Discontinued Operations

The following table provides the summarized assets and liabilities classified as held for sale on the consolidated balance sheets (in thousands):

	December 31, 2020	June 30, 2021
Assets:
Trade accounts receivable	$5,568	$6,311
Inventory	9,185	10,431
Net property, plant and equipment	274,857	268,922
Goodwill	2,709	2,709
Other assets	306	2,146
Total assets classified as held for sale	$292,625	$290,519

Liabilities:
Accounts payable	$2,034	$2,342
Accrued product liabilities	3,986	5,672
Other liabilities	3,911	1,953
Total liabilities classified as held for sale	$9,931	$9,967

3.Segment Disclosures

Our reportable segments are strategic business units that offer different products and services. Our segments are managed separately because each segment requires different marketing strategies and business knowledge. Management evaluates performance based on segment operating margin, which includes revenue from affiliates and third-party customers, operating expense, cost of product sales, other operating (income) expense and earnings of non-controlled entities.
We believe that investors benefit from having access to the same financial measures used by management. Operating margin, which is presented in the following tables, is an important measure used by management to evaluate the economic performance of our core operations. Operating margin is not a GAAP measure, but the components of operating margin are computed using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is the nearest comparable GAAP financial measure, is included in the tables below (presented in thousands). Operating profit includes depreciation, amortization and impairment expense and general and administrative (“G&A”) expense that management does not consider when evaluating the core profitability of our separate operating segments.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2020
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$267,710	$133,637	$(1,581)	$399,766
Product sales revenue	25,556	8,814	—	34,370
Affiliate management fee revenue	1,513	3,803	—	5,316
Total revenue	294,779	146,254	(1,581)	439,452
Operating expense	96,985	45,917	(3,215)	139,687
Cost of product sales	39,081	4,893	—	43,974
Other operating (income) expense	(138)	(3,775)	—	(3,913)
Earnings of non-controlled entities	(4,592)	(29,097)	—	(33,689)
Operating margin	163,443	128,316	1,634	293,393
Depreciation, amortization and impairment expense	37,473	15,877	1,634	54,984
G&A expense	30,140	11,507	—	41,647
Operating profit	$95,830	$100,932	$—	$196,762

	Three Months Ended June 30, 2021
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$337,782	$118,683	$(1,189)	$455,276
Product sales revenue	149,682	43,391	—	193,073
Affiliate management fee revenue	1,609	3,685	—	5,294
Total revenue	489,073	165,759	(1,189)	653,643
Operating expense	108,145	43,828	(2,857)	149,116
Cost of product sales	125,108	46,690	—	171,798
Other operating (income) expense	(3,167)	1,263	—	(1,904)
Earnings of non-controlled entities	(8,197)	(32,392)	—	(40,589)
Operating margin	267,184	106,370	1,668	375,222
Depreciation, amortization and impairment expense	34,100	16,490	1,668	52,258
G&A expense	40,318	15,771	—	56,089
Operating profit	$192,766	$74,109	$—	$266,875

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2020
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$569,145	$279,295	$(3,163)	$845,277
Product sales revenue	316,959	14,948	—	331,907
Affiliate management fee revenue	3,097	7,510	—	10,607
Total revenue	889,201	301,753	(3,163)	1,187,791
Operating expense	202,058	92,689	(6,361)	288,386
Cost of product sales	254,754	20,787	—	275,541
Other operating (income) expense	(2,030)	(1,372)	—	(3,402)
Earnings of non-controlled entities	(18,812)	(58,537)	—	(77,349)
Operating margin	453,231	248,186	3,198	704,615
Depreciation, amortization and impairment expense	79,801	31,788	3,198	114,787
G&A expense	56,222	21,761	—	77,983
Operating profit	$317,208	$194,637	$—	$511,845

	Six Months Ended June 30, 2021
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$635,465	$234,897	$(3,001)	$867,361
Product sales revenue	334,199	72,561	—	406,760
Affiliate management fee revenue	3,159	7,437	—	10,596
Total revenue	972,823	314,895	(3,001)	1,284,717
Operating expense	199,629	83,030	(6,308)	276,351
Cost of product sales	265,944	76,815	—	342,759
Other operating (income) expense	(3,406)	1,964	—	(1,442)
Earnings of non-controlled entities	(17,368)	(62,273)	—	(79,641)
Operating margin	528,024	215,359	3,307	746,690
Depreciation, amortization and impairment expense	70,202	33,394	3,307	106,903
G&A expense	73,271	28,768	—	102,039
Operating profit	$384,551	$153,197	$—	$537,748

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.Revenue

Statement of Income Disclosures

The following tables provide details of our revenue disaggregated by key activities that comprise our performance obligations by operating segment (in thousands):

	Three Months Ended June 30, 2020
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$162,801	$67,217	$—	$230,018
Terminalling	27,057	5,742	—	32,799
Storage	48,125	35,044	(1,581)	81,588
Ancillary services	25,957	6,841	—	32,798
Lease revenue	3,770	18,793	—	22,563
Transportation and terminals revenue	267,710	133,637	(1,581)	399,766
Product sales revenue	25,556	8,814	—	34,370
Affiliate management fee revenue	1,513	3,803	—	5,316
Total revenue	294,779	146,254	(1,581)	439,452
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue(1)	(3,770)	(18,793)	—	(22,563)
(Gains) losses from futures contracts included in product sales revenue(2)	26,773	2,321	—	29,094
Affiliate management fee revenue	(1,513)	(3,803)	—	(5,316)
Total revenue from contracts with customers under ASC 606	$316,269	$125,979	$(1,581)	$440,667

(1) Lease revenue is accounted for under Accounting Standards Codification (“ASC”) 842, Leases.
(2) The impact on product sales revenue from futures contracts falls under the guidance of ASC 815, Derivatives and Hedging.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2021
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$232,036	$59,704	$—	$291,740
Terminalling	25,203	3,218	—	28,421
Storage	44,607	29,776	(1,189)	73,194
Ancillary services	31,941	7,611	—	39,552
Lease revenue	3,995	18,374	—	22,369
Transportation and terminals revenue	337,782	118,683	(1,189)	455,276
Product sales revenue	149,682	43,391	—	193,073
Affiliate management fee revenue	1,609	3,685	—	5,294
Total revenue	489,073	165,759	(1,189)	653,643
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue(1)	(3,995)	(18,374)	—	(22,369)
(Gains) losses from futures contracts included in product sales revenue(2)	34,252	6,175	—	40,427
Affiliate management fee revenue	(1,609)	(3,685)	—	(5,294)
Total revenue from contracts with customers under ASC 606	$517,721	$149,875	$(1,189)	$666,407

(1) Lease revenue is accounted for under ASC 842, Leases.
(2) The impact on product sales revenue from futures contracts falls under the guidance of ASC 815, Derivatives and Hedging.

	Six Months Ended June 30, 2020
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$341,257	$153,999	$—	$495,256
Terminalling	57,388	9,051	—	66,439
Storage	103,082	64,227	(3,163)	164,146
Ancillary services	55,486	13,917	—	69,403
Lease revenue	11,932	38,101	—	50,033
Transportation and terminals revenue	569,145	279,295	(3,163)	845,277
Product sales revenue	316,959	14,948	—	331,907
Affiliate management fee revenue	3,097	7,510	—	10,607
Total revenue	889,201	301,753	(3,163)	1,187,791
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue(1)	(11,932)	(38,101)	—	(50,033)
(Gains) losses from futures contracts included in product sales revenue(2)	(88,669)	(401)	—	(89,070)
Affiliate management fee revenue	(3,097)	(7,510)	—	(10,607)
Total revenue from contracts with customers under ASC 606	$785,503	$255,741	$(3,163)	$1,038,081

(1) Lease revenue is accounted for under ASC 842, Leases.
(2) The impact on product sales revenue from futures contracts falls under the guidance of ASC 815, Derivatives and Hedging.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2021
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$425,463	$114,750		$540,213
Terminalling	47,755	9,335		57,090
Storage	93,622	59,038	(3,001)	149,659
Ancillary services	60,483	15,557		76,040
Lease revenue	8,142	36,217		44,359
Transportation and terminals revenue	635,465	234,897	(3,001)	867,361
Product sales revenue	334,199	72,561	—	406,760
Affiliate management fee revenue	3,159	7,437	—	10,596
Total revenue	972,823	314,895	(3,001)	1,284,717
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue(1)	(8,142)	(36,217)	—	(44,359)
(Gains) losses from futures contracts included in product sales revenue(2)	81,603	11,531	—	93,134
Affiliate management fee revenue	(3,159)	(7,437)	—	(10,596)
Total revenue from contracts with customers under ASC 606	$1,043,125	$282,772	$(3,001)	$1,322,896

(1) Lease revenue is accounted for under ASC 842, Leases.
(2) The impact on product sales revenue from futures contracts falls under the guidance of ASC 815, Derivatives and Hedging.
Balance Sheet Disclosures

The following table summarizes our accounts receivable, contract assets and contract liabilities resulting from contracts with customers (in thousands):

	December 31, 2020	June 30, 2021
Accounts receivable from contracts with customers	$103,275	$132,260
Contract assets	$12,220	$14,447
Contract liabilities	$102,702	$104,445

For the three and six months ended June 30, 2021, respectively, we recognized $7.4 million and $73.8 million of transportation and terminals revenue that was recorded in deferred revenue as of December 31, 2020.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unfulfilled Performance Obligations

The following table provides the aggregate amount of the transaction price allocated to our unfulfilled performance obligations (“UPOs”) as of June 30, 2021 by operating segment, including the range of years remaining on our contracts with customers and an estimate of revenues expected to be recognized over the next 12 months (dollars in thousands):

	Refined Products	Crude Oil	Total
Balances at June 30, 2021	$1,929,410	$1,161,010	$3,090,420
Remaining terms	1 - 17 years	1 - 11 years
Estimated revenues from UPOs to be recognized in the next 12 months	$360,376	$260,713	$621,089

5.Investments in Non-Controlled Entities

Our equity investments in non-controlled entities at June 30, 2021 were comprised of:

Entity	Ownership Interest
BridgeTex Pipeline Company, LLC (“BridgeTex”)	30%
Double Eagle Pipeline LLC (“Double Eagle”)	50%
HoustonLink Pipeline Company, LLC (“HoustonLink”)	50%
MVP Terminalling, LLC (“MVP”)	25%
Powder Springs Logistics, LLC (“Powder Springs”)	50%
Saddlehorn Pipeline Company, LLC (“Saddlehorn”)	30%
Seabrook Logistics, LLC (“Seabrook”)	50%
Texas Frontera, LLC (“Texas Frontera”)	50%
.
In April 2021, we sold nearly half of our membership interest in MVP and received $271.0 million in cash, including working capital adjustments. As a result of this sale, we recorded a gain of $69.3 million in second quarter 2021. Following the sale, we own approximately 25% of MVP and remain the operator of the facility.

We serve as operator of BridgeTex, HoustonLink, MVP, Powder Springs, Saddlehorn, Texas Frontera and the pipeline activities of Seabrook. We receive fees for management services as well as reimbursement or payment to us for certain direct operational payroll and other overhead costs. The management fees we receive are reported as affiliate management fee revenue on our consolidated statements of income. Cost reimbursements we receive from these entities in connection with our operating services are included as reductions to costs and expenses on our consolidated statements of income and totaled $1.0 million and $0.7 million during the three months ended June 30, 2020 and 2021, respectively, and $2.2 million and $1.2 million during the six months ended June 30, 2020 and 2021, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recorded the following revenue and expense transactions from certain of these non-controlled entities in our consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Transportation and terminals revenue:
BridgeTex, pipeline capacity and storage	$12,677	$12,958	$23,425	$23,698
Double Eagle, throughput revenue	$1,421	$857	$3,021	$1,833
Saddlehorn, storage revenue	$565	$579	$1,131	$1,159
Operating expense:
Seabrook, storage lease and ancillary services	$7,479	$5,549	$14,378	$10,859
Other operating income:
Seabrook, gain on sale of air emission credits	$—	$434	$1,410	$434

Our consolidated balance sheets reflected the following balances related to transactions with our non-controlled entities (in thousands):

	December 31, 2020
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable	Long-Term Receivables
BridgeTex	$355	$27	$970	$—
Double Eagle	$277	$—	$—	$—
HoustonLink	$—	$—	$144	$—
MVP	$—	$467	$2,297	$—
Powder Springs	$—	$—	$—	$10,223
Saddlehorn	$—	$121	$—	$—
Seabrook	$—	$—	$7,274	$—

	June 30, 2021
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable	Long-Term Receivables
BridgeTex	$2,835	$16	$4,391	$—
Double Eagle	$204	$—	$—	$—
HoustonLink	$—	$—	$170	$—
MVP	$—	$1,271	$—	$—
Powder Springs	$7	$—	$—	$10,296
Saddlehorn	$—	$5,011	$—	$—
Seabrook	$—	$14	$1,857	$—

We entered into a long-term terminalling and storage contract with Seabrook for our exclusive use of dedicated tankage that provides our customers with crude oil storage capacity and dock access for crude oil imports and exports on the Texas Gulf Coast (see Note 8 – Leases for more details regarding this lease).

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The financial results from MVP, Powder Springs and Texas Frontera are included in our refined products segment and the financial results from BridgeTex, Double Eagle, HoustonLink, Saddlehorn and Seabrook are included in our crude oil segment, each as earnings of non-controlled entities.

A summary of our investments in non-controlled entities (representing only our proportionate interest) follows (in thousands):

Investments at December 31, 2020	$1,213,856
Additional investment	5,616
Sale of ownership interest in MVP	(201,673)
Earnings of non-controlled entities:
Proportionate share of earnings	80,524
Amortization of excess investment and capitalized interest	(883)
Earnings of non-controlled entities	79,641
Less:
Distributions from operations of non-controlled entities	94,451
Investments at June 30, 2021	$1,002,989

6.Inventory

Inventory at December 31, 2020 and June 30, 2021 was as follows (in thousands):

	December 31, 2020	June 30, 2021
Refined products	$71,982	$93,188
Crude oil	32,431	24,887
Liquefied petroleum gases	25,040	39,723
Transmix	23,397	53,757
Additives	5,354	5,354
Total inventory	$158,204	$216,909

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.Debt
Long-term debt at December 31, 2020 and June 30, 2021 was as follows (in thousands):

	December 31, 2020	June 30, 2021
3.20% Notes due 2025	$250,000	$250,000
5.00% Notes due 2026	650,000	650,000
3.25% Notes due 2030	500,000	500,000
6.40% Notes due 2037	250,000	250,000
4.20% Notes due 2042	250,000	250,000
5.15% Notes due 2043	550,000	550,000
4.20% Notes due 2045	250,000	250,000
4.25% Notes due 2046	500,000	500,000
4.20% Notes due 2047	500,000	500,000
4.85% Notes due 2049	500,000	500,000
3.95% Notes due 2050	800,000	800,000
Face value of long-term debt	5,000,000	5,000,000
Unamortized debt issuance costs(1)	(40,143)	(39,030)
Net unamortized debt premium(1)	18,834	18,717
Long-term debt, net	$4,978,691	$4,979,687

(1)        Debt issuance costs and note discounts and premiums are being amortized or accreted to the applicable notes over the respective lives of those notes.

All of the instruments detailed in the table above are senior indebtedness.

Other Debt

Revolving Credit Facility. At June 30, 2021, the total borrowing capacity under our revolving credit facility maturing in May 2024 was $1.0 billion. Any borrowings outstanding under this facility are classified as long-term debt on our consolidated balance sheets. Borrowings under the facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.875% to 1.500% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate from 0.075% and 0.200% depending on our credit ratings. The unused commitment fee was 0.125% at June 30, 2021. Borrowings under this facility may be used for general purposes, including capital expenditures. As of December 31, 2020 and June 30, 2021, there were no borrowings outstanding under this facility and $3.5 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets, but decrease our borrowing capacity under this facility.

Commercial Paper Program. We have a commercial paper program under which we may issue commercial paper notes in an amount up to the available capacity under our $1.0 billion revolving credit facility. The maturities of the commercial paper notes vary, but may not exceed 397 days from the date of issuance. Because the commercial paper we can issue is limited to amounts available under our revolving credit facility, amounts outstanding under the program are classified as long-term debt. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of June 30, 2021, there were no borrowings outstanding under this program. The weighted-average interest rate for commercial paper borrowings based on the number of days outstanding was 0.2% for the six months ended June 30, 2021.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.Leases

Operating Leases – Lessee

Related-Party Operating Lease. We entered into a long-term terminalling and storage contract with Seabrook for our exclusive use of dedicated tankage that provides our customers with crude oil storage capacity and dock access for crude oil imports and exports on the Texas Gulf Coast.

The following tables provide information about our third-party and Seabrook operating leases (in thousands):

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2021
	Third-Party Leases	Seabrook Lease	All Leases	Third-Party Leases	Seabrook Lease	All Leases
Total lease expense	$5,709	$7,479	$13,188	$6,924	$5,549	$12,473

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2021
	Third-Party Leases	Seabrook Lease	All Leases	Third-Party Leases	Seabrook Lease	All Leases
Total lease expense	$11,699	$14,378	$26,077	$13,945	$10,859	$24,804

	December 31, 2020			June 30, 2021
	Third-Party Leases	Seabrook Lease	All Leases	Third-Party Leases	Seabrook Lease	All Leases
Current lease liability	$17,099	$10,434	$27,533	$17,366	$8,369	$25,735
Long-term lease liability	$84,982	$52,501	$137,483	$116,033	$48,550	$164,583
Right-of-use asset	$103,142	$62,936	$166,078	$130,311	$56,920	$187,231

9.Employee Benefit Plans

We sponsor a defined contribution plan in which we match our employees’ qualifying contributions, resulting in additional expense to us. Expenses related to the defined contribution plan, including expense related to discontinued operations, were $2.4 million and $2.3 million for the three months ended June 30, 2020 and 2021, respectively, and $6.9 million and $5.4 million for the six months ended June 30, 2020 and 2021, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, we sponsor two pension plans, including one for all non-union employees and one that covers union employees, and a postretirement benefit plan for certain employees. The following disclosures related to these plans include amounts related to discontinued operations. Net periodic benefit expense for the three and six months ended June 30, 2020 and 2021 were as follows (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2020		June 30, 2021
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$6,735	$67	$6,963	$74
Interest cost	2,711	127	2,283	112
Expected return on plan assets	(2,809)	—	(2,921)	—
Amortization of prior service credit	(45)	—	(45)	—
Amortization of actuarial loss	1,322	136	1,241	171
Settlement cost	—	—	1,451	—
Net periodic benefit cost	$7,914	$330	$8,972	$357

	Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2021
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$13,938	$129	$14,316	$150
Interest cost	5,513	239	4,683	207
Expected return on plan assets	(5,695)	—	(5,967)	—
Amortization of prior service credit	(90)	—	(90)	—
Amortization of actuarial loss	2,734	255	2,785	318
Settlement cost	969	—	1,451	—
Settlement gain on disposition of assets	(1,342)	—	—	—
Net periodic benefit cost	$16,027	$623	$17,178	$675

The service component of our net periodic benefit costs is presented in operating expense and G&A expense, and the non-service components are presented in other (income) expense in our consolidated statements of income.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in accumulated other comprehensive loss (“AOCL”) related to employee benefit plan assets and benefit obligations for the three and six months ended June 30, 2020 and 2021 were as follows (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2020		June 30, 2021
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(101,447)	$(8,259)	$(116,283)	$(10,262)
Net actuarial gain (loss)	1,560	(1,146)	12,366	(1,565)
Recognition of prior service credit amortization in income	(45)	—	(45)	—
Recognition of actuarial loss amortization in income	1,322	136	1,241	171
Recognition of settlement cost in income	—	—	1,451	—
Ending balance	$(98,610)	$(9,269)	$(101,270)	$(11,656)

	Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2021
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(104,739)	$(8,378)	$(117,782)	$(10,409)
Net actuarial gain (loss)	813	(1,146)	12,366	(1,565)
Curtailment gain	1,703	—	—	—
Recognition of prior service credit amortization in income	(90)	—	(90)	—
Recognition of actuarial loss amortization in income	2,734	255	2,785	318
Recognition of settlement cost in income	969	—	1,451	—
Ending balance	$(98,610)	$(9,269)	$(101,270)	$(11,656)

Contributions estimated to be paid into the plans in 2021 are $27.6 million and $0.8 million for the pension plans and other postretirement benefit plan, respectively.

10.Long-Term Incentive Plan

The compensation committee of our general partner’s board of directors administers our long-term incentive plan (“LTIP”) covering certain of our employees and the independent directors of our general partner. In April 2021, our compensation committee and our limited partners approved an amendment to the LTIP increasing the number of common units available for issuance from 11.9 million to 13.7 million. The LTIP primarily consists of phantom units. The estimated units remaining available under the LTIP at June 30, 2021 totaled approximately 2.4 million.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity-based incentive compensation expense for the three and six months ended June 30, 2020 and 2021, primarily recorded as G&A expense on our consolidated statements of income, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Performance-based awards	$1,821	$2,654	$(126)	$4,870
Time-based awards	2,435	2,727	4,537	5,190
Total	$4,256	$5,381	$4,411	$10,060

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

11.Derivative Financial Instruments

Commodity Derivatives

Our open futures contracts at June 30, 2021 were as follows:

Type of Contract/Accounting Methodology	Product Represented by the Contract and Associated Barrels	Maturity Dates
Futures - Economic Hedges	4.3 million barrels of refined products and crude oil	Between July 2021 and November 2022
Futures - Economic Hedges	0.7 million barrels of gas liquids	Between September 2021 and February 2022

Commodity Derivatives Contracts and Deposits Offsets

At December 31, 2020 and June 30, 2021, we had made margin deposits of $34.2 million and $44.7 million, respectively, for our futures contracts with our counterparties, which were recorded as current assets under commodity derivatives deposits on our consolidated balance sheets. We have the right to offset the combined fair values of our open futures contracts against our margin deposits under a master netting arrangement for each counterparty; however, we have elected to present the combined fair values of our open futures contracts separately from the related margin deposits on our consolidated balance sheets. Additionally, we have the right to offset the fair values of our futures contracts together for each counterparty, which we have elected to do, and we report the combined net balances on our consolidated balance sheets. A schedule of the derivative amounts we have offset and

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the deposit amounts we could offset under a master netting arrangement are provided below as of December 31, 2020 and June 30, 2021 (in thousands):

Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Assets Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheets	Net Asset Amount(1)
As of December 31, 2020	$(21,748)	$1,201	$(20,547)	$34,165	$13,618
As of June 30, 2021	$(27,429)	$6,107	$(21,322)	$44,674	$23,352

(1) Amount represents the maximum loss we would incur if all of our counterparties failed to perform on their derivative contracts.

Basis Derivative Agreement
During 2019, we entered into a basis derivative agreement with a joint venture co-owner’s affiliate, and, contemporaneously, that affiliate entered into an intrastate transportation services agreement with the joint venture. Settlements under the basis derivative agreement are determined based on the basis differential of crude oil prices at different market locations and a notional volume of 30,000 barrels per day. As a result, we account for this agreement as a derivative. The agreement will expire in early 2022. We recognize the changes in fair value of this agreement based on forward price curves for crude oil in West Texas and the Houston Gulf Coast in other operating income (expense) in our consolidated statements of income. The liability for this agreement at December 31, 2020 and June 30, 2021 was $10.2 million and $5.0 million, respectively.

Impact of Derivatives on Our Financial Statements

Comprehensive Income

The changes in derivative activity included in AOCL for the three and six months ended June 30, 2020 and 2021 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Losses Included in AOCL	2020	2021	2020	2021
Beginning balance	$(60,065)	$(54,112)	$(48,960)	$(54,999)
Net gain (loss) on cash flow hedges	1,470	—	(10,444)	—
Reclassification of net loss on cash flow hedges to income	847	888	1,656	1,775
Ending balance	$(57,748)	$(53,224)	$(57,748)	$(53,224)

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the effect on our consolidated statements of income for the three and six months ended June 30, 2020 and 2021 of derivatives that were designated as cash flow hedges (in thousands):

	Interest Rate Contracts
	Amount of Gain (Loss) Recognized in AOCL on Derivatives	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Three Months Ended June 30, 2020	$1,470	Interest expense	$(847)
Three Months Ended June 30, 2021	$—	Interest expense	$(888)
Six Months Ended June 30, 2020	$(10,444)	Interest expense	$(1,656)
Six Months Ended June 30, 2021	$—	Interest expense	$(1,775)

As of June 30, 2021, the net loss estimated to be classified to interest expense over the next twelve months from AOCL is approximately $3.5 million. This amount relates to the amortization of losses on interest rate contracts over the life of the related debt instruments.
The following table provides a summary of the effect on our consolidated statements of income for the three and six months ended June 30, 2020 and 2021 of derivatives that were not designated as hedging instruments (in thousands):

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended		Six Months Ended
	Location of Gain (Loss) Recognized on Derivatives	June 30,		June 30,
Derivative Instrument		2020	2021	2020	2021
Futures contracts	Product sales revenue	$(29,094)	$(40,427)	$89,070	$(93,134)
Futures contracts	Cost of product sales	(494)	6,257	(4,017)	7,607
Basis derivative agreement	Other operating income (expense)	3,400	(1,277)	501	(1,927)
	Total	$(26,188)	$(35,447)	$85,554	$(87,454)
The impact of the derivatives in the above table was reflected as cash from operations on our consolidated statements of cash flows.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheets
The following tables provide a summary of the fair value of derivatives, which are presented on a net basis in our consolidated balance sheets, that were not designated as hedging instruments as of December 31, 2020 and June 30, 2021 (in thousands):

	December 31, 2020
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Commodity derivatives contracts, net	$127	Commodity derivatives contracts, net	$21,748
Future contracts	Other noncurrent assets	1,074	Other noncurrent liabilities	—
Basis derivative agreement	Other current assets	—	Other current liabilities	8,774
Basis derivative agreement	Other noncurrent assets	—	Other noncurrent liabilities	1,468
	Total	$1,201	Total	$31,990

	June 30, 2021
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Commodity derivatives contracts, net	$6,107	Commodity derivatives contracts, net	$24,032
Futures contracts	Other noncurrent assets	—	Other noncurrent liabilities	3,397
Basis derivative agreement	Other current assets	—	Other current liabilities	5,028
	Total	$6,107	Total	$32,457
12.Fair Value

Fair Value Methods and Assumptions - Financial Assets and Liabilities

We used the following methods and assumptions in estimating fair value of our financial assets and liabilities:

•Commodity derivatives contracts. These include exchange-traded futures contracts related to petroleum products. These contracts are carried at fair value on our consolidated balance sheets and are valued based on quoted prices in active markets. See Note 11 – Derivative Financial Instruments for further disclosures regarding these contracts.

•Basis derivative agreement. During 2019, we entered into a basis derivative agreement with a joint venture co-owner’s affiliate, and, contemporaneously, that affiliate entered into an intrastate transportation services agreement with the joint venture. Settlements under the basis derivative agreement are determined based on the basis differential of crude oil prices at different market locations and a notional volume of 30,000 barrels per day (see Note 11 - Derivative Financial Instruments for further disclosures regarding this agreement). The fair value of this derivative was calculated based on observable market data inputs, including published commodity pricing data and market interest rates. The key inputs in the fair value calculation include the forward price curves for crude oil, the implied forward correlation in crude oil prices between West Texas and the Houston Gulf Coast, and the implied forward volatility for crude oil futures contracts.

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

•Contractual obligations. At June 30, 2021, these primarily include a long-term contractual obligation we entered into in connection with the sale of three marine terminals to a subsidiary of Buckeye. This obligation requires us to perform certain environmental remediation work on Buckeye’s behalf at the New Haven, Connecticut terminal.  This contractual obligation was recorded at fair value on our consolidated balance sheets upon initial recognition and was calculated using our best estimate of potential outcome scenarios to determine our liability for the remediation costs required in this agreement.

•Debt. The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2020 and June 30, 2021; however, where recent observable market trades were not available, prices were determined using adjustments to the last traded value for that debt issuance or by adjustments to the prices of similar debt instruments of peer entities that are actively traded. The carrying amount of borrowings, if any, under our revolving credit facility and our commercial paper program approximates fair value due to the frequent repricing of these obligations.

Fair Value Measurements - Financial Assets and Liabilities

The following tables summarize the carrying amounts, fair values and fair value measurements recorded or disclosed as of December 31, 2020 and June 30, 2021 based on the three levels established by ASC 820, Fair Value Measurements and Disclosures (in thousands):

Assets (Liabilities)			Fair Value Measurements as of December 31, 2020 using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives contracts	$(20,547)	$(20,547)	$(20,547)	$—	$—
Basis derivative agreement	$(10,242)	$(10,242)	$—	$(10,242)
Long-term receivables	$22,755	$22,755	$—	$—	$22,755
Contractual obligations	$(11,207)	$(11,207)	$—	$—	$(11,207)
Debt	$(4,978,691)	$(5,880,850)	$—	$(5,880,850)	$—

Assets (Liabilities)			Fair Value Measurements as of June 30, 2021 using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives contracts	$(21,322)	$(21,322)	$(21,322)	$—	$—
Basis derivative agreement	$(5,028)	$(5,028)	$—	$(5,028)	$—
Long-term receivables	$20,883	$20,883	$—	$—	$20,883
Contractual obligations	$(11,142)	$(11,142)	$—	$—	$(11,142)
Debt	$(4,979,687)	$(5,688,517)	$—	$(5,688,517)	$—

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.Commitments and Contingencies

Butane Blending Patent Infringement Proceeding -

On October 4, 2017, Sunoco Partners Marketing & Terminals L.P. (“Sunoco”) brought an action for patent infringement in the U.S. District Court for the District of Delaware alleging Magellan Midstream Partners, L.P. (“Magellan”) and Powder Springs Logistics, LLC (“Powder Springs”) have infringed patents related to butane blending at the Powder Springs facility located in Powder Springs, Georgia. Sunoco subsequently submitted pleadings alleging that Magellan is also infringing various patents related to butane blending at nine Magellan facilities, in addition to Powder Springs. Sunoco is seeking monetary damages, attorneys’ fees and a permanent injunction enjoining Magellan and Powder Springs from infringing the subject patents. We deny and are vigorously defending against all claims asserted by Sunoco. The amounts we have accrued in relation to the claims are immaterial, and although it is not possible to predict the ultimate outcome, we believe the ultimate resolution of this matter will not have a material adverse impact on our results of operations, financial position or cash flows.

Environmental Liabilities

Liabilities recognized for estimated environmental costs were $14.3 million and $11.5 million at December 31, 2020 and June 30, 2021, respectively. We have classified environmental liabilities as other current or noncurrent based on management’s estimates regarding the timing of actual payments. Environmental expenses recognized as a result of changes in our environmental liabilities are included in operating expense on our consolidated statements of income. Environmental expenses were $0.8 million and $0.9 million for the three months ended June 30, 2020 and 2021, respectively, and $1.2 million and $2.0 million for the six months ended June 30, 2020 and 2021, respectively.

Other

In first quarter 2020, we entered into a long-term contractual obligation in connection with the sale of three marine terminals to Buckeye.  This obligation requires us to perform certain environmental remediation work on Buckeye’s behalf at the New Haven, Connecticut terminal.  At December 31, 2020 and June 30, 2021, our consolidated balance sheets reflect a current liability of $0.6 million and a noncurrent liability of $10.2 million to reflect the fair value of this obligation.

We have entered into an agreement to guarantee our 50% pro rata share, up to $25.0 million, of contractual obligations under the Powder Springs’ credit facility. As of June 30, 2021, our consolidated balance sheets reflected a $0.4 million other current liability and a corresponding increase in our investment in non-controlled entities on our consolidated balance sheets to reflect the fair value of this guarantee.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.Related Party Transactions

Stacy Methvin is an independent member of our general partner’s board of directors and also serves as a director of one of our customers.  We received tariff, terminalling and other ancillary revenue from this customer of $7.3 million and $17.3 million for the three months ended June 30, 2020 and 2021, respectively, and $15.7 million and $28.4 million for the six months ended June 30, 2020 and 2021, respectively. We occasionally have transmix settlements with this customer as well. We recorded receivables of $3.9 million and $5.2 million from this customer at December 31, 2020 and June 30, 2021, respectively.

See Note 5 – Investments in Non-Controlled Entities and Note 8 – Leases for details of transactions with our joint ventures.

15.Partners’ Capital and Distributions

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

The following table details the changes in the number of our common units outstanding from December 31, 2020 through June 30, 2021:

Common units outstanding on December 31, 2020	223,119,811
Units repurchased during 2021	(1,723,188)
January 2021–Settlement of employee LTIP awards	150,435
During 2021–Other(1)	12,572
Common units outstanding on June 30, 2021	221,559,630

(1) Common units issued to settle the equity-based retainers paid to independent directors of our general partner.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Distributions

Distributions we paid during 2020 and 2021 were as follows (in thousands, except per unit amounts):

Payment Date	Per Unit Distribution Amount	Total Distribution
02/14/2020	$1.0275	$234,774
05/15/2020	1.0275	231,245
Through 06/30/2020	2.0550	466,019
08/14/2020	1.0275	231,245
11/13/2020	1.0275	229,853
Total	4.1100	927,117

02/12/2021	$1.0275	229,423
05/14/2021	1.0275	228,962
Through 06/30/2021	2.0550	458,385
08/13/2021(1)	1.0275	227,653
Total	$3.0825	$686,038

(1) Our general partner’s board of directors declared this distribution in July 2021 to be paid on August 13, 2021 to unitholders of record at the close of business on August 6, 2021. The estimated total distribution is based upon the number of common units currently outstanding.

16.Subsequent Events

Recognizable events

No recognizable events occurred subsequent to June 30, 2021.

Non-recognizable events

Distribution. In July 2021, our general partner’s board of directors declared a quarterly distribution of $1.0275 per unit for the period of April 1, 2021 through June 30, 2021. This quarterly distribution will be paid on August 13, 2021 to unitholders of record on August 6, 2021.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a publicly traded limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of June 30, 2021, our asset portfolio, excluding assets associated with discontinued operations, consisted of:
•our refined products segment, comprised of our approximately 9,800-mile refined petroleum products pipeline system with 54 connected terminals and two marine storage terminals (one of which is owned through a joint venture); and

•our crude oil segment, comprised of approximately 2,200 miles of crude oil pipelines, a condensate splitter and 37 million barrels of aggregate storage capacity, of which approximately 27 million barrels are used for contract storage. Approximately 1,000 miles of these pipelines, the condensate splitter and 30 million barrels of this storage capacity (including 24 million barrels used for contract storage) are wholly-owned, with the remainder owned through joint ventures.

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

Recent Developments

Discontinued Operations. In June 2021, we entered into an agreement to sell our independent terminals network comprised of 26 refined petroleum products terminals with approximately six million barrels of storage located primarily in the southeastern United States. The sale is expected to close upon the receipt of required regulatory approvals. The related results of operations, financial position and cash flows have been classified as discontinued operations for all periods presented. See Note 2 - Discontinued Operations and Assets Held for Sale in Item 1 of Part I of this report for further details.

Sale of Partial Interest in MVP Terminalling, LLC. In April 2021, we sold nearly half of our membership interest in MVP and received $271.0 million in cash, including working capital adjustments. Following the sale, we own approximately 25% of MVP and remain the operator of the facility.

Distribution. In July 2021, our general partner’s board of directors declared a quarterly distribution of $1.0275 per unit for the period of April 1, 2021 through June 30, 2021. This quarterly distribution will be paid on August 13, 2021 to unitholders of record on August 6, 2021.

Results of Operations

We believe that investors benefit from having access to the same financial measures utilized by management. Operating margin, which is presented in the following tables, is an important measure used by management to evaluate the economic performance of our core operations. Operating margin is not a generally accepted accounting principles (“GAAP”) measure, but the components of operating margin are computed using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is the nearest comparable GAAP financial measure, is included in the following tables. Operating profit includes expense items, such as depreciation, amortization and impairment expense and general and administrative (“G&A”) expense, which management does not focus on when evaluating the core profitability of our separate operating segments. Additionally, product margin, which management primarily uses to evaluate the profitability of our commodity-related activities, is provided in these tables. Product margin is a non-GAAP measure but the components of product sales revenue and cost of product sales are determined in accordance with GAAP. Our gas liquids blending, fractionation and other commodity-related activities generate significant revenue. However, we believe the product margin from these activities, which takes into account the related cost of product sales, better represents the importance to our results of operations.

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2021

	Three Months Ended June 30,		Variance Favorable (Unfavorable)
	2020	2021	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$267.8	$337.8	$70.0	26
Crude oil	133.6	118.7	(14.9)	(11)
Intersegment eliminations	(1.6)	(1.2)	0.4	25
Total transportation and terminals revenue	399.8	455.3	55.5	14
Affiliate management fee revenue	5.3	5.3	—	—
Operating expenses:
Refined products	97.0	108.1	(11.1)	(11)
Crude oil	45.9	43.8	2.1	5
Intersegment eliminations	(3.2)	(2.8)	(0.4)	(13)
Total operating expenses	139.7	149.1	(9.4)	(7)
Product margin:
Product sales revenue	34.4	193.1	158.7	461
Cost of product sales	44.0	171.8	(127.8)	(290)
Product margin	(9.6)	21.3	30.9	n/a
Other operating income (expense)	4.0	1.9	(2.1)	(53)
Earnings of non-controlled entities	33.7	40.5	6.8	20
Operating margin	293.5	375.2	81.7	28
Depreciation, amortization and impairment expense	55.0	52.3	2.7	5
G&A expense	41.7	56.1	(14.4)	(35)
Operating profit	196.8	266.8	70.0	36
Interest expense (net of interest income and interest capitalized)	64.8	56.4	8.4	13
Gain on disposition of assets	—	(69.7)	69.7	—
Other (income) expense	1.4	14.8	(13.4)	(957)
Income from continuing operations before provision for income taxes	130.6	265.3	134.7	103
Provision for income taxes	0.7	0.4	0.3	43
Income from continuing operations	129.9	264.9	135.0	104
Income from discontinued operations	3.9	15.5	11.6	297
Net income	$133.8	$280.4	$146.6	110

Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.675	$1.690
Volume shipped (million barrels):
Gasoline	61.3	78.8
Distillates	41.3	52.9
Aviation fuel	2.7	7.2
Total volume shipped	105.3	138.9
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$1.048	$0.816
Volume shipped (million barrels)(1)	47.7	49.6
Terminal average utilization (million barrels per month)	25.5	25.0
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(2)	32.2	28.6
Saddlehorn - volume shipped (million barrels)(3)	15.1	20.0

(1) Volume shipped includes shipments related to our crude oil marketing activities.
(2) These volumes reflect the total shipments for the BridgeTex pipeline, which is owned 30% by us.
(3) These volumes reflect the total shipments for the Saddlehorn pipeline, which is owned 30% by us.

Transportation and terminals revenue increased $55.5 million resulting from:
•an increase in refined products revenue of $70.0 million primarily due to increased transportation revenue as a result of significantly higher volumes versus the pandemic levels of 2020 due to the recovery in travel, economic and drilling activity as well as contributions from our recent Texas pipeline expansion projects. Transportation revenues for the current period also benefited from our mid-year 2020 tariff increase; and
•a decrease in crude oil revenue of $14.9 million primarily due to lower average tariff rates and reduced storage revenues. Average tariff rates decreased primarily as a result of the late 2020 expiration of several higher-priced contracts on our Longhorn pipeline, with much of this volume replaced by activities of our marketing affiliate. Storage revenues decreased primarily due to the 2020 period benefiting from increased short-term storage utilization at higher rates and contract renewals at lower rates in the current period.
Operating expense increased by $9.4 million primarily resulting from:
•an increase in refined products expenses of $11.1 million primarily due to an increase in integrity spending related to the timing of maintenance work as well as higher compensation to reflect improved financial results and higher benefits costs; and
•a decrease in crude oil expenses of $2.1 million primarily due to lower fees paid to Seabrook for ancillary services and the timing of integrity spending, partially offset by higher compensation costs related to improved financial results and higher benefit costs.

Product margin increased $30.9 million primarily due to unrealized losses on futures contracts in the 2020 period as well as more sales in the current quarter associated with our gas liquids blending activities as a result of improved blending opportunities.
Earnings of non-controlled entities increased $6.8 million primarily due to higher earnings from Saddlehorn related to the recent expansion of the pipeline and from MVP as a result of a favorable revenue adjustment in the current year.
Depreciation, amortization and impairment expense decreased $2.7 million primarily due to a reduction in our asset retirement obligations.
G&A expense increased $14.4 million primarily due to higher incentive compensation costs to reflect improved financial results and higher benefits costs in 2021.

Interest expense, net of interest income and interest capitalized, decreased $8.4 million primarily due to the absence of debt prepayment costs recorded in 2020, partially offset by lower capitalized interest as a result of reduced ongoing expansion capital spending. Our weighted-average debt outstanding was $5.0 billion in second quarter 2021 compared to $4.9 billion in second quarter 2020. The weighted average interest rate was 4.4% in second quarter 2021 compared to 4.5% in second quarter 2020.

Gain on disposition of assets of $69.7 million is primarily the result of a gain on the sale of a portion of our interest in MVP during second quarter 2021.

Other expense was $13.4 million unfavorable primarily due to amounts recognized in second quarter 2021 related to certain legal matters.

Income from discontinued operations increased by $11.6 million as a result of higher volumes at our independent terminals due to the economic recovery, improved product margin from higher sales volume at better pricing and lower operating expenses due to favorable product overages (which reduce operating expenses).

Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2021

	Six Months Ended June 30,		Variance Favorable (Unfavorable)
	2020	2021	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$569.2	$635.5	$66.3	12
Crude oil	279.3	234.9	(44.4)	(16)
Intersegment eliminations	(3.2)	(3.0)	0.2	6
Total transportation and terminals revenue	845.3	867.4	22.1	3
Affiliate management fee revenue	10.6	10.6	—	—
Operating expenses:
Refined products	202.1	199.6	2.5	1
Crude oil	92.7	83.0	9.7	10
Intersegment eliminations	(6.4)	(6.3)	(0.1)	(2)
Total operating expenses	288.4	276.3	12.1	4
Product margin:
Product sales revenue	331.9	406.8	74.9	23
Cost of product sales	275.5	342.8	(67.3)	(24)
Product margin	56.4	64.0	7.6	13
Other operating income (expense)	3.4	1.4	(2.0)	(59)
Earnings of non-controlled entities	77.3	79.6	2.3	3
Operating margin	704.6	746.7	42.1	6
Depreciation, amortization and impairment expense	114.8	106.9	7.9	7
G&A expense	78.0	102.0	(24.0)	(31)
Operating profit	511.8	537.8	26.0	5
Interest expense (net of interest income and interest capitalized)	115.3	112.7	2.6	2
Gain on disposition of assets	(12.9)	(69.7)	56.8	440
Other (income) expense	2.3	16.0	(13.7)	(596)
Income from continuing operations before provision for income taxes	407.1	478.8	71.7	18
Provision for income taxes	1.3	1.2	0.1	8
Income from continuing operations	405.8	477.6	71.8	18
Income from discontinued operations	15.6	24.1	8.5	54
Net income	$421.4	$501.7	$80.3	19

Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.626	$1.682
Volume shipped (million barrels):
Gasoline	127.5	143.8
Distillates	85.1	99.4
Aviation fuel	12.1	13.3
Liquefied petroleum gases	0.4	0.5
Total volume shipped	225.1	257.0
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$0.970	$0.803
Volume shipped (million barrels)(1)	122.8	96.1
Terminal average utilization (million barrels per month)	24.1	25.3
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(2)	69.3	55.5
Saddlehorn - volume shipped (million barrels)(3)	31.4	36.1

(1) Volume shipped includes shipments related to our crude oil marketing activities.
(2) These volumes reflect the total shipments for the BridgeTex pipeline, which is owned 30% by us.
(3) These volumes reflect the total shipments for the Saddlehorn pipeline, which was owned 40% by us through January 31, 2020 and 30% thereafter.

Transportation and terminals revenue increased $22.1 million resulting from:
•an increase in refined products revenue of $66.3 million primarily due to increased transportation revenue as a result of higher volumes versus the pandemic levels of 2020 due to the recovery in travel, economic and drilling activity as well as contributions from our recent Texas pipeline expansion projects. These favorable items were partially offset by the absence of revenues in the current period associated with the three marine terminals we sold in March 2020; and
•a decrease in crude oil revenue of $44.4 million primarily due to lower average tariff rates, less volume shipped and reduced storage revenues. Average tariff rates decreased primarily as a result of the late 2020 expiration of several higher-priced contracts on our Longhorn pipeline. Transportation volumes also declined partially due to those Longhorn contract expirations, with much of this volume replaced by activities of our marketing affiliate. Tariff movements on the Houston distribution system partially decreased due to an early 2020 change in the way customers now contract for services at the partnership’s Seabrook export facility joint venture. Further, short-term supply disruptions caused by the winter storms in first quarter 2021 also negatively impacted shipments on both Longhorn and the Houston distribution system. Storage revenues decreased primarily due to the 2020 period benefiting from increased short-term storage utilization at higher rates and contract renewals at lower rates in the current period.
Operating expense decreased by $12.1 million primarily resulting from:
•a decrease in refined products expenses of $2.5 million primarily due to the absence of costs in the current period associated with the divested marine terminals as well as lower power costs from our recent optimization efforts and gains from power hedging activity driven by the winter storms in first quarter 2021, partially offset by higher compensation costs and integrity spending; and
•a decrease in crude oil expenses of $9.7 million primarily due to lower power costs from our recent optimization efforts and gains from power hedging activity driven by the winter storms in first quarter 2021.

Product margin increased $7.6 million primarily due to lower of cost or net realizable value adjustments that negatively impacted 2020 as a result of the significant decrease in commodity prices, partially offset by reduced margins on our gas liquids blending activities in the current year.
Earnings of non-controlled entities increased $2.3 million primarily due to increased capabilities over the past year for MVP and Saddlehorn, mostly offset by lower earnings from Powder Springs mainly as a result of lower gains recognized in the current year on futures contracts compared to the prior year.
Depreciation, amortization and impairment expense decreased $7.9 million primarily due to an impairment loss recognized in 2020 related to certain terminalling assets.
G&A expense increased $24.0 million primarily due to higher incentive compensation costs to reflect improved financial results and higher benefits costs in 2021.

Interest expense, net of interest income and interest capitalized, decreased $2.6 million primarily due to the absence of debt prepayment costs recorded in 2020 partially offset by lower capitalized interest in the current year as a result of reduced ongoing expansion capital spending. Our weighted-average debt outstanding was $5.1 billion in the 2021 period compared to $4.9 billion in 2020. The weighted average interest rate was 4.4% in second quarter 2021 compared to 4.5% in second quarter 2020.

Gain on disposition of assets of $69.7 million in 2021 is primarily the result of a gain on the sale of a portion of our interest in MVP recognized in the second quarter of 2021 and $12.9 million in 2020 is due to a gain on the sale of a portion of our interest in Saddlehorn recognized in first quarter 2020.
Other expense was $13.7 million unfavorable primarily due to amounts recognized in second quarter 2021 related to certain legal matters.

Income from discontinued operations increased by $8.5 million as a result of higher volumes at our independent terminals due to the economic recovery and improved product margin from additional sales volume at better pricing.

Adjusted EBITDA, Distributable Cash Flow and Free Cash Flow

We believe that investors benefit from having access to the same financial measures utilized by management. In the following tables, we present the financial measures of adjusted EBITDA, distributable cash flow (“DCF”) and free cash flow (“FCF”), which are non-GAAP measures. These measures include the results of our discontinued operations.

Adjusted EBITDA is an important measure utilized by management and the investment community to assess the financial results of a company. A reconciliation of adjusted EBITDA to net income, the nearest comparable GAAP measure, is included in the table below.

Our partnership agreement requires that all of our available cash, less amounts reserved by our general partner’s board of directors, be distributed to our unitholders. DCF is used by management to determine the amount of cash that our operations generated, after maintenance capital spending, that is available for distribution to our unitholders, as well as a basis for recommending to our general partner’s board of directors the amount of distributions to be paid each period. We also use DCF as the basis for calculating our performance-based equity long-term incentive compensation. A reconciliation of DCF to net income, the nearest comparable GAAP measure, is included in the table below.

FCF is a financial metric used by many investors and others in the financial community to measure the amount of cash generated by a company during a period after accounting for all investing activities, including both maintenance and expansion capital spending, as well as proceeds from divestitures. We believe FCF is important to the financial community as it reflects the amount of cash available for distributions, unit repurchases, debt reduction, additional investments or other partnership uses. A reconciliation of FCF to net income and to net cash provided by operating activities, the nearest comparable GAAP measure, is included in the following tables.

Since the non-GAAP measures presented here include adjustments specific to us, they may not be comparable to similarly-titled measures of other companies.

Adjusted EBITDA, DCF and FCF are non-GAAP measures. A reconciliation of each of these measures to net income for the six months ended June 30, 2020 and 2021 is as follows (in millions):

	Six Months Ended June 30,
	2020	2021
Net income	$421.4	$501.7
Interest expense, net	115.3	112.7
Depreciation, amortization and impairment(1)	121.6	118.3
Equity-based incentive compensation(2)	(10.3)	3.9
Gain on disposition of assets(3)	(10.5)	(68.4)
Commodity-related adjustments:
Derivative (gains) losses recognized in the period associated with future transactions(4)	(4.9)	23.5
Derivative gains (losses) recognized in previous periods associated with transactions completed in the period(4)	(16.0)	(29.5)
Inventory valuation adjustments(5)	27.8	3.4
Total commodity-related adjustments	6.9	(2.6)
Distributions from operations of non-controlled entities in excess of (less than) earnings	25.4	14.8
Adjusted EBITDA	669.8	680.4
Interest expense, net, excluding debt issuance cost amortization(6)	(100.5)	(111.2)
Maintenance capital(7)	(53.3)	(24.7)
Distributable cash flow	516.0	544.5
Expansion capital(8)	(241.5)	(42.1)
Proceeds from asset sales	332.9	270.6
Free cash flow	607.4	773.0
Distributions paid	(466.0)	(458.4)
Free cash flow after distributions	$141.4	$314.6

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
(6) Interest expense includes debt prepayment costs of $12.9 million in the six months ended June 30, 2020, which are excluded from DCF as they are financing activities and not related to our ongoing operations.
(7)    Maintenance capital expenditures maintain our existing assets and do not generate incremental DCF (i.e. incremental returns to our unitholders). For this reason, we deduct maintenance capital expenditures to determine DCF.
(8)    Includes additions to property, plant and equipment (excluding maintenance capital and capital-related changes in accounts payable and other current liabilities), acquisitions and investments in non-controlled entities, net of distributions from returns of investments in non-controlled entities and deposits from undivided joint interest third parties.

A reconciliation of FCF to net cash provided by operating activities for the six months ended June 30, 2020 and 2021 is as follows (in millions):

	Six Months Ended June 30,
	2020	2021
Net cash provided by operating activities	$563.3	$593.0
Changes in operating assets and liabilities	10.6	(21.6)
Net cash provided (used) in investing activities	(18.8)	197.8
Payments associated with settlement of equity-based incentive compensation	(14.7)	(6.2)
Settlement gain, amortization of prior service credit and actuarial loss	(2.5)	(4.5)
Changes in accrued capital items	56.6	7.4
Commodity-related adjustments(1)	6.9	(2.6)
Other	6.0	9.7
Free cash flow	607.4	773.0
Distributions paid	(466.0)	(458.4)
Free cash flow after distributions	$141.4	$314.6

(1) Please refer to the preceding table for a description of these commodity-related adjustments.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Operating Activities. Net cash provided by operating activities was $563.3 million and $593.0 million for the six months ended June 30, 2020 and 2021, respectively. The $29.7 million increase in 2021 was due to higher net income as previously described and changes in our working capital, partially offset by adjustments for non-cash items and distributions in excess of earnings of our non-controlled entities.
Investing Activities. Net cash used by investing activities for the six months ended June 30, 2020 was $18.8 million and net cash provided by investing activities for the six months ended June 30, 2021 was $197.8 million. During the 2021 period, we used $67.4 million for capital expenditures. Also, during 2021, we sold a portion of our interest in MVP for cash proceeds of $271.0 million. During the 2020 period, we used $280.3 million for capital expenditures. Also during 2020, we sold three marine terminals for cash proceeds of $251.8 million and sold a portion of our interest in Saddlehorn for cash proceeds of $79.9 million. Additionally, we contributed capital of $59.5 million in conjunction with our joint venture capital projects, which we account for as investments in non-controlled entities.
Financing Activities. Net cash used by financing activities for the six months ended June 30, 2020 and 2021 was $619.9 million and $546.9 million, respectively. During the 2021 period, we paid distributions of $458.4 million to our unitholders and repurchased common units for $82.3 million. Also, in January 2021, our equity-based incentive compensation awards that vested December 31, 2020 were settled by issuing 163,007 common units and distributing those units to the long-term incentive plan (“LTIP”) participants, resulting in payments primarily associated with tax withholdings of $6.2 million. During the 2020 period, we paid distributions of $466.0 million to our unitholders and repurchased common units for $202.0 million. Additionally, we received net proceeds of $499.4 million from the issuance of long-term senior notes and had net commercial paper borrowings of $141.0 million, which collectively were used to repay our $550.0 million of 4.25% notes due 2021. Also, in January 2020, our equity-based incentive compensation awards that vested December 31, 2019 were settled by issuing 284,643 common units and distributing those units to the LTIP participants, resulting in payments primarily associated with tax withholdings of $14.7 million.

The quarterly distribution amount related to second quarter 2021 earnings is $1.0275 per unit (to be paid in third quarter 2021).  If we were to continue paying distributions at this level on the number of common units currently outstanding, total distributions of approximately $912 million would be paid to our unitholders related to 2021 earnings. Management believes we will have sufficient DCF to fund these distributions.
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

For the six months ended June 30, 2021, our maintenance capital spending was $24.7 million, including $0.8 million for discontinued operations. For 2021, we expect to spend approximately $85 million on maintenance capital.

During the first six months of 2021, we spent $36.5 million for our expansion capital projects, including $0.3 million for discontinued operations, and contributed $5.6 million for expansion capital projects in conjunction with our joint ventures. Based on the progress of expansion projects already underway, we expect to spend approximately $75 million in 2021 and $15 million in 2022 to complete our current slate of expansion capital projects.

In addition, we may expend capital to repurchase our common units or long-term debt. Our common unit repurchase program allows us to repurchase up to $750 million of common units through 2022 (see Note 15 – Partners’ Capital and Distributions of the consolidated financial statements included in Item 1 of Part I of this report for detail of our changes in partners’ capital). We may also repurchase portions of our existing long-term debt from time-to-time through open market transactions, tender offers or privately-negotiated transactions.
Liquidity

Cash generated from operations is a key source of liquidity for funding debt service, maintenance capital expenditures, quarterly distributions and repurchases of our common units. Additional liquidity for purposes other than quarterly distributions, such as expansion capital expenditures, is available through borrowings under our commercial paper program and revolving credit facility, as well as from other borrowings or issuances of debt or common units (see Note 7 – Debt and Note 15 – Partners’ Capital and Distributions of the consolidated financial statements included in Item 1 of Part I of this report for detail of our borrowings and changes in partners’ capital).

Off-Balance Sheet Arrangements

None.

Other Items

Executive Officer Promotions. Mark B. Roles, who previously held the position of Vice President, Business Optimization, was elected by our general partner’s board of directors as Senior Vice President, Commercial - Refined Products effective May 22, 2021. He has served in various positions of increasing responsibilities in commercial and operations since joining us and our predecessor company in 1998.

Pipeline Tariff Changes. Historically, the tariff rates on approximately 40% of our refined products shipments have been regulated by the Federal Energy Regulatory Commission (“FERC”) primarily through an annual index methodology, and nearly all the remaining rates are adjustable at our discretion based on market factors. Due to the recent expansion of our Texas refined products pipeline system, for which rates are not regulated by the FERC, we expect a smaller percent of our total refined products shipments to be subject to the index methodology in the future. The new 5-year FERC index beginning July 2021 is based on the change in the producer price index for finished goods plus 0.78%. Based on this methodology, we decreased our index rates by approximately 0.6% on July 1, 2021, with an average increase of more than 4% on the remainder of our refined products tariff rates, resulting in an overall average refined products mid-year tariff increase of nearly 3%. Most of the tariffs on our long-haul crude oil pipelines are established at negotiated rates that generally provide for annual adjustments in line with changes in the FERC index, subject to certain modifications. As a result, we also changed the rates on our crude oil pipelines between 0% and 2% in July 2021.

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

See Item 3. Quantitative and Qualitative Disclosures about Market Risk for further information regarding the quantities of refined products and crude oil hedged at June 30, 2021 and the fair value of open hedge and basis derivative contracts at that date.

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

Forward physical contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of June 30, 2021, we had commitments under forward purchase and sale contracts as follows (in millions):

	Total	2021	2022-2025	Beyond 2025
Forward purchase contracts – notional value	$466.6	$158.4	$163.6	$144.6
Forward purchase contracts – barrels	11.4	2.9	4.0	4.5
Forward sales contracts – notional value	$45.4	$43.3	$2.1	$—
Forward sales contracts – barrels	0.6	0.6	—	—
We generally use exchange-traded futures contracts to hedge against changes in the price of the petroleum products we expect to sell or purchase. We did not elect hedge accounting treatment under ASC 815, Derivatives and Hedging, for our open contracts and as a result we accounted for these contracts as economic hedges, with changes in fair value recognized currently in earnings. The fair value of these open futures contracts, representing 4.3 million barrels of petroleum products we expect to sell and 0.7 million barrels of gas liquids we expect to purchase, was a net liability of $21.3 million. With respect to these contracts, a $10.00 per barrel increase (decrease) in the prices of petroleum products we expect to sell would result in a $43.0 million decrease (increase) in our operating profit, while a $10.00 per barrel increase (decrease) in the price of gas liquids we expect to purchase would result in a $7.0 million increase (decrease) in our operating profit. These increases or decreases in operating profit would be substantially offset by higher or lower product sales revenue or cost of product sales when the physical sale or purchase of those products occurs, respectively. These contracts may be for the purchase or sale of products in markets different from those in which we are attempting to hedge our exposure, and the related hedges may not eliminate all price risks.

Interest Rate Risk
Our use of variable rate debt and any future issuances of fixed rate debt expose us to interest rate risk. As of June 30, 2021, we did not have any variable rate debt outstanding.

ITEM 4.CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. We performed this evaluation under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our general partner’s CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed so that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2020, we initiated our current unit repurchase program, which has a total program authorization of $750 million of our common units through 2022. We intend to purchase our common units from time-to-time through a variety of methods, including open market purchases and negotiated transactions, all in compliance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The timing, price and actual number of common units repurchased will depend on a number of factors including our expected expansion capital spending, excess cash available, balance sheet metrics, legal and regulatory requirements, market conditions and the trading price of our common units. The unit repurchase program does not obligate us to acquire any particular amount of common units, and the repurchase program may be suspended or discontinued at any time.

The following table provides details of our unit repurchases in 2021 (in millions, except unit and per unit amounts):

Period	Total Number of Common Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Units That May Yet Be Purchased under the Program (in millions)
Year Ended 2020	5,568,260	$49.74	5,568,260	$473.1
January 1-31, 2021	—		—	$473.1
February 1-28, 2021	—		—	$473.1
March 1-31, 2021	—		—	$473.1
First Quarter 2021	—		—
April 1-30, 2021	—		—	$473.1
May 1-31, 2021	1,723,188	$47.77	1,723,188	$390.7
June 1-30, 2021	—		—	$390.7
Second Quarter 2021	1,723,188	$47.77	1,723,188
Year-to-Date 2021	1,723,188	$47.77	1,723,188
Total Inception-to-Date	7,291,448	$49.27	7,291,448

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

The exhibits listed below on the Index to Exhibits are filed or incorporated by reference as part of this report.

INDEX TO EXHIBITS

Exhibit Number		Description

Exhibit 10.1	—	Equity Purchase Agreement between Magellan OLP, L.P., as Seller, and Buckeye Partners, L.P., as Buyer, dated June 9, 2021.

Exhibit 31.1	—	Certification of Michael N. Mears, principal executive officer.

Exhibit 31.2	—	Certification of Jeff Holman, principal financial officer.

Exhibit 32.1	—	Section 1350 Certification of Michael N. Mears, Chief Executive Officer.

Exhibit 32.2	—	Section 1350 Certification of Jeff Holman, Chief Financial Officer.

Exhibit 101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on July 29, 2021.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	Magellan GP, LLC,
its general partner

/s/ Jeff Holman
Jeff Holman
Chief Financial Officer
(Principal Accounting and Financial Officer)