Form 10-Q
period 2021-09-30
Magellan Midstream Partners, L.P.
filed 2021-11-02
CIK 1126975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Yes  ☐    No  ☒
As of November 1, 2021, there were 213,445,238 common units outstanding.

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

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Transportation and terminals revenue	$459,940	$464,910	$1,305,217	$1,332,271
Product sales revenue	111,220	168,815	443,127	575,575
Affiliate management fee revenue	5,288	5,329	15,895	15,925
Total revenue	576,448	639,054	1,764,239	1,923,771
Costs and expenses:
Operating	157,716	146,556	446,102	422,907
Cost of product sales	89,375	145,855	364,916	488,614
Depreciation, amortization and impairment	68,439	61,401	183,226	168,304
General and administrative	37,497	46,632	115,480	148,671
Total costs and expenses	353,027	400,444	1,109,724	1,228,496
Other operating income (expense)	(2,863)	2,591	539	4,033
Earnings of non-controlled entities	39,135	36,466	116,484	116,107
Operating profit	259,693	277,667	771,538	815,415
Interest expense	54,212	57,016	179,371	170,976
Interest capitalized	(1,272)	(315)	(10,451)	(1,240)
Interest income	(260)	(138)	(903)	(439)
Gain on disposition of assets	—	(3,231)	(12,887)	(72,933)
Other (income) expense	1,455	2,224	3,708	18,111
Income from continuing operations before provision for income taxes	205,558	222,111	612,700	700,940
Provision for income taxes	824	821	2,169	2,044
Income from continuing operations	204,734	221,290	610,531	698,896
Income from discontinued operations	6,904	15,309	22,514	39,438
Net income	$211,638	$236,599	$633,045	$738,334
Basic and diluted income from continuing operations per common unit	$0.91	$1.01	$2.70	$3.15
Basic and diluted income from discontinued operations per common unit	0.03	0.07	0.10	0.18
Basic and diluted net income per common unit	$0.94	$1.08	$2.80	$3.33
Weighted average number of common units outstanding used for basic net income per unit calculation	225,222	218,637	226,045	221,637
Weighted average number of common units outstanding used for diluted net income per unit calculation	225,222	218,788	226,045	221,730

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Net income	$211,638	$236,599	$633,045	$738,334
Other comprehensive income (loss):
Derivative activity:
Net loss on cash flow hedges	—	—	(10,444)	—
Reclassification of net loss on cash flow hedges to income	896	887	2,552	2,662
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain (loss)	—	—	(333)	10,801
Curtailment gain	—	—	1,703	—
Recognition of prior service credit amortization in income	(46)	(46)	(136)	(136)
Recognition of actuarial loss amortization in income	1,473	1,433	4,462	4,536
Recognition of settlement cost in income	—	1,300	969	2,751
Total other comprehensive income (loss)	2,323	3,574	(1,227)	20,614
Comprehensive income	$213,961	$240,173	$631,818	$758,948

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2020	September 30, 2021
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$13,036	$12,593
Trade accounts receivable	103,568	134,281
Other accounts receivable	37,075	33,735
Inventory	158,204	222,567
Commodity derivatives contracts, net	—	4,469
Commodity derivatives deposits	34,165	47,609
Assets held for sale	15,059	299,304
Other current assets	44,086	44,738
Total current assets	405,193	799,296
Property, plant and equipment	7,943,760	8,021,353
Less: accumulated depreciation	1,956,926	2,088,990
Net property, plant and equipment	5,986,834	5,932,363
Investments in non-controlled entities	1,213,856	993,290
Right-of-use asset, operating leases	166,078	180,470
Long-term receivables	22,755	22,768
Goodwill	50,121	50,121
Other intangibles (less accumulated amortization of $9,228 and $11,186 at December 31, 2020 and September 30, 2021, respectively)	44,925	42,967
Restricted cash	9,411	7,847
Noncurrent assets held for sale	277,566	—
Other noncurrent assets	20,243	17,543
Total assets	$8,196,982	$8,046,665

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$97,988	$129,088
Accrued payroll and benefits	52,055	63,321
Accrued interest payable	58,998	49,992
Accrued taxes other than income	67,710	68,740
Deferred revenue	98,635	101,800
Accrued product liabilities	75,180	117,126
Commodity derivatives contracts, net	21,621	22,350
Current portion of operating lease liability	27,533	25,618
Liabilities held for sale	8,423	15,516
Other current liabilities	50,431	63,741
Total current liabilities	558,574	657,292
Long-term debt, net	4,978,691	5,103,226
Long-term operating lease liability	137,483	151,650
Long-term pension and benefits	163,776	151,922
Long-term liabilities held for sale	1,508	—
Other noncurrent liabilities	53,144	68,622
Commitments and contingencies
Partners’ capital:
Common unitholders (223,120 units and 213,445 units outstanding at December 31, 2020 and September 30, 2021, respectively)	2,486,996	2,076,529
Accumulated other comprehensive loss	(183,190)	(162,576)
Total partners’ capital	2,303,806	1,913,953
Total liabilities and partners’ capital	$8,196,982	$8,046,665
See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2020	2021
Operating Activities:
Net income	$633,045	$738,334
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(22,514)	(39,438)
Depreciation, amortization and impairment expense	183,226	168,304
Gain on disposition of assets	(13,330)	(72,933)
Earnings of non-controlled entities	(116,484)	(116,107)
Distributions from operations of non-controlled entities	152,645	140,616
Equity-based incentive compensation expense	5,580	15,686
Settlement cost, amortization of prior service credit and actuarial loss	3,953	7,151
Debt extinguishment costs	12,893	—
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	8,954	(24,245)
Inventory	49,802	(64,363)
Accounts payable	9,056	23,405
Accrued payroll and benefits	(34,239)	11,266
Accrued interest payable	(14,775)	(9,006)
Accrued product liabilities	(8,352)	41,946
Deferred revenue	(17,342)	3,165
Other current and noncurrent assets and liabilities	(23,523)	17,206
Net cash provided by operating activities of continuing operations	808,595	840,987
Net cash provided by operating activities of discontinued operations	31,510	38,090
Net cash provided by operating activities	840,105	879,077
Investing Activities:
Additions to property, plant and equipment, net(1)	(357,093)	(106,458)
Proceeds from sale and disposition of assets	334,583	271,964
Investments in non-controlled entities	(73,678)	(5,616)
Net cash provided (used) by investing activities of continuing operations	(96,188)	159,890
Net cash provided (used) by investing activities of discontinued operations	(14,077)	254
Net cash provided (used) by investing activities	(110,265)	160,144
Financing Activities:
Distributions paid	(697,264)	(685,018)
Repurchases of common units	(251,950)	(473,059)
Net commercial paper borrowings	248,000	123,000
Borrowings under long-term notes	499,400	—
Payments on notes	(550,000)	—
Debt placement costs	(4,255)	—
Net payment on financial derivatives	(10,444)	—
Payments associated with settlement of equity-based incentive compensation	(14,700)	(6,151)
Debt extinguishment costs	(12,893)	—
Net cash used by financing activities	(794,106)	(1,041,228)
Change in cash, cash equivalents and restricted cash	(64,266)	(2,007)
Cash, cash equivalents and restricted cash at beginning of period	84,599	22,447
Cash, cash equivalents and restricted cash at end of period	$20,333	$20,440

Supplemental non-cash investing activities:
(1) Additions to property, plant and equipment	$(304,321)	$(110,505)
Changes in accounts payable and other current liabilities related to capital expenditures	(52,772)	4,047
Additions to property, plant and equipment, net	$(357,093)	$(106,458)
See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited, in thousands)

	Common Unitholders	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance, July 1, 2020	$2,620,365	$(165,627)	$2,454,738
Comprehensive income:
Net income	211,638	—	211,638
Total other comprehensive income	—	2,323	2,323
Total comprehensive income	211,638	2,323	213,961
Distributions	(231,245)	—	(231,245)
Equity-based incentive compensation expense	1,169	—	1,169
Repurchases of common units	(49,968)	—	(49,968)
Other	(211)	—	(211)
Three Months Ended September 30, 2020	$2,551,748	$(163,304)	$2,388,444

Balance, July 1, 2021	$2,451,939	$(166,150)	$2,285,789
Comprehensive income:
Net income	236,599	—	236,599
Total other comprehensive income	—	3,574	3,574
Total comprehensive income	236,599	3,574	240,173
Distributions	(226,633)	—	(226,633)
Equity-based incentive compensation expense	5,626	—	5,626
Repurchases of common units	(390,735)	—	(390,735)
Other	(267)	—	(267)
Three Months Ended September 30, 2021	$2,076,529	$(162,576)	$1,913,953

MAGELLAN MIDSTREAM PARTNERS, L.P. CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (Continued) (Unaudited, in thousands)
	Common Unitholders	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance, January 1, 2020	$2,877,105	$(162,077)	$2,715,028
Comprehensive income:
Net income	633,045	—	633,045
Total other comprehensive loss	—	(1,227)	(1,227)
Total comprehensive income (loss)	633,045	(1,227)	631,818
Distributions	(697,264)	—	(697,264)
Equity-based incentive compensation expense	5,580	—	5,580
Repurchases of common units	(251,950)	—	(251,950)
Issuance of common units in settlement of equity-based incentive plan awards	600	—	600
Payments associated with settlement of equity-based incentive compensation	(14,700)	—	(14,700)
Other	(668)	—	(668)
Nine Months Ended September 30, 2020	$2,551,748	$(163,304)	$2,388,444

Balance, January 1, 2021	$2,486,996	$(183,190)	$2,303,806
Comprehensive income:
Net income	738,334	—	738,334
Total other comprehensive income	—	20,614	20,614
Total comprehensive income	738,334	20,614	758,948
Distributions	(685,018)	—	(685,018)
Equity-based incentive compensation expense	15,686	—	15,686
Repurchases of common units	(473,059)	—	(473,059)
Issuance of common units in settlement of equity-based incentive plan awards	520	—	520
Payments associated with settlement of equity-based incentive compensation	(6,151)	—	(6,151)
Other	(779)	—	(779)
Nine Months Ended September 30, 2021	$2,076,529	$(162,576)	$1,913,953

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

Description of Business

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil.  As of September 30, 2021, our asset portfolio, excluding assets associated with discontinued operations, consisted of:

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of Presentation

In the opinion of management, our accompanying consolidated financial statements which are unaudited, except for the consolidated balance sheet as of December 31, 2020, which is derived from our audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2021, the results of operations for the three and nine months ended September 30, 2020 and 2021 and cash flows for the nine months ended September 30, 2020 and 2021. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 for several reasons. Profits from our gas liquids blending activities are realized largely during the first and fourth quarters of each year.  Additionally, gasoline demand, which drives transportation volumes and revenues on our refined products pipeline system, generally trends higher during the summer driving months.  Further, the volatility of commodity prices impacts the profits from our commodity activities and the volume of petroleum products we transport on our pipelines.

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

Summarized Results of Discontinued Operations

The following table provides the summarized results that have been reclassified from continuing operations to discontinued operations on the consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Transportation and terminals revenue	$13,591	$13,119	$38,524	$39,946
Product sales revenue	8,225	14,550	38,715	59,141
Total revenue	21,816	27,669	77,239	99,087
Costs and expenses:
Operating	4,266	2,814	11,495	10,070
Cost of product sales	6,744	8,846	30,948	40,620
Depreciation, amortization and impairment	3,383	57	10,670	7,059
General and administrative	519	643	1,612	1,900
Total costs and expenses	14,912	12,360	54,725	59,649
Income from discontinued operations	$6,904	$15,309	$22,514	$39,438

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Assets and Liabilities of Discontinued Operations

The following table provides the summarized assets and liabilities classified as held for sale on the consolidated balance sheets (in thousands):

	December 31, 2020	September 30, 2021
Assets:
Trade accounts receivable	$5,568	$7,013
Inventory	9,185	12,641
Net property, plant and equipment	274,857	269,468
Goodwill	2,709	2,709
Other assets	306	7,473
Total assets classified as held for sale	$292,625	$299,304

Liabilities:
Accounts payable	$2,034	$4,087
Accrued product liabilities	3,986	7,123
Other liabilities	3,911	4,306
Total liabilities classified as held for sale	$9,931	$15,516

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2020
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$307,218	$154,652	$(1,930)	$459,940
Product sales revenue	106,027	5,193	—	111,220
Affiliate management fee revenue	1,579	3,709	—	5,288
Total revenue	414,824	163,554	(1,930)	576,448
Operating expense	114,313	46,956	(3,553)	157,716
Cost of product sales	79,612	9,763	—	89,375
Other operating (income) expense	(193)	3,056	—	2,863
Earnings of non-controlled entities	(7,134)	(32,001)	—	(39,135)
Operating margin	228,226	135,780	1,623	365,629
Depreciation, amortization and impairment expense	38,237	28,579	1,623	68,439
G&A expense	26,968	10,529	—	37,497
Operating profit	$163,021	$96,672	$—	$259,693

	Three Months Ended September 30, 2021
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$349,430	$116,920	$(1,440)	$464,910
Product sales revenue	153,352	15,463	—	168,815
Affiliate management fee revenue	1,643	3,686	—	5,329
Total revenue	504,425	136,069	(1,440)	639,054
Operating expense	114,612	35,042	(3,098)	146,556
Cost of product sales	128,372	17,483	—	145,855
Other operating (income) expense	(2,873)	282	—	(2,591)
Earnings of non-controlled entities	(8,160)	(28,306)	—	(36,466)
Operating margin	272,474	111,568	1,658	385,700
Depreciation, amortization and impairment expense	42,552	17,191	1,658	61,401
G&A expense	33,478	13,154	—	46,632
Operating profit	$196,444	$81,223	$—	$277,667

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2020
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$876,363	$433,947	$(5,093)	$1,305,217
Product sales revenue	422,986	20,141	—	443,127
Affiliate management fee revenue	4,676	11,219	—	15,895
Total revenue	1,304,025	465,307	(5,093)	1,764,239
Operating expense	316,371	139,645	(9,914)	446,102
Cost of product sales	334,366	30,550	—	364,916
Other operating (income) expense	(2,223)	1,684	—	(539)
Earnings of non-controlled entities	(25,946)	(90,538)	—	(116,484)
Operating margin	681,457	383,966	4,821	1,070,244
Depreciation, amortization and impairment expense	118,038	60,367	4,821	183,226
G&A expense	83,190	32,290	—	115,480
Operating profit	$480,229	$291,309	$—	$771,538

	Nine Months Ended September 30, 2021
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$984,895	$351,817	$(4,441)	$1,332,271
Product sales revenue	487,551	88,024	—	575,575
Affiliate management fee revenue	4,802	11,123	—	15,925
Total revenue	1,477,248	450,964	(4,441)	1,923,771
Operating expense	314,241	118,072	(9,406)	422,907
Cost of product sales	394,316	94,298	—	488,614
Other operating (income) expense	(6,279)	2,246	—	(4,033)
Earnings of non-controlled entities	(25,528)	(90,579)	—	(116,107)
Operating margin	800,498	326,927	4,965	1,132,390
Depreciation, amortization and impairment expense	112,754	50,585	4,965	168,304
G&A expense	106,749	41,922	—	148,671
Operating profit	$580,995	$234,420	$—	$815,415

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.Revenue

Statement of Income Disclosures

The following tables provide details of our revenue disaggregated by key activities that comprise our performance obligations by operating segment (in thousands):

	Three Months Ended September 30, 2020
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$192,194	$90,156	$—	$282,350
Terminalling	30,650	5,651	—	36,301
Storage	49,104	32,876	(1,930)	80,050
Ancillary services	29,955	6,828	—	36,783
Lease revenue	5,315	19,141	—	24,456
Transportation and terminals revenue	307,218	154,652	(1,930)	459,940
Product sales revenue	106,027	5,193	—	111,220
Affiliate management fee revenue	1,579	3,709	—	5,288
Total revenue	414,824	163,554	(1,930)	576,448
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue(1)	(5,315)	(19,141)	—	(24,456)
(Gains) losses from futures contracts included in product sales revenue(2)	6,560	884	—	7,444
Affiliate management fee revenue	(1,579)	(3,709)	—	(5,288)
Total revenue from contracts with customers under ASC 606	$414,490	$141,588	$(1,930)	$554,148

(1) Lease revenue is accounted for under Accounting Standards Codification (“ASC”) 842, Leases.
(2) The impact on product sales revenue from futures contracts falls under the guidance of ASC 815, Derivatives and Hedging.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2021
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$241,685	$58,172	$—	$299,857
Terminalling	26,468	3,280	—	29,748
Storage	42,316	28,199	(1,440)	69,075
Ancillary services	34,157	7,667	—	41,824
Lease revenue	4,804	19,602	—	24,406
Transportation and terminals revenue	349,430	116,920	(1,440)	464,910
Product sales revenue	153,352	15,463	—	168,815
Affiliate management fee revenue	1,643	3,686	—	5,329
Total revenue	504,425	136,069	(1,440)	639,054
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue(1)	(4,804)	(19,602)	—	(24,406)
(Gains) losses from futures contracts included in product sales revenue(2)	26,992	2,634	—	29,626
Affiliate management fee revenue	(1,643)	(3,686)	—	(5,329)
Total revenue from contracts with customers under ASC 606	$524,970	$115,415	$(1,440)	$638,945

(1) Lease revenue is accounted for under ASC 842, Leases.
(2) The impact on product sales revenue from futures contracts falls under the guidance of ASC 815, Derivatives and Hedging.

	Nine Months Ended September 30, 2020
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$533,451	$244,155	$—	$777,606
Terminalling	88,038	14,702	—	102,740
Storage	152,186	97,103	(5,093)	244,196
Ancillary services	85,441	20,745	—	106,186
Lease revenue	17,247	57,242	—	74,489
Transportation and terminals revenue	876,363	433,947	(5,093)	1,305,217
Product sales revenue	422,986	20,141	—	443,127
Affiliate management fee revenue	4,676	11,219	—	15,895
Total revenue	1,304,025	465,307	(5,093)	1,764,239
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue(1)	(17,247)	(57,242)	—	(74,489)
(Gains) losses from futures contracts included in product sales revenue(2)	(82,109)	483	—	(81,626)
Affiliate management fee revenue	(4,676)	(11,219)	—	(15,895)
Total revenue from contracts with customers under ASC 606	$1,199,993	$397,329	$(5,093)	$1,592,229

(1) Lease revenue is accounted for under ASC 842, Leases.
(2) The impact on product sales revenue from futures contracts falls under the guidance of ASC 815, Derivatives and Hedging.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2021
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$667,148	$172,922		$840,070
Terminalling	74,223	12,615		86,838
Storage	135,938	87,237	(4,441)	218,734
Ancillary services	94,640	23,224		117,864
Lease revenue	12,946	55,819		68,765
Transportation and terminals revenue	984,895	351,817	(4,441)	1,332,271
Product sales revenue	487,551	88,024	—	575,575
Affiliate management fee revenue	4,802	11,123	—	15,925
Total revenue	1,477,248	450,964	(4,441)	1,923,771
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue(1)	(12,946)	(55,819)	—	(68,765)
(Gains) losses from futures contracts included in product sales revenue(2)	108,595	14,165	—	122,760
Affiliate management fee revenue	(4,802)	(11,123)	—	(15,925)
Total revenue from contracts with customers under ASC 606	$1,568,095	$398,187	$(4,441)	$1,961,841

(1) Lease revenue is accounted for under ASC 842, Leases.
(2) The impact on product sales revenue from futures contracts falls under the guidance of ASC 815, Derivatives and Hedging.
Balance Sheet Disclosures

The following table summarizes our accounts receivable, contract assets and contract liabilities resulting from contracts with customers (in thousands):

	December 31, 2020	September 30, 2021
Accounts receivable from contracts with customers	$103,275	$132,586
Contract assets	$12,220	$12,284
Contract liabilities	$102,702	$106,879

For the respective three and nine months ended September 30, 2021, we recognized $2.9 million and $76.7 million of transportation and terminals revenue that was recorded in deferred revenue as of December 31, 2020.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unfulfilled Performance Obligations

The following table provides the aggregate amount of the transaction price allocated to our unfulfilled performance obligations (“UPOs”) as of September 30, 2021 by operating segment, including the range of years remaining on our contracts with customers and an estimate of revenues expected to be recognized over the next 12 months (dollars in thousands):

	Refined Products	Crude Oil	Total
Balances at September 30, 2021	$1,937,717	$1,111,166	$3,048,883
Remaining terms	1 - 17 years	1 - 10 years
Estimated revenues from UPOs to be recognized in the next 12 months	$365,383	$263,798	$629,181

5.Investments in Non-Controlled Entities

Our equity investments in non-controlled entities at September 30, 2021 were comprised of:

Entity	Ownership Interest
BridgeTex Pipeline Company, LLC (“BridgeTex”)	30%
Double Eagle Pipeline LLC (“Double Eagle”)	50%
HoustonLink Pipeline Company, LLC (“HoustonLink”)	50%
MVP Terminalling, LLC (“MVP”)	25%
Powder Springs Logistics, LLC (“Powder Springs”)	50%
Saddlehorn Pipeline Company, LLC (“Saddlehorn”)	30%
Seabrook Logistics, LLC (“Seabrook”)	50%
Texas Frontera, LLC (“Texas Frontera”)	50%
.
In April 2021, we sold nearly half of our membership interest in MVP. As a result of the sale, we received proceeds of $272.1 million and recorded a gain of $70.4 million on our consolidated statements of income. Following the sale, we own approximately 25% of MVP and remain the operator of the facility.

We serve as operator of BridgeTex, HoustonLink, MVP, Powder Springs, Saddlehorn, Texas Frontera and the pipeline activities of Seabrook. We receive fees for management services as well as reimbursement or payment to us for certain direct operational payroll and other overhead costs. The management fees we receive are reported as affiliate management fee revenue on our consolidated statements of income. Cost reimbursements we receive from these entities in connection with our operating services are included as reductions to costs and expenses on our consolidated statements of income and totaled $0.7 million and $0.9 million during the three months ended September 30, 2020 and 2021, respectively, and $2.9 million and $2.1 million during the nine months ended September 30, 2020 and 2021, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recorded the following revenue and expense transactions from certain of these non-controlled entities in our consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Transportation and terminals revenue:
BridgeTex, pipeline capacity and storage	$9,323	$10,669	$32,748	$34,367
Double Eagle, throughput revenue	$995	$631	$4,016	$2,464
Saddlehorn, storage revenue	$580	$594	$1,711	$1,753
Operating expense:
Seabrook, storage lease and ancillary services	$7,175	$4,477	$21,553	$15,336
Other operating income:
Seabrook, gain on sale of air emission credits	$—	$—	$1,410	$434

Our consolidated balance sheets reflected the following balances related to transactions with our non-controlled entities (in thousands):

	December 31, 2020
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable	Long-Term Receivables
BridgeTex	$355	$27	$970	$—
Double Eagle	$277	$—	$—	$—
HoustonLink	$—	$—	$144	$—
MVP	$—	$467	$2,297	$—
Powder Springs	$—	$—	$—	$10,223
Saddlehorn	$—	$121	$—	$—
Seabrook	$—	$—	$7,274	$—

	September 30, 2021
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable	Long-Term Receivables
BridgeTex	$2,310	$15	$—	$—
Double Eagle	$213	$—	$—	$—
HoustonLink	$—	$—	$96	$—
MVP	$—	$542	$—	$—
Powder Springs	$8	$—	$—	$12,429
Saddlehorn	$—	$187	$—	$—
Seabrook	$—	$11	$810	$—

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

A summary of our investments in non-controlled entities (representing only our proportionate interest) follows (in thousands):

Investments at December 31, 2020	$1,213,856
Additional investment	5,616
Sale of ownership interest in MVP	(201,673)
Earnings of non-controlled entities:
Proportionate share of earnings	117,413
Amortization of excess investment and capitalized interest	(1,306)
Earnings of non-controlled entities	116,107
Less:
Distributions from operations of non-controlled entities	140,616
Investments at September 30, 2021	$993,290

6.Inventory

Inventory at December 31, 2020 and September 30, 2021 was as follows (in thousands):

	December 31, 2020	September 30, 2021
Refined products	$71,982	$86,362
Crude oil	32,431	28,269
Liquefied petroleum gases	25,040	54,604
Transmix	23,397	47,978
Additives	5,354	5,354
Total inventory	$158,204	$222,567

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.Debt
Long-term debt at December 31, 2020 and September 30, 2021 was as follows (in thousands):

	December 31, 2020	September 30, 2021
Commercial paper	$—	$123,000
3.20% Notes due 2025	250,000	250,000
5.00% Notes due 2026	650,000	650,000
3.25% Notes due 2030	500,000	500,000
6.40% Notes due 2037	250,000	250,000
4.20% Notes due 2042	250,000	250,000
5.15% Notes due 2043	550,000	550,000
4.20% Notes due 2045	250,000	250,000
4.25% Notes due 2046	500,000	500,000
4.20% Notes due 2047	500,000	500,000
4.85% Notes due 2049	500,000	500,000
3.95% Notes due 2050	800,000	800,000
Face value of long-term debt	5,000,000	5,123,000
Unamortized debt issuance costs(1)	(40,143)	(38,419)
Net unamortized debt premium(1)	18,834	18,645
Long-term debt, net	$4,978,691	$5,103,226

(1)        Debt issuance costs and note discounts and premiums are being amortized or accreted to the applicable notes over the respective lives of those notes.

All of the instruments detailed in the table above are senior indebtedness.

Other Debt

Revolving Credit Facility. At September 30, 2021, the total borrowing capacity under our revolving credit facility maturing in May 2024 was $1.0 billion. Any borrowings outstanding under this facility are classified as long-term debt on our consolidated balance sheets. Borrowings under the facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.875% to 1.500% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate between 0.075% and 0.200% depending on our credit ratings. The unused commitment fee was 0.125% at September 30, 2021. Borrowings under this facility may be used for general purposes, including capital expenditures. As of December 31, 2020 and September 30, 2021, there were no borrowings outstanding under this facility and $3.5 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets, but decrease our borrowing capacity under this facility.

Commercial Paper Program. We have a commercial paper program under which we may issue commercial paper notes in an amount up to the available capacity under our $1.0 billion revolving credit facility. The maturities of the commercial paper notes vary, but may not exceed 397 days from the date of issuance. Because the commercial paper we can issue is limited to amounts available under our revolving credit facility, amounts outstanding under the program are classified as long-term debt. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. Commercial paper borrowings outstanding at September 30, 2021 were $123.0 million. The weighted-average interest rate for commercial paper borrowings based on the number of days outstanding was 0.2% for the nine months ended September 30, 2021.

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

The following tables provide information about our third-party and Seabrook operating leases (in thousands):

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2021
	Third-Party Leases	Seabrook Lease	All Leases	Third-Party Leases	Seabrook Lease	All Leases
Total lease expense	$6,474	$7,175	$13,649	$6,321	$4,288	$10,609

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2021
	Third-Party Leases	Seabrook Lease	All Leases	Third-Party Leases	Seabrook Lease	All Leases
Total lease expense	$18,173	$21,553	$39,726	$20,266	$15,147	$35,413

	December 31, 2020			September 30, 2021
	Third-Party Leases	Seabrook Lease	All Leases	Third-Party Leases	Seabrook Lease	All Leases
Current lease liability	$17,099	$10,434	$27,533	$17,733	$7,885	$25,618
Long-term lease liability	$84,982	$52,501	$137,483	$105,095	$46,555	$151,650
Right-of-use asset	$103,142	$62,936	$166,078	$126,029	$54,441	$180,470

9.Employee Benefit Plans

We sponsor a defined contribution plan in which we match our employees’ qualifying contributions, resulting in additional expense to us. Expenses related to the defined contribution plan, including expense related to discontinued operations, were $2.8 million and $2.7 million for the three months ended September 30, 2020 and 2021, respectively, and $9.7 million and $8.1 million for the nine months ended September 30, 2020 and 2021, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, we sponsor two pension plans, including one for all non-union employees and one that covers union employees, and a postretirement benefit plan for certain employees. The following disclosures related to these plans include amounts related to discontinued operations. Net periodic benefit expense for the three and nine months ended September 30, 2020 and 2021 were as follows (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2021
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$6,898	$64	$6,953	$75
Interest cost	2,738	121	2,395	103
Expected return on plan assets	(2,829)	—	(2,960)	—
Amortization of prior service credit	(46)	—	(46)	—
Amortization of actuarial loss	1,346	127	1,273	160
Settlement cost	—	—	1,300	—
Net periodic benefit cost	$8,107	$312	$8,915	$338

	Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2021
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$20,836	$193	$21,269	$225
Interest cost	8,251	360	7,078	310
Expected return on plan assets	(8,524)	—	(8,927)	—
Amortization of prior service credit	(136)	—	(136)	—
Amortization of actuarial loss	4,080	382	4,058	478
Settlement cost	969	—	2,751	—
Settlement gain on disposition of assets	(1,342)	—	—	—
Net periodic benefit cost	$24,134	$935	$26,093	$1,013

The service component of our net periodic benefit costs is presented in operating expense and G&A expense, and the non-service components are presented in other (income) expense in our consolidated statements of income.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in accumulated other comprehensive loss (“AOCL”) related to employee benefit plan assets and benefit obligations for the three and nine months ended September 30, 2020 and 2021 were as follows (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2021
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(98,610)	$(9,269)	$(101,270)	$(11,656)
Recognition of prior service credit amortization in income	(46)	—	(46)	—
Recognition of actuarial loss amortization in income	1,346	127	1,273	160
Recognition of settlement cost in income	—	—	1,300	—
Ending balance	$(97,310)	$(9,142)	$(98,743)	$(11,496)

	Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2021
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(104,739)	$(8,378)	$(117,782)	$(10,409)
Net actuarial gain (loss)	813	(1,146)	12,366	(1,565)
Curtailment gain	1,703	—	—	—
Recognition of prior service credit amortization in income	(136)	—	(136)	—
Recognition of actuarial loss amortization in income	4,080	382	4,058	478
Recognition of settlement cost in income	969	—	2,751	—
Ending balance	$(97,310)	$(9,142)	$(98,743)	$(11,496)

Contributions estimated to be paid into the plans in 2021 are $27.6 million and $0.9 million for the pension plans and other postretirement benefit plan, respectively.

10.Long-Term Incentive Plan

The compensation committee of our general partner’s board of directors administers our long-term incentive plan (“LTIP”) covering certain of our employees and the independent directors of our general partner. In April 2021, our compensation committee and our limited partners approved an amendment to the LTIP increasing the number of common units available for issuance from 11.9 million to 13.7 million. The LTIP primarily consists of phantom units. The estimated units remaining available under the LTIP at September 30, 2021 totaled approximately 2.4 million.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity-based incentive compensation expense for the three and nine months ended September 30, 2020 and 2021, primarily recorded as G&A expense on our consolidated statements of income, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Performance-based awards	$(1,121)	$3,053	$(1,247)	$7,923
Time-based awards	2,290	2,573	6,827	7,763
Total	$1,169	$5,626	$5,580	$15,686

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

11.Derivative Financial Instruments

Commodity Derivatives

Our open futures contracts at September 30, 2021 were as follows:

Type of Contract/Accounting Methodology	Product Represented by the Contract and Associated Barrels	Maturity Dates
Futures - Economic Hedges	4.9 million barrels of refined products and crude oil	Between October 2021 and November 2022
Futures - Economic Hedges	1.2 million barrels of gas liquids	Between October 2021 and April 2022

Commodity Derivatives Contracts and Deposits Offsets

At December 31, 2020 and September 30, 2021, we had made margin deposits of $34.2 million and $47.6 million, respectively, for our futures contracts with our counterparties, which were recorded as current assets under commodity derivatives deposits on our consolidated balance sheets. We have the right to offset the combined fair values of our open futures contracts against our margin deposits under a master netting arrangement for each counterparty; however, we have elected to present the combined fair values of our open futures contracts separately from the related margin deposits on our consolidated balance sheets. Additionally, we have the right to offset the fair values of our futures contracts together for each counterparty, which we have elected to do, and we report the combined net balances on our consolidated balance sheets. A schedule of the derivative amounts we have offset and

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the deposit amounts we could offset under a master netting arrangement are provided below as of December 31, 2020 and September 30, 2021 (in thousands):

Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Assets Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheets	Net Asset Amount(1)
As of December 31, 2020	$(21,748)	$1,201	$(20,547)	$34,165	$13,618
As of September 30, 2021	$(44,605)	$22,325	$(22,280)	$47,609	$25,329

(1) Amount represents the maximum loss we would incur if all of our counterparties failed to perform on their derivative contracts.

Basis Derivative Agreement
During 2019, we entered into a basis derivative agreement with a joint venture co-owner’s affiliate, and, contemporaneously, that affiliate entered into an intrastate transportation services agreement with the joint venture. Settlements under the basis derivative agreement are determined based on the basis differential of crude oil prices at different market locations and a notional volume of 30,000 barrels per day. As a result, we account for this agreement as a derivative. The agreement will expire in early 2022. We recognize the changes in fair value of this agreement based on forward price curves for crude oil in West Texas and the Houston Gulf Coast in other operating income (expense) in our consolidated statements of income. The liability for this agreement at December 31, 2020 and September 30, 2021 was $10.2 million and $3.1 million, respectively.

Impact of Derivatives on Our Financial Statements

Comprehensive Income

The changes in derivative activity included in AOCL for the three and nine months ended September 30, 2020 and 2021 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Losses Included in AOCL	2020	2021	2020	2021
Beginning balance	$(57,748)	$(53,224)	$(48,960)	$(54,999)
Net loss on cash flow hedges	—	—	(10,444)	—
Reclassification of net loss on cash flow hedges to income	896	887	2,552	2,662
Ending balance	$(56,852)	$(52,337)	$(56,852)	$(52,337)

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the effect on our consolidated statements of income for the three and nine months ended September 30, 2020 and 2021 of derivatives that were designated as cash flow hedges (in thousands):

	Interest Rate Contracts
	Amount of Loss Recognized in AOCL on Derivatives	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Three Months Ended September 30, 2020	$—	Interest expense	$(896)
Three Months Ended September 30, 2021	$—	Interest expense	$(887)
Nine Months Ended September 30, 2020	$(10,444)	Interest expense	$(2,552)
Nine Months Ended September 30, 2021	$—	Interest expense	$(2,662)

As of September 30, 2021, the net loss estimated to be classified to interest expense over the next twelve months from AOCL is approximately $3.5 million. This amount relates to the amortization of losses on interest rate contracts over the life of the related debt instruments.
The following table provides a summary of the effect on our consolidated statements of income for the three and nine months ended September 30, 2020 and 2021 of derivatives that were not designated as hedging instruments (in thousands):

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended		Nine Months Ended
	Location of Gain (Loss) Recognized on Derivatives	September 30,		September 30,
Derivative Instrument		2020	2021	2020	2021
Futures contracts	Product sales revenue	$(7,444)	$(29,626)	$81,626	$(122,760)
Futures contracts	Cost of product sales	1,261	19,303	(2,756)	26,910
Basis derivative agreement	Other operating income (expense)	(3,155)	(1,702)	(2,654)	(3,629)
	Total	$(9,338)	$(12,025)	$76,216	$(99,479)
The impact of the derivatives in the above table was reflected as cash from operations on our consolidated statements of cash flows.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheets
The following tables provide a summary of the fair value of derivatives, which are presented on a net basis in our consolidated balance sheets, that were not designated as hedging instruments as of December 31, 2020 and September 30, 2021 (in thousands):

	December 31, 2020
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Commodity derivatives contracts, net	$127	Commodity derivatives contracts, net	$21,748
Future contracts	Other noncurrent assets	1,074	Other noncurrent liabilities	—
Basis derivative agreement	Other current assets	—	Other current liabilities	8,774
Basis derivative agreement	Other noncurrent assets	—	Other noncurrent liabilities	1,468
	Total	$1,201	Total	$31,990

	September 30, 2021
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Futures contracts	Commodity derivatives contracts, net	$22,325	Commodity derivatives contracts, net	$40,206
Futures contracts	Other noncurrent assets	—	Other noncurrent liabilities	4,399
Basis derivative agreement	Other current assets	—	Other current liabilities	3,120
	Total	$22,325	Total	$47,725
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

•Long-term receivables. These include payments receivable under a sales-type leasing arrangement and cost reimbursement agreements. These receivables were recorded at fair value on our

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidated balance sheets, using then-current market rates to estimate the present value of future cash flows.

•Contractual obligations. At September 30, 2021, these primarily include a long-term contractual obligation we entered into in connection with the 2020 sale of three marine terminals to a subsidiary of Buckeye. This obligation requires us to perform certain environmental remediation work on Buckeye’s behalf at the New Haven, Connecticut terminal.  This contractual obligation was recorded at fair value on our consolidated balance sheets upon initial recognition and was calculated using our best estimate of potential outcome scenarios to determine our liability for the remediation costs required in this agreement.

•Debt. The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2020 and September 30, 2021; however, where recent observable market trades were not available, prices were determined using adjustments to the last traded value for that debt issuance or by adjustments to the prices of similar debt instruments of peer entities that are actively traded. The carrying amount of borrowings, if any, under our revolving credit facility and our commercial paper program approximates fair value due to the frequent repricing of these obligations.

Fair Value Measurements - Financial Assets and Liabilities

The following tables summarize the carrying amounts, fair values and fair value measurements recorded or disclosed as of December 31, 2020 and September 30, 2021 based on the three levels established by ASC 820, Fair Value Measurements and Disclosures (in thousands):

Assets (Liabilities)			Fair Value Measurements as of December 31, 2020 using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives contracts	$(20,547)	$(20,547)	$(20,547)	$—	$—
Basis derivative agreement	$(10,242)	$(10,242)	$—	$(10,242)
Long-term receivables	$22,755	$22,755	$—	$—	$22,755
Contractual obligations	$(11,207)	$(11,207)	$—	$—	$(11,207)
Debt	$(4,978,691)	$(5,880,850)	$—	$(5,880,850)	$—

Assets (Liabilities)			Fair Value Measurements as of September 30, 2021 using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives contracts	$(22,280)	$(22,280)	$(22,280)	$—	$—
Basis derivative agreement	$(3,120)	$(3,120)	$—	$(3,120)	$—
Long-term receivables	$22,768	$22,768	$—	$—	$22,768
Contractual obligations	$(9,806)	$(9,806)	$—	$—	$(9,806)
Debt	$(5,103,226)	$(5,786,692)	$—	$(5,786,692)	$—

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

Environmental Liabilities

Liabilities recognized for estimated environmental costs were $14.3 million and $11.8 million at December 31, 2020 and September 30, 2021, respectively. We have classified environmental liabilities as other current or noncurrent based on management’s estimates regarding the timing of actual payments. Environmental expenses recognized as a result of changes in our environmental liabilities are included in operating expense on our consolidated statements of income. Environmental expenses were $0.1 million and $0.4 million for the three months ended September 30, 2020 and 2021, respectively, and $1.3 million and $2.4 million for the nine months ended September 30, 2020 and 2021, respectively.

Other

In first quarter 2020, we entered into a long-term contractual obligation in connection with the sale of three marine terminals to Buckeye.  This obligation requires us to perform certain environmental remediation work on Buckeye’s behalf at the New Haven, Connecticut terminal.  At December 31, 2020 our balance sheet includes a current liability of $0.6 million and a noncurrent liability of $10.2 million, and as of September 30, 2021 our balance sheet includes a current liability of $0.5 million and a noncurrent liability of $8.9 million, reflecting the fair values of these obligations.

We have entered into an agreement to guarantee our 50% pro rata share, up to $25.0 million, of contractual obligations under the Powder Springs’ credit facility. As of September 30, 2021, our consolidated balance sheets reflected a $0.4 million other current liability and a corresponding increase in investments in non-controlled entities to reflect the fair value of this guarantee.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.Related Party Transactions

Stacy Methvin is an independent member of our general partner’s board of directors and also serves as a director of one of our customers.  We received tariff, terminalling and other ancillary revenue from this customer of $8.6 million and $23.2 million for the three months ended September 30, 2020 and 2021, respectively, and $24.3 million and $51.6 million for the nine months ended September 30, 2020 and 2021, respectively. We occasionally have transmix settlements with this customer as well. We recorded receivables of $3.9 million and $2.3 million from this customer at December 31, 2020 and September 30, 2021, respectively.

See Note 5 – Investments in Non-Controlled Entities and Note 8 – Leases for details of transactions with our joint ventures.

15.Partners’ Capital and Distributions

Partners’ Capital

In 2020, we announced that our general partner’s board of directors had authorized the repurchase of up to $750 million of our common units through 2022. During the third quarter of 2021, we completed the repurchases authorized under this program (see Note 16 - Subsequent Events regarding a subsequent expansion of this program).

The following table details the changes in the number of our common units outstanding from December 31, 2020 through September 30, 2021:

Common units outstanding on December 31, 2020	223,119,811
Units repurchased during 2021	(9,837,580)
January 2021–Settlement of employee LTIP awards	150,435
During 2021–Other(1)	12,572
Common units outstanding on September 30, 2021	213,445,238

(1) Common units issued to settle the equity-based retainers paid to independent directors of our general partner.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Distributions

Distributions we paid during 2020 and 2021 were as follows (in thousands, except per unit amounts):

Payment Date	Per Unit Distribution Amount	Total Distribution
02/14/2020	$1.0275	$234,774
05/15/2020	1.0275	231,245
08/14/2020	1.0275	231,245
Through 09/30/2020	3.0825	697,264
11/13/2020	1.0275	229,853
Total	$4.1100	$927,117

02/12/2021	$1.0275	229,423
05/14/2021	1.0275	228,962
08/13/2021	1.0275	226,633
Through 09/30/2021	3.0825	685,018
11/12/2021(1)	1.0375	221,449
Total	$4.1200	$906,467

(1) Our general partner’s board of directors declared this distribution in October 2021 to be paid on November 12, 2021 to unitholders of record at the close of business on November 5, 2021. The estimated total distribution is based upon the number of common units currently outstanding.

16.Subsequent Events

Recognizable events

No recognizable events occurred subsequent to September 30, 2021.

Non-recognizable events

Distribution. In October 2021, our general partner’s board of directors declared a quarterly distribution of $1.0375 per unit for the period of July 1, 2021 through September 30, 2021. This quarterly distribution will be paid on November 12, 2021 to unitholders of record on November 5, 2021.

Unit Repurchase Program. Following the completion of the $750 million repurchase program announced in 2020, our general partner’s board of directors in October 2021 authorized the expansion of our unit repurchase program by $750 million for a total of $1.5 billion and extended the program through 2024. The expanded program allows unit repurchases in compliance with Securities Exchange Act Rules 10b-18, 10b5-1 or both. Our unit repurchase program does not obligate us to acquire a specific number of units during any period, and our decision to commence, discontinue or resume repurchases in any period will depend on a number of factors, including our expected expansion capital spending needs, excess cash available, balance sheet metrics, legal and regulatory requirements, market conditions and the trading price of our units.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a publicly traded limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of September 30, 2021, our asset portfolio, excluding assets associated with discontinued operations, consisted of:
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

Sale of Partial Interest in MVP Terminalling, LLC. In April 2021, we sold nearly half of our membership interest in MVP and received proceeds of $272.1 million. Following the sale, we own approximately 25% of MVP and remain the operator of the facility.

Distribution. In October 2021, our general partner’s board of directors declared a quarterly distribution of $1.0375 per unit for the period of July 1, 2021 through September 30, 2021. This quarterly distribution will be paid on November 12, 2021 to unitholders of record on November 5, 2021.

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

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2021

	Three Months Ended September 30,		Variance Favorable (Unfavorable)
	2020	2021	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$307.2	$349.4	$42.2	14
Crude oil	154.6	116.9	(37.7)	(24)
Intersegment eliminations	(1.9)	(1.4)	0.5	26
Total transportation and terminals revenue	459.9	464.9	5.0	1
Affiliate management fee revenue	5.3	5.3	—	—
Operating expenses:
Refined products	114.2	114.6	(0.4)	—
Crude oil	47.0	35.1	11.9	25
Intersegment eliminations	(3.5)	(3.1)	(0.4)	(11)
Total operating expenses	157.7	146.6	11.1	7
Product margin:
Product sales revenue	111.2	168.8	57.6	52
Cost of product sales	89.4	145.8	(56.4)	(63)
Product margin	21.8	23.0	1.2	6
Other operating income (expense)	(2.9)	2.6	5.5	n/a
Earnings of non-controlled entities	39.2	36.5	(2.7)	(7)
Operating margin	365.6	385.7	20.1	5
Depreciation, amortization and impairment expense	68.4	61.4	7.0	10
G&A expense	37.5	46.7	(9.2)	(25)
Operating profit	259.7	277.6	17.9	7
Interest expense (net of interest income and interest capitalized)	52.7	56.6	(3.9)	(7)
Gain on disposition of assets	—	(3.2)	3.2	—
Other (income) expense	1.4	2.1	(0.7)	(50)
Income from continuing operations before provision for income taxes	205.6	222.1	16.5	8
Provision for income taxes	0.9	0.8	0.1	11
Income from continuing operations	204.7	221.3	16.6	8
Income from discontinued operations	6.9	15.3	8.4	122
Net income	$211.6	$236.6	$25.0	12

Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.719	$1.724
Volume shipped (million barrels):
Gasoline	71.9	80.3
Distillates	42.5	53.0
Aviation fuel	4.7	8.4
Liquefied petroleum gases	0.1	0.1
Total volume shipped	119.2	141.8
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$1.401	$0.803
Volume shipped (million barrels)(1)	45.1	49.2
Terminal average utilization (million barrels per month)	25.9	24.9
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(2)	30.6	29.1
Saddlehorn - volume shipped (million barrels)(3)	15.1	19.9

(1) Volume shipped includes shipments related to our crude oil marketing activities.
(2) These volumes reflect the total shipments for the BridgeTex pipeline, which is owned 30% by us.
(3) These volumes reflect the total shipments for the Saddlehorn pipeline, which is owned 30% by us.

Transportation and terminals revenue increased $5.0 million resulting from:
•an increase in refined products revenue of $42.2 million primarily due to increased transportation revenue as a result of higher volumes versus the pandemic levels of 2020 due to the recovery in travel, economic and drilling activity as well as additional contributions from our Texas pipeline expansion projects. Transportation revenues for the current period also benefited from our mid-year 2021 tariff increase. These favorable items were partially offset by lower storage revenues due to lower utilization and rates following recent contract expirations; and
•a decrease in crude oil revenue of $37.7 million primarily due to lower average tariff rates and reduced storage revenues. Average tariff rates decreased primarily as a result of the late 2020 expiration of several higher-priced contracts on our Longhorn pipeline, with much of this volume replaced by activities of our marketing affiliate. In addition, deficiency revenue recognized in the year-ago period did not recur in third quarter 2021. Storage revenues decreased primarily due to the 2020 period benefiting from increased short-term storage utilization at higher rates, with recent contract renewals at lower rates in the current period.
Operating expenses decreased by $11.1 million primarily resulting from:
•an increase in refined products expenses of $0.4 million. An increase in integrity spending related to the timing of maintenance work, higher power costs due to higher volume shipped and higher property taxes were mainly offset by favorable product overages (which reduce operating expenses); and
•a decrease in crude oil expenses of $11.9 million primarily due to a decrease in integrity spending related to the timing of maintenance work, lower fees paid to Seabrook for ancillary services and favorable product overages.

Product margin increased $1.2 million primarily due to recognition of losses on futures contracts in third quarter 2020 offset by lower margins and lower sales volumes on our gas liquids blending and fractionation activities in the current period.

Other operating income (expense) was $5.5 million favorable in part due to reduced estimates for retained liabilities related to our 2020 marine terminals sale and lower losses recognized on a basis derivative agreement during the current period.
Earnings of non-controlled entities decreased $2.7 million primarily due to the sale of a portion of our interest in MVP during second quarter 2021. We also earned less from Seabrook due to lower throughput fees and additional depreciation for recently-constructed assets and BridgeTex due to less favorable product overages. These decreases were partially offset by additional earnings from Powder Springs due to gains on futures contracts in the current quarter.
Depreciation, amortization and impairment expense decreased $7.0 million primarily due to the impairment in third quarter 2020 of certain terminalling assets.
G&A expense increased $9.2 million primarily due to higher incentive compensation costs as a result of improved financial results in 2021.

Interest expense, net of interest income and interest capitalized, increased $3.9 million due to lower capitalized interest as a result of reduced ongoing expansion capital spending and higher debt outstanding. Our weighted-average debt outstanding was $5.1 billion in third quarter 2021 compared to $4.9 billion in third quarter 2020. The weighted average interest rate was 4.4% in third quarter 2021 compared to 4.3% in third quarter 2020.

Gain on disposition of assets of $3.2 million in the current period resulted from true-ups for previous asset sales, including the final working capital adjustments related to the sale of a portion of our interest in MVP.

Income from discontinued operations increased by $8.4 million due to improved product margin for our independent terminals as a result of higher gas liquids blending volume sold at increased pricing and less depreciation now that the assets are classified as held for sale.

Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2021

	Nine Months Ended September 30,		Variance Favorable (Unfavorable)
	2020	2021	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$876.4	$984.9	$108.5	12
Crude oil	433.9	351.8	(82.1)	(19)
Intersegment eliminations	(5.1)	(4.4)	0.7	14
Total transportation and terminals revenue	1,305.2	1,332.3	27.1	2
Affiliate management fee revenue	15.9	15.9	—	—
Operating expenses:
Refined products	316.3	314.2	2.1	1
Crude oil	139.7	118.1	21.6	15
Intersegment eliminations	(9.9)	(9.4)	(0.5)	(5)
Total operating expenses	446.1	422.9	23.2	5
Product margin:
Product sales revenue	443.1	575.6	132.5	30
Cost of product sales	364.9	488.6	(123.7)	(34)
Product margin	78.2	87.0	8.8	11
Other operating income (expense)	0.5	4.0	3.5	700
Earnings of non-controlled entities	116.5	116.1	(0.4)	—
Operating margin	1,070.2	1,132.4	62.2	6
Depreciation, amortization and impairment expense	183.2	168.3	14.9	8
G&A expense	115.5	148.7	(33.2)	(29)
Operating profit	771.5	815.4	43.9	6
Interest expense (net of interest income and interest capitalized)	168.0	169.3	(1.3)	(1)
Gain on disposition of assets	(12.9)	(72.9)	60.0	465
Other (income) expense	3.7	18.1	(14.4)	(389)
Income from continuing operations before provision for income taxes	612.7	700.9	88.2	14
Provision for income taxes	2.2	2.0	0.2	9
Income from continuing operations	610.5	698.9	88.4	14
Income from discontinued operations	22.5	39.4	16.9	75
Net income	$633.0	$738.3	$105.3	17

Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.658	$1.697
Volume shipped (million barrels):
Gasoline	199.4	224.1
Distillates	127.6	152.4
Aviation fuel	16.8	21.7
Liquefied petroleum gases	0.5	0.6
Total volume shipped	344.3	398.8
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped	$1.145	$0.803
Volume shipped (million barrels)(1)	167.9	145.3
Terminal average utilization (million barrels per month)	24.7	25.1
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(2)	99.9	84.6
Saddlehorn - volume shipped (million barrels)(3)	46.5	56.0

(1) Volume shipped includes shipments related to our crude oil marketing activities.
(2) These volumes reflect the total shipments for the BridgeTex pipeline, which is owned 30% by us.
(3) These volumes reflect the total shipments for the Saddlehorn pipeline, which was owned 40% by us through January 31, 2020 and 30% thereafter.

Transportation and terminals revenue increased $27.1 million resulting from:
•an increase in refined products revenue of $108.5 million primarily due to increased transportation revenue as a result of higher volumes versus the pandemic levels of 2020 due to the recovery in travel, economic and drilling activity as well as additional contributions from our Texas pipeline expansion projects. Revenues also benefited from an increase in the average tariff rate in the current period as a result of the 2020 and 2021 mid-year adjustments. These favorable items were partially offset by the absence of revenues in the current period associated with the three marine terminals we sold in March 2020 and lower storage revenues due to lower utilization and lower rates following recent contract expirations; and
•a decrease in crude oil revenue of $82.1 million primarily due to lower average tariff rates, less volume shipped and reduced storage revenues. Average tariff rates decreased primarily as a result of the late 2020 expiration of several higher-priced contracts on our Longhorn pipeline. In addition, deficiency revenue recognized in the year-ago period did not recur in 2021. Transportation volumes also declined partially due to those Longhorn contract expirations, with much of this volume replaced by activities of our marketing affiliate, as well as short-term supply disruptions caused by the 2021 winter storm that negatively impacted shipments mainly on our Houston distribution system. Storage revenues decreased primarily due to the 2020 period benefiting from increased short-term storage utilization at higher rates and contract renewals at lower rates in the current period.
Operating expenses decreased by $23.2 million primarily resulting from:
•a decrease in refined products expenses of $2.1 million. Favorable product overages and the absence of costs in the current period associated with the divested marine terminals were partially offset by higher compensation costs and more integrity spending due to timing of project work; and
•a decrease in crude oil expenses of $21.6 million primarily due to lower power costs as a result of our recent optimization efforts as well as gains on power hedges driven by the winter storm in first quarter 2021, lower fees paid to Seabrook for ancillary services and lower integrity spending.

Product margin increased $8.8 million primarily due to lower of cost or net realizable value adjustments that negatively impacted 2020 as a result of the significant decrease in commodity prices that year and higher margins on our fractionator and crude over/short activities, partially offset by reduced margins on our gas liquids blending activities in the current year.

Other operating income (expense) was $3.5 million favorable primarily due to sales of unused air emission credits and reduced estimates for retained liabilities related to our 2020 marine terminals sale.
Earnings of non-controlled entities decreased $0.4 million. Lower earnings from MVP following the sale of a portion of our interest during second quarter 2021 and from Powder Springs due to lower gains recognized in the current year on futures contracts were mostly offset by contributions from expansion projects at MVP and Saddlehorn.
Depreciation, amortization and impairment expense decreased $14.9 million primarily due to impairment losses recognized in 2020 related to certain terminalling assets.
G&A expense increased $33.2 million primarily due to higher incentive compensation costs as a result of improved financial results, as well as higher benefits costs in 2021.

Interest expense, net of interest income and interest capitalized, increased $1.3 million primarily due to lower capitalized interest in the current year as a result of reduced ongoing expansion capital spending. Our weighted-average debt outstanding was $5.1 billion in the 2021 period compared to $4.9 billion in 2020. The weighted average interest rate was 4.4% in 2021 compared to 4.5% in 2020.

Gain on disposition of assets of $72.9 million in 2021 was primarily the result of the sale of a portion of our interest in MVP and $12.9 million recognized in 2020 was due to the sale of a portion of our interest in Saddlehorn.
Other expense was $14.4 million unfavorable primarily due to amounts recognized in second quarter 2021 related to certain legal matters.
Income from discontinued operations increased by $16.9 million due to improved product margin for our independent terminals as a result of higher gas liquids blending volume sold at increased pricing and less depreciation now that the assets are classified as held for sale.

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

Adjusted EBITDA, DCF and FCF are non-GAAP measures. A reconciliation of each of these measures to net income for the nine months ended September 30, 2020 and 2021 is as follows (in millions):

	Nine Months Ended September 30,
	2020	2021
Net income	$633.0	$738.3
Interest expense, net	168.0	169.3
Depreciation, amortization and impairment(1)	193.4	174.4
Equity-based incentive compensation(2)	(9.1)	9.5
Gain on disposition of assets(3)	(10.5)	(68.5)
Commodity-related adjustments:
Derivative (gains) losses recognized in the period associated with future transactions(4)	6.7	21.1
Derivative gains (losses) recognized in previous periods associated with transactions completed in the period(4)	(18.9)	(32.2)
Inventory valuation adjustments(5)	9.6	2.4
Total commodity-related adjustments	(2.6)	(8.7)
Distributions from operations of non-controlled entities in excess of earnings	36.2	24.5
Adjusted EBITDA	1,008.4	1,038.8
Interest expense, net, excluding debt issuance cost amortization(6)	(152.4)	(167.0)
Maintenance capital(7)	(81.2)	(50.2)
Distributable cash flow	774.8	821.6
Expansion capital(8)	(310.0)	(67.6)
Proceeds from asset sales	334.6	270.7
Free cash flow	799.4	1,024.7
Distributions paid	(697.3)	(685.0)
Free cash flow after distributions	$102.1	$339.7

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
(6) Interest expense includes debt prepayment costs of $12.9 million in the nine months ended September 30, 2020, which are excluded from DCF as they are financing activities and not related to our ongoing operations.
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

A reconciliation of FCF to net cash provided by operating activities for the nine months ended September 30, 2020 and 2021 is as follows (in millions):

	Nine Months Ended September 30,
	2020	2021
Net cash provided by operating activities	$840.1	$879.1
Changes in operating assets and liabilities	30.4	0.6
Net cash provided (used) in investing activities	(110.3)	160.1
Payments associated with settlement of equity-based incentive compensation	(14.7)	(6.2)
Settlement gain, amortization of prior service credit and actuarial loss	(4.0)	(7.2)
Changes in accrued capital items	52.8	(4.0)
Commodity-related adjustments(1)	(2.6)	(8.7)
Other	7.7	11.0
Free cash flow	799.4	1,024.7
Distributions paid	(697.3)	(685.0)
Free cash flow after distributions	$102.1	$339.7

(1) Please refer to the preceding table for a description of these commodity-related adjustments.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Operating Activities. Net cash provided by operating activities was $840.1 million and $879.1 million for the nine months ended September 30, 2020 and 2021, respectively. The $39.0 million increase in 2021 was due to higher net income as previously described and changes in our working capital, partially offset by adjustments for non-cash items and distributions in excess of earnings of our non-controlled entities.
Investing Activities. Net cash used by investing activities for the nine months ended September 30, 2020 was $110.3 million and net cash provided by investing activities for the nine months ended September 30, 2021 was $160.1 million. During the 2021 period, we used $106.5 million for capital expenditures. Also, during 2021, we sold a portion of our interest in MVP for cash proceeds of $271.0 million. During the 2020 period, we used $357.1 million for capital expenditures. Also during 2020, we sold three marine terminals for cash proceeds of $251.8 million and sold a portion of our interest in Saddlehorn for cash proceeds of $79.9 million. Additionally, we contributed capital of $73.7 million in conjunction with our joint venture capital projects, which we account for as investments in non-controlled entities.
Financing Activities. Net cash used by financing activities for the nine months ended September 30, 2020 and 2021 was $794.1 million and $1,041.2 million, respectively. During the 2021 period, we paid distributions of $685.0 million to our unitholders and repurchased common units for $473.1 million. Additionally, we had net commercial paper borrowings of $123.0 million. Also, in January 2021, our equity-based incentive compensation awards that vested December 31, 2020 were settled by issuing 163,007 common units and distributing those units to the long-term incentive plan (“LTIP”) participants, resulting in payments primarily associated with tax withholdings of $6.2 million. During the 2020 period, we paid distributions of $697.3 million to our unitholders and repurchased common units for $252.0 million. Additionally, we received net proceeds of $499.4 million from the issuance of long-term senior notes and had net commercial paper borrowings of $248.0 million, which collectively were used to repay our $550.0 million of 4.25% notes due 2021. Also, in January 2020, our equity-based incentive compensation awards that vested December 31, 2019 were settled by issuing 284,643 common units and distributing those units to the LTIP participants, resulting in payments primarily associated with tax withholdings of $14.7 million.
The quarterly distribution amount related to third quarter 2021 earnings is $1.0375 per unit (to be paid in fourth quarter 2021).  If we were to continue paying distributions at this level on the number of common units currently outstanding, total distributions of approximately $898 million would be paid to our unitholders related to 2021 earnings. Management believes we will have sufficient DCF to fund these distributions.
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

For the nine months ended September 30, 2021, our maintenance capital spending was $50.2 million, including $1.5 million for discontinued operations. For 2021, we expect to spend approximately $80 million on maintenance capital.

During the first nine months of 2021, we spent $62.0 million for our expansion capital projects, including $0.2 million for discontinued operations, and contributed $5.6 million for expansion capital projects in conjunction with our joint ventures. Based on the progress of expansion projects already underway, we expect to spend approximately $80 million in 2021 and $20 million in 2022 to complete our current slate of expansion capital projects.

In addition, we may repurchase our common units through our unit repurchase program (see Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds of Part II of this report for additional details). We may also repurchase portions of our existing long-term debt from time-to-time through open market transactions, tender offers or privately-negotiated transactions.
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

See Item 3. Quantitative and Qualitative Disclosures about Market Risk for further information regarding the quantities of refined products and crude oil hedged at September 30, 2021 and the fair value of open hedge and basis derivative contracts at that date.

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

Forward physical contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of September 30, 2021, we had commitments under forward purchase and sale contracts as follows (in millions):

	Total	2021	2022-2025	Beyond 2025
Forward purchase contracts – notional value	$516.8	$172.2	$205.0	$139.6
Forward purchase contracts – barrels	11.4	2.6	4.3	4.5
Forward sales contracts – notional value	$78.2	$72.5	$5.7	$—
Forward sales contracts – barrels	0.9	0.8	0.1	—
We generally use exchange-traded futures contracts to hedge against changes in the price of the petroleum products we expect to sell or purchase. We did not elect hedge accounting treatment under ASC 815, Derivatives and Hedging, for our open contracts and as a result we accounted for these contracts as economic hedges, with changes in fair value recognized currently in earnings. The fair value of these open futures contracts, representing 4.9 million barrels of petroleum products we expect to sell and 1.2 million barrels of gas liquids we expect to purchase, was a net liability of $22.3 million. With respect to these contracts, a $10.00 per barrel increase (decrease) in the prices of petroleum products we expect to sell would result in a $49.0 million decrease (increase) in our operating profit, while a $10.00 per barrel increase (decrease) in the price of gas liquids we expect to purchase would result in a $12.0 million increase (decrease) in our operating profit. These increases or decreases in operating profit would be substantially offset by higher or lower product sales revenue or cost of product sales when the physical sale or purchase of those products occurs, respectively. These contracts may be for the purchase or sale of products in markets different from those in which we are attempting to hedge our exposure, and the related hedges may not eliminate all price risks.

Interest Rate Risk
Our use of variable rate debt and any future issuances of fixed rate debt expose us to interest rate risk. As of September 30, 2021, we did not have any variable rate debt outstanding.

ITEM 4.CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. We performed this evaluation under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our general partner’s CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed so that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2020, we initiated a $750 million common unit repurchase program, which allowed us to repurchase units through 2022. We completed the repurchases authorized under this program in September 2021. In October 2021, this program was expanded by $750 million to allow unit repurchases totaling $1.5 billion through December 31, 2024. We intend to purchase our units from time-to-time through a variety of methods, including open market purchases and negotiated transactions, all in compliance with Securities Exchange Act Rules 10b-18, 10b5-1 or both and other applicable legal requirements. The timing, price and actual number of units repurchased will depend on a number of factors including our expected expansion capital spending, excess cash available, balance sheet metrics, legal and regulatory requirements, market conditions and the trading price of our units. The program does not obligate us to acquire any particular amount of units, and the repurchase program may be suspended or discontinued at any time.

The following table provides details of our unit repurchases in 2021 under our initial $750 million program:

Period	Total Number of Common Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Units That May Yet Be Purchased under the Program (in millions)
Year Ended 2020	5,568,260	$49.74	5,568,260	$473.1
January 1-31, 2021	—		—	$473.1
February 1-28, 2021	—		—	$473.1
March 1-31, 2021	—		—	$473.1
First Quarter 2021	—		—
April 1-30, 2021	—		—	$473.1
May 1-31, 2021	1,723,188	$47.77	1,723,188	$390.7
June 1-30, 2021	—		—	$390.7
Second Quarter 2021	1,723,188	$47.77	1,723,188
July 1-31, 2021	251,947	$47.24	251,947	$378.8
August 1-31, 2021	6,289,504	$47.94	6,289,504	$77.3
September 1-30, 2021	1,572,941	$49.14	1,572,941	$—
Third Quarter 2021	8,114,392	$48.15	8,114,392
Year-to-Date 2021	9,837,580	$48.09	9,837,580
Total Inception-to-Date	15,405,840	$48.68	15,405,840	$—

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

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on November 2, 2021.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	Magellan GP, LLC,
its general partner

/s/ Jeff Holman
Jeff Holman
Chief Financial Officer
(Principal Accounting and Financial Officer)