Form 10-K
period 2021-12-31
Magellan Midstream Partners, L.P.
filed 2022-02-17
CIK 1126975

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☒
The aggregate market value of the registrant’s voting and non-voting common units held by non-affiliates computed by reference to the price at which the common units were last sold as of June 30, 2021 was $10,802,833,233.
As of February 16, 2022, there were 212,393,262 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement prepared for the solicitation of proxies in connection with the 2022 Annual Meeting of Limited Partners are to be incorporated by reference in Part III of this Form 10-K.

Forward-Looking Statements

Except for statements of historical fact, all statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may be identified by words like “anticipates,” “believes,” “cause,” “continue,” “could,” “depend,” “develop,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “have,” “impact,” “implement,” “increase,” “intends,” “lead,” “maintain,” “may,” “might,” “plans,” “potential,” “possible,” “projected,” “reduce,” “remain,” “result,” “scheduled,” “seek,” “should,” “will,” “would” and other similar words or expressions. The absence of such words or expressions does not necessarily mean the statements are not forward-looking. Although we believe our forward-looking statements are reasonable, statements made regarding future results are not guarantees of future performance and are subject to numerous assumptions, uncertainties and risks that are difficult to predict, including those described in Part I, Item 1A – Risk Factors of this Annual Report. Actual outcomes and results may be materially different from the results stated or implied in such forward-looking statements included in this report. You should not put any undue reliance on any forward-looking statement.

The following are among the important factors that could cause future results to differ materially from any expected, projected, forecasted, or estimated amounts, events or circumstances we have discussed in this report:

•changes in demand for refined products, crude oil or liquefied petroleum gases;
•price fluctuations for refined products, crude oil or liquefied petroleum gases and expectations about future prices for these products;
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
•development and increasing use of alternative sources of energy transportation, including but not limited to electric and battery-powered motors, natural gas, hydrogen and renewable fuels such as ethanol, biodiesel and renewable diesel, as well as increased conservation or fuel efficiency and regulatory or technological developments that could affect demand for our services;
•changes in population in the markets served by our refined products pipeline system and changes in consumer preferences, driving patterns or rates of automobile ownership;
•changes in the product quality, throughput or interruption in service of refined products or crude oil pipelines owned and operated by third parties and connected to our assets;
•changes in demand for transportation, storage or other services we provide for refined products or crude oil;
•changes in supply and demand patterns for our facilities due to geopolitical events, the activities of the Organization of the Petroleum Exporting Countries (“OPEC”) and other non-OPEC oil producing countries with large production capacity, changes in U.S. trade policies or in laws governing the importing or exporting of petroleum products;
•our ability to manage interest rate and commodity price exposures;
•changes in our tariff rates or other terms of service required by the Federal Energy Regulatory Commission or state regulatory agencies;
•shut-downs or cutbacks at refineries, oil fields, petrochemical plants or other customers or businesses that use or supply our services;
•the effect of weather patterns or other natural phenomena, including climate change, on our operations and demand for our services;
•an increase in the competition our operations encounter, including the effects of capacity over-build in the areas where we operate;
•the occurrence of natural disasters, epidemics, terrorism, cyberattacks, sabotage, protests, activism, operational hazards, equipment failures, system failures or other unforeseen interruptions, as well as global and domestic repercussions from and any government responses to any such events;

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
•our ability to consummate announced divestitures;
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
•changes in laws and regulations or the interpretation of laws and regulations that govern our gas liquids blending activities or changes regarding product quality specifications or renewable fuel obligations that impact our ability to produce gasoline volumes through our gas liquids blending activities or that require significant capital outlays for compliance;
•changes in laws and regulations or the interpretation of laws and regulations to which we or our customers are or could become subject, including those related to tax withholding requirements, safety, security, employment, hydraulic fracturing, derivatives transactions, trade and the environment, including laws and regulations designed to address climate change;
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

MAGELLAN MIDSTREAM PARTNERS, L.P.
FORM 10-K
PART I
Item 1. Business

(a) General Development of Business

Unless indicated otherwise, the terms “our,” “we,” “us” and similar language refer to Magellan Midstream Partners, L.P. together with its subsidiaries. Magellan Midstream Partners, L.P. is a Delaware limited partnership formed in August 2000, and our common units are traded on the New York Stock Exchange under the ticker symbol “MMP.” Magellan GP, LLC, a wholly-owned Delaware limited liability company, serves as our general partner. The board of directors of our general partner is referred to herein as our “board”.

In June 2021, we entered into an agreement to sell our independent terminals network comprised of 26 refined petroleum products terminals with approximately six million barrels of storage located primarily in the southeastern United States (“U.S.”) to Buckeye Partners, L.P. for $435 million. The sale is expected to close upon the receipt of required regulatory approval. These assets and the related results of operations, financial position and cash flows have been classified as discontinued operations. Unless indicated otherwise, the information provided in this report relates only to our continuing operations.
(b) [Reserved.]

(c) Narrative Description of Business

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of December 31, 2021, our asset portfolio, excluding assets associated with discontinued operations, consisted of:

•our refined products segment, comprised of our approximately 9,800-mile refined petroleum products pipeline system with 54 terminals and two marine storage terminals (one of which is owned through a joint venture); and

•our crude oil segment, comprised of approximately 2,200 miles of crude oil pipelines, a condensate splitter and 39 million barrels of aggregate storage capacity, of which approximately 29 million barrels are used for contract storage. Approximately 1,000 miles of these pipelines, the condensate splitter and 31 million barrels of this storage capacity (including 25 million barrels used for contract storage) are wholly-owned, with the remainder owned through joint ventures.

Industry Background

The U.S. petroleum products transportation and distribution system links sources of crude oil supply with refineries and ultimately with end users of petroleum products. This system is comprised of a network of pipelines, terminals, storage facilities, waterborne vessels, railcars and trucks. For transportation of petroleum products, pipelines are generally the most reliable, lowest cost, least carbon intensive and safest alternative for intermediate and long-haul movements between different markets. Throughout the distribution system, terminals play a key role in facilitating product movements by providing storage, distribution, blending and other ancillary services.

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

•liquefied petroleum gases or LPGs are liquids produced as by-products of the crude oil refining process and in connection with natural gas production. LPGs include gas liquids such as butane, natural gasoline and propane;

•blendstocks are products blended with refined products to change or enhance their characteristics such as increasing a gasoline’s octane or oxygen content. Blendstocks include alkylates and oxygenates; and

•crude oil, which includes condensate, is a naturally occurring unrefined petroleum product recovered from underground that is used as feedstock by refineries, splitters and petrochemical facilities.

We use the term petroleum products to describe any, or a combination, of the above-noted products. In addition, we handle, store and distribute renewable fuels, such as ethanol and biodiesel.

Description of Our Businesses
REFINED PRODUCTS
Our refined products segment consists of our refined products pipeline system and two marine terminals. Our refined products pipeline system is the longest common carrier pipeline system for refined products and LPGs in the U.S., extending approximately 9,800 miles from the Texas Gulf Coast and covering a 15-state area across the central U.S. The system includes approximately 47 million barrels of aggregate usable storage capacity at 54 terminals. Our Galena Park marine terminal is located along the Houston Ship Channel and has 13 million barrels of wholly-owned storage capacity and one million barrels of storage capacity that we own through a joint venture. Our Pasadena marine terminal, which we own through a joint venture, is also located along the Houston Ship Channel and has storage capacity of five million barrels.

Our refined products segment accounted for the following percentages of our consolidated revenue, operating margin and total assets:

	Year Ended December 31,
	2019	2020	2021
Percent of consolidated revenue	75%	74%	77%
Percent of consolidated operating margin	61%	65%	72%
Percent of consolidated total assets	61%	61%	61%
See Note 4 – Segment Disclosures in the accompanying consolidated financial statements in Item 8 for a description of the non-generally accepted accounting principles (“GAAP”) measure of operating margin and additional financial information about our refined products segment.

Operations. Transportation, Terminalling and Ancillary Services. During 2021, approximately 70% of the refined products segment’s revenue (excluding product sales revenue) was generated from transportation tariffs on volumes shipped on our refined products pipeline system. These transportation tariffs vary depending upon where the product originates, where ultimate delivery occurs and any applicable discounts. All transportation rates and discounts are in published tariffs filed with the Federal Energy Regulatory Commission (“FERC”) or appropriate state agency. Included as part of these tariffs are charges for terminalling and storage of products at 31 of our pipeline system’s 54 terminals. Revenue from terminalling and storage at the other 23 terminals on our refined products pipeline system is derived from privately negotiated rates. Under our tariffs, we are allowed to deduct prescribed quantities of the products our shippers transport on our pipelines, which are commonly referred to as “tender deductions,” to compensate us for lost product during shipment due to metering inaccuracies, intermingling of products between batches (transmix), evaporation or other events that result in volume shortages during the shipment process. In return for these tender deductions, our customers receive a guaranteed delivery of the gross volume of products they ship with us, less the amount of our tender deductions, irrespective of the actual amount of product shortages we incur during the shipment process.

In 2021, the products transported on our refined products pipeline system were comprised of 56% gasoline, 38% distillates and 6% aviation fuel and LPGs. Our refined products pipeline system generates additional revenue from providing pipeline capacity and tank storage services, as well as providing services such as terminalling, ethanol and biodiesel unloading and loading, additive injection, custom blending, laboratory testing and data services to shippers, which are performed under a mix of “as needed,” monthly and long-term agreements.

Our marine terminals generate revenue primarily by providing storage and related services, including dock capabilities, pursuant to privately negotiated contracts.

Commodity-Related Activities. Substantially all of the transportation, throughput and storage services we provide are for third parties, and we do not take title to their products. We do take title to products related to tender deductions, product overages, gas liquids blending and fractionation activities. The sales of these products generate product sales revenue.

Our gas liquids blending activity primarily involves purchasing butane and blending it into gasoline, which creates additional gasoline available for us to sell. This activity is limited by seasonal changes in gasoline vapor pressure specifications and by the varying quality of the gasoline delivered to us. When the differential between the cost of gas liquids and the price of gasoline fluctuates, the product margin we earn from these activities is impacted. We generally hedge the economic margin from this blending activity by entering into forward physical or derivative contracts at the time we purchase the related gas liquids. These blending activities accounted for approximately 68% of the total product margin for the refined products segment during 2021.

We also operate three fractionators along our pipeline system that separate transmix into gasoline and diesel fuel. In addition to fractionating the transmix that results from our pipeline operations, we also purchase and fractionate transmix from third parties and sell the resulting refined products.

Product margin from commodity-related activities in our refined products segment was $104.7 million, $98.6 million and $133.8 million for the years ended December 31, 2019, 2020 and 2021, respectively. The amount of margin we earn from these activities and related hedges fluctuates with changes in petroleum prices (see Note 14 –Derivative Financial Instruments to the consolidated financial statements included in Item 8 of this report for further information regarding our hedging activities). Product margin is a non-GAAP financial measure, but its components are determined in accordance with GAAP. Product margin, which is calculated as product sales revenue less cost of product sales, is used by management to evaluate the profitability of our commodity-related activities. The components of product margin included in operating profit, the nearest GAAP measurement, are provided in Note 4—Segment Disclosures to the consolidated financial statements included in Item 8 of this report.

Joint Venture Activities. We own a 50% interest in Powder Springs Logistics, LLC (“Powder Springs”), a joint venture with an affiliate of Colonial Pipeline Company, which owns a gas liquids blending system near Atlanta, Georgia. We serve as operator of the Powder Springs assets.

We own a 50% interest in Texas Frontera, LLC (“Texas Frontera”), a joint venture with an affiliate of Petroleos Mexicanos (PEMEX), which owns approximately one million barrels of storage at our Galena Park terminal. We serve as operator of the Texas Frontera assets.

We own an approximately 25% interest in MVP Terminalling, LLC (“MVP”), a joint venture with an affiliate of Valero Energy Corporation and an undisclosed financial investor. MVP owns a refined products marine storage terminal along the Houston Ship Channel in Pasadena, Texas, including over five million barrels of storage, two ship docks and truck loading facilities. We serve as operator of the MVP assets. See Note 7 - Investments in Non-Controlled Entities to the consolidated financial statements included in Item 8 of this report for further information regarding the sale of a portion of our interest in MVP in 2021.

Markets and Competition. Shipments originate on our refined products pipeline system from direct connections to refineries or through interconnections with other pipelines or terminals for transportation and ultimate distribution to retail gasoline stations, truck stops, railroads, airports and other end users. Through direct refinery connections and interconnections with other interstate pipelines, our refined products system can access nearly 50% of U.S. refining capacity, and in particular is well-connected to Texas Gulf Coast and Mid-Continent refineries. As a result of its extensive connections to multiple refining regions, our pipeline system is well positioned to accommodate demand or supply shifts that may occur.

Our system is dependent on the ability of refiners and marketers to meet the demand for refined products in the markets they serve through shipments on our pipeline system. Demand for refined products is influenced by many factors, including driving patterns and consumer preferences, economic conditions, population changes, government regulations, changes in vehicle fuel efficiency and development of alternative energy sources. Excluding recent disruptions from the COVID-19 pandemic, demand for refined products in the market areas served by our pipeline system has historically been stable. We generally rely on recent historical trends on our system and third-party forecasts in assessing future refined products demand, and those forecasts vary both by forecaster and by product. While increases in vehicle efficiency and more widespread penetration of electric vehicles are generally expected to reduce demand for gasoline over time, distillate demand is expected to be less affected, while demand for aviation fuel is expected to grow. The most recently published projections by the Energy Information Administration suggest that overall demand for refined products in the areas that include markets served by our pipeline system will remain relatively stable over the next 10 years.

In 2021, approximately 60% of the products transported on our refined products pipeline system originated from direct refinery connections and 40% originated from connections with other pipelines or terminals. Our system is directly connected to and receives product from the following 17 refineries:

Major Origins—Refineries (Listed Alphabetically)

Company	Refinery Location
Cenovus Energy	Superior, WI
CHS	McPherson, KS
CVR Energy	Coffeyville, KS
CVR Energy	Wynnewood, OK
Flint Hills Resources	Pine Bend, MN
HollyFrontier	El Dorado, KS
HollyFrontier	Tulsa, OK
Marathon	St. Paul, MN
Marathon	El Paso, TX
Marathon	Galveston Bay, TX
Par Pacific	Newcastle, WY
Phillips 66	Ponca City, OK
Sinclair	Evansville, WY
Suncor Energy	Commerce City, CO
Valero	Ardmore, OK
Valero	Houston, TX
Valero	Texas City, TX

Our system is also supplied by connections to multiple pipelines and terminals, including those shown in the table below:
Major Origins—Pipelines and Terminals (Listed Alphabetically)

Pipeline/Terminal	Connection Location	Source of Product

BP	Manhattan, IL	Whiting, IN refinery
CHS	Fargo, ND	Laurel, MT refinery
Delek	El Paso and Odessa, TX	Big Spring, TX refinery
Enterprise	El Dorado, KS	Conway, KS storage
Explorer	Mt. Vernon, MO; Glenpool, OK; Dallas, East Houston and Pasadena, TX	Various Gulf Coast refineries
ExxonMobil	Pasadena, TX	Baytown, TX refinery
Holly Energy Partners	Duncan, OK; El Paso, TX	Big Spring, TX refinery, Artesia, NM refinery
Kinder Morgan	Galena Park and Pasadena, TX	Various Gulf Coast refineries and imports
Magellan	Galena Park, TX	Various Gulf Coast refineries and imports
MVP	Pasadena, TX	Various Gulf Coast refineries and imports
NuStar Energy	Denver, CO; El Dorado, KS; Minneapolis, MN	Various OK & KS refineries, Mandan, ND refinery, McKee, TX refinery
ONEOK	Des Moines, IA; Wayne, IL; Plattsburg, MO	Bushton, KS storage and Chicago, IL area refineries
Phillips 66	Denver, CO; Kansas City, KS; Pasadena, TX; Casper, WY	Borger, TX refinery, various Billings, MT refineries, Sweeney, TX refinery
Shell	East Houston, TX	Deer Park, TX refinery

In certain markets, barge, truck or rail provide an alternative source for transporting refined products; however, pipelines are generally the most reliable, lowest cost, least carbon intensive and safest alternative for refined products movements between different markets. As a result, our pipeline system’s top competitors are other pipelines that serve the same markets.

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

Government mandates increasingly require and regulatory incentives promote the use of renewable fuels, including ethanol, biodiesel and other renewable fuels. Pipelines have historically not shipped ethanol or biodiesel in significant quantities, but rather they are typically transported by railroad, truck or barge to terminal facilities where they are then blended into the fuel stream.  The increased use of ethanol and biodiesel has and will continue to compete with shipments on our pipeline system.  Our terminals have the necessary infrastructure to blend ethanol and certain locations blend biodiesel with refined products, and we earn revenue for these services. In addition, we have the potential to and recently began moving blended renewable fuels on our pipeline system in limited quantities.

Our marine storage terminals compete with other terminals with respect to location, price, versatility and services provided. The competition primarily comes from integrated petroleum companies, refining and marketing companies, independent terminal companies and distribution companies with marketing and trading operations.

Customers and Contracts. Our refined products pipeline system provides services to several different types of customers, including refiners, wholesalers, retailers, traders, railroads, airlines and regional farm cooperatives. End markets for refined products deliveries are primarily retail gasoline stations, truck stops, farm cooperatives, railroad fueling depots, military bases and commercial airports. Published tariffs serve as contracts, and shippers nominate the volume to be shipped up to a month in advance. In addition, we enter into agreements with shippers that commonly result in payment, volume or term commitments in exchange for reduced tariff rates or expansion capital spending on our part. For 2021, approximately 50% of the shipments on our pipeline system were subject to these supplemental agreements. The average remaining life of these agreements was approximately five years as of December 31, 2021. While many of these supplemental agreements do not represent guaranteed volumes, they do reflect a significant level of shipper commitment to our refined products pipeline system.

For the year ended December 31, 2021, our refined products pipeline system had approximately 60 transportation customers. The top 10 shippers primarily included independent refining companies, integrated oil companies and traders. Revenue attributable to these top 10 shippers for the year ended December 31, 2021 represented 37% of total revenue for our refined products segment and 57% of revenue excluding product sales.

Customers of our marine terminals include refiners, marketers and traders. As of December 31, 2021, approximately 67% of our marine storage capacity available for contract, including the storage capacity of our joint ventures, was subject to agreements with terms in excess of one year or that renew on an annual basis at our customers’ option. The weighted average remaining life of our marine storage contracts was approximately two years as of December 31, 2021. These contracts obligate the customer to pay for terminal capacity reserved even if not used by the customer.

Product sales are primarily to trading and marketing companies active in the markets we serve. These sales agreements are generally short-term in nature.

CRUDE OIL

Our crude oil segment is comprised of approximately 2,200 miles of crude oil pipelines, a condensate splitter and storage facilities with an aggregate storage capacity of approximately 39 million barrels, of which 29 million barrels are used for contract storage. Approximately 1,000 miles of these pipelines, the condensate splitter and 31 million barrels of this storage capacity (including 25 million barrels used for contract storage) are wholly-owned, with the remainder owned through joint ventures.

The joint ventures in our crude oil segment are BridgeTex Pipeline Company, LLC (“BridgeTex”), Double Eagle Pipeline LLC (“Double Eagle”), HoustonLink Pipeline Company, LLC (“HoustonLink”), Saddlehorn Pipeline Company, LLC (“Saddlehorn”) and Seabrook Logistics, LLC (“Seabrook”).

Our crude oil segment accounted for the following percentages of our consolidated revenue, operating margin and total assets:

	Year Ended December 31,
	2019	2020	2021
Percent of consolidated revenue	25%	26%	23%
Percent of consolidated operating margin	39%	35%	28%
Percent of consolidated total assets	34%	35%	35%

See Note 4 – Segment Disclosures in the accompanying consolidated financial statements in Item 8 for additional financial information about our crude oil segment.

Operations. Our crude oil assets are strategically located to serve crude oil supply, trading and demand centers. Revenue is generated primarily through transportation tariffs on our crude oil pipelines, storage fees from our crude oil terminals, pipeline capacity fees and tolling fees from our condensate splitter. In addition, we earn revenue for ancillary services including terminal throughput fees. We generally do not take title to the products we ship or store for our crude oil customers. Our tariffs provide for tender deductions to compensate us for lost product during shipment due to metering inaccuracies, evaporation or other events that result in volume losses during the shipment process, and we take title to these products. We also take title to products in connection with our crude oil marketing activities.

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

Our East Houston terminal includes approximately nine million barrels of crude oil storage, with approximately six million barrels used for contract storage and three million barrels dedicated to the operation of the Longhorn and BridgeTex pipelines. (See discussion of our BridgeTex joint venture under Joint Venture Activities below). Our East Houston terminal is also connected to our Houston distribution system and to third-party pipelines. Currently, Argus’ West Texas Intermediate (“WTI”) Houston price assessment is based on trades at the terminal, and the terminal is a delivery point for the recently initiated Midland WTI American Gulf Coast futures contract traded on the Intercontinental Exchange.

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

Joint Venture Activities. We own a 30% interest in BridgeTex, a joint venture with an affiliate of Plains All American Pipeline, L.P. (“Plains”) and an affiliate of OMERS Infrastructure Management Inc. BridgeTex owns an approximately 400-mile pipeline capable of transporting up to 440,000 bpd of Permian Basin crude oil to our East Houston terminal. We serve as the operator of BridgeTex. We also have a long-term lease agreement with BridgeTex to provide it with capacity on our Houston distribution system.

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

We own a 50% interest in HoustonLink, a joint venture with an affiliate of TC Energy Corporation (“TC Energy”). HoustonLink owns a crude oil pipeline connecting TC Energy’s Houston terminal, which is a termination point for TC Energy’s Marketlink pipeline, to our nearby East Houston terminal. We serve as operator of HoustonLink.

We own a 30% interest in Saddlehorn, a joint venture with an affiliate of Plains, an affiliate of Western Midstream Partners, L.P. and an affiliate of Black Diamond Gathering LLC (which is majority-owned by Chevron Corporation). Saddlehorn owns an undivided joint interest in an approximately 600-mile pipeline, capable of transporting up to 290,000 bpd of crude oil from the DJ Basin as well as other Rocky Mountain production regions to storage facilities in Cushing, including our Cushing terminal. We serve as operator of Saddlehorn and also have a long-term agreement to provide storage for Saddlehorn at our Cushing terminal.

We own a 50% interest in Seabrook, a joint venture with an affiliate of LBC Tank Terminals, LLC (“LBC”). Seabrook owns approximately four million barrels of crude oil storage (three million barrels of which is used for contract storage) located in Seabrook, Texas, a pipeline connecting Seabrook’s storage facilities through a third-party pipeline to a Houston-area refinery and another pipeline connecting its facility to our Houston distribution system. LBC serves as operator of the Seabrook terminal and the general and administrative operator of the entity, while we serve as operator of the Seabrook pipelines. In addition, we have a long-term lease agreement with Seabrook that we utilize to provide our customers with crude oil storage capacity and dock access for crude oil imports and exports on the Texas Gulf Coast.

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

Volumes transported on our Houston distribution system are driven by supply of crude oil delivered into our system from the basins connected by our pipelines or third party pipelines, as well as by takeaway demand from the various connections off our system in the Houston area. Our Houston distribution system competes with other distribution systems in the Houston area based primarily on rates, connectivity to supply sources and demand centers, customer service, crude quality and customer relationships.

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

The Saddlehorn pipeline depends on crude oil production primarily from the DJ Basin and broader Rocky Mountain region for its supply and competes primarily with other pipelines and supply alternatives that are capable of transporting crude oil from these production areas. Competition is based primarily on tariff rates, connectivity, customer service, crude quality and customer relationships. The demand for Saddlehorn’s services could be affected by changes in DJ Basin crude oil production and additional investment in competing transportation alternatives out of the basin, as well as the status of Cushing as a crude oil trading hub. DJ Basin production may vary based on numerous factors including overall crude oil prices and changes in costs of production.

Customers and Contracts. We ship crude oil as a common carrier for several different types of customers, including crude oil producers and end users, such as refiners and marketing and trading companies, including our marketing affiliate. Published transportation tariffs filed with the FERC or the appropriate state agency serve as contracts to ship on our crude oil pipelines, and shippers nominate volumes to be transported up to a month in advance, with rates varying by origin, destination and product grade. We typically reserve at least 10% of the shipping capacity of our pipelines for spot shippers. Spot barrel movements on our pipelines generally ship at higher rates than those charged to committed shippers. Generally, we seek to secure long-term commitments to support our long-haul crude oil pipeline assets. The majority of the capacity on our Longhorn pipeline is supported by take-or-pay commitments. At December 31, 2021, approximately 75% of the capacity of our Longhorn pipeline was subject to commitments with a weighted average remaining life of approximately six years. Our Houston distribution system is generally not subject to long-term commitments. As of December 31, 2021, approximately 80% of our crude oil storage available for contract was under agreements with terms in excess of one year or that renew on an annual basis at our customers’ option. The weighted average remaining life of our storage contracts was approximately three years as of December 31, 2021. These agreements obligate the customer to pay for storage capacity reserved even if not used by the customer. Our BridgeTex and Saddlehorn joint ventures also have take-or-pay customer commitments. At December 31, 2021, approximately 70% of the capacity of the BridgeTex pipeline was subject to commitments with a weighted average remaining life of four years. At December 31, 2021, approximately 80% of the capacity of the Saddlehorn pipeline was subject to commitments with a weighted average remaining life of five years. Additionally, we have a tolling agreement with one customer for the exclusive use of our condensate splitter in Corpus Christi, the initial term of which expires in 2023.

GENERAL BUSINESS INFORMATION
Commodity Positions and Hedges

Our policy is generally to purchase only those products necessary to conduct our normal business activities. We generally do not acquire physical inventory, futures contracts or other derivative instruments for the purpose of speculating on commodity price changes. Our gas liquids blending, fractionation and petroleum products marketing activities result in our carrying significant levels of petroleum products inventories. In addition, we hold positions related to tender deductions and product overages. We use forward physical contracts and derivative instruments to hedge against commodity price changes and manage risks associated with our various commodity purchase and sale activities. Our risk management policies and procedures are designed to monitor our derivative instrument positions, as well as physical volumes, grades, locations, delivery schedules and storage capacity to help ensure that our hedging activities address the risks inherent in our commodity positions.

Regulation

Tariff Regulation. Our interstate common carrier pipeline operations are subject to rate regulation by the FERC under the Interstate Commerce Act, the Energy Policy Act of 1992 and related rules and orders. FERC regulation requires that interstate liquids pipeline rates be filed with the FERC, be posted publicly, be “just and reasonable” and not be unduly discriminatory. Rate changes and the overall level of our rates may be subject to challenge by the FERC or shippers. If challenged and the FERC determines that our rates are not “just and reasonable,” we may be required to reduce our rates and pay refunds for up to two years of over-earning. The rates on approximately 30% of the shipments on our refined products pipeline system are regulated by the FERC primarily through an index methodology. For the five-year period beginning July 1, 2021, the indexing method initially provided for annual changes in rates by a percentage equal to the change in the producer price index for finished goods (“PPI-FG”) plus 0.78%. Upon rehearing, the FERC lowered the index to PPI-FG minus 0.21% to be effective March 1, 2022. As an alternative to cost-of-service or index-based rates, interstate liquids pipeline companies may establish rates by obtaining authority to charge market-based rates in competitive markets or by negotiation with unaffiliated shippers. Approximately 70% of our refined products pipeline system’s markets are either subject to regulations by the states in which we operate or are approved for market-based rates by the FERC, and in both cases these rates can generally be adjusted at our discretion based on market factors. Most of the tariffs on our long-haul crude oil pipelines are established by negotiated rates that provide for annual adjustments in line with changes in the FERC index, subject to certain modifications.

Some shipments on our pipeline systems that move within a single state are considered to be in intrastate commerce. The rates, terms and conditions of service offered by our intrastate pipelines are subject to certain regulations with respect to such intrastate transportation by state regulatory authorities in the states of Colorado, Kansas, Minnesota, Oklahoma, Texas and Wyoming. Such state regulatory authorities could limit our ability to increase our rates or to set rates based on our costs, or could order us to reduce our rates and require the payment of refunds to shippers if our rates are found to have been unjust.

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

Renewable Fuel Standard.  We are an obligated party under the Renewable Fuel Standard (“RFS”) promulgated by the Environmental Protection Agency (“EPA”) and are required to satisfy our Renewable Volume Obligation (“RVO”) on an annual basis. To meet the RVO, the gasoline we produce in our gas liquids blending activities must either contain the mandated renewable fuel components, or credits must be purchased to cover any shortfall. We generally satisfy our RVO requirements through the purchase of credits, known as Renewable Identification Numbers (“RINs”).  As the RFS program is currently structured, the RVO of all obligated parties may increase over time unless adjusted by the EPA. The ability to incorporate increasing volumes of renewable fuel components into fuel products and the availability of RINs may be limited, which could increase our costs to comply with the RFS standards or limit our ability to blend.

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

As a publicly traded limited partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations and Internal Revenue Service pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income does not meet this statutory requirement, we could be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2019, 2020 and 2021, our qualifying income met the statutory requirement.

Environmental, Maintenance, Safety & Security

General. The operation of our pipeline systems, terminals and associated facilities is subject to strict and complex laws and regulations relating to the protection of the environment, workplace safety and physical and cybersecurity. These laws and regulations govern many aspects of our business including the work environment, the generation and disposal of waste, discharge of process and storm water, air emissions, remediation requirements and facility design requirements to protect against releases into the environment and breaches in the security of our systems. We believe our assets are designed, operated and maintained in material compliance with these laws and regulations.

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

We may experience future releases of regulated materials into the environment or discover historical releases that were previously unidentified. While an asset integrity and maintenance program designed to prevent, promptly detect and address releases is an integral part of our operations, damages and liabilities arising out of any environmental release from our assets identified in the future could have a material adverse affect on our results of operations, financial position or cash flow.

Liabilities recognized for estimated environmental costs were $13.5 million and $9.8 million at December 31, 2020 and 2021, respectively. Environmental liabilities have been classified as current or noncurrent based on management’s estimates regarding the timing of actual payments. We have insurance policies that provide coverage for remediation costs and certain liabilities arising from sudden and accidental releases of products applicable to all of our assets.

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

We own or lease properties where hydrocarbons have been handled for many years, during which operating and disposal standards have evolved. Although we believe we have utilized operating and disposal practices that at least met prevailing industry standards, hydrocarbons or other wastes may have been disposed of or released on, under or from the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties were previously operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators, to remediate contaminated property, including groundwater contaminated by prior owners or operators, or to make capital improvements to prevent future contamination.

Water Discharges. Our operations can result in the discharge of pollutants, including crude oil and refined products, and are subject to the Oil Pollution Act (“OPA”) and Clean Water Act (“CWA”). The OPA and CWA subject owners of facilities to strict, joint and potentially significant liability for removal costs and certain other consequences of a product spill such as natural resource damages, where the product spills into regulated waters, along federal shorelines or in the exclusive economic zone of the U.S. In the event of a product spill from one of our facilities into regulated waters, substantial liabilities could be imposed. States in which we operate have also enacted similar laws. The CWA imposes restrictions and strict controls regarding the discharge of pollutants into regulated waters. This law and comparable state laws require that permits be obtained to discharge pollutants into regulated waters and impose substantial potential liability for non-compliance. Compliance with these laws is not expected to have a material adverse effect on our business.

Air Emissions. Our operations are subject to the federal Clean Air Act (“CAA”) and comparable state and local laws and regulations, which regulate emissions of air pollutants from various industrial sources, including certain of our facilities, and impose various operating, monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or increase air emissions, obtain and strictly comply with air permits and regulations containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. Failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. We believe that our business will not be materially adversely affected by such requirements.

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

Finally, many scientific studies conclude that increasing concentrations of greenhouse gases in the Earth’s atmosphere affect climate changes, which could result in the increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, there may be an increased potential for adverse effects on our business.

Pipeline Safety and Maintenance. Our pipeline systems are subject to regulation by the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”) under the Hazardous Liquid Pipeline Safety Act of 1979, as amended (“HLPSA”). The HLPSA prescribes and enforces minimum federal safety standards for the transportation of hazardous liquids by pipeline, including the design, construction, testing, operation and maintenance, spill response planning and overall reporting and management related to our pipeline facilities. In addition to the amended HLPSA covered in Title 49 of the Code of Federal Regulations, subsequent statutes provide the framework for the pipeline hazardous liquid safety program and include provisions related to PHMSA’s authorities, administration and regulatory activities. Over the past several years, PHMSA has taken steps to expand the regulation of rural gathering lines and impose a number of reporting and inspection requirements on regulated pipelines, and additional requirements are expected in the future. For example, PHMSA is advancing rulemaking regarding rupture detection, the installation of remotely controlled valves on newly constructed or entirely replaced hazardous liquid pipelines, regulations to address idle pipe status and revisions to the required repair criteria for integrity assessments. We believe that compliance with such regulatory changes will not have a material adverse effect on our business.

In addition to regulations applicable to all of our pipelines, we have undertaken additional obligations to mitigate potential risks to health, safety and the environment on our Longhorn pipeline. Our compliance with these incremental obligations is subject to the oversight of the U.S. Department of Transportation through PHMSA.

States are largely preempted by federal law from regulating pipeline safety for interstate lines, but most states are certified by the U.S. Department of Transportation to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. States may adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate lines; however, states vary considerably in their authority and capacity to address pipeline safety. State standards may include requirements for pipeline or facility design and management.

Our marine terminals along coastal waterways are subject to U.S. Coast Guard regulations and comparable state and municipal statutes relating to the design, installation, construction, testing, operation, replacement and management of these assets.

Safety. We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes, which, among other things, require us to organize and disclose information about the hazardous materials used in our operations. Certain parts of this information must be reported to employees, contractors, state and local governmental authorities and local citizens upon request. We are subject to OSHA process safety management regulations and EPA risk management plan rules that are designed to identify and establish procedures to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. Compliance with these laws is not expected to have a material adverse effect on our business.

Security. We are subject to both physical and cybersecurity regulations depending on the nature of the facility. Some of our assets are regulated by the U.S. Department of Transportation, the EPA, the U.S. Coast Guard and the Department of Homeland Security (“DHS”). Compliance with these regulations is achieved by creating physical and cybersecurity plans, physical security standards, marine terminal security drills and annual security audits of both marine and DHS-regulated facilities. Compliance with these laws is not expected to have a material adverse effect on our business.

Title or Interest to Real Property Assets

Substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of the property, and in some instances, these rights-of-way have limited terms that may require periodic renegotiation or, if such negotiations are unsuccessful, may require us to seek to exercise the power of eminent domain where such remedy is available. Several rights-of-way for our pipelines and other real property assets are shared with other pipelines and by third parties. In many instances, lands over which rights-of-way have been obtained are subject to prior liens, which may not have been subordinated to the right-of-way grants. We have obtained permits from public authorities to cross over or under, or to lay facilities in or along, water courses, county roads, municipal streets and state highways, and in some instances, these permits are revocable at the election of the grantor. We have also obtained permits or easements from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor’s election. In some cases, properties for pipeline purposes are purchased in fee. In some states and under some circumstances, we have the right of eminent domain to acquire rights-of-way and land necessary for our pipelines. In some circumstances, a pipeline may be categorized as abandoned under certain governmental regulations, which may give rise to claims that the underlying easement(s) or permit(s) have been abandoned as well and may require the removal of our pipelines.

Some of the leases, easements, rights-of-way, permits and licenses that have been transferred to us are only transferable with the consent of the grantor of these rights, which in some instances is a governmental entity. We believe that we have obtained or will obtain sufficient third-party consents, permits and authorizations to operate our business in all material respects.

We believe that we have satisfactory title or interest to all of our real property assets. In some cases, title or interest to our real property assets are subject to encumbrances, such as land use restrictions and/or covenants related to environmental contamination, liens for current taxes and other burdens and easements, restrictions and other encumbrances to which the underlying properties were subject to at the time of acquisition. We do not believe any of these burdens should materially detract from the value of our real property assets or should materially interfere with their use in the operation of our business.

Human Capital

As of December 31, 2021, we had 1,715 employees, primarily concentrated in the central and Gulf Coast regions of the U.S. There were 854 employees assigned to our refined products segment, 253 employees assigned to our crude oil segment and 526 employees assigned to provide G&A services.  We also had 82 employees assigned to our discontinued operations. Approximately 13% of our employees are represented by the United Steel Workers (“USW”) and covered by a collective bargaining agreement that expired at the end of January 2022. We are operating under a 24-hour rolling extension of this agreement while negotiations for a new agreement continue. Management expects that we will be able to successfully negotiate a new long-term agreement with the USW; however, a prolonged work stoppage by a majority of these employees could have a material adverse effect on our business.

We provide a competitive benefits package designed to attract and retain a skilled and diverse workforce. Our benefits package includes access to life and health insurance, paid parental leave, a defined benefit pension plan, a 401(k) plan and participation in our annual incentive program (“AIP”). Our performance-based AIP is intended to encourage all employees to make decisions that support our company’s financial, environmental, safety and cultural metrics. We also provide a long-term incentive plan for our management team and key employees that is aligned with our long-term financial performance.

Investing in employee training and development is crucial to retaining top talent and developing our employees into subject matter experts and leaders who solve challenges, fuel innovation and move our business strategy forward. Employees receive training focused on safety, leadership, respect, regulatory compliance and company policies, including our code of ethics and business conduct. In addition, we offer comprehensive on-the-job training programs for facility operations and site specific requirements, to provide our employees the knowledge they need to safely and compliantly operate our assets.

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

Item 1A. Risk Factors

The nature of our business activities subjects us to a wide variety of hazards and risks. The following is a summary and a description of the most significant risks relating to our business activities that we have identified. In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, you should carefully consider the risks and uncertainties described below, which could have a material adverse effect on our business, which, as used throughout this report, includes our financial condition, our results of operations and our ability to make cash distributions. You should also consider the interrelationship and potential compounding effects if multiple risks are realized. These risks are not the only risks that we face. Our business could be impacted by additional risks and uncertainties not currently known or that we currently believe to be immaterial.

Risk Factor Summary

The following is a summary of the most significant risks relating to our business activities that we have identified. If any of these risks actually occur, our business could be materially adversely affected. For a more complete understanding of our material risk factors, this summary should be read in conjunction with the detailed description of our risk factors which follows this section.

Changes in demand for and supply of petroleum products

•Unfavorable changes in the demand for the petroleum products that we transport, store and distribute could cause our revenue to decline or be more volatile;
•A decrease in crude oil production in the basins served by our crude oil pipelines could reduce our revenues;
•Our business is subject to the risk of capacity overbuilds in the markets in which we operate;
•Decreased activities of producers, gathering systems, refineries and petroleum pipelines owned and operated by others on which we depend to supply our assets could reduce demand for our services;
•A decrease in contract renewals or renewals at lower rates or shorter terms could cause our revenue to decline or be more volatile.

Commodity price volatility

•Fluctuations in prices of petroleum products that we purchase and sell could adversely affect our results of operations;
•Reduced volatility in energy prices or new government regulations could discourage our storage customers from holding positions in petroleum products;
•The volume of crude oil we transport and the tariff rates we collect for transportation services partially depend upon unpredictable market differentials between the origin and destination points of our pipelines.

Capital investment and financial risks

•Our distributions and unit repurchases are not guaranteed to occur, and reductions to either may result in a loss of investor confidence and a decrease in the market value of our units;
•Environmental, Social and Governance (“ESG”) investment criteria used by many investors may diminish investor interest in our partnership and reduce the value of our common units and our access to capital;
•We are exposed to counterparty risk and nonpayment or nonperformance by our customers, vendors, joint venture co-owners, lenders or derivative counterparties;
•Expansion projects or acquisitions may encounter unanticipated costs, and expansion projects as well as potential acquisitions or divestitures could experience unanticipated delays or fail to be completed.

Operational hazards

•Our business involves many hazards and operational risks, the occurrence of which could adversely affect our business;
•Failure of critical information technology systems may impact our ability to operate our assets or manage our businesses.

Cyberattacks, terrorism and other external threats

•Cyberattacks and terrorist attacks could result in increased costs or other damage to our business;
•The COVID-19 pandemic has adversely affected, and could continue to adversely affect, our business.

Regulatory risks

•Our operations are subject to extensive environmental, health, safety and other laws and regulations that impose significant requirements and costs on us;
•Our customers are subject to extensive environmental, health, safety and other laws and regulations, and any new laws or regulations or changes in the interpretation of existing laws and regulations could result in decreased demand for our services;
•Rate regulation, challenges by shippers of the rates we charge on our pipelines or changes in the jurisdictional characterization of our assets or activities by federal, state or local regulatory agencies may reduce the amount of cash we generate;
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

Tax risks

•Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as the applicable state and local laws of the various jurisdictions in which we conduct business. The IRS could treat us as a corporation, or we could otherwise become subject to a material amount of entity-level taxation for state or local tax purposes.

General risk factors

•Our business could be affected adversely by union disputes and strikes or work stoppages by our unionized employees.

Risks Related to Our Business

The following is a description of the most significant risks relating to our business activities that we have identified. You should carefully consider the risks and uncertainties described below, which could have a material adverse effect on our business.

Changes in demand for and supply of petroleum products

        Our financial results depend on the demand for the petroleum products that we transport, store and distribute. Unfavorable economic conditions, technological changes, regulatory developments or other factors in the U.S. or global marketplace could result in lower demand for these products for a sustained period of time.

Any sustained decrease in demand for petroleum products in the markets served by our pipelines or terminals could result in a significant reduction in the volume of products that we transport, store or distribute, and thereby reduce our cash flow and our ability to pay distributions. Global economic conditions have from time to time resulted in reduced demand for the products transported and stored by our pipelines and terminals and consequently for the services that we provide. Our financial results may also be affected by uncertain or changing economic conditions within certain regions or by supply or demand shifts between regions. If economic and market conditions remain uncertain or adverse conditions persist for an extended period, we could experience adverse impacts to our business.

Other factors that could lead to a decrease in demand for the petroleum products we transport, store and distribute include:

•an increase in the use of alternative sources of energy transportation, including but not limited to electric and battery-powered motors, natural gas, hydrogen and renewable fuels such as ethanol, biodiesel and renewable diesel. Several governments and automobile manufacturers have announced plans to significantly reduce or eliminate the use of traditional petroleum fuel powered vehicles, and significant increases in the production of electric vehicles are widely expected. In addition, current U.S. laws and regulations require an increase in the quantity of ethanol, biodiesel and other qualifying renewable fuels used in transportation fuels. Increases in the use of such alternative fuels could have a material adverse impact on the volume of petroleum-based fuels transported, stored or distributed on our pipelines or terminals;

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

•higher fuel taxes, including carbon tax, or other governmental or regulatory actions that increase the cost of the products we handle; and

•lower exports of petroleum products to global markets resulting from weak economic conditions, regulatory restrictions, changing preferences for the type of petroleum products we export or preferences for alternative energy sources.

        A decrease in crude oil production in the basins served by our crude oil pipelines could adversely impact our business.

Numerous factors can cause reductions in crude oil production in the regions served by our pipelines, including, among other factors, lower overall crude oil prices, regional price or product quality differences, higher costs of crude oil production, exhaustion of reserves, weather or other natural causes, epidemics, adverse regulatory or legal developments, disruptions in financial or credit markets that inhibit production, or lower overall demand for crude oil and the products derived from crude oil. Crude oil prices have historically exhibited significant volatility and are influenced by, among other factors, worldwide and domestic supplies of and demand for crude oil, political and economic developments in often-volatile producing regions, actions taken by OPEC and other non-OPEC countries with large production capacity, technological developments, government regulations, taxes, policies regarding the importing and exporting of crude oil and conditions in global financial markets.

We are unable to predict future prices of crude oil or what impact the crude price environment will have on future production overall or specifically on production in the basins we serve. Lower production in the regions served by our pipelines could result in lower shipments of uncommitted volume or could cause us to be unable to renew our contracts at existing volumes or rates. A significant reduction in the volume of products that we transport or the rates we are able to charge for such transportation services or both could adversely impact our business.

        Our business is subject to the risk of capacity overbuilds in the markets in which we operate.

We and our joint ventures have made significant investments in new energy infrastructure to meet market demand, as have several of our competitors. The increased infrastructure investments combined with production declines in key basins served by our pipelines has resulted in take away capacity that significantly exceeds current and future estimated production. For example, excess capacity has created a highly competitive environment that has decreased the crude oil price differential between the Permian Basin and end markets, including Houston, which has reduced the demand for our services resulting in decreases to volumes transported and lower rates we are able to charge to our customers. When infrastructure investments in the markets we serve, including our own investments, result in capacity that exceeds the demand in those markets, our facilities could be underutilized, and we could be forced to reduce the rates we charge for our services, which could adversely affect our business.

        We depend on producers, gathering systems, refineries and pipelines owned and operated by others to supply our assets, and any closures, interruptions or reduced activity levels at these facilities may adversely affect our business.

We depend on crude oil production and on connections with gathering systems, refineries and petroleum pipelines owned and operated by third parties to supply our assets. We cannot control or predict the amount of crude oil that will be delivered to us by the gathering systems and pipelines that supply our crude oil assets, nor can we control or predict the output of refineries that supply our refined products pipelines and terminals. Changes in the quality or quantity of this crude oil production, outages at these refineries or reduced or interrupted throughput on these gathering systems or pipelines due to weather-related or other natural causes, competitive forces, testing, line repair, damage, reduced operating pressures or other causes could reduce shipments on our pipelines or result in our being unable to receive products at or deliver products from our terminals or receive products for processing at our condensate splitter, any of which could adversely affect our business.

Refineries that supply or are supplied by our facilities are subject to regulatory developments, including but not limited to low carbon fuel standards, regulations regarding fuel specifications, plant emissions and safety and security requirements that could significantly increase the cost of their operations and reduce their operating margins. In addition, the profitability of the refineries that supply our facilities is subject to regional and global supply and demand dynamics that are difficult to predict. A period of sustained weak demand or increased costs could make refining uneconomic for some refineries, including those directly or indirectly connected to our refined products and crude oil pipelines. The closure of a refinery that delivers product to or receives crude from our pipelines could reduce the volumes we transport. Further, the closure of these or other refineries could result in our customers electing to store and distribute petroleum products through their proprietary terminals, which could result in a reduction in demand for our storage services.

        A decrease in contract renewals or renewals at lower rates or shorter terms could cause our revenue to decline or be more volatile, which could adversely impact our business.

A significant portion of the revenue we earn from transportation, storage and processing services is received pursuant to multi-year contracts negotiated with our customers. Many of those contracts require our customers to pay for our services regardless of market conditions during the contract period. Changing market conditions, including changes in petroleum product supply or demand patterns, competitive factors, forward-price structure, financial market conditions, regulations, accounting rules or other factors could cause our customers to be unwilling to renew their contracts with us when those contracts terminate, or make them willing to renew only at lower rates or for shorter contract periods. Failure by our customers to renew any of their contracts with us on terms and at rates substantially similar to our existing contracts could result in lower utilization of our assets or cause our revenues to decline or be more volatile, any of which could adversely affect our business.

Commodity pricing volatility

        We hedge our exposure to price fluctuations for our petroleum products purchase and sale activities by utilizing physical purchase and sale agreements and derivatives. These hedging arrangements do not eliminate all price risks, and fluctuations in prices of petroleum products that we purchase and sell could adversely affect our business. Further, non-compliance with our risk management policies and procedures could adversely affect our business.

We purchase and sell commodities related to our gas liquids blending, fractionation and petroleum products marketing activities, as well as product generated by the operations of our pipelines and terminals. We also maintain product inventory related to these activities. Significant fluctuations in market prices of petroleum products could result in material unrealized gains or losses on transactions we enter to hedge our exposure to commodity price changes. To the extent these hedges do not qualify for hedge accounting treatment or are not designated as hedges, or if they result in material amounts of ineffectiveness, we could experience material fluctuations in our results of operations. In addition, significant fluctuation in market prices of petroleum products could result in material losses or lower profits from these activities.

Our product purchases, sales and hedging operations involve the risk of non-compliance with our risk management policies. We cannot assure that our processes and procedures will detect and prevent all violations of our risk management policies, particularly if deception or other intentional misconduct is involved. Such violations could result in material losses. Further, our requirement to post material amounts of margin in connection with our hedges could negatively impact our liquidity and our ability to pay distributions to our unitholders.

        Reduced volatility in energy prices or new government regulations could discourage our storage customers from holding positions in petroleum products, which could adversely affect our business.

The demand for our storage services has resulted in part from our customers’ desire to have the ability to take advantage of profit opportunities created by the volatility in prices of petroleum products. Periods of prolonged stability in petroleum product prices or trends of declining prices could reduce demand for our storage services. If federal, state or international regulations are passed that discourage our customers from storing these commodities, demand for our storage services could decrease, in which case we may be unable to identify customers willing to contract for such services or be forced to reduce the rates we charge for our services. The realization of any of these risks could adversely affect our business.

        The volume of crude oil we transport and the tariff rates we collect for transportation services partially depend upon unpredictable market differentials between the origin and destination points of our pipelines.

Our tariff rates are established in accordance with federal and state regulations which, in general, permit us to negotiate rates with shippers so long as such negotiated rates are not unduly discriminatory among similarly situated shippers. Applicable regulations and our obligations to certain classes of committed shippers may limit our ability to change our tariff rates. When the difference in market prices for crude oil between our origin points and our destination points is lower than our tariff rates, the volume of product we transport could decline or the revenue we collect could decrease. For example, when the posted tariff rate for transportation on the Longhorn pipeline is higher than the market differential, as experienced in 2020 and 2021, it is uneconomical for shippers to use Longhorn to move volumes from the Permian Basin to Houston. As a result, we experience lower revenues during such periods, which adversely impacts our business.

Capital investment and financial risks

        Our distributions and unit repurchases are not guaranteed to occur, and reductions to either may result in a loss of investor confidence and a decrease in the market value of our units.

Neither our distributions nor any unit repurchases are guaranteed to occur. The cash that we generate from operations could decrease or fail to meet expectations, either of which could reduce our ability to pay distributions and repurchase our common units.

The amount of cash we can distribute to our unitholders principally depends upon the cash we generate from our operations, and the amount of cash we generate from operations is affected by numerous factors beyond our control, fluctuates from quarter to quarter and may change over time. Significant or sustained reductions in the cash generated by our operations would reduce our ability to pay distributions.

Additionally, our board has authorized the repurchase of our common units for the next several years. Our unit repurchase program does not obligate us to acquire a specific number of units during any period, and our decision to commence, discontinue or resume repurchases in any period will depend on many factors, including our expected expansion capital spending, excess cash available, balance sheet metrics, legal and regulatory requirements, market conditions and the trading price of our units. Any failure to pay distributions at expected levels or the discontinuation of our unit repurchase program could result in a loss of investor confidence and a decrease in our unit price.

        ESG investment criteria used by many investors may diminish investor interest in our partnership and reduce the value of our common units and our access to capital.

Investor advocacy groups, certain institutional investors and many investment funds have increased their focus on ESG-related criteria in recent years. In particular, numerous investment firms, banks, insurance companies and other financial institutions have made pledges to reduce their carbon emissions, which in many cases may involve their reducing or eliminating their investments in organizations involved in the production, transport and use of fossil fuels. In connection with this trend, investor demand for and valuation of our common units may decline, and our access to the debt and equity capital necessary to finance our growth projects and to refinance our existing debt obligations when due may be reduced, either of which would adversely affect our business.

        We do not have the same flexibility as other types of organizations to accumulate cash and retained earnings to protect against illiquidity in the future, and we rely on access to capital to fund acquisitions and growth projects and to refinance existing debt obligations. Unfavorable developments in capital markets could limit our ability to obtain funding or require us to secure funding on terms that could limit our financial flexibility, reduce our liquidity, dilute the interests of our existing unitholders and otherwise adversely affect our business.

Our partnership agreement requires us to make quarterly distributions to our unitholders of all available cash, after taking into account reserves established by our board for commitments and contingencies, including capital investments, operating costs and debt service requirements. We do not accumulate equity in the form of retained earnings in a manner typical of many other forms of organization, including most traditional public corporations, and so are more likely than those organizations to require issuances of additional debt or equity to provide liquidity and capital resources.

We consider and pursue growth projects and acquisitions as part of our efforts to increase cash available for distribution to our unitholders. These transactions may occur at any time and may be significant in size relative to our existing assets and operations. We generally do not retain sufficient cash flow to finance growth projects or acquisitions, and consequently we require access to external sources of capital to finance our growth capital spending. Similarly, we generally do not retain sufficient cash flow to repay our indebtedness when it matures, and we rely on new capital to refinance these obligations. Limitations on our access to capital, including on our ability to issue additional debt and equity, could result from events or causes beyond our control, and could include, among other factors, decreases in our creditworthiness or profitability, significant increases in interest rates, increases in the risk premium generally required by investors or in the premium required specifically for investments in energy-related companies or master limited partnerships, and decreases in the availability of credit available for organizations involved with carbon-based fuels or the tightening of terms required by lenders. Any limitations on our access to capital on satisfactory terms could impair our ability to execute on our strategies and meeting debt obligations, resulting in the dilution of the interests of our existing unitholders, and adversely impact our business.

        We are exposed to counterparty risk and nonperformance by our customers, vendors, joint venture co-owners, lenders or derivative counterparties could materially reduce our revenue, increase our expenses, impair our liquidity or otherwise negatively impact our business.

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers to whom we extend credit. In addition, we frequently undertake capital expenditures based on commitments from customers from which we expect to realize the expected return on those expenditures, including take-or-pay commitments from our customers. Nonperformance by our customers of those commitments could result in substantial losses to us. Nonperformance by customers who back our growth projects could significantly impact our expected return from those projects.

We have numerous joint ventures that require cooperation with and performance by co-owners. Nonperformance by our joint venture co-owners could result in increased costs or delays that could decrease our returns on our joint ventures.

We utilize third-party vendors to provide various functions, including, for example, certain construction activities, engineering services, facility inspections and operation of certain software systems. Using third parties to provide these functions has the effect of reducing our direct control over the services rendered. The failure of one or more of our third-party providers to deliver the expected services on a timely basis at the prices we expect and as required by contract could result in significant disruptions, costs to our operations or instances of a contractor’s non-compliance with applicable laws and regulations, which could adversely affect our business.

We also rely to a significant degree on the banks that lend to us under our revolving credit facility for financial liquidity, and any failure of those banks to perform on their obligations to us could significantly impair our liquidity. Furthermore, nonpayment by the counterparties to our interest rate and commodity derivatives could expose us to additional interest rate or commodity price risk. Any substantial increase in the nonpayment or nonperformance by our customers, vendors, lenders or derivative counterparties could have an adverse effect on our business.

        Changes in price levels could negatively impact our revenue, our expenses, or both, which could adversely affect our business.

The operation of our assets and the execution of expansion projects require significant expenditures for labor, materials, property, equipment and services. Recent inflationary pressures in the U.S. could materially increase our expenses or capital costs, and we may not be able to pass these increased costs to our customers in the form of higher fees for our services. Because we use the FERC’s PPI-based price indexing methodology to establish tariff rates in certain markets served by our pipelines, our revenues are impacted by changes in price levels. In periods of general price deflation, the ceiling level provided by the FERC’s index methodology could decrease requiring us to reduce our index-based rates, even if the actual costs we incur to operate our assets increase. Changes in price levels that lead to decreases in our revenue or increases in the prices we pay to operate and maintain our assets could adversely affect our business.

         Expansion projects or acquisitions may encounter unanticipated costs, and expansion projects as well as potential acquisitions or divestitures could experience unanticipated delays or fail to be completed.

We may pursue expansion projects or acquisitions that require us to make significant capital investments, which could include new borrowings necessary to finance the projects. As a result, our indebtedness relative to our earnings could increase, particularly in situations where our expansion projects or acquisitions do not meet our earnings projections. Acquisitions and expansion projects involve numerous risks, including difficulties in the assimilation of the related assets and operations, inefficiencies and difficulties that arise due to unfamiliarity with the new assets and the businesses or geographic areas associated with them, as well as the diversion of management’s attention from other business concerns. Unexpected costs and other challenges may arise whenever new assets are put in service or businesses with different operations or management are combined, and we may discover previously unknown liabilities associated with assets or businesses we acquire.

Expansion projects typically require us to secure and retain required permits and rights-of-way in order to complete and operate the new infrastructure, and our inability to do so in a timely manner could result in significant delays or cost overruns. Our ability to secure required permits and rights-of-way or otherwise proceed with construction of our expansion projects could also encounter opposition from political activists, who may attempt to delay energy infrastructure construction through protests, lawsuits and other means. In addition, acquisitions and divestitures typically involve extensive negotiations and numerous conditions that must be met by us and our transaction counterparties before a transaction can be completed, often including review by government agencies such as the Federal Trade Commission or other approval or consent processes over which we may have no control. The failure to meet these conditions could result in significant delays to such transactions or prevent their being completed entirely.

Any cost overruns or unanticipated delays in the completion or commercial development of our expansion projects or acquisitions could reduce the anticipated returns on these investments, and any delay or failure to complete acquisitions or divestitures could interfere with our capital allocation priorities or otherwise adversely affect our business.

        The amount and timing of distributions to us from our joint ventures is not entirely within our control, and we may be unable to cause our joint ventures to take or refrain from taking certain actions in accordance with our best interests.

As of December 31, 2021, we were engaged in eight joint ventures, all of which are in the form of limited liability companies (“LLC”), in which we share control with other entities according to the relevant joint venture agreements. Those agreements provide that the respective LLC management committees, including our representatives along with the representatives of the other owners of those LLCs, determine the amount and timing of distributions. Our joint ventures may establish separate financing arrangements that contain restrictive covenants that may limit or restrict the LLC’s ability to make distributions to us under certain circumstances. Any inability to generate cash or restrictions on distributions we receive from our joint ventures could materially impair our results. In addition, if we are unable to agree with our joint venture co-owners on a significant matter, it could result in delays, litigation or operational impasses that could result in a material adverse effect on that joint venture’s business. If the matter is significant to us, it could result in an adverse effect on our business.

Operational hazards

        Our business involves many hazards and operational risks, and measures to maintain our physical assets may not be adequate. The occurrence of a significant event or accident, or non-compliance with our policies and procedures could adversely affect our business.

Our operations are subject to many hazards inherent in the transportation and distribution of petroleum products, including releases and fires. In addition, our operations are exposed to potential natural disasters, including hurricanes, tornadoes, storms, floods and earthquakes. The risk of natural disasters and other operational risks could result in material losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage, and may result in curtailment or suspension of our related operations. Some of our assets are located in or near high consequence areas such as residential and commercial centers or sensitive environments, and the potential damages are even greater in these areas. We utilize operational and safety policies and procedures, risk management systems and technologies to manage the physical asset risks associated with our pipeline systems and storage tanks. Failure of those management systems and technologies, non-compliance with policies or failure to otherwise adequately monitor and maintain the condition of our assets could compromise integrity and result in increased maintenance or remediation expenditures and an increased risk of product releases and associated costs and liabilities. Any significant event or accident could adversely affect our business.

        Our insurance coverage may not be adequate to cover losses sustained, and we may experience increased costs and decreased availability of insurance options.

We are not fully insured against all hazards or operational risks related to our businesses, and the insurance we carry requires that we meet certain deductibles before we can collect for any covered losses we sustain. If a significant accident or event occurs that is not fully insured, it could adversely affect our business.

Premiums and deductibles for our insurance policies could escalate as a result of market conditions or losses experienced by us or by other companies. In some instances, insurance could become unavailable or available only for reduced amounts of coverage. Increases in the cost of insurance or the inability to obtain insurance at rates that we consider commercially reasonable could adversely affect our business.

        Failure of critical information technology systems may materially impact our ability to operate our assets or manage our businesses.

We utilize information technology systems to operate our assets and manage our businesses. Some of these systems are proprietary systems that require specialized programming capabilities, while others are based upon or rely on technology that has been in service for many years. Failures of these systems could result in a failure of critical operational or financial controls and lead to a disruption of our operations, commercial activities or financial processes. Such failures could adversely affect our business.

Cyberattacks, terrorism and other external threats

        Cyberattacks or other information security breaches that circumvent security measures taken by us or others with whom we conduct business or share information could result in increased costs, interruptions or other damages to our business.

We rely on our information technology infrastructure to process, transmit and store electronic information, including data we use to operate our assets. In addition, we rely on third-party systems, including for example the electric grid and cloud-based software services, which could also experience security breaches or cyberattacks, and the failure of which could have a material adverse effect on the operation of our assets. We and our third-party providers face cybersecurity and other security threats to our information technology infrastructure, including threats to our control systems and safety systems that operate our pipelines and other assets. We could face unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from state-sponsored groups, “hacktivists” or private individuals. The threat of terrorist attacks subjects our operations to increased risks and increased costs as new regulations require us to work with government agencies to verify our information technology systems are sufficiently designed to prevent and deter attacks against our assets. We could also face attempts to obtain unauthorized access by targeted acts of deception against individuals with legitimate access to physical locations or information.

Breaches in our information technology infrastructure or physical facilities, or other disruptions including those arising from theft, vandalism, fraud or unethical conduct, could result in damage to our assets, business interruptions, mitigation expense, safety incidents, damage to people, property and the environment, reputational damage, potential liability or the loss of contracts, and could adversely affect our business.

        Terrorist attacks aimed at our facilities or that impact our customers or the markets we serve could adversely affect our business.

The U.S. government has issued warnings that energy assets in general, and the nation’s pipeline and terminal infrastructure in particular, may be targets of terrorist organizations. Any terrorist attack on our facilities, those of our customers or, in some cases, on energy infrastructure owned by others, could have a material adverse effect on our business. Similarly, any terrorist attack that severely disrupts the markets we serve could adversely affect our business.

        The COVID-19 pandemic and government responses thereto have adversely affected and could continue to adversely affect our business.

The COVID-19 pandemic has negatively impacted the global economy. In response to the pandemic, governments around the world implemented stringent measures to reduce the spread of the virus, including stay-at-home orders, travel restrictions, vaccine mandates, workplace safety measures and other regulations. As a result of the pandemic and these measures, economic activity has declined around the world resulting in reduced demand for petroleum products, which adversely affected our business. It is difficult to predict the impact of further variants or outbreaks or government responses thereto on economic activity or our operations, either of which could adversely affect our business.

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

Our operations are subject to extensive federal, state and local laws and regulations relating to the protection or preservation of the environment, natural resources and human health and safety, including but not limited to the CAA, RCRA, OPA, CWA, CERCLA, HLPSA, Endangered Species Act (“ESA”), Migratory Bird Treaty Act (“MBTA”), the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 and OSHA. Such laws and regulations affect almost all aspects of our operations and generally require us to obtain and comply with various environmental registrations, licenses, permits, credits, inspections and other approvals. We incur substantial costs to comply with these laws and regulations, and any failure to comply may expose us to civil, criminal and administrative fees, fines and penalties and interruptions in our operations that could have an adverse impact on our business. For example, if an accidental release or spill of petroleum products, chemicals or other hazardous substances occurs at or from our pipelines, storage or other facilities, we may experience significant operational disruptions, and we may have to pay a significant amount to remediate the release or spill, pay government penalties, address natural resource damages, compensate for human exposure and property damage, install costly pollution control equipment or undertake a combination of these and other measures. The resulting costs and liabilities could adversely affect our business. In addition, emission controls required under the CAA and other similar laws could require significant capital expenditures at our facilities.

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

The laws and regulations that affect our operations, and the enforcement thereof, have become increasingly stringent over time. These laws and regulations may be further revised or new laws or regulations may be adopted or become applicable to us. For instance, in 2021 the Transportation Security Administration released new pipeline cybersecurity directives requiring mitigation measures to protect against attacks on information technology and operational technology systems and the development and implementation of a cybersecurity contingency and recovery plan. In 2019, PHMSA modified its existing hazardous liquid pipeline regulations, requiring integrity assessments at least once every 10 years for pipeline segments located outside of high consequence areas (“HCAs”) and requires all pipelines in HCAs to be capable of accommodating in-line inspection tools within 20 years. In addition, changes in permitting processes, such as the Nationwide Permit Program under the CWA, could impact our ability to develop new projects or maintain our existing assets. Compliance with such legislative and regulatory changes could increase our compliance costs, make it more difficult to construct or maintain our assets and have an adverse effect on our business.

Our customers are also subject to extensive laws and regulations, and new laws or regulations could adversely affect their businesses. For example, several of our most significant customers operate refineries that could be significantly impacted by changes in environmental or health-related laws or regulations. In addition, we have made significant investments in crude oil and condensate storage and transportation projects that serve customers that largely depend on production techniques, such as hydraulic fracturing, that have been scrutinized by governmental authorities and have encountered political opposition that could result in increased regulatory costs and restrictions. Any changes in laws or regulations, or in the interpretation, implementation or enforcement of existing laws and regulations, that impose significant costs or liabilities on our customers could reduce demand for our services and adversely affect our business.

        Rate regulation, challenges by shippers of the rates we charge for transportation on our pipelines or changes in the jurisdictional characterization of our assets or activities by federal, state or local regulatory agencies may reduce the amount of cash we generate.

The FERC regulates the rates we can charge and the terms and conditions we can offer for interstate transportation service on our pipelines. State regulatory authorities regulate the rates we can charge and the terms and conditions we can offer for intrastate movements on our pipelines. The determination of the interstate or intrastate character of shipments on our pipelines may change over time, which may change the regulatory framework and the rates we are allowed to charge for transportation and other related services. Shippers may protest our pipeline tariff filings, and the FERC or state regulatory authorities may investigate and require changes to tariff terms as a result of the protests or complaints. Further, other than for rates set under market-based rate authority, the FERC may order refunds of amounts collected under interstate rates that are determined to be in excess of a just and reasonable level. State regulatory authorities could take similar measures for intrastate tariffs. In addition, shippers may challenge by complaint the lawfulness of tariff rates that have become final and effective. If existing rates are determined to be in excess of a just and reasonable level, we could be required to pay refunds to shippers, reduce rates and make other concessions.

The FERC’s ratemaking methodologies may limit our ability to set rates based on our actual costs or may delay the use of rates that reflect increased costs. The FERC’s primary ratemaking methodology applicable to us is price indexing. We use this methodology to establish our rates in approximately 30% of the markets serviced by our refined products pipelines. The FERC’s indexing methodology is subject to review every five years and currently allows a pipeline to change its rates each year to a new ceiling level, which is calculated as the previous year’s ceiling level multiplied by a percentage. When the ceiling level is negative, we are required to reduce our rates that are subject to the FERC’s price indexing methodology.

The FERC and most relevant state regulatory authorities allow us to establish rates based on conditions in competitive markets without regard to the FERC’s index level or our cost-of-service. We establish market-based rates in approximately 70% of the markets for our refined products pipelines. The tariffs on most of our crude oil pipelines are at negotiated rates, but are still subject to regulation by the FERC or state agencies and subject to protest by shippers. If we were to lose our market-based rate authority, or if our negotiated rates were determined to not be just and reasonable, we could be required to establish rates on some other basis, such as our cost-of-service. Establishing our rates through a cost-of-service filing could be expensive, unsuccessful, or result in tariff reductions, which could adversely affect our business.

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

Finally, certain scientific studies conclude that increasing concentrations of greenhouse gases in the Earth’s atmosphere affect climate changes and that such changes could result in the increased frequency and severity of storms, floods and other climatic events. If any such effects occur, there may be adverse effects on our business.

        Our gas liquids blending activities subject us to federal regulations that govern renewable fuel requirements in the U.S.

The Energy Independence and Security Act of 2007 expanded the required use of renewable fuels in the U.S. Each year, the EPA establishes an RVO requirement for refiners and fuel manufacturers based on overall quotas established by the federal government. By virtue of our gas liquids blending activity and resulting gasoline production, we are an obligated party and receive an annual RVO from the EPA. We typically purchase renewable energy credits, called RINs, to meet this obligation. RINs are generated when a gallon of renewable fuels such as ethanol or biodiesel is produced. RINs may be separated when the renewable fuel is blended into gasoline or diesel, at which point the RIN is available for use in compliance or is available for sale on the open market. Increases in the cost or decreases in the availability of RINs could have an adverse impact on our business.

        Our business is subject to federal, state, local and international laws and regulations that govern the quality specifications of the petroleum products that we store, transport or sell.

Petroleum products that we store and transport are sold by our customers for consumption into the public market. Various federal, state and local agencies, as well as international regulatory bodies, have the authority to prescribe specific product quality specifications for commodities sold into the public market. Changes in product quality specifications or blending requirements could reduce demand, reduce our throughput volume, require us to incur additional handling costs or require capital expenditures. For instance, different product specifications for different markets impact the fungibility of the products in our system and could require the construction of additional storage. If we are unable to recover these costs through increased revenue, our business could be adversely affected.

In addition, changes in the quality of the products we receive on our pipelines, or changes in the product specifications in the markets we serve, could reduce or eliminate our ability to blend products, which would result in a reduction of our revenue and operating profit from blending activities. Any such reduction of our revenue or operating profit could have an adverse effect on our business.

        We do not own all of the property on which our pipelines and facilities are located, and we rely on securing and retaining adequate rights-of-way and permits in order to operate our existing assets and complete growth projects.

We do not own all of the land on which our pipelines and facilities are located. As such, we are subject to the possibility of increased costs to retain necessary land use. We typically obtain the rights to construct and operate our pipelines on land owned by third parties and sometimes those rights are only for a specific period of time and may result in decommissioning or new acquisition costs when our rights expire. In addition, some of our facilities cross Native American lands pursuant to rights-of-way of limited terms. We may not be able to utilize the right of eminent domain in some jurisdictions and in some circumstances, such as land owned by Native American tribes or other government entities. Our ability to secure required permits and rights-of-way or otherwise proceed with construction of our new projects could encounter opposition from activists who may attempt to delay construction through protests and other means. The loss of these rights, through our inability to acquire or renew right-of-way contracts or otherwise, could have an adverse effect on our business.

MLP structural risks, including risks to unitholders

        Our status as a partnership prevents our equity from being included in many prominent equity indices, which reduces the demand for our units from passive investment funds. In addition, some individual investors or investment funds may be unable or unwilling to invest in us for reasons related to our status as a partnership for federal income tax purposes. Limitations on the demand for our units because we are a partnership could affect the trading liquidity and valuation of our units and could make it more difficult for us to raise funds by issuing additional equity.

Because we are a partnership for federal income tax purposes, we are a pass-through entity and are not generally subject to entity-level taxation, and distributions to our unitholders are not taxed as dividends. Instead, our unitholders are treated as partners and allocated their proportionate share of our income, which is reported to them on schedule K-1 and which could subject them to other taxes, including state and local taxes imposed by the jurisdictions in which we conduct business. This taxation and reporting arrangement is different from and less common than the arrangement that prevails among most publicly traded companies and may create complexities that could discourage some investors or investment funds from investing in us. In addition, the methodologies of most indices of publicly traded equities exclude publicly traded partnerships, and as a result many passive investment funds are prevented from investing in our equity. The inability or unwillingness of individual investors or investment funds to invest in us reduces demand for our units. This lower demand could result in lower trading liquidity in our equity, which could in turn cause greater volatility in our unit price, a lower unit price, or both. In addition, a reduction in demand for our units could make it less possible or less attractive for us to raise funds through issuances of additional equity, which could in turn reduce our financial flexibility or raise our cost of capital. Our status as a publicly traded partnership is required by our partnership agreement and can only be changed by a vote of our unitholders. A majority of our unitholders may prefer and our management may estimate and advise our unitholders that it is in their best interest that we continue to benefit from the tax attributes of a publicly traded partnership despite these potential impacts of lower demand for our units on our trading liquidity or valuation.

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

Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. From time to time the U.S. government considers substantive changes to the existing federal income tax laws that affect publicly traded partnerships. We are unable to predict whether any such additional legislation or any other tax-related proposals will ultimately be enacted. Moreover, any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Any such changes could adversely impact a unitholder’s investment in our common units.

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

Our unitholders are required to pay taxes on their share of our income, including their share of gains on any dispositions of assets, even if they do not receive any distributions from us.

Our unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, including any gains we realize from dispositions of assets. This tax obligation will exist even if our unitholders receive no distributions from us, and any distributions our unitholders may receive from us may be less than their share of our taxable income or even less than the actual tax liability that results from that income.

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

Investment in common units by tax-exempt entities, such as employee benefit plans, individual retirement accounts (known as IRAs) and foreign persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to foreign persons will be reduced by withholding taxes at the highest applicable effective tax rate, and foreign persons will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. Upon the sale, exchange or other disposition of a common unit by a foreign person, the transferee is generally required to withhold 10% of the amount realized on such sale, exchange or other disposition if any portion of the gain on such sale, exchange or other disposition would be treated as effectively connected with a U.S. trade or business. The U.S. Department of the Treasury and the IRS have issued final regulations providing guidance on the application of these rules for transfers of certain publicly traded partnership interests, including transfers of our common units. Under these regulations, the “amount realized” on a transfer of our common units will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and such broker will generally be responsible for the relevant withholding obligations. Distributions to foreign persons may also be subject to additional withholding under these rules to the extent a portion of a distribution is attributable to an amount in excess of our cumulative net income that has not previously been distributed. The U.S. Department of the Treasury and the IRS have provided that these rules will generally not apply to transfers of, or distributions on, our common units occurring before January 1, 2023.

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

As of December 31, 2021, approximately 13% of our workforce was covered by a collective bargaining agreement that expired at the end of January 2022. We could experience a work stoppage in the future as a result of disagreements with the labor union. A prolonged work stoppage could have an adverse effect on our business.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

See Item 1(c) for a description of the locations and general character of our material properties.

Item 3.Legal Proceedings

Butane Blending Patent Infringement Proceeding. On October 4, 2017, Sunoco Partners Marketing & Terminals L.P. (“Sunoco”) brought an action for patent infringement in the U.S. District Court for the District of Delaware alleging Magellan Midstream Partners, L.P. (“Magellan”) and Powder Springs Logistics, LLC (“Powder Springs”) are infringing patents related to butane blending at the Powder Springs facility located in Powder Springs, Georgia. Sunoco subsequently submitted pleadings alleging that Magellan is also infringing various patents related to butane blending at eight Magellan facilities, in addition to Powder Springs. Sunoco sought monetary damages, attorneys’ fees and a permanent injunction enjoining Powder Springs from infringing the subject patents. We have vigorously defended against all claims asserted by Sunoco. A jury trial concluded on December 6, 2021, at which the jury found Magellan willfully infringed the three patents in suit and awarded damages of approximately $9.4 million against Magellan relating to the eight Magellan facilities at issue. The jury further found that Powder Springs willfully infringed the one patent at issue relating to the Powder Springs facility and awarded approximately $2.8 million against Magellan and Powder Springs relating to that facility. Sunoco has requested that the court enhance the damages award based upon the jury’s finding of willfulness and that the court award additional damages and pre- and post-judgment interest. Magellan and Powder Springs have filed post-trial pleadings opposing Sunoco’s request for enhanced damages and challenging the findings of liability and willfulness. The final determination of the trial court is subject to future appeals by either or both parties to the litigation. Although it is not possible to predict the ultimate outcome, we believe the final resolution of this matter will not have a material adverse impact on our business.

Hurricane Harvey Enforcement Proceeding. In July 2018, we received a Notice of Enforcement letter from the Texas Commission on Environmental Quality alleging two air emission violations at our Galena Park, Texas terminal that occurred during Hurricane Harvey in third quarter 2017. The penalties associated with these alleged violations could exceed $300,000. While the outcome cannot be predicted with certainty, we believe the ultimate resolution of this matter will not have a material adverse effect on our business.

We and the non-controlled entities in which we own an interest are a party to various other claims, legal actions and complaints. While the results cannot be predicted with certainty, management believes the ultimate resolution of these claims, legal actions and complaints, after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will not have a material adverse effect on our business.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common units are listed and traded on the New York Stock Exchange under the ticker symbol “MMP.” At the close of business on February 16, 2022, we had 212,393,262 common units outstanding that were owned by approximately 170,000 record holders and beneficial owners (held in street name).

For information regarding common units that may be issued pursuant to our long-term incentive plan, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We currently pay quarterly distributions of $1.0375 per common unit and are targeting annual distribution growth for 2022 similar to the increase provided in 2021; however, we cannot guarantee that this increase will be provided or that future distributions will continue at current levels.

In 2020, we initiated a $750 million common unit repurchase program, which allowed us to repurchase units through 2022. We completed the repurchases authorized under this program in September 2021. In October 2021, this program was expanded by $750 million to allow unit purchases totaling $1.5 billion through December 31, 2024. We intend to purchase our common units from time-to-time through a variety of methods, including open market purchases and negotiated transactions, all in compliance with Securities Exchange Act Rules 10b-18, 10b5-1 or both and other applicable legal requirements. The timing, price and actual number of common units repurchased will depend on a number of factors including our expected expansion capital spending, excess cash available, balance sheet metrics, legal and regulatory requirements, market conditions and the trading price of our common units. The program does not obligate us to acquire any particular amount of common units, and the repurchase program may be suspended or discontinued at any time.

The table below reflects our common units repurchased during 2020 and 2021 and inception-to-date.

Period	Total Number of Common Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Units That May Yet Be Purchased under the Program (in millions)(a)
Year Ended 2020	5,568,260	$49.74	5,568,260	$1,223.1
January 1-31, 2021	—	—	—	$1,223.1
February 1-28, 2021	—	—	—	$1,223.1
March 1-31, 2021	—	—	—	$1,223.1
First Quarter 2021	—	—	—
April 1-30, 2021	—	—	—	$1,223.1
May 1-31, 2021	1,723,188	$47.77	1,723,188	$1,140.7
June 1-30, 2021	—	—	—	$1,140.7
Second Quarter 2021	1,723,188	$47.77	1,723,188
July 1-31, 2021	251,947	$47.24	251,947	$1,128.8
August 1-31, 2021	6,289,504	$47.94	6,289,504	$827.3
September 1-30, 2021	1,572,941	$49.14	1,572,941	$750.0
Third Quarter 2021	8,114,392	$48.15	8,114,392
October 1-31, 2021	—	—	—	$750.0
November 1-30, 2021	665,921	$48.05	665,921	$718.0
December 1-31, 2021	391,327	$46.00	391,327	$700.0
Fourth Quarter 2021	1,057,248	$47.29	1,057,248
Year Ended 2021	10,894,828	$48.01	10,894,828
Total Inception-to-Date	16,463,088		16,463,088

(a) Our program has $1.5 billion authorized for unit repurchases, which includes $750 million approved in 2020 and an additional $750 million approved in October 2021. Our program will expire on December 31, 2024.

Unitholder Return Performance

The following graph compares the total unitholder return performance of our common units with the performance of (i) the Alerian MLP Infrastructure Index (“AMZI”), (ii) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (iii) the Standard & Poor's 500 Energy Index ("S&P 500 Energy"). The graph assumes that $100 was invested in our common units and each comparison index beginning on December 31, 2016 and that all distributions or dividends were reinvested on a quarterly basis. The AMZI is a composite of energy infrastructure master limited partnerships, whose constituents earn the majority of their cash flow from midstream activities involving energy commodities and whose trading volume and market capitalization meet certain additional criteria.  The S&P 500 Energy is a subindex of the S&P 500 that includes those companies classified as members of the energy sector.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
MMP	$100	$98	$84	$98	$73	$88
AMZI	$100	$91	$80	$86	$59	$83
S&P 500	$100	$122	$116	$153	$181	$233
S&P 500 Energy	$100	$99	$81	$91	$60	$93

The information provided in this section is being furnished to and not filed with the SEC. As such, this information is neither subject to Regulation 14A or 14C nor to the liabilities of Section 18 of the Exchange Act.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a publicly traded limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of December 31, 2021, our asset portfolio, excluding assets associated with discontinued operations, consisted of:

•our refined products segment, comprised of our approximately 9,800-mile refined petroleum products pipeline system with 54 terminals and two marine storage terminals (one of which is owned through a joint venture); and

•our crude oil segment, comprised of approximately 2,200 miles of crude oil pipelines, a condensate splitter and 39 million barrels of aggregate storage capacity, of which approximately 29 million barrels are used for contract storage. Approximately 1,000 miles of these pipelines, the condensate splitter and 31 million barrels of this storage capacity (including 25 million barrels used for contract storage) are wholly-owned, with the remainder owned through joint ventures.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this annual report on Form 10-K for the year ended December 31, 2021.

See Item 1. Business for a detailed description of our business.

Overview

Resiliency and Recovery. Overall, 2021 was a year of resiliency and recovery for our nation and us. As the country moved toward reopening and resumed travel, economic and drilling activity, we benefited from a robust return of demand for gasoline, diesel fuel and aviation fuel. We are honored to serve our country by Moving What Moves America®, ensuring safe and reliable access to the essential fuels that enable our everyday lives.

Efficiency and discipline remain key to our strategy. Through our ongoing business optimization efforts, we have identified significant cost savings and process improvements throughout the organization. Started in late 2019, this initiative has served us well to ensure we are operating as efficiently as possible, especially considering the current inflationary environment, while safeguarding the integrity of our assets. Improved refined products demand as well as our successes in improving efficiency contributed to the solid financial results we achieved this year.

We also regularly review our asset portfolio for opportunities to unlock incremental value for investors. During 2021, we sold a portion of our interest in our Pasadena, Texas marine terminal joint venture, while retaining a meaningful position in this strategic export facility. We also agreed to sell our independent terminals network, comprised of 26 locations primarily in the southeastern United States. Though we still await regulatory approval for this sale, we expect to close by mid-2022.

Disciplined Approach to Capital Allocation. We have a proven track record of delivering superior returns on invested capital. Although the current environment for new large-scale projects is challenging, we continue to assess additional capital investments to create future value for our investors. We currently plan to spend $50 million in 2022 to complete projects already committed, including expansions of our pipeline system to transport additional refined products to New Mexico and Colorado. Both of these expansions are fully underwritten by commitments from strong counterparties and provide attractive returns, underscoring the flexibility of our network to respond to changing market dynamics.

We also delivered value to our investors with nearly $525 million of equity repurchases during the year as well as an increase to our quarterly cash distribution. In total, we returned $1.4 billion to our investors during 2021 through a combination of consistent cash distributions and equity repurchases, an increase of 19% over 2020.

Essential Services. Energy transition and the long-term outlook for petroleum products have become recent topics of interest. However, the global pandemic and mid-2021 fuel emergency resulting from a third-party U.S. pipeline cyberattack served as strong reminders that our nation and the world very much depend on an abundance of crude oil and refined petroleum products to function. People expect gasoline will be readily accessible for their daily commutes and family activities, that diesel fuel will be available for farmers to harvest crops and for truckers to transport retail goods. The well-being of our entire economy depends on these essential fuels.

We expect our business to stay healthy for decades. Industry and government forecasts project petroleum products to remain essential to our nation’s everyday lives for many years to come. The fundamental features of our business strategy are proven, and we will adapt as the needs of our customers and markets evolve.

Living our Principles. Our most important social responsibility is to safely and reliably transport and store the fuels that our nation relies on every day. For two decades, we have focused on long-term, sustainable operations in all aspects of our business. Our dedicated workforce spends significant time and resources each year to ensure the integrity of our assets and to protect the communities where we live and work. Further, our employees are empowered to make decisions every day that align with our fundamental focus on safety to ensure our company’s success.

To reinforce the importance of this responsibility, our annual incentive program for all employees has been linked to key environmental and safety metrics since the very beginning. In addition, Magellan has designed a responsible governance structure, with an independent board elected by our investors, and fostered a culture considered to be an industry leader for integrity, trustworthiness and simply doing the right thing.

Recent Developments

Leadership Changes. On January 25, 2022, Michael N. Mears notified the partnership of his decision to retire from his positions of President, Chief Executive Officer and Chairman of the Board of Directors effective on April 30, 2022. Our board elected Barry R. Pearl, currently the independent Lead Director, as Chairman of the Board and also elected Aaron L. Milford as Chief Executive Officer and President effective May 1, 2022. Mr. Milford currently serves as Chief Operating Officer and has served in such capacity since 2019. He served as Senior Vice President and Chief Financial Officer from 2015 to 2019 and various positions of increasing responsibility since joining us and our predecessor in 1995.

Mark B. Roles was elected by our board as Senior Vice President, Commercial - Refined Products, effective May 22, 2021. Mr. Roles has held Vice President level positions since 2014 and various positions of increasing responsibilities in commercial and operations since joining us and our predecessor in 1998.

Distribution. In January 2022, our board declared a quarterly distribution of $1.0375 per unit for the period of October 1, 2021 through December 31, 2021. This quarterly distribution was paid on February 14, 2022 to unitholders of record on February 7, 2022.

Equity Repurchase Program. In October 2021, our board expanded our unit repurchase program by $750 million for a total of $1.5 billion and extended the program through 2024. The expanded program allows unit repurchases in compliance with Securities Exchange Act Rules 10b-18, 10b5-1 or both.

Discontinued Operations. In June 2021, we entered into an agreement to sell our independent terminals network comprised of 26 refined petroleum products terminals with approximately six million barrels of storage located primarily in the southeastern U.S. The sale is expected to close upon the receipt of required regulatory approval. The related results of operations, financial position and cash flows have been classified as discontinued operations for all periods presented. See Note 3 - Discontinued Operations and Assets Held for Sale under Item 8. Financial Statements and Supplementary Data of this report for further details.

Sale of Partial Interest in MVP Terminalling, LLC. In April 2021, we sold nearly half of our membership interest in MVP and received proceeds of $272.1 million. Following the sale, we own approximately 25% of MVP and remain the operator of the facility.

Results of Operations

We believe that investors benefit from having access to the same financial measures utilized by management. Operating margin, which is presented in the following table, is an important measure used by management to evaluate the economic performance of our core operations. Operating margin is not a generally accepted accounting principles (“GAAP”) measure, but the components of operating margin are computed using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the following table. Operating profit includes expense items, such as depreciation, amortization and impairment expense and general and administrative (“G&A”) expense, which management does not focus on when evaluating the core profitability of our operating segments. Additionally, product margin, which management primarily uses to evaluate the profitability of our commodity-related activities, is provided in this table. Product margin is a non-GAAP measure but the components of product sales revenue and cost of product sales are determined in accordance with GAAP. Our gas liquids blending, fractionation and other commodity-related activities generate significant revenue. However, we believe the product margin from these activities, which takes into account the related cost of product sales, better represents its importance to our results of operations.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2021

	Year Ended December 31,		Variance Favorable (Unfavorable)
	2020	2021	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$1,190.4	$1,338.5	$148.1	12
Crude oil	559.5	466.2	(93.3)	(17)
Intersegment eliminations	(6.6)	(5.8)	0.8	12
Total transportation and terminals revenue	1,743.3	1,798.9	55.6	3
Affiliate management fee revenue	21.2	21.2	—	—
Operating expenses:
Refined products	411.8	416.7	(4.9)	(1)
Crude oil	189.2	165.4	23.8	13
Intersegment eliminations	(13.2)	(12.4)	(0.8)	(6)
Total operating expenses	587.8	569.7	18.1	3
Product margin:
Product sales revenue	557.5	913.0	355.5	64
Cost of product sales	468.2	780.0	(311.8)	(67)
Product margin	89.3	133.0	43.7	49
Other operating income (expense)	0.1	2.8	2.7	2,700
Earnings of non-controlled entities	153.3	154.4	1.1	1
Operating margin	1,419.4	1,540.6	121.2	9
Depreciation, amortization and impairment expense	243.1	227.9	15.2	6
G&A expense	171.2	206.3	(35.1)	(21)
Operating profit	1,005.1	1,106.4	101.3	10
Interest expense (net of interest income and interest capitalized)	221.8	225.9	(4.1)	(2)
Gain on disposition of assets	(12.9)	(75.0)	62.1	481
Other (income) expense	5.2	20.9	(15.7)	(302)
Income from continuing operations before provision for income taxes	791.0	934.6	143.6	18
Provision for income taxes	2.9	2.3	0.6	21
Income from continuing operations	788.1	932.3	144.2	18
Income from discontinued operations	28.9	49.7	20.8	72
Net income	$817.0	$982.0	$165.0	20

Operating Statistics
Refined products:
Transportation revenue per barrel shipped	$1.675	$1.715
Volume shipped (million barrels):
Gasoline	270.8	303.8
Distillates	175.5	205.6
Aviation fuel	21.6	30.5
Liquefied petroleum gases	0.9	0.9
Total volume shipped	468.8	540.8
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped(1)	$1.028	$0.815
Volume shipped (million barrels)(1)	229.9	189.6
Terminal average utilization (million barrels per month)	25.2	24.9
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(2)	132.0	112.1
Saddlehorn - volume shipped (million barrels)(3)	61.6	77.6

(1) Includes shipments related to our crude oil marketing activities.
(2) These volumes reflect total shipments for the BridgeTex pipeline, which is owned 30% by us.
(3) These volumes reflect the total shipments for the Saddlehorn pipeline, which was owned 40% by us through January 31, 2020 and 30% thereafter.

Transportation and terminals revenue increased by $55.6 million, resulting from:

•an increase in refined products revenue of $148.1 million primarily due to increased transportation revenue as a result of higher volumes versus the pandemic levels of 2020 due to the recovery in travel, economic and drilling activity as well as additional contributions from our Texas pipeline expansion projects. Revenues also benefited from an increase in the average tariff rate in the current period as a result of the 2020 and 2021 mid-year adjustments. These favorable items were partially offset by the absence of revenues in the current period associated with the three marine terminals we sold in March 2020 and lower storage revenues due to lower utilization and lower rates following recent contract expirations; and

•a decrease in crude oil revenue of $93.3 million primarily due to lower average tariff rates, less volume shipped and reduced storage revenues. Average tariff rates decreased primarily as a result of the late 2020 expiration of several higher-priced contracts on our Longhorn pipeline. In addition, deficiency revenue recognized in the year-ago period did not recur in 2021. Transportation volumes also declined partially due to those Longhorn contract expirations, with much of this volume replaced by activities of our marketing affiliate, as well as lower volumes shipped on our Houston distribution system. Storage revenues decreased primarily due to the 2020 period benefiting from increased short-term storage utilization at higher rates with recent contract renewals at lower rates.

Operating expenses decreased $18.1 million, resulting from:

•an increase in refined products expenses of $4.9 million primarily due to higher asset integrity spending related to the timing of maintenance work and higher compensation costs, partially offset by more favorable product overages and the absence of costs in the current period associated with the divested marine terminals; and

•a decrease in crude oil expenses of $23.8 million primarily due to lower power costs as a result of our recent optimization efforts as well as gains on power hedges driven by the winter storm in first quarter 2021, lower fees paid to Seabrook for ancillary services and lower integrity spending related to the timing of maintenance work.

Product margin increased $43.7 million primarily due to higher margins and higher sales volume on our fractionator and refined over/short activities, the sale of a portion of the linefill related to our crude marketing activities, and lower losses recognized in the current year on futures contracts. See Note 14 – Derivative Financial Instruments in Item 8. Financial Statements and Supplementary Data, as well as Other Items – Commodity Derivative Agreements below, for more information about our futures contracts.
Other operating income was $2.7 million favorable primarily due to sales of air emission credits.
Earnings of non-controlled entities increased $1.1 million primarily due to increased earnings from Saddlehorn primarily due to higher volumes shipped and increased earnings from MVP due to a favorable revenue adjustment, partially offset by lower earnings from BridgeTex related to decreased uncommitted shipments based on unfavorable market conditions as well as lower earnings from Seabrook due to lower transportation and storage revenues and increased depreciation costs in the current period.
Depreciation, amortization and impairment expense decreased $15.2 million primarily due to the impairment of certain terminalling assets in 2020.

G&A expense increased $35.1 million primarily due to higher incentive compensation costs as a result of improved financial results, as well as higher benefits costs in 2021.
Interest expense, net of interest income and interest capitalized, increased $4.1 million in 2021 primarily due to higher outstanding debt. Otherwise, lower capitalized interest as a result of reduced ongoing expansion capital spending was more than offset by debt prepayment costs in the 2020 period. Our average outstanding debt increased from $4.9 billion in 2020 to $5.1 billion in 2021. Our weighted average interest rates remained the same during both annual periods at 4.4%.
Gain on disposition of assets was $62.1 million favorable. We recognized a gain of $75.0 million in 2021 primarily from the sale of a portion of our interest in MVP and a gain of $12.9 million in 2020 due to the sale of a portion of our interest in Saddlehorn.
Other expense was $15.7 million unfavorable primarily due to amounts recognized in 2021 related to certain legal matters.
Income from discontinued operations increased by $20.8 million due to improved product margin for our independent terminals as a result of higher gas liquids blending volume sold at higher margins, as well as less depreciation now that the assets are classified as held for sale.
For a comparative discussion of the years ended December 31, 2019 and 2020, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in our 2020 Annual Report on Form 10-K .

Adjusted EBITDA, Distributable Cash Flow and Free Cash Flow

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

Our partnership agreement requires that all of our available cash, less amounts reserved by our board, be distributed to our unitholders. DCF is used by management to determine the amount of cash that our operations generated, after maintenance capital spending, that is available for distribution to our unitholders, as well as a basis for recommending to our board the amount of distributions to be paid each period. We also use DCF as the basis for calculating our performance-based equity long-term incentive compensation. A reconciliation of DCF to net income, the nearest comparable GAAP measure, is included in the table below.

FCF is a financial metric used by many investors and others in the financial community to measure the amount of cash generated by a company during a period after accounting for all investing activities, including both maintenance and expansion capital spending, as well as proceeds from divestitures. We believe FCF is important to the financial community as it reflects the amount of cash available for distributions, additional expansion capital opportunities, equity repurchases, debt reduction or other partnership uses. A reconciliation of FCF to net income and to net cash provided by operating activities, the nearest comparable GAAP measure, is included in the following tables.

Since the non-GAAP measures presented here include adjustments specific to us, they may not be comparable to similarly-titled measures of other companies.

Adjusted EBITDA, DCF and FCF are non-GAAP measures. A reconciliation of each of these measures to net income for the years ended December 31, 2020 and 2021 is as follows (in millions):

	Year Ended December 31,
	2020	2021
Net income	$817.0	$982.0
Interest expense, net	221.8	225.9
Depreciation, amortization and impairment(1)	254.6	233.9
Equity-based incentive compensation(2)	(2.7)	15.6
Gain on disposition of assets(3)	(10.5)	(70.6)
Commodity-related adjustments:
Derivative (gains) losses recognized in the period associated with future transactions(4)	29.3	27.7
Derivative gains (losses) recognized in previous periods associated with transactions completed in the period(4)	(20.9)	(36.8)
Inventory valuation adjustments(5)	5.8	2.1
Total commodity-related adjustments	14.2	(7.0)
Distributions from operations of non-controlled entities in excess of earnings	54.2	38.9
Adjusted EBITDA	1,348.6	1,418.7
Interest expense, net, excluding debt issuance cost amortization(6)	(205.4)	(222.8)
Maintenance capital(7)	(98.7)	(77.6)
Distributable cash flow	$1,044.5	$1,118.3
Expansion capital(8)	(354.4)	(73.0)
Proceeds from disposition of assets(3)	334.9	270.7
Free cash flow	1,025.0	1,316.0
Distributions paid	(927.1)	(906.4)
Free cash flow after distributions	$97.9	$409.6

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
(3)    Gains on disposition of assets are excluded from DCF to the extent they are not related to our ongoing operations, while proceeds from disposition of assets exclude the related gains to the extent they are already included in our calculation of DCF.
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
(6)    Interest expense includes debt prepayment costs of $12.9 million in 2020, which are excluded from DCF as they are financing activities and not related to our ongoing operations.
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

A reconciliation of FCF to net cash provided by operating activities for the years ended December 31, 2020 and 2021, is as follows (in millions):

	Year Ended December 31,
	2020	2021
Net cash provided by operating activities	$1,107.5	$1,196.2
Changes in operating assets and liabilities	37.1	9.7
Net cash provided (used) in investing activities	(199.4)	118.1
Payments associated with settlement of equity-based incentive compensation	(14.7)	(6.2)
Settlement cost, amortization of prior service credit and actuarial loss	(6.7)	(8.4)
Changes in accrued capital items	79.7	7.8
Commodity-related adjustments(1)	14.2	(7.0)
Other	7.3	5.8
Free cash flow	1,025.0	1,316.0
Distributions paid	(927.1)	(906.4)
Free cash flow after distributions	$97.9	$409.6
(1) Please refer to the preceding table for a description of these commodity-related adjustments.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Operating Activities. Net cash provided by operating activities was $1,107.5 million and $1,196.2 million for the years ended December 31, 2020 and 2021, respectively. The $88.7 million increase from 2020 to 2021 was due to higher net income as previously described and changes in our working capital, partially offset by adjustments for non-cash items and distributions in excess of earnings of our non-controlled entities.
Investing Activities. Net cash used by investing activities for the year ended December 31, 2020 was $199.4 million and net cash provided by investing activities for the year ended December 31, 2021 was $118.1 million. During 2021, we used $148.6 million for capital expenditures. Also, during 2021, we sold a portion of our interest in MVP for cash proceeds of $272.1 million. During 2020, we used $424.1 million for capital expenditures, which included $0.2 million for undivided joint interest projects for which cash was received from a third party. Also, during 2020, we sold three marine terminals for cash proceeds of $251.8 million and sold a portion of our interest in Saddlehorn for cash proceeds of $79.9 million. Additionally, we made net capital contributions of $94.6 million to our joint ventures, which we account for as investments in non-controlled entities.
Financing Activities. Net cash used by financing activities for the years ended December 31, 2020 and 2021 was $970.3 million and $1,327.7 million, respectively. During 2021, we paid distributions of $906.4 million to our unitholders and made common unit repurchases of $523.1 million. Additionally, we had net commercial paper borrowings of $108.0 million. Also, in January 2021, our equity-based incentive compensation awards that vested December 31, 2020 were settled by issuing 163,007 common units and distributing those units to the long-term incentive plan (“LTIP”) participants, resulting in payments primarily associated with tax withholdings of $6.2 million. During 2020, we paid distributions of $927.1 million to our unitholders and made common unit repurchases of $276.9 million. Additionally, we received net proceeds of $828.4 million from the issuance of long-term senior notes, which were used to repay our $550.0 million of 4.25% notes due 2021 and outstanding commercial paper borrowings at that time. Also, in January 2020, our equity-based incentive compensation awards that vested December 31, 2019 were settled by issuing 284,643 common units and distributing those units to the LTIP participants, resulting in payments primarily associated with tax withholdings of $14.7 million.
The quarterly distribution amount related to fourth-quarter 2021 earnings was $1.0375 per unit, which was paid in February 2022. Based on the number of common units currently outstanding and our current quarterly distribution, total distributions paid to our unitholders related to 2022 earnings would be $881 million. Management believes we will have sufficient DCF to fund these distributions.
For a discussion of cash flows for the year ended December 31, 2019, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our 2020 Annual Report on Form 10-K.
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

During 2021, our maintenance capital spending was $77.6 million, including $3.8 million for discontinued operations. For 2022, we expect to spend approximately $80 million on maintenance capital projects.

During 2021, we spent $67.4 million for our expansion capital projects, including $0.4 million for discontinued operations, and contributed $5.6 million for expansion capital projects in conjunction with our joint ventures. Based on the progress of expansion projects already underway, we expect to spend approximately $50 million in 2022 to complete our current slate of expansion capital projects.

Liquidity

Cash generated from operations is a key source of liquidity for funding debt service, maintenance capital expenditures, quarterly distributions and repurchases of common units. Additional liquidity for purposes other than quarterly distributions, such as expansion capital expenditures, is available through borrowings under our commercial paper program and revolving credit facility, as well as from other borrowings or issuances of debt or common units (see Note 10 – Debt and Note 19 – Partners’ Capital and Distributions in Item 8. Financial Statements and Supplementary Data of this report for detail of our borrowings and changes in partners’ capital).

Off-Balance Sheet Arrangements

None.

Other Items

Pipeline Tariff Changes. The Federal Energy Regulatory Commission (“FERC”) regulates the rates charged on interstate common carrier pipelines. The tariff rates on approximately 30% of our refined products shipments have been regulated by the FERC primarily through an annual index methodology, and nearly all the remaining rates are adjustable at our discretion based on market factors. The current 5-year FERC index began July 1, 2021 and was initially based on the change in the producer price index for finished goods (“PPI-FG”) plus 0.78%. Upon rehearing the FERC lowered the index to PPI-FG minus 0.21% effective March 1, 2022. Based on this methodology and preliminary PPI-FG estimates, we expect to increase our index rates by approximately 8.7% on July 1, 2022. While we continue to evaluate the remaining 70% of our refined products markets, we generally intend to increase rates in those markets by an average of 5%, resulting in an overall average refined products mid-year tariff increase of approximately 6%. Most of the tariffs on our long-haul crude oil pipelines are established at negotiated rates that generally provide for annual adjustments in line with changes in the FERC index, subject to certain modifications. We expect to increase the rates on our long-haul crude oil pipelines between 2% and 5% in July 2022.

Collective Bargaining Agreement. Approximately 13% of our employees are represented by the United Steel Workers (“USW”) and covered by a collective bargaining agreement that expired at the end of January 2022. We are operating under a 24-hour rolling extension of this agreement while negotiations for a new agreement continue. Management expects that we will be able to successfully negotiate a new long-term agreement with the USW; however, a prolonged work stoppage by a majority of these employees could have a material adverse effect on our business.

Commodity Derivative Agreements. Certain of our business activities result in our owning various commodities, which exposes us to commodity price risk. We use forward physical commodity contracts and derivative instruments to hedge against changes in prices of commodities that we expect to sell or purchase in future periods.

For further information regarding the quantities of refined products and crude oil hedged at December 31, 2021 and the fair value of open hedge contracts at that date, please see Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Related Party Transactions. See Note 18 – Related Party Transactions in Item 8. Financial Statements and Supplementary Data of this report for detail of our related party transactions.

Critical Accounting Estimates

Our management has discussed the development and selection of the following critical accounting estimates with the audit committee of our board, which has reviewed and approved these disclosures.
Pension Obligations

We sponsor a pension plan covering union employees and a pension plan for non-union employees. Various estimates and assumptions directly affect net periodic benefit expense and obligations for these plans. These estimates and assumptions include the expected long-term rate of return on plan assets, discount rates and the expected rate of compensation increases. Management reviews these assumptions annually and makes adjustments as necessary.

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

We estimate the long-term expected rate of return on plan assets using expectations of capital market results, which includes an analysis of historical results as well as forward-looking projections. We base these capital market expectations on a long-term period and on our investment strategy and asset allocation. We develop our estimates using input from several external sources, including consultation with our third-party independent investment consultant. We develop the forward-looking capital market projections using a consensus of expectations by economists for inflation and dividend yield, along with expected changes in risk premiums. Because our determined rate is an estimate of future results, it could be significantly different from actual results. The expected rate of return on plan assets are long-term in nature; therefore, short-term market performance does not significantly affect our estimated long-term expected rate of return.
The expected rate of compensation increases represents average long-term salary increases. An increase in this rate causes the pension obligation and expense to increase.

The following table presents the estimated increase (decrease) in net periodic benefit expense and obligations that would result from a 1% change in the specified assumption (in millions):

	Benefit Expense		Benefit Obligation
	1% Increase	1% Decrease	1% Increase	1% Decrease
Pension benefits:
Discount rate	$(4.6)	$5.5	$(49.8)	$61.9
Expected long-term rate of return on plan assets	$(3.0)	$3.0	$—	$—
Rate of compensation increase	$5.1	$(5.0)	$30.2	$(29.7)

The following table sets forth the increase (decrease) in our pension funding based on our current funding policy assuming a 1% change in the specified criterion (in millions):

	1% Increase	1% Decrease
Rate of compensation increase	$0.6	$(0.6)

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

For purposes of performing the impairment test for goodwill, our reporting units are our refined products and crude oil segments.  In 2019 and 2020, we elected to perform the qualitative goodwill impairment test and concluded it was more likely than not that the fair value of each of our reporting units was greater than its carrying amount. In 2021, we elected to perform the quantitative goodwill impairment test and began with step one of the test as required by GAAP. Based on this assessment, we calculated that the fair value of each of our reporting units was greater than its carrying amount. Based on this assessment, we concluded goodwill was not impaired.

Determination as to whether and how much goodwill or long-lived assets are impaired involves management estimates on highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on operating expenses and the outlook for national or regional market supply and demand conditions. We base the impairment reviews and calculations used in our impairment tests on assumptions that are consistent with our business plans and long-term investment decisions. See Note 6 – Property, Plant and Equipment, Goodwill and Other Intangibles in Item 8. Financial Statements and Supplementary Data for additional information regarding impairments of goodwill and long-lived assets.

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

Commodity Price Risk

Our commodity price risk primarily arises from our gas liquids blending activities, fractionation activities and petroleum products marketing activities, as well as from managing product overages and shortages associated with our refined products and crude oil pipelines and terminals. We use forward physical contracts and derivative instruments to help us manage commodity price risk.

Forward physical contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of December 31, 2021, we had commitments under forward purchase and sale contracts as follows (in millions):

	Total	< 1 Year	1 – 4 Years	> 5 Years
Forward purchase contracts – notional value	$377.4	$122.6	$135.6	$119.2
Forward purchase contracts – barrels	9.2	2.0	3.6	3.6
Forward sales contracts – notional value	$24.9	$24.9	$—	$—
Forward sales contracts – barrels	0.3	0.3	—	—

We generally use derivative instruments including exchange-traded futures contracts and over-the-counter forward contracts to hedge against changes in the price of petroleum products we expect to sell or purchase. We did not elect hedge accounting treatment under Accounting Standards Codification 815, Derivatives and Hedging for our open contracts and as a result we accounted for these contracts as economic hedges, with changes in fair value recognized currently in earnings. The fair value of these open contracts, representing 3.3 million barrels of petroleum products we expect to sell and 0.6 million barrels of gas liquids we expect to purchase, was a net liability of $17.2 million. With respect to these contracts, a $10.00 per barrel increase (decrease) in the prices of petroleum products we expect to sell would result in a $33.0 million decrease (increase) in our operating profit, while a $10.00 per barrel increase (decrease) in the price of gas liquids we expect to purchase would result in a $6.0 million increase (decrease) in our operating profit. These increases or decreases in operating profit would be substantially offset by higher or lower product sales revenue or cost of product sales when the physical sale or purchase of those products occurs, respectively. These contracts may be for the purchase or sale of products in markets different from those in which we are attempting to hedge our exposure, and the related hedges may not eliminate all price risks.

Interest Rate Risk
Our use of variable rate debt and any future issuances of fixed rate debt expose us to interest rate risk. As of December 31, 2021, we had $108.0 million of variable rate commercial paper outstanding.

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

Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. As a result of this assessment management has concluded that, as of December 31, 2021, its internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021, is included herein under the heading “Report of Independent Registered Public Accounting Firm” relative to internal control over financial reporting.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Magellan Midstream Partners, L.P. (the Partnership) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

Defined Benefit Pension Obligation
Description of the Matter	At December 31, 2021, the Partnership’s defined benefit pension obligation was $423 million and exceeded the fair value of pension plan assets of $295 million, resulting in a net pension obligation of $128 million. As discussed in Note 12 to the consolidated financial statements, the Partnership reviews and updates the assumptions used to measure the defined benefit pension obligation on an annual basis. Auditing the pension obligation was complex due to the judgmental nature of certain actuarial assumptions used in the measurement process, including the discount rate, mortality rates, retirement rate and future compensation levels. The projected benefit obligation was sensitive to these assumptions.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership’s review of the defined benefit pension obligation calculations, the significant actuarial assumptions and the data inputs provided to the third-party actuary.

To test the defined benefit pension obligation, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions discussed above and the underlying data used in the measurement process. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the defined benefit pension obligation from the prior year resulting from the change in service cost, interest cost, actuarial gains and losses, benefit payments, contributions and other activities. We involved our actuarial specialists to assist with our procedures. Those procedures included, among others, evaluating management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments and that is used to measure the defined benefit pension obligation. We compared the projected cash flows used in the current year measurement of the pension obligation to those in the prior year and compared the current year benefits paid to the prior year projected payments. To evaluate the future mortality rates, retirement rate and future compensation levels, we assessed whether the information is consistent with publicly available information, and whether any market data adjusted for entity-specific adjustments were applied. We also tested the completeness and accuracy of the underlying data, including the participant data used in the actuarial calculations.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 1999.
Tulsa, Oklahoma
February 17, 2022

Report of Independent Registered Public Accounting Firm

To the Common Unitholders of Magellan Midstream Partners, L.P. and the Board of Directors of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.

Opinion on Internal Control Over Financial Reporting

We have audited Magellan Midstream Partners, L.P.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Magellan Midstream Partners, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tulsa, Oklahoma
February 17, 2022

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per unit amounts)

	Year Ended December 31,
	2019	2020	2021
Transportation and terminals revenue	$1,913.9	$1,743.3	$1,798.9
Product sales revenue	665.8	557.5	913.0
Affiliate management fee revenue	21.2	21.2	21.2
Total revenue	2,600.9	2,322.0	2,733.1
Costs and expenses:
Operating	616.4	587.8	569.7
Cost of product sales	560.9	468.2	780.0
Depreciation, amortization and impairment	230.7	243.1	227.9
General and administrative	194.2	171.2	206.3
Total costs and expenses	1,602.2	1,470.3	1,783.9
Other operating income (expense)	3.0	0.1	2.8
Earnings of non-controlled entities	169.0	153.3	154.4
Operating profit	1,170.7	1,005.1	1,106.4
Interest expense	221.1	234.1	228.1
Interest capitalized	(19.3)	(11.3)	(1.7)
Interest income	(3.3)	(1.0)	(0.5)
Gain on disposition of assets	(29.0)	(12.9)	(75.0)
Other (income) expense	11.8	5.2	20.9
Income from continuing operations before provision for income taxes	989.4	791.0	934.6
Provision for income taxes	1.4	2.9	2.3
Income from continuing operations	988.0	788.1	932.3
Income from discontinued operations	32.8	28.9	49.7
Net income	$1,020.8	$817.0	$982.0

Earnings per common unit
Basic:
Continuing operations	$4.32	$3.49	$4.24
Discontinued operations	0.14	0.13	0.23
Net income per common unit	$4.46	$3.62	$4.47
Weighted average number of common units outstanding	228.7	225.5	219.6

Diluted:
Continuing operations	$4.32	$3.49	$4.24
Discontinued operations	0.14	0.13	0.23
Net income per common unit	$4.46	$3.62	$4.47
Weighted average number of common units outstanding	228.8	225.5	219.8

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2019	2020	2021
Net income	$1,020.8	$817.0	$982.0
Other comprehensive income (loss):
Derivative activity:
Net loss on cash flow hedges	(25.2)	(9.5)	—
Reclassification of net loss on cash flow hedges to income	2.7	3.5	3.5
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain (loss)	(27.3)	(23.5)	16.3
Curtailment gain	—	1.7	—
Recognition of prior service credit amortization in income	(0.2)	(0.2)	(0.2)
Recognition of actuarial loss amortization in income	5.8	5.9	6.0
Recognition of settlement cost in income	2.6	1.0	2.6
Total other comprehensive income (loss)	(41.6)	(21.1)	28.2
Comprehensive income	$979.2	$795.9	$1,010.2

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2020	2021
ASSETS
Current assets:
Cash and cash equivalents	$13.0	$2.0
Trade accounts receivable	103.6	135.2
Other accounts receivable	37.1	34.6
Inventory	158.2	281.1
Commodity derivatives contracts, net	—	1.4
Commodity derivatives deposits	34.2	46.3
Assets held for sale	15.1	299.5
Other current assets	43.9	43.1
Total current assets	405.1	843.2
Property, plant and equipment	7,943.8	8,045.9
Less: accumulated depreciation	1,956.9	2,141.2
Net property, plant and equipment	5,986.9	5,904.7
Investments in non-controlled entities	1,213.9	980.8
Right-of-use asset, operating leases	166.1	174.2
Long-term receivables	22.8	10.1
Goodwill	50.1	50.1
Other intangibles (less accumulated amortization of $9.2 and $11.9 at December 31, 2020 and 2021, respectively)	44.9	43.2
Restricted cash	9.4	7.0
Noncurrent assets held for sale	277.6	—
Other noncurrent assets	20.2	16.7
Total assets	$8,197.0	$8,030.0

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$98.0	$109.5
Accrued payroll and benefits	52.1	74.9
Accrued interest payable	59.0	59.0
Accrued taxes other than income	67.7	76.5
Deferred revenue	98.6	92.5
Accrued product liabilities	75.2	153.5
Commodity derivatives contracts, net	21.6	18.6
Current portion of operating lease liability	27.5	25.8
Liabilities held for sale	8.4	15.8
Other current liabilities	50.5	53.5
Total current liabilities	558.6	679.6
Long-term debt, net	4,978.7	5,088.8
Long-term operating lease liability	137.5	147.3
Long-term pension and benefits	163.8	145.0
Long-term liabilities held for sale	1.5	—
Other noncurrent liabilities	53.1	69.5
Commitments and contingencies
Partners’ capital:
Common unitholders (223.1 units and 212.4 units outstanding at December 31, 2020 and 2021, respectively)	2,487.0	2,054.8
Accumulated other comprehensive loss	(183.2)	(155.0)
Total partners’ capital	2,303.8	1,899.8
Total liabilities and partners’ capital	$8,197.0	$8,030.0
See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2019	2020	2021
Operating Activities:
Net income	$1,020.8	$817.0	$982.0
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(32.8)	(28.9)	(49.7)
Depreciation, amortization and impairment expense	230.7	243.1	227.9
Gain on disposition of assets	(29.0)	(12.9)	(75.0)
Earnings of non-controlled entities	(169.0)	(153.3)	(154.4)
Distributions from operations of non-controlled entities	203.6	207.6	193.3
Equity-based incentive compensation expense	24.0	12.0	21.8
Settlement cost, amortization of prior service credit and actuarial loss	8.2	6.7	8.4
Debt extinguishment costs	8.3	12.9	—
Changes in operating assets and liabilities (Note 9)	2.1	(37.1)	(9.7)
Net cash provided by operating activities of continuing operations	1,266.9	1,067.1	1,144.6
Net cash provided by operating activities of discontinued operations	53.2	40.4	51.6
Net cash provided by operating activities	1,320.1	1,107.5	1,196.2
Investing Activities:
Additions to property, plant and equipment, net(1)	(923.2)	(424.1)	(148.6)
Proceeds from disposition of assets	65.4	334.8	275.1
Investments in non-controlled entities	(212.4)	(95.1)	(5.6)
Distributions from returns of investments in non-controlled entities	8.5	0.5	—
Deposits received from undivided joint interest third party	75.3	—	—
Net cash provided (used) by investing activities of continuing operations	(986.4)	(183.9)	120.9
Net cash used by investing activities of discontinued operations	(19.8)	(15.5)	(2.8)
Net cash provided (used) by investing activities	(1,006.2)	(199.4)	118.1
Financing Activities:
Distributions paid	(921.6)	(927.1)	(906.4)
Repurchase of common units	—	(276.9)	(523.1)
Net commercial paper borrowings	—	—	108.0
Borrowings under long-term notes	996.4	828.4	—
Payments on notes	(550.0)	(550.0)	—
Debt placement costs	(12.0)	(7.6)	—
Debt extinguishment costs	(8.3)	(12.9)	—
Net payment on financial derivatives	(33.3)	(9.5)	—
Payments associated with settlement of equity-based incentive compensation	(9.8)	(14.7)	(6.2)
Net cash used by financing activities	(538.6)	(970.3)	(1,327.7)
Change in cash, cash equivalents and restricted cash	(224.7)	(62.2)	(13.4)
Cash, cash equivalents and restricted cash at beginning of period	309.3	84.6	22.4
Cash, cash equivalents and restricted cash at end of period	$84.6	$22.4	$9.0
Supplemental non-cash investing and financing activities:
(1) Additions to property, plant and equipment	$(959.8)	$(344.4)	$(140.8)
Changes in current liabilities related to capital expenditures	36.6	(79.7)	(7.8)
Additions to property, plant and equipment, net	$(923.2)	$(424.1)	$(148.6)

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(In millions)

	Common Unitholders	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance, January 1, 2019	$2,763.9	$(120.5)	$2,643.4
Comprehensive income:
Net income	1,020.8	—	1,020.8
Total other comprehensive loss	—	(41.6)	(41.6)
Total comprehensive income (loss)	1,020.8	(41.6)	979.2
Distributions	(921.6)	—	(921.6)
Equity-based incentive compensation expense	24.0	—	24.0
Issuance of common units in settlement of equity-based incentive plan awards	0.5	—	0.5
Payments associated with settlement of equity-based incentive compensation	(9.8)	—	(9.8)
Other	(0.7)	—	(0.7)
Balance, December 31, 2019	2,877.1	(162.1)	2,715.0
Comprehensive income:
Net income	817.0	—	817.0
Total other comprehensive loss	—	(21.1)	(21.1)
Total comprehensive income (loss)	817.0	(21.1)	795.9
Distributions	(927.1)	—	(927.1)
Repurchase of common units	(276.9)	—	(276.9)
Equity-based incentive compensation expense	12.0	—	12.0
Issuance of common units in settlement of equity-based incentive plan awards	0.6	—	0.6
Payments associated with settlement of equity-based incentive compensation	(14.7)	—	(14.7)
Other	(1.0)	—	(1.0)
Balance, December 31, 2020	2,487.0	(183.2)	2,303.8
Comprehensive income:
Net income	982.0	—	982.0
Total other comprehensive income	—	28.2	28.2
Total comprehensive income (loss)	982.0	28.2	1,010.2
Distributions	(906.4)	—	(906.4)
Repurchase of common units	(523.1)	—	(523.1)
Equity-based incentive compensation expense	21.8	—	21.8
Issuance of common units in settlement of equity-based incentive plan awards	0.5	—	0.5
Payments associated with settlement of equity-based incentive compensation	(6.2)	—	(6.2)
Other	(0.8)	—	(0.8)
Balance, December 31, 2021	$2,054.8	$(155.0)	$1,899.8

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Organization

Unless indicated otherwise, the terms “our,” “we,” “us” and similar language refer to Magellan Midstream Partners, L.P. together with its subsidiaries. Magellan Midstream Partners, L.P. is a Delaware limited partnership, and our common units are traded on the New York Stock Exchange under the ticker symbol “MMP.” Magellan GP, LLC, a wholly owned Delaware limited liability company, serves as our general partner. The board of directors of our general partner is referred to herein as our “board”.

Description of Business

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of December 31, 2021, our asset portfolio, excluding assets associated with discontinued operations, consisted of:

•our refined products segment, comprised of our approximately 9,800-mile refined petroleum products pipeline system with 54 terminals and two marine storage terminals (one of which is owned through a joint venture); and

•our crude oil segment, comprised of approximately 2,200 miles of crude oil pipelines, a condensate splitter and 39 million barrels of aggregate storage capacity, of which approximately 29 million barrels are used for contract storage. Approximately 1,000 miles of these pipelines, the condensate splitter and 31 million barrels of this storage capacity (including 25 million barrels used for contract storage) are wholly-owned, with the remainder owned through joint ventures.

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

•liquefied petroleum gases or LPGs are liquids produced as by-products of the crude oil refining process and in connection with natural gas production. LPGs include gas liquids such as butane, natural gasoline and propane;

•blendstocks are products blended with refined products to change or enhance their characteristics such as increasing a gasoline’s octane or oxygen content. Blendstocks include alkylates and oxygenates; and

•crude oil, which includes condensate, is a naturally occurring unrefined petroleum product recovered from underground that is used as feedstock by refineries, splitters and petrochemical facilities.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
We use the term petroleum products to describe any, or a combination, of the above-noted products. In addition, we handle, store and distribute renewable fuels, such as ethanol and biodiesel.

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

In June 2021, we entered into an agreement to sell our independent terminals network comprised of 26 refined petroleum products terminals with approximately six million barrels of storage located primarily in the southeastern United States (“U.S.”). The sale is expected to close upon the receipt of required regulatory approval. The related results of operations, financial position and cash flows have been classified as discontinued operations for all periods presented (see Note 3 – Discontinued Operations and Assets Held for Sale for additional details). Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to continuing operations.

Reclassifications. Certain prior period amounts have been reclassified to conform with the current period’s presentation, including amounts related to our discontinued operations.

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

Cash Equivalents. Cash and cash equivalents include demand and time deposits and funds that own highly marketable securities with original maturities of three months or less when acquired. We periodically assess the financial condition of the institutions where we hold these funds, and at December 31, 2020 and 2021, we believed our credit risk relative to these funds was minimal.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
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
Net Income Per Unit. We calculate basic net income per common unit for each period by dividing net income by the weighted average number of common units outstanding. The difference between our actual common units outstanding and our weighted average number of common units outstanding used to calculate net income per common unit is due to the impact of: (i) the phantom units issued to our independent directors, which are included in the calculation of basic and diluted weighted average units outstanding and (ii) the weighted average effect of units actually issued or repurchased during a period.  The difference between the weighted average number of common units outstanding used for basic and diluted net income per unit calculations on our consolidated statements of income is primarily the dilutive effect of phantom unit awards granted pursuant to our long-term incentive plan, which have not yet vested in periods where contingent performance metrics have been met.

Index of Additional Significant Accounting Policies

Discontinued Operations and Assets Held for Sale	Note 3 – Discontinued Operations and Assets Held for Sale
Revenue from Contracts with Customers	Note 5 – Revenue
Property, Plant and Equipment	Note 6 – Property, Plant and Equipment, Goodwill and Other Intangibles
Goodwill and Other Intangible Assets	Note 6 – Property, Plant and Equipment, Goodwill and Other Intangibles
Investments in Non-Controlled Entities	Note 7 – Investments in Non-Controlled Entities
Inventory	Note 8 – Inventory
Leases	Note 11 – Leases
Pension and Postretirement Medical and Life Benefit Obligations	Note 12 – Employee Benefit Plans
Equity-Based Incentive Compensation	Note 13 – Long-Term Incentive Plan
Derivative Financial Instruments	Note 14 – Derivative Financial Instruments
Contingencies and Environmental	Note 16 – Commitments and Contingencies

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
New Accounting Pronouncements

We evaluate new Accounting Standards Codifications (“ASC”) and updates issued by the Financial Accounting Standards Board on an ongoing basis. There are no new accounting pronouncements that we anticipate will have a material impact on our financial statements.

3.    Discontinued Operations and Assets Held for Sale

In June 2021, we entered into an agreement to sell our independent terminals network comprised of 26 refined petroleum products terminals with approximately six million barrels of storage located primarily in the southeastern U.S. to Buckeye Partners, L.P. (“Buckeye”) for $435 million. The sale is expected to close upon the receipt of required regulatory approval. The related results of operations, which were previously included in our refined products segment, have been classified as discontinued operations.

Summarized Results of Discontinued Operations

The following table provides the summarized results that have been reclassified from continuing operations to discontinued operations on the consolidated statements of income for the years ended December 31, 2019, 2020 and 2021 (in millions):

	Year Ended December 31,
	2019	2020	2021
Transportation and terminals revenue	$56.8	$51.4	$53.3
Product sales revenue	70.3	54.2	83.7
Total revenue	127.1	105.6	137.0
Costs and expenses:
Operating	17.9	13.4	11.2
Cost of product sales	58.5	45.5	66.5
Depreciation, amortization and impairment	15.4	15.6	7.1
General and administrative	2.5	2.2	2.5
Total costs and expenses	94.3	76.7	87.3
Income from discontinued operations	$32.8	$28.9	$49.7

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
Summarized Assets and Liabilities of Discontinued Operations

The following table provides the summarized assets and liabilities classified as held for sale on the consolidated balance sheets as of December 31, 2020 and 2021 (in millions):

	Year Ended December 31,
	2020	2021
Assets:
Trade accounts receivable	$5.6	$6.3
Inventory	9.2	17.0
Net property, plant and equipment	274.9	272.0
Goodwill	2.7	2.7
Other assets	0.3	1.5
Total assets classified as held for sale	$292.7	$299.5

Liabilities:
Accounts payable	$2.0	$3.7
Accrued product liabilities	4.0	8.4
Other liabilities	3.9	3.7
Total liabilities classified as held for sale	$9.9	$15.8

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Year Ended December 31, 2019
	(in millions)
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$1,299.0	$620.3	$(5.4)	$1,913.9
Product sales revenue	637.5	28.3	—	665.8
Affiliate management fee revenue	6.7	14.5	—	21.2
Total revenue	1,943.2	663.1	(5.4)	2,600.9
Operating expense	454.0	173.3	(10.9)	616.4
Cost of product sales	532.8	28.1	—	560.9
Other operating (income) expense	(10.2)	7.2	—	(3.0)
Earnings of non-controlled entities	(8.1)	(160.9)	—	(169.0)
Operating margin	974.7	615.4	5.5	1,595.6
Depreciation, amortization and impairment expense	158.7	66.5	5.5	230.7
G&A expense	138.3	55.9	—	194.2
Operating profit	$677.7	$493.0	$—	$1,170.7

Additions to long-lived assets	$785.1	$74.2		$859.3

	As of December 31, 2019
	(in millions)
Segment assets	$5,116.4	$2,894.7		$8,011.1
Assets held for sale				295.5
Corporate assets				131.1
Total assets				$8,437.7
Goodwill	$38.5	$12.1		$50.6
Investments in non-controlled entities	$422.4	$818.2		$1,240.6

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Year Ended December 31, 2020
	(in millions)
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$1,190.4	$559.5	$(6.6)	$1,743.3
Product sales revenue	524.4	33.1	—	557.5
Affiliate management fee revenue	6.3	14.9	—	21.2
Total revenue	1,721.1	607.5	(6.6)	2,322.0
Operating expense	411.8	189.2	(13.2)	587.8
Cost of product sales	425.8	42.4	—	468.2
Other operating (income) expense	(3.2)	3.1	—	(0.1)
Earnings of non-controlled entities	(32.5)	(120.8)	—	(153.3)
Operating margin	919.2	493.6	6.6	1,419.4
Depreciation, amortization and impairment expense	159.9	76.6	6.6	243.1
G&A expense	123.5	47.7	—	171.2
Operating profit	$635.8	$369.3	$—	$1,005.1

Additions to long-lived assets	$277.5	$56.4		$333.9

	As of December 31, 2020
	(in millions)
Segment assets	$4,977.0	$2,836.9		$7,813.9
Assets held for sale				292.7
Corporate assets				90.4
Total assets				$8,197.0
Goodwill	$38.0	$12.1		$50.1
Investments in non-controlled entities	$429.2	$784.7		$1,213.9

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Year Ended December 31, 2021
	(in millions)
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$1,338.5	$466.2	$(5.8)	$1,798.9
Product sales revenue	763.9	149.1	—	913.0
Affiliate management fee revenue	6.4	14.8	—	21.2
Total revenue	2,108.8	630.1	(5.8)	2,733.1
Operating expense	416.7	165.4	(12.4)	569.7
Cost of product sales	630.1	149.9	—	780.0
Other operating (income) expense	(6.9)	4.1	—	(2.8)
Earnings of non-controlled entities	(34.4)	(120.0)	—	(154.4)
Operating margin	1,103.3	430.7	6.6	1,540.6
Depreciation, amortization and impairment expense	153.9	67.4	6.6	227.9
G&A expense	147.8	58.5	—	206.3
Operating profit	$801.6	$304.8	$—	$1,106.4

Additions to long-lived assets	$88.9	$41.1		$130.0

	As of December 31, 2021
	(in millions)
Segment assets	$4,880.0	$2,780.7		$7,660.7
Assets held for sale				299.5
Corporate assets				69.8
Total assets				$8,030.0
Goodwill	$38.0	$12.1		$50.1
Investments in non-controlled entities	$232.8	$748.0		$980.8

5. Revenue

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
their committed volumes. Additionally, when we estimate that the customers will not utilize all or a portion of their committed volumes, we recognize revenue in proportion to the pattern of exercised rights for the respective commitment period.

Our interstate common carrier pipeline operations are subject to rate regulation by the Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act, the Energy Policy Act of 1992 and related rules and orders. FERC regulation requires that interstate pipeline rates be filed with the FERC, be posted publicly, be “just and reasonable” and not be unduly discriminatory. The rates on approximately 30% of the shipments on our refined products pipeline system are regulated by the FERC primarily through an index methodology. As an alternative to cost-of-service or index-based rates, interstate liquid pipeline companies may establish rates by obtaining authority to charge market-based rates in competitive markets or by negotiation with unaffiliated shippers. Approximately 70% of our refined products pipeline system’s markets are either subject to regulations by the states in which we operate or are approved for market-based rates by the FERC, and in both cases these rates can generally be adjusted at our discretion based on market factors. Most of the tariffs on our crude oil pipelines are established by negotiated rates that generally provide for annual adjustments in line with changes in the FERC index, subject to certain modifications.

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

Product sales revenue pricing is contractually specified, and we have determined that each barrel sold represents a separate performance obligation. Transaction prices for our other services, including terminalling, storage and ancillary services, are typically contracted as a single performance obligation with our customers. In circumstances where multiple performance obligations are contractually required, we allocate the transaction price to the various performance obligations based on their relative standalone selling price.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
Statements of Income Disclosures

The following tables provide details of our revenue disaggregated by key activities that comprise our performance obligations by operating segment (in millions):

	Year Ended December 31, 2019
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$787.7	$381.6	$—	$1,169.3
Terminalling	139.9	17.8	—	157.7
Storage	214.9	119.3	(5.4)	328.8
Ancillary services	128.6	28.4	—	157.0
Lease revenue	27.9	73.2	—	101.1
Transportation and terminals revenue	1,299.0	620.3	(5.4)	1,913.9
Product sales revenue	637.5	28.3	—	665.8
Affiliate management fee revenue	6.7	14.5	—	21.2
Total revenue	1,943.2	663.1	(5.4)	2,600.9
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue	(27.9)	(73.2)	—	(101.1)
(Gains) losses from futures contracts included in product sales revenue	63.5	3.0	—	66.5
Affiliate management fee revenue	(6.7)	(14.5)	—	(21.2)
Total revenue from contracts with customers under ASC 606	$1,972.1	$578.4	$(5.4)	$2,545.1

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Year Ended December 31, 2020
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$742.9	$305.4	$—	$1,048.3
Terminalling	109.6	21.5	—	131.1
Storage	199.3	129.0	(6.6)	321.7
Ancillary services	114.9	26.9	—	141.8
Lease revenue	23.7	76.7	—	100.4
Transportation and terminals revenue	1,190.4	559.5	(6.6)	1,743.3
Product sales revenue	524.4	33.1	—	557.5
Affiliate management fee revenue	6.3	14.9	—	21.2
Total revenue	1,721.1	607.5	(6.6)	2,322.0
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue	(23.7)	(76.7)	—	(100.4)
(Gains) losses from futures contracts included in product sales revenue	(56.8)	3.6	—	(53.2)
Affiliate management fee revenue	(6.3)	(14.9)	—	(21.2)
Total revenue from contracts with customers under ASC 606	$1,634.3	$519.5	$(6.6)	$2,147.2

	Year Ended December 31, 2021
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$915.7	$228.8	$—	$1,144.5
Terminalling	100.1	17.0	—	117.1
Storage	177.1	114.8	(5.8)	286.1
Ancillary services	125.2	29.9	—	155.1
Lease revenue	20.4	75.7	—	96.1
Transportation and terminals revenue	1,338.5	466.2	(5.8)	1,798.9
Product sales revenue	763.9	149.1	—	913.0
Affiliate management fee revenue	6.4	14.8	—	21.2
Total revenue	2,108.8	630.1	(5.8)	2,733.1
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue	(20.4)	(75.7)	—	(96.1)
(Gains) losses from futures contracts included in product sales revenue	(127.2)	(16.0)	—	(143.2)
Affiliate management fee revenue	(6.4)	(14.8)	—	(21.2)
Total revenue from contracts with customers under ASC 606	$1,954.8	$523.6	$(5.8)	$2,472.6

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
Balance Sheet Disclosures

We invoice customers on our refined products pipelines for transportation services when their product enters our system. At each period end, we record all invoiced amounts associated with products that have not yet been delivered (in-transit products) as a contract liability. We also record contract liabilities for payments received in conjunction with take-or-pay contracts, storage contracts and other service offerings in which the service to our customers remains unfulfilled. These liabilities are presented as deferred revenue and other noncurrent liabilities on our consolidated balance sheets. We recognize contract assets for costs incurred to obtain new customer contracts. Additionally, at each period end, we defer a portion of the costs incurred associated with our customers’ in-transit products based on our per-barrel direct delivery costs and the average delivery point for all barrels in our system. These contract assets are presented on our consolidated balance sheets as other current and noncurrent assets. Contract assets and contract liabilities are determined using judgments and assumptions that management considers reasonable.

The following table summarizes our accounts receivable, contract assets and contract liabilities resulting from contracts with customers (in millions):

	December 31, 2020	December 31, 2021
Accounts receivable from contracts with customers	$103.3	$134.8
Contract assets	$12.2	$12.5
Contract liabilities	$102.7	$100.1

For the year ended December 31, 2021, we recognized $80.9 million of transportation and terminals revenue that was recorded in deferred revenue as of December 31, 2020.

Unfulfilled Performance Obligations

We have certain contracts with customers that represent customer commitments to purchase a minimum amount of our services over specified time periods. These contracts require us to provide services to our customers in the future and result in us having unfulfilled performance obligations (“UPOs”) to our customers related to the periods remaining under each contract. We have UPOs in many of our core business services, including transportation, terminalling and storage. The UPOs will be recognized as revenue in the future as our customers utilize our services or when we estimate that our customers are not likely to use all or a portion of their commitments.

The following table provides the aggregate amount of the transaction price allocated to our UPOs as of December 31, 2021 by operating segment, including the range of years remaining on our contracts with customers and an estimate of revenues expected to be recognized over the next 12 months (dollars in millions):

	Refined Products	Crude Oil	Total
Amounts as of December 31, 2021	$1,874.5	$1,069.8	$2,944.3
Remaining terms	1 - 17 years	1 - 10 years
Estimated revenues from UPOs to be recognized in the next 12 months	$368.9	$257.4	$626.3

In computing the value of these future revenues, we have used the current rates in effect as of December 31, 2021 and have not included any estimates for future rate changes due to changes in the FERC index or other contractually negotiated rate escalations. Our UPO balances include the full amount of our customer commitments

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
as of December 31, 2021 through the expiration of the related contracts. The UPO balances disclosed exclude all performance obligations for which the original expected term is one year or less, the consideration is variable or the future use of our services is fully at the discretion of our customers.

6.    Property, Plant and Equipment, Goodwill and Other Intangibles

Property, Plant and Equipment

Property, plant and equipment consists primarily of pipeline, pipeline-related equipment, storage tanks and processing equipment. We state property, plant and equipment at cost except for certain acquired assets recorded at fair value on their respective acquisition dates and impaired assets. We record impaired assets at fair value on the last impairment evaluation date for which an adjustment was required.

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

We capitalize expenditures to replace existing assets and retire the replaced assets. We capitalize expenditures when they extend the useful life, increase the productivity or capacity, or improve the safety or efficiency of the asset. We capitalize direct project costs such as labor and materials as incurred. Indirect project costs, such as overhead, are capitalized based on a percentage of direct labor charged to the respective capital project. We charge expenditures for maintenance, repairs and minor replacements to operating expense in the period incurred.

During construction, we capitalize interest on construction projects undergoing preparation for use and when total budgeted project costs exceed $0.5 million. The interest we capitalize is based on the weighted average interest rate of our debt. The weighted average rates used to capitalize interest on borrowed funds were 4.6%, 4.4% and 4.4% for the years ended December 31, 2019, 2020 and 2021, respectively.

Property, plant and equipment consisted of the following (in millions):

			Estimated Depreciable Lives
	December 31,
	2020	2021
Construction work-in-progress	$122.0	$89.5
Land and rights-of-way	373.9	374.3
Buildings	119.7	121.8	10 to 53 years
Storage tanks	1,952.7	1,986.7	10 to 49 years
Pipeline and station equipment	3,325.9	3,386.0	10 to 59 years
Processing equipment	1,769.4	1,826.4	3 to 56 years
Other	280.2	261.2	3 to 53 years
Property, plant and equipment, gross	$7,943.8	$8,045.9

Other includes total interest capitalized on assets placed in service as of December 31, 2020 and 2021 of $96.2 million and $98.7 million, respectively. Depreciation expense for the years ended December 31, 2019, 2020 and 2021 was $227.5 million, $240.5 million and $225.2 million, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
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

In accordance with ASC, 360 Plant, Property and Equipment, we ceased recording depreciation and amortization for the assets held for sale in June 2021.

Goodwill

We record the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in a business acquisition (or combination) as goodwill. The goodwill relating to each of our reporting units is tested for impairment annually as well as when an event or change in circumstances indicates an impairment may have occurred.

For purposes of performing the impairment test for goodwill, our reporting units are our refined products and crude oil segments.  In 2019 and 2020, we elected to complete the qualitative goodwill impairment test and concluded it was more likely than not that the fair value of each of our reporting units was greater than its carrying amount. In 2021, we elected to perform the quantitative assessment for purposes of our annual goodwill impairment test and calculated that the fair value of each of our reporting units was greater than the carrying amount. Based on this assessment, we concluded goodwill was not impaired.

Other Intangibles

Other intangible assets with finite lives are amortized over their estimated useful lives of 7 years up to 30 years. The weighted average asset life of our other intangible assets at December 31, 2021 was approximately 16 years. We adjust the useful lives of our other intangible assets if events or circumstances indicate there has been a change in the remaining useful lives. We eliminate from our balance sheets the gross carrying amount and the related accumulated amortization for any fully amortized intangibles in the year they are fully amortized. During the years ended December 31, 2019, 2020 and 2021, amortization of other intangible assets was $3.3 million, $2.7 million and $2.7 million, respectively.

7.     Investments in Non-Controlled Entities

We account for interests in affiliates that we do not control using the equity method of accounting. Under this method, an investment is recorded at our acquisition cost or capital contributions, as adjusted by contractual terms, plus equity in earnings or losses since acquisition or formation, plus interest capitalized, less distributions received and amortization of interest capitalized and excess net investment. Excess net investment is the amount by which our investment in a non-controlled entity exceeded our proportionate share of the book value of the net assets of that investment. We amortize excess net investment over the weighted average depreciable asset lives of the equity investee. Our unamortized excess net investment was $33.0 million and $32.0 million at December 31, 2020 and 2021, respectively. The amount of unamortized excess investment is primarily related to our investment in BridgeTex. We evaluate equity method investments for impairment whenever events or circumstances indicate that there is an other-than-temporary loss in value of the investment. In the event that we determine that the loss in value of an investment is other-than-temporary, we would record a charge to earnings to adjust the carrying value to fair value. We recognized no equity investment impairments during 2019, 2020 and 2021.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
Our equity investments in non-controlled entities at December 31, 2021 were comprised of:

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

We serve as operator of BridgeTex, HoustonLink, MVP, Powder Springs, Saddlehorn, Texas Frontera and the pipeline activities of Seabrook. We receive fees for management services as well as reimbursement or payment to us for certain direct operational payroll and other overhead costs. The management fees we receive are reported as affiliate management fee revenue on our consolidated statements of income. Cost reimbursements we receive from these entities in connection with our operating services are included as reductions to costs and expenses on our consolidated statements of income and totaled $5.3 million, $3.6 million and $2.5 million, respectively, for the years ended December 31, 2019, 2020 and 2021.

We recorded the following revenue and expense transactions from certain of these non-controlled entities in our consolidated statements of income (in millions):

	Year Ended December 31,
	2019	2020	2021
Transportation and terminals revenue:
BridgeTex, pipeline capacity and storage	$41.8	$42.3	$43.7
Double Eagle, throughput revenue	$6.2	$4.9	$3.0
Saddlehorn, storage revenue	$2.2	$2.5	$2.3
Operating expense:
Seabrook, storage lease and ancillary services	$25.9	$29.1	$19.7
Product sales revenue:
Seabrook, product sales	$0.3	$—	$—
Other operating income:
MVP, easement sale	$0.3	$—	$—
Seabrook, gain on sale of air emission credits	$—	$1.4	$0.4

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
Our consolidated balance sheets reflected the following balances related to our investments in non-controlled entities (in millions):

	December 31, 2020
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable	Long-Term Receivables
BridgeTex	$0.4	$—	$1.0	$—
Double Eagle	$0.3	$—	$—	$—
HoustonLink	$—	$—	$0.1	$—
MVP	$—	$0.5	$2.3	$—
Powder Springs	$—	$—	$—	$10.2
Saddlehorn	$—	$0.1	$—	$—
Seabrook	$—	$—	$7.3	$—

	December 31, 2021
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable	Long-Term Receivables
BridgeTex	$1.2	$—	$0.3	$—
Double Eagle	$0.2	$—	$—	$—
HoustonLink	$—	$—	$0.2	$—
MVP	$—	$0.6	$2.2	$—
Powder Springs	$—	$—	$—	$—
Saddlehorn	$—	$0.2	$—	$—
Seabrook	$—	$0.1	$3.2	$—

We entered into a long-term terminalling and storage contract with Seabrook for exclusive use of dedicated tankage that provides our customers with crude oil storage capacity and dock access for crude oil imports and exports on the Texas Gulf Coast (see Note 11 – Leases for more details regarding this lease).

We also made purchases of transmix from MVP throughout the year totaling $7.6 million.

The financial results from MVP, Powder Springs and Texas Frontera are included in our refined products segment and the financial results from BridgeTex, Double Eagle, HoustonLink, Saddlehorn and Seabrook are included in our crude oil segment, each as earnings of non-controlled entities.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
A summary of our investments in non-controlled entities (representing only our proportionate interests) follows (in millions):

Investments at December 31, 2020	$1,213.9
Additional investment	5.6
Sale of ownership interests	(199.8)
Earnings of non-controlled entities:
Proportionate share of earnings	156.2
Amortization of excess investment and capitalized interest	(1.8)
Earnings of non-controlled entities	154.4
Less:
Distributions from operations of non-controlled entities	193.3
Investments at December 31, 2021	$980.8

Summarized financial information of our non-controlled entities (representing 100% of the interests in these entities) follows (in millions):

	December 31,
	2020	2021
Current assets	$243.8	$227.0
Noncurrent assets	2,846.7	2,795.7
Total assets	$3,090.5	$3,022.7
Current liabilities	$143.6	$178.6
Noncurrent liabilities	57.5	59.5
Total liabilities	$201.1	$238.1
Equity	$2,889.4	$2,784.6

	Year Ended December 31,
	2019	2020	2021
Revenue	$782.0	$752.7	$733.1
Net income	$507.5	$471.4	$463.4

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
8.    Inventory

Inventory is comprised primarily of refined products, crude oil, liquefied petroleum gases and transmix and is stated and relieved at the lower of average cost or net realizable value.

Inventory at December 31, 2020 and 2021 was as follows (in millions):

	December 31,
	2020	2021
Refined products	$72.0	$138.0
Crude oil	32.4	25.4
Liquefied petroleum gases	25.0	42.0
Transmix	23.4	72.4
Additives	5.4	3.3
Total inventory	$158.2	$281.1

9.    Consolidated Statements of Cash Flows

Changes in the components of operating assets and liabilities are as follows (in millions):

	Year Ended December 31,
	2019	2020	2021
Trade accounts receivable and other accounts receivable	$(20.3)	$(0.9)	$(29.1)
Inventory	2.7	14.0	(122.9)
Accounts payable	(1.9)	4.5	16.0
Accrued payroll and benefits	4.8	(22.3)	22.8
Accrued interest payable	1.0	(5.3)	—
Accrued taxes other than income	12.6	4.4	8.8
Deferred revenue	(11.4)	(10.7)	(6.1)
Accrued product liabilities	15.9	(8.5)	78.3
Other current and noncurrent assets and liabilities	(1.3)	(12.3)	22.5
Total	$2.1	$(37.1)	$(9.7)

Other current and noncurrent assets and liabilities above exclude certain non-cash items that were reflected in the consolidated balance sheets but were not reflected in the statements of cash flows. At December 31, 2019 and 2020, the long-term pension and benefits liability was increased by $27.0 million and $21.5 million, respectively, resulting in a corresponding increase in accumulated other comprehensive loss (“AOCL”). At December 31, 2021, the long-term pension and benefits liability was decreased by $16.3 million, resulting in a corresponding decrease in AOCL.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
10.    Debt

Long-term debt at December 31, 2020 and 2021 was as follows (in millions):

	December 31,
	2020	2021
Commercial paper	$—	$108.0
3.20% Notes due 2025	250.0	250.0
5.00% Notes due 2026	650.0	650.0
3.25% Notes due 2030	500.0	500.0
6.40% Notes due 2037	250.0	250.0
4.20% Notes due 2042	250.0	250.0
5.15% Notes due 2043	550.0	550.0
4.20% Notes due 2045	250.0	250.0
4.25% Notes due 2046	500.0	500.0
4.20% Notes due 2047	500.0	500.0
4.85% Notes due 2049	500.0	500.0
3.95% Notes due 2050	800.0	800.0
Face value of long-term debt	5,000.0	5,108.0
Unamortized debt issuance costs(1)	(40.1)	(37.8)
Net unamortized debt premium(1)	18.8	18.6
Long-term debt, net	$4,978.7	$5,088.8

(1)    Debt issuance costs and note discounts and premiums are being amortized or accreted to the applicable notes over the respective lives of those notes.

All of the instruments detailed in the table above are senior indebtedness.

At December 31, 2021, maturities of our senior notes were as follows: $0 in 2022 through 2024; $250 million in 2025; and $4.75 billion thereafter.
Other Debt

Revolving Credit Facility. At December 31, 2021, the total borrowing capacity under our revolving credit facility maturing in May 2024 was $1.0 billion. Any borrowings outstanding under this facility are classified as long-term debt on our consolidated balance sheets. Borrowings under the facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.875% to 1.500% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate between 0.075% and 0.200% depending on our credit ratings. The unused commitment fee was 0.125% at December 31, 2021. Borrowings under this facility may be used for general purposes, including capital expenditures. As of December 31, 2020 and 2021, there were no borrowings outstanding under this facility and $3.5 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets, but decrease our borrowing capacity under this facility.

Our revolving credit facility requires us to maintain a specified ratio of consolidated debt to EBITDA (as defined in the credit agreement) of no greater than 5.0 to 1.0. In addition, the revolving credit facility and the indentures under which our senior notes were issued contain covenants that limit our ability to, among other things, incur indebtedness secured by certain liens or encumber our assets, engage in certain sale-leaseback transactions and

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
consolidate, merge or dispose of all or substantially all of our assets. We were in compliance with these covenants as of and during the year ended December 31, 2021.

Commercial Paper Program. We have a commercial paper program under which we may issue commercial paper notes in an amount up to the available capacity under our $1.0 billion revolving credit facility. The maturities of the commercial paper notes vary, but may not exceed 397 days from the date of issuance. Because the commercial paper we can issue is limited to amounts available under our revolving credit facility, amounts outstanding under the program are classified as long-term debt. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. The weighted average interest rate for commercial paper borrowings based on the number of days outstanding was 0.4% and 0.2% for the year ended December 31, 2020 and 2021, respectively. There was $108.0 million outstanding under this program at December 31, 2021.

During the years ending December 31, 2019, 2020 and 2021, total cash payments for interest on all indebtedness, excluding the impact of related interest rate swap agreements, were $217.1 million, $234.5 million and $221.6 million, respectively.

11.    Leases

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses on our consolidated statements of income. Variable and short-term rental payments are recognized as costs and expenses as they are incurred. Variable payments consist of amounts that exceed the contractual minimum rental payment (for example, payment increases tied to a change in a market index). Future minimum rental payments under operating leases with initial terms greater than one year as of December 31, 2021 are as follows (in millions):

	Third Party Leases	Seabrook Lease	All Leases
2022	$21.2	$9.9	$31.1
2023	21.4	9.9	31.3
2024	21.7	9.7	31.4
2025	21.8	6.6	28.4
2026	12.5	6.6	19.1
Thereafter	34.1	17.6	51.7
Total future minimum rental payments	132.7	60.3	193.0
Present value discount	12.1	7.8	19.9
Total operating lease liability	$120.6	$52.5	$173.1

The following tables provide a summary of the effect on our consolidated statements of income for the years ended December 31, 2019, 2020 and 2021 (in millions):

	Year Ended December 31, 2019
	Third Party Leases	Seabrook Lease	All Leases
Fixed lease expense	$19.2	$10.8	$30.0
Short-term lease expense	1.6	—	1.6
Variable lease expense	3.0	15.0	18.1
Total lease expense	$23.8	$25.8	$49.7

	Year Ended December 31, 2020
	Third Party Leases	Seabrook Lease	All Leases
Fixed lease expense	$19.2	$14.3	$33.5
Short-term lease expense	1.3	—	1.3
Variable lease expense	4.1	14.8	18.9
Total lease expense	$24.6	$29.1	$53.7

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Year Ended December 31, 2021
	Third Party Leases	Seabrook Lease	All Leases
Fixed lease expense	$21.0	$12.7	$33.7
Short-term lease expense	1.7	—	1.7
Variable lease expense	3.4	6.8	10.2
Total lease expense	$26.1	$19.5	$45.6

The following table provides a summary of the effect on our consolidated balance sheets as of December 31, 2020 and 2021 (dollars in millions):

	As of and for the Year Ended
	December 31, 2020			December 31, 2021
	Third Party Leases	Seabrook Lease	All Leases	Third Party Leases	Seabrook Lease	All Leases
Current lease liability	$17.1	$10.4	$27.5	$17.8	$8.0	$25.8
Long-term lease liability	$85.0	$52.5	$137.5	$102.8	$44.5	$147.3
Right-of-use asset	$103.2	$62.9	$166.1	$121.7	$52.5	$174.2

Operating cash flows for operating leases	$24.1	$29.1	$53.2	$26.2	$19.5	$45.7
Weighted average remaining lease term (years)	6	7	7	7	7	7
Weighted average discount rate	3.7%	4.0%	3.8%	3.0%	4.1%	3.4%

Operating Leases – Lessor

We recognize fixed rental income on a straight-line basis over the life of the lease as revenue on our consolidated statements of income. Variable rental payments are recognized as revenue in the period in which the circumstances on which the variable lease payments are based occur.

Future minimum payments receivable under operating leases with initial terms greater than one year as of December 31, 2021 are estimated as follows (in millions):

2022	$24.9
2023	25.2
2024	21.9
2025	13.8
2026	13.1
Thereafter	32.9
Total	$131.8

We recognized variable lease revenue of $58.4 million, $61.4 million and $61.0 million, respectively, for the years ended December 31, 2019, 2020 and 2021, primarily related to our condensate splitter.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
At December 31, 2021, property, plant and equipment utilized by our customers in operating lease arrangements consisted of: $216.9 million of processing equipment; $56.4 million of storage tanks; $47.5 million of pipeline and station equipment; and $29.0 million of other assets. The processing equipment primarily relates to our condensate splitter.

Sales-Type Lease – Lessor

We entered into a long-term throughput and deficiency agreement with a customer on a pipeline and related assets that we constructed in Texas and New Mexico, which contains minimum volume/payment commitments. Our customer has the option to purchase this pipeline and related assets at the end of the lease term for a nominal amount. This agreement is accounted for as a sales-type lease under ASC 842. The net investment under this arrangement as of December 31, 2020 and 2021 was as follows (in millions):

	December 31, 2020	December 31, 2021
Total minimum lease payments receivable	$14.0	$12.2
Less: Unearned income	2.3	1.8
Recorded net investment in sales-type lease	$11.7	$10.4

The net investment in this sales-type lease was classified in the consolidated balance sheets as follows (in millions):

	December 31, 2020	December 31, 2021
Other accounts receivable	$1.2	$1.3
Long-term receivables	10.5	9.1
Total	$11.7	$10.4

Future minimum payments receivable under this sales-type lease for the next five years are $1.7 million each year with $3.5 million due thereafter.

12.    Employee Benefit Plans

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

Defined Contribution Plan. We sponsor a defined contribution plan in which we match our employees’ qualifying contributions, resulting in additional expense to us. Expenses related to the defined contribution plan, including expenses related to discontinued operations, were $11.4 million, $12.2 million and $10.6 million in 2019, 2020 and 2021, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
Defined Benefit Plans. We sponsor two pension plans, including one for non-union employees and one for union employees, and a postretirement benefit plan for certain employees. The annual measurement date of these plans is December 31.

The following table presents the changes in benefit obligations and plan assets for pension benefits and other postretirement benefits, as well as the end-of-period accumulated benefit obligation, including amounts related to discontinued operations, for the years ended December 31, 2020 and 2021 (in millions):

	Pension Benefits		Other Postretirement Benefits
	2020	2021	2020	2021
Change in benefit obligations:
Benefit obligations at beginning of year	$381.2	$443.6	$15.2	$17.3
Service cost	27.7	28.2	0.3	0.3
Interest cost	11.0	9.5	0.5	0.4
Plan participants’ contributions	—	—	0.6	0.8
Actuarial (gain) loss	53.2	(19.4)	2.5	0.9
Benefits paid	(23.1)	(29.2)	(1.8)	(1.9)
Curtailment gain	(1.7)	—	—	—
Settlement payments	(4.7)	(9.3)	—	—
Benefit obligations at end of year	443.6	423.4	17.3	17.8
Change in plan assets:
Fair value of plan assets at beginning of year	249.2	295.7	—	—
Employer contributions	29.3	27.6	1.2	1.1
Plan participants’ contributions	—	—	0.6	0.8
Actual return on plan assets	43.6	9.7	—	—
Benefits paid	(23.1)	(29.2)	(1.8)	(1.9)
Settlement payments	(3.3)	(9.3)	—	—
Fair value of plan assets at end of year	295.7	294.5	—	—
Funded status at end of year	$(147.9)	$(128.9)	$(17.3)	$(17.8)
Accumulated benefit obligations	$324.8	$305.0

At December 31, 2020 and 2021, the accumulated benefit obligations of each of our plans exceeded the fair value of the related plan’s assets.

The pension plans’ actuarial gain in 2021 of $19.4 million is primarily due to the impact of increases in the discount rates used to calculate the benefit obligations, partially offset by demographic changes. The pension benefit obligations experienced an actuarial loss of $53.2 million in 2020 primarily due to the impact of decreases in the discount rates used to calculate the benefit obligations, partially offset by changes in salary assumptions and higher asset returns.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
The following table summarizes information for pension plans with obligations in excess of plan assets (in millions):

	December 31,
	2020	2021
Plans with a projected benefit obligation in excess of plan assets:
Projected benefit obligation	$443.6	$423.4
Fair value of plan assets	$295.7	$294.5

Plans with an accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$324.8	$305.0
Fair value of plan assets	$295.7	$294.5

Amounts recognized in the consolidated balance sheets included in these financial statements were as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2020	2021	2020	2021
Amounts recognized in consolidated balance sheets:
Current accrued benefit cost	$—	$—	$1.4	$1.7
Long-term pension and benefits	147.9	128.9	15.9	16.1
	147.9	128.9	17.3	17.8
Accumulated other comprehensive loss:
Net actuarial loss	(120.5)	(95.3)	(10.4)	(10.7)
Prior service credit	2.7	2.5	—	—
	(117.8)	(92.8)	(10.4)	(10.7)
Net amount of liabilities and accumulated other comprehensive loss recognized in consolidated balance sheets	$30.1	$36.1	$6.9	$7.1

Net periodic benefit expense for the years ended December 31, 2019, 2020 and 2021 was as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
	2019	2020	2021	2019	2020	2021
Components of net periodic benefit costs:
Service cost	$25.4	$27.7	$28.2	$0.2	$0.3	$0.3
Interest cost	12.2	11.0	9.5	0.5	0.5	0.4
Expected return on plan assets	(9.4)	(11.4)	(11.9)	—	—	—
Amortization of prior service credit	(0.2)	(0.2)	(0.2)	—	—	—
Amortization of actuarial loss	5.5	5.4	5.4	0.3	0.4	0.6
Settlement cost	2.6	1.0	2.6	—	—	—
Settlement gain on disposition of assets	—	(1.3)	—	—	—	—
Net periodic benefit cost	$36.1	$32.2	$33.6	$1.0	$1.2	$1.3

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
The service component of our net periodic benefit costs is presented in operating expense and G&A expense, and the non-service components are presented in other (income) expense in our consolidated statements of income.

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) during 2019, 2020 and 2021 were as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
	2019	2020	2021	2019	2020	2021
Beginning balance	$(88.6)	$(104.7)	$(117.8)	$(5.4)	$(8.4)	$(10.4)
Net actuarial gain (loss)	(24.0)	(21.0)	17.2	(3.3)	(2.5)	(0.9)
Amortization of prior service credit	(0.2)	(0.2)	(0.2)	—	—	—
Amortization of actuarial loss	5.5	5.4	5.4	0.3	0.5	0.6
Curtailment gain	—	1.7	—	—	—	—
Settlement cost	2.6	1.0	2.6	—	—	—
Amount recognized in other comprehensive loss	(16.1)	(13.1)	25.0	(3.0)	(2.0)	(0.3)
Ending balance	$(104.7)	$(117.8)	$(92.8)	$(8.4)	$(10.4)	$(10.7)

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

The weighted average rate assumptions used to determine projected benefit obligations were as follows:

	Pension Benefits		Other Postretirement Benefits
	2020	2021	2020	2021
Discount rate	2.23%	2.61%	2.30%	2.64%
Rate of compensation increase	4.53%	6.51%	n/a	n/a
Cash balance interest crediting rate	1.70%	1.94%	n/a	n/a

The weighted average rate assumptions used to determine net pension and other postretirement benefit plans expense were as follows:

	Pension Benefits			Other Postretirement Benefits
	For the Year Ended December 31,			For the Year Ended December 31,
	2019	2020	2021	2019	2020	2021
Discount rate	3.98%	3.01%	2.23%	4.08%	3.06%	2.30%
Rate of compensation increase	6.48%	4.58%	4.53%	n/a	n/a	n/a
Expected rate of return on plan assets	6.00%	4.50%	4.10%	n/a	n/a	n/a
Cash balance interest crediting rate	2.78%	2.16%	1.70%	n/a	n/a	n/a

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
The annual assumed rate of increase in the health care cost trend rate for 2022 is 6.0% decreasing systematically to 5.08% by 2029 for pre-65 year old participants.

The fair values of the pension plan assets at December 31, 2020 were as follows (in millions):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic equity securities:(1)
Small-cap fund	$5.8	$5.8	$—	$—
Mid-cap fund	5.8	5.8	—	—
Large-cap fund	47.6	47.6	—	—
International equity fund	29.9	29.9	—	—
Fixed income securities:(1)
Short-term bond fund	4.2	4.2	—	—
Intermediate-term bond fund	34.9	34.9	—	—
Long-term investment grade bond funds	161.0	161.0	—	—
Other:
Short-term investment fund	6.3	6.3	—	—
Group annuity contract	0.2	—	—	0.2
Fair value of plan assets	$295.7	$295.5	$—	$0.2

(1) We hold equity and fixed income securities through investments in mutual funds, which are dedicated to each category as indicated.

The fair values of the pension plan assets at December 31, 2021 were as follows (in millions):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic equity securities(1):
Small-cap fund	$6.1	$6.1	$—	$—
Mid-cap fund	6.0	6.0	—	—
Large-cap fund	48.0	48.0	—	—
International equity fund	30.1	30.1	—	—
Fixed income securities(1):
Long-term investment grade bond funds	197.1	197.1	—	—
Other:
Short-term investment fund	7.0	7.0	—	—
Group annuity contract	0.2	—	—	0.2
Fair value of plan assets	$294.5	$294.3	$—	$0.2

(1) We hold equity and fixed income securities through investments in mutual funds, which are dedicated to each category as indicated.

As reflected in the tables above, Level 3 activity was not material.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
The investment strategies for the various funds held as pension plan assets by asset category are as follows:

Asset Category	Fund’s Investment Strategy
Domestic equity securities:
Small-cap fund	Seeks to track performance of the Center for Research in Security Prices (“CRSP”) US Small Cap Index
Mid-cap fund	Seeks to track performance of the CRSP US Mid Cap Index
Large-cap fund	Seeks to track performance of the Standard & Poor’s 500 Index
International equity fund	Seeks to track performance of the FTSE Global All Cap ex US Index
Fixed income securities:
Short-term bond fund	Seeks current income with limited price volatility through investment in primarily high quality bonds with short-term maturities
Intermediate-term bond fund	Seeks moderate and sustainable level of current income by investing primarily in high quality fixed income securities with maturities from five to ten years
Long-term investment grade bond funds	Seek high and sustainable current income through investment primarily in long-term investment grade debt securities
Other:
Short-term investment funds	Invest in high quality short-term money market instruments issued by the U.S. Treasury
Group annuity contract	Earns interest quarterly equal to the effective yield of the 91-day U.S. Treasury bill

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

The target allocation and actual weighted average asset allocation percentages at December 31, 2020 and 2021 were as follows:

	2020		2021
	Actual	Target	Actual	Target
Equity securities	30%	30%	30%	30%
Fixed income securities	68%	67%	67%	70%
Other	2%	3%	3%	—%

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
As of December 31, 2021, the benefit amounts expected to be paid from plan assets through December 31, 2031 were as follows (in millions):

	Pension Benefits	Other Postretirement Benefits
2022	$16.2	$1.7
2023	$18.1	$1.5
2024	$21.6	$1.3
2025	$22.4	$1.3
2026	$27.4	$1.2
2027 through 2031	$147.9	$4.0

Contributions estimated to be paid by us into the plans in 2022 are $37.2 million and $1.7 million for the pension and other postretirement benefit plans, respectively.

13.    Long-Term Incentive Plan

The compensation committee of our board administers our long-term incentive plan (“LTIP”) covering certain of our employees and the independent directors of our general partner. In April 2021, our compensation committee and our limited partners approved an amendment to the LTIP increasing the number of common units available for issuance from 11.9 million to 13.7 million. The LTIP primarily consists of phantom units. The estimated units remaining available under the LTIP at December 31, 2021 totaled approximately 2.4 million. The awards include: (i) performance-based awards issued to certain officers and other key employees (“performance-based awards”), (ii) time-based awards issued to certain officers and other key employees (“time-based awards,” and together with performance-based awards, “employee awards”) and (iii) awards issued to independent members of our board (“director awards”) that may be deferred and if deferred may be paid in cash. All of the awards include distribution equivalent rights, except non-deferred director awards.

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

Payouts for performance-based awards are subject to the attainment of a financial metric. Additionally, the 2019 performance-based awards, which vested on December 31, 2021, were subject to an adjustment for our total unitholder return (the “TUR adjustment”), and the fair value of these awards was adjusted for the fair value of the TUR adjustment. The TUR adjustment is based on our total unitholder return at the end of the three-year vesting period of the awards in relation to the total unitholder returns of certain peer entities. The financial metric for the performance-based awards is our distributable cash flow per unit excluding commodity-related activities for the last year of the three-year vesting period as compared to established threshold, target and stretch levels. The payouts for the performance-related component of the awards can range from 0%, for results below threshold, up to 200%, for actual results at stretch or above. Payouts related to time-based awards are based solely on the completion of the requisite service period by the employee and contain no provisions that provide for a payout other than the original number of units awarded and the associated distribution equivalents.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
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

	Performance-Based Awards		Time-Based Awards		Total Awards
	Number of Unit Awards	Weighted Average Fair Value	Number of Unit Awards	Weighted Average Fair Value	Number of Unit Awards	Weighted Average Fair Value
Non-vested units - 1/1/2021	340,164	$62.35	353,544	$61.07	693,708	$61.70
Units granted during 2021	281,823	$40.85	301,873	$40.99	583,696	$40.92
Units vested during 2021	(161,484)	$63.62	(168,204)	$60.76	(329,688)	$62.16
Units forfeited during 2021	(14,578)	$51.23	(16,699)	$50.92	(31,277)	$51.06
Non-vested units - 12/31/21	445,925	$48.66	470,514	$48.67	916,439	$48.67

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
The table below summarizes the total non-vested unit awards outstanding, including estimated targeted financial performance adjustments, to determine our total equity-based liability accrual.

Grant Date	Non-Vested Unit Awards	Performance Adjustment to Unit Awards	Total Unit Award Accrual	Vesting Date	Unrecognized Compensation Expense (in millions)(a)
Performance-based awards:
2020 awards	171,400	(51,420)	119,980	12/31/2022	$2.4
2021 awards	274,525	68,631	343,156	12/31/2023	9.3
Time-based awards:
2022 vesting date	178,911	—	178,911	12/31/2022	3.7
2023 vesting date	291,603	—	291,603	12/31/2023	8.3
Total	916,439	17,211	933,650		$23.7

(a) Unrecognized compensation expense will be recognized over the remaining vesting period of the awards.

Weighted Average Fair Value

The weighted average fair value of awards granted during 2019, 2020 and 2021 was as follows:

	Performance-Based Awards		Time-Based Awards
	Number of Unit Awards	Weighted Average Fair Value	Number of Unit Awards	Weighted Average Fair Value
Units granted during 2019	182,834	$63.65	195,031	$62.91
Units granted during 2020	189,632	$61.16	198,450	$61.18
Units granted during 2021	281,823	$40.85	301,873	$40.99

Vested Unit Awards

The table below sets forth the numbers and values of units that vested in each of the three years ended December 31, 2021. The vested common units include adjustments for above-target financial and market performance.

Vesting Date	Vested Common Units	Fair Value of Unit Awards on Vesting Date (in millions)	Intrinsic Value of Unit Awards on Vesting Date (in millions)
12/31/2019	436,629	$31.0	$27.5
12/31/2020	235,127	$15.2	$10.0
12/31/2021	316,336	$19.3	$14.7

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
Cash Flow Effects of LTIP Settlements

The difference between the common units issued to the participants and the total number of unit awards vested primarily represents the tax withholdings associated with the award settlement, which we pay in cash.

Settlement Date	Number of Common Units Issued, Net of Tax Withholdings	Tax Withholdings and Other Cash Payments (in millions)	Employer Taxes (in millions)	Total Cash Payments (in millions)
January 2019	199,792	$9.8	$0.9	$10.7
January 2020	275,093	$14.7	$1.3	$16.0
January 2021	150,435	$6.2	$0.7	$6.9

Compensation Expense Summary

Equity-based incentive compensation expense for 2019, 2020 and 2021, primarily recorded as G&A expense on our consolidated statements of income, was as follows (in millions):

	Year Ended December 31,
	2019	2020	2021
Performance awards	$17.9	$3.1	$11.2
Time-based awards	$6.1	$8.9	$10.6
Total	$24.0	$12.0	$21.8

14.    Derivative Financial Instruments

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

In January 2019, upon issuance of $500.0 million of 4.85% notes due 2049, we terminated and settled treasury lock agreements that we had previously entered into to protect against the variability of interest payments on this anticipated debt issuance for a loss of $8.0 million, which was included in our statements of cash flows as a net payment on financial derivatives. These agreements were accounted for as cash flow hedges. The loss was recorded to other comprehensive income (loss) and will be recognized into earnings as an adjustment to our periodic interest expense over the life of the associated notes.

Commodity Derivatives

Our gas liquids blending activities produce gasoline, and we can reasonably estimate the timing and quantities of sales of these products. We use a combination of exchange-traded and over-the-counter commodity derivatives contracts and forward physical purchase and sale contracts to help manage commodity price changes and mitigate the risk of decline in the product margin realized from our gas liquids blending activities. Further, certain of our other commercial operations and marketing activities involve petroleum products inventories, and we also use derivatives contracts to hedge against price changes for some of these inventories.

Forward physical purchase and sale contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting, whereby changes in the mark-to-market values of such contracts are not recognized in income, rather the revenues and costs associated with such transactions are recognized during

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
the period when commodities are physically delivered or received. Physical forward commodity contracts subject to this exception are evaluated for the probability of future delivery and are periodically tested once the forecasted period has passed to determine whether similar forward contracts are probable of physical delivery in the future.

We record the effective portion of the gains or losses for commodity-based derivative contracts designated as fair value hedges as adjustments to the assets being hedged and the ineffective portions as well as amounts excluded from the assessment of hedge effectiveness as adjustments to other income or expense. We recognize the change in fair value of economic hedges that hedge against changes in the price of petroleum products that we expect to sell or purchase in the future currently in earnings as adjustments to product sales revenue, cost of product sales, or operating expenses, as applicable.

Our open futures contracts at December 31, 2021 were as follows:

Type of Contract/ Accounting Methodology	Product Represented by the Contract and Associated Barrels	Maturity Dates
Commodity derivatives contract - Economic hedges	3.3 million barrels of refined products and crude oil	Between January and November 2022
Commodity derivatives contract - Economic hedges	0.6 million barrels of gas liquids	Between January and April 2022

Commodity Derivatives Contracts and Deposits Offsets

At December 31, 2020 and 2021, we had made margin deposits of $34.2 million and $46.3 million, respectively, for our commodity derivatives contracts with our counterparties, which were recorded as current assets under commodity derivatives deposits on our consolidated balance sheets. We have the right to offset the combined fair values of our open derivatives contracts against our margin deposits under a master netting arrangement for each counterparty; however, we have elected to present the combined fair values of our open derivatives contracts separately from the related margin deposits on our consolidated balance sheets. Additionally, we have the right to offset the fair values of our derivatives contracts together for each counterparty, which we have elected to do, and we report the combined net balances on our consolidated balance sheets. A schedule of the derivative amounts we have offset and the deposit amounts we could offset under master netting arrangements are provided below as of December 31, 2020 and 2021 (in millions):

Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Assets Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheets	Net Asset Amount(1)
As of December 31, 2020	$(21.7)	$1.2	$(20.5)	$34.2	$13.7
As of December 31, 2021	$(22.3)	$5.1	$(17.2)	$46.3	$29.1

(1) Amount represents the maximum loss we would incur if all of our counterparties failed to perform on their derivative contracts.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
Basis Derivative Agreement
During 2019, we entered into a basis derivative agreement with a joint venture co-owner’s affiliate, and, contemporaneously, that affiliate entered into an intrastate transportation services agreement with the joint venture. Settlements under the basis derivative agreement are determined based on the basis differential of crude oil prices at different market locations and a notional volume of 30,000 barrels per day. As a result, we account for this agreement as a derivative. The agreement will expire in early 2022. We recognize the changes in fair value of this agreement based on forward price curves for crude oil in West Texas and the Houston Gulf Coast in other operating income (expense) in our consolidated statements of income. The liability for this agreement at December 31, 2020 and 2021, respectively, was $10.2 million and $1.5 million.

Impact of Derivatives on Our Financial Statements
Comprehensive Income
The changes in derivative activity included in AOCL for the years ended December 31, 2019, 2020 and 2021 were as follows (in millions):

	Year Ended December 31,
Derivative Losses Included in AOCL	2019	2020	2021
Beginning balance	$(26.5)	$(49.0)	$(55.0)
Net loss on cash flow hedges	(25.2)	(9.5)	—
Reclassification of net loss on cash flow hedges to income	2.7	3.5	3.5
Ending balance	$(49.0)	$(55.0)	$(51.5)

The following is a summary of the effect on our consolidated statements of income for the years ended December 31, 2019, 2020 and 2021 of derivatives that were designated as cash flow hedges (in millions):

	Interest Rate Contracts
	Amount of Loss Recognized in AOCL on Derivatives	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income

Year Ended December 31, 2019	$(25.2)	Interest expense	$(2.7)
Year Ended December 31, 2020	$(9.5)	Interest expense	$(3.5)
Year Ended December 31, 2021	$—	Interest expense	$(3.5)

As of December 31, 2021, the net loss estimated to be classified to interest expense over the next twelve months from AOCL is approximately $3.5 million. This amount relates to the amortization of losses on interest rate contracts over the life of the related debt instruments.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
The following table provides a summary of the effect on our consolidated statements of income for the years ended December 31, 2019, 2020 and 2021 of derivatives that were not designated as hedging instruments (in millions):

		Amount of Gain (Loss) Recognized on Derivatives
		Year Ended December 31,
Derivative Instrument	Location of Gain (Loss) Recognized on Derivatives	2019	2020	2021
Commodity derivatives contracts	Product sales revenue	$(66.5)	$53.2	$(143.2)
Commodity derivatives contracts	Cost of product sales	(0.2)	0.3	21.1
Basis derivative agreement	Other operating income (expense)	(10.2)	(4.3)	(5.6)
	Total	$(76.9)	$49.2	$(127.7)
The impact of the derivatives in the above table was reflected as cash from operations on our consolidated statements of cash flows.

Balance Sheets

The following tables provide a summary of the fair value of derivatives, which are presented on a net basis in our consolidated balance sheets, that were not designated as hedging instruments as of December 31, 2020 and 2021 (in millions):

	December 31, 2020
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity derivatives contracts	Commodity derivatives contracts, net	$0.1	Commodity derivatives contracts, net	$21.7
Commodity derivatives contracts	Other noncurrent assets	1.1	Other noncurrent liabilities	—
Basis derivative agreement	Other current assets	—	Other current liabilities	8.8
Basis derivative agreement	Other noncurrent assets	—	Other noncurrent liabilities	1.4
	Total	$1.2	Total	$31.9

	December 31, 2021
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity derivatives contracts	Commodity derivatives contracts, net	$5.1	Commodity derivatives contracts, net	$22.3
Basis derivative agreement	Other current assets	—	Other current liabilities	1.5
	Total	$5.1	Total	$23.8

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
15.    Fair Value Disclosures

Fair Value Methods and Assumptions - Financial Assets and Liabilities

We used the following methods and assumptions in estimating fair value of our financial assets and liabilities:

•Commodity derivatives contracts. These include exchange-traded and over-the-counter derivative contracts related to petroleum products. These contracts are carried at fair value on our consolidated balance sheets. The exchange-traded contracts are valued based on quoted prices in active markets, while the over-the-counter contracts are valued based on observable market data inputs including published commodity pricing data. See Note 14 – Derivative Financial Instruments for further disclosures regarding these contracts.

•Basis derivative agreement. During 2019, we entered into a basis derivative agreement with a joint venture co-owner’s affiliate, and, contemporaneously, that affiliate entered into an intrastate transportation services agreement with the joint venture. Settlements under the basis derivative agreement are determined based on the basis differential of crude oil prices at different market locations and a notional volume of 30,000 barrels per day (see Note 14 - Derivative Financial Instruments for further disclosures regarding this agreement). The fair value of this derivative was calculated based on observable market data inputs, including published commodity pricing data and market interest rates. The key inputs in the fair value calculation include the forward price curves for crude oil, the implied forward correlation in crude oil prices between West Texas and the Houston Gulf Coast, and the implied forward volatility for crude oil futures contracts.

•Long-term receivables. These include payments receivable under a sales-type leasing arrangement and cost reimbursement agreements. These receivables were recorded at fair value on our consolidated balance sheets, using then-current market rates to estimate the present value of future cash flows.

•Contractual obligations. At December 31, 2021, these primarily included a long-term contractual obligation we entered into in connection with the 2020 sale of three marine terminals to a subsidiary of Buckeye Partners, L.P. (“Buckeye”). This obligation requires us to perform certain environmental remediation work on Buckeye’s behalf at the New Haven, Connecticut terminal.  This contractual obligation was recorded at fair value on our consolidated balance sheets upon initial recognition and was calculated using our best estimate of potential outcome scenarios to determine our liability for the remediation costs required in this agreement.

•Debt. The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2020 and 2021; however, where recent observable market trades were not available, prices were determined using adjustments to the last traded value for that debt issuance or by adjustments to the prices of similar debt instruments of peer entities that are actively traded. The carrying amount of borrowings, if any, under our revolving credit facility and our commercial paper program approximates fair value due to the frequent repricing of these obligations.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
Fair Value Measurements - Financial Assets and Liabilities

The following tables summarize the carrying amounts, fair values and fair value measurements recorded or disclosed as of December 31, 2020 and 2021, based on the three levels established by ASC 820; Fair Value Measurements and Disclosures (in millions):

			Fair Value Measurements as of December 31, 2020 using:
Assets (Liabilities)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives contracts	$(20.5)	$(20.5)	$(20.5)	$—	$—
Basis derivative agreement	$(10.2)	$(10.2)	$—	$(10.2)	$—
Long-term receivables	$22.8	$22.8	$—	$—	$22.8
Contractual obligations	$(11.2)	$(11.2)	$—	$—	$(11.2)
Debt	$(4,978.7)	$(5,880.9)	$—	$(5,880.9)	$—

			Fair Value Measurements as of December 31, 2021 using:
Assets (Liabilities)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives contracts	$(17.2)	$(17.2)	$(18.6)	$1.4	$—
Basis derivative agreement	$(1.5)	$(1.5)	$—	$(1.5)	$—
Long-term receivables	$10.1	$10.1	$—	$—	$10.1
Contractual obligations	$(9.8)	$(9.8)	$—	$—	$(9.8)
Debt	$(5,088.8)	$(5,711.5)	$—	$(5,711.5)	$—

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
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

Butane Blending Patent Infringement Proceeding

On October 4, 2017, Sunoco Partners Marketing & Terminals L.P. (“Sunoco”) brought an action for patent infringement in the U.S. District Court for the District of Delaware alleging Magellan Midstream Partners, L.P. (“Magellan”) and Powder Springs Logistics, LLC (“Powder Springs”) are infringing patents relating to butane blending at the Powder Springs facility located in Powder Springs, Georgia. Sunoco subsequently submitted pleadings alleging that Magellan is also infringing various patents related to butane blending at eight Magellan facilities, in addition to Powder Springs. Sunoco sought monetary damages, attorneys’ fees and a permanent injunction enjoining Powder Springs from infringing the subject patents. We have vigorously defended against all claims asserted by Sunoco. A jury trial concluded on December 6, 2021, at which the jury found Magellan willfully infringed the three patents in suit and awarded damages of approximately $9.4 million against Magellan relating to the eight Magellan facilities at issue. The jury further found that Powder Springs willfully infringed the one patent at issue relating to the Powder Springs facility and awarded approximately $2.8 million against Magellan and Powder Springs relating to that facility. Sunoco requested that the the court enhance the damages award based upon the jury’s finding of willfulness, and that the court award additional damages and pre- and post-judgment interest. Magellan and Powder Springs have filed post-trial pleadings opposing Sunoco’s request for enhanced damages and to otherwise challenge the finding of liability and willfulness. The final determination of the trial court is subject to potential future appeals by either or both parties to the litigation.The amounts we have accrued in relation to the claims are immaterial, and although it is not possible to predict the ultimate outcome, we believe the final resolution of this matter will not have a material adverse impact on our results of operations, financial position or cash flows.

Environmental Liabilities

Liabilities recognized for estimated environmental costs were $13.5 million and $9.8 million at December 31, 2020 and December 31, 2021, respectively. We have classified environmental liabilities as current or noncurrent based on management’s estimates regarding the timing of actual payments. Environmental expenses recognized as a result of changes in our environmental liabilities are included in operating expenses on our consolidated statements of income. Environmental expenses were $3.8 million, $3.4 million and $3.2 million for the years ended December 31, 2019, 2020 and 2021, respectively.

Other

In first quarter 2020, we entered into a long-term contractual obligation in connection with the sale of three marine terminals to Buckeye.  This obligation requires us to perform certain environmental remediation work on Buckeye’s behalf in New Haven, Connecticut.  At December 31, 2020 our consolidated balance sheets included a current liability of $0.6 million and a noncurrent liability of $10.2 million, and as of December 31, 2021, our

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
consolidated balance sheets reflected a current liability of $0.5 million and a noncurrent liability of $8.9 million, reflecting the fair values of these obligations.

We have entered into an agreement to guarantee our 50% pro rata share, up to $25.0 million, of contractual obligations under Powder Springs’ credit facility. As of December 31, 2020 and 2021, our consolidated balance sheets reflected a $0.4 million other current liability and a corresponding increase in our investment in non-controlled entities on our consolidated balance sheets to reflect the fair value of this guarantee.

We and the non-controlled entities in which we own an interest are a party to various other claims, legal actions and complaints. While the results cannot be predicted with certainty, management believes the ultimate resolution of these claims, legal actions and complaints after consideration of amounts accrued, insurance coverage or other indemnification arrangements will not have a material adverse effect on our business.

17.    Concentration of Risks

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

As of December 31, 2021, we had 1,715 employees, primarily concentrated in the central and Gulf Coast regions of the U.S. There were 854 employees assigned to our refined products segment, 253 employees assigned to our crude oil segment and 526 employees assigned to provide G&A services.  We also had 82 employees assigned to our discontinued operations. Approximately 13% of our employees are represented by the United Steel Workers and covered by a collective bargaining agreement that expired at the end of January 2022.

18.    Related Party Transactions

Stacy Methvin is an independent member of our general partner’s board of directors and also serves as a director of one of our customers.  We received tariff, terminalling and other ancillary revenue from this customer of $29.6 million, $37.4 million and $65.2 million for the periods ending December 31, 2019, 2020 and 2021, respectively. We recorded a receivable of $3.9 million and $5.4 million from this customer at December 31, 2020 and 2021, respectively.  We occasionally have transmix settlements with this customer as well. Additionally, we received storage and other miscellaneous revenue of $0.5 million for the period ending December 31, 2020 and $0.3 million for the period ending December 31, 2021 from a subsidiary of a separate company for which Stacy Methvin served as a director until August 31, 2021.

See Note 7 – Investments in Non-Controlled Entities and Note 11 – Leases for a discussion of transactions with our joint ventures.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
19.    Partners’ Capital and Distributions

Partners’ Capital

Our board authorized the repurchase of up to $1.5 billion of our common units through 2024. The timing, price and actual number of common units repurchased will depend on a number of factors including our expected expansion capital spending needs, excess cash available, balance sheet metrics, legal and regulatory requirements, market conditions and the trading price of our common units. The repurchase program does not obligate us to acquire any particular amount of common units, and the repurchase program may be suspended or discontinued at any time.

The following table details the changes in the number of our common units outstanding from January 1, 2019 through December 31, 2021:

Common units outstanding on January 1, 2019	228,195,160
February 2019—Settlement of employee LTIP awards	199,792
During 2019—Other(1)	8,476
Common units outstanding on December 31, 2019	228,403,428
Units repurchased during 2020	(5,568,260)
February 2020—Settlement of employee LTIP awards	275,093
During 2020—Other(1)	9,550
Common units outstanding on December 31, 2020	223,119,811
Units repurchased during 2021	(10,894,828)
January 2021—Settlement of employee LTIP awards	150,435
During 2021—Other(1)	12,572
Common units outstanding on December 31, 2021	212,387,990
(1)Common units issued to settle the equity-based retainer paid to independent directors of our general partner.

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
•right to elect the members of our board;
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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
Distributions

Distributions we paid during 2019, 2020 and 2021 were as follows (in millions, except per unit amounts):

Payment Date	Per Unit Distribution Amount	Total Distribution
2/14/2019	$0.9975	$227.8
5/15/2019	1.0050	229.5
8/14/2019	1.0125	231.3
11/14/2019	1.0200	233.0
Total	$4.0350	$921.6

2/14/2020	$1.0275	$234.8
5/15/2020	1.0275	231.2
8/14/2020	1.0275	231.2
11/13/2020	1.0275	229.9
Total	$4.1100	$927.1

2/12/2021	$1.0275	$229.4
5/14/2021	1.0275	229.0
8/13/2021	1.0275	226.6
11/12/2021	1.0375	221.4
Total	$4.1200	$906.4

20.     Subsequent Events

Recognizable events

No recognizable events have occurred subsequent to December 31, 2021.
Non-recognizable events

On January 25, 2022, Michael N. Mears notified the partnership of his decision to retire from his positions of President, Chief Executive Officer and Chairman of the Board of Directors effective on April 30, 2022. Our board elected Barry R. Pearl, currently the independent Lead Director, as Chairman of the Board and also elected Aaron L. Milford as Chief Executive Officer and President effective May 1, 2022. Mr. Milford currently serves as Chief Operating Officer and has served in such capacity since 2019. He served as Senior Vice President and Chief Financial Officer from 2015 to 2019 and various positions of increasing responsibility since joining us and our predecessor in 1995.

Approximately 13% of our employees are represented by the United Steel Workers and covered by a collective bargaining agreement that expired at the end of January 2022. We are operating under a 24-hour rolling extension of this agreement while negotiations for a new agreement continue.

On February 14, 2022, we paid distributions of $1.0375 per unit on our outstanding common units to unitholders of record at the close of business on February 7, 2022.

Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows (in millions, except per unit amounts):

2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$748.3	$439.5	$576.4	$557.8
Total costs and expenses	$476.3	$280.3	$353.1	$360.6
Operating margin	$411.2	$293.4	$365.6	$349.2
Income from continuing operations	$276.0	$129.9	$204.7	$177.5
Income from discontinued operations	$11.7	$3.9	$6.9	$6.4
Net income	$287.7	$133.8	$211.6	$183.9
Basic net income per common unit	$1.26	$0.59	$0.94	$0.82
Diluted net income per common unit	$1.26	$0.59	$0.94	$0.82

2021
Revenue	$631.1	$653.6	$639.1	$809.3
Total costs and expenses	$398.8	$429.3	$400.4	$555.4
Operating margin	$371.6	$375.2	$385.7	$408.1
Income from continuing operations	$212.7	$264.9	$221.3	$233.4
Income from discontinued operations	$8.6	$15.5	$15.3	$10.3
Net income	$221.3	$280.4	$236.6	$243.7
Basic net income per common unit	$0.99	$1.26	$1.08	$1.14
Diluted net income per common unit	$0.99	$1.26	$1.08	$1.14

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. We performed this evaluation under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our general partner’s CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed so that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

*(j)
Amendment No. 2 dated January 25, 2022 to Third Amended and Restated Limited Liability Company Agreement of Magellan GP, LLC dated September 28, 2009 (filed as Exhibit 3.1 to Form 8-K filed January 31, 2022).

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

*(m)	Eleventh Supplemental Indenture dated as of May 20, 2020 between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Form 8-K filed May 20, 2020).

*(n)	Description of Securities (filed as Exhibit 4(o) to Form 10-K filed February 18, 2020).

Exhibit 10

*(a)	Amended and Restated Magellan Midstream Partners Long-Term Incentive Plan dated January 26, 2021 (filed as Exhibit 10(a) to Form 10-K filed February 18, 2021).

*(b)	Amendment No. 1 dated April 1, 2021 to Magellan Midstream Partners Long-Term Incentive Plans (filed as Exhibit 10.2 to Form 10-Q filed April 29, 2021).

Exhibit No.	Description

(c)	Description of Magellan 2022 Annual Incentive Program.

(d)	Magellan GP, LLC Non-Management Director Compensation Program effective January 1, 2022.

*(e)	Amended and Restated Director Deferred Compensation Plan effective January 28, 2014 (filed as Exhibit 10(d) to Form 10-K filed February 24, 2014).

*(f)
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

*(g)
First Amendment to Second Amended and Restated Credit Agreement dated as of May 17, 2019 among Magellan Midstream Partners, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (filed as Exhibit 10.2 to Form 8-K filed May 22, 2019).

*(h)	Magellan Midstream Holdings GP, LLC Executive Severance Pay Plan and Summary Plan Description, amended and restated effective April 1, 2021 (filed as Exhibit 10.1 to Form 10-Q filed April 29, 2021).

(i)	Form of 2022 Performance Based Phantom Unit Agreement for awards granted pursuant to the Magellan Midstream Partners Long-Term Incentive Plan.

(j)	Form of 2022 Retention Phantom Unit Agreement for awards granted pursuant to the Magellan Midstream Partners Long-Term Incentive Plan.

*(k)	Form of Commercial Paper Dealer Agreement between Magellan Midstream Partners, L.P., as Issuer, and the Dealer party thereto (filed as Exhibit 10.1 to Form 8-K filed April 22, 2014).

*(l)
Form of Indemnification Agreement by and among Magellan Midstream Partners, L.P., Magellan GP, LLC and the directors and officers of Magellan GP, LLC (filed as Exhibit 10.1 to Form 10-Q filed November 3, 2015).

*(m)	Equity Purchase Agreement between Magellan OLP, L.P., as Seller, and Buckeye Partners, L.P., as Buyer, dated June 9, 2021 (filed as Exhibit 10.1 to Form 10-Q filed July 29, 2021).

(n)	Retention Agreement dated January 31, 2020 between Magellan Midstream Holdings GP, LLC and Melanie Little.

*(o)	Retirement Agreement dated January 28, 2022 between Michael N. Mears and Magellan GP, LLC (filed as Exhibit 10.1 to Form 8-K filed January 31, 2022).

Exhibit 14

*(a)	Code of Ethics dated February 1, 2011 by Michael N. Mears, principal executive officer (filed as Exhibit 14(a) to Form 10-K filed February 25, 2011).

*(b)	Code of Ethics dated May 1, 2019 by Jeff L. Holman, principal financial and accounting officer (filed as Exhibit 14(b) to Form 10-K filed February 18, 2020).

Exhibit 21	Subsidiaries of Magellan Midstream Partners, L.P.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 31

(a)	Certification of Michael N. Mears, principal executive officer.

(b)	Certification of Jeff Holman, principal financial officer.

Exhibit 32

(a)	Section 1350 Certification of Michael N. Mears, Chief Executive Officer.

(b)	Section 1350 Certification of Jeff Holman, Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
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
Date: February 17, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL N. MEARS	Chairman of the Board and Principal Executive Officer of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 17, 2022
Michael N. Mears

/s/ JEFF HOLMAN	Principal Financial and Accounting Officer of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 17, 2022
Jeff Holman

/s/ WALTER R. ARNHEIM	Director of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 17, 2022
Walter R. Arnheim

/s/ ROBERT G. CROYLE	Director of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 17, 2022
Robert G. Croyle

/s/ LORI A. GOBILLOT	Director of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 17, 2022
Lori A. Gobillot

/s/ EDWARD J. GUAY	Director of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 17, 2022
Edward J. Guay

/s/ CHANSOO JOUNG	Director of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 17, 2022
Chansoo Joung

/s/ STACY P. METHVIN	Director of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 17, 2022
Stacy P. Methvin

/s/ JAMES R. MONTAGUE	Director of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 17, 2022
James R. Montague

/s/ BARRY R. PEARL	Director of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 17, 2022
Barry R. Pearl