Form 10-Q
period 2022-03-31
Magellan Midstream Partners, L.P.
filed 2022-05-05
CIK 1126975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Yes  ☐    No  ☒
As of May 4, 2022, there were 211,561,364 common units outstanding.

TABLE OF CONTENTS
PART I
FINANCIAL INFORMATION

Forward-Looking Statements

Except for statements of historical fact, all statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may be identified by words like “anticipates,” “believes,” “cause,” “continue,” “could,” “depend,” “develop,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “have,” “impact,” “implement,” “increase,” “intends,” “lead,” “maintain,” “may,” “might,” “plans,” “potential,” “possible,” “projected,” “reduce,” “remain,” “result,” “scheduled,” “seek,” “should,” “will,” “would” and other similar words or expressions. The absence of such words or expressions does not necessarily mean the statements are not forward-looking. Although we believe our forward-looking statements are reasonable, statements made regarding future results are not guarantees of future performance and are subject to numerous assumptions, uncertainties and risks that are difficult to predict, including those described in Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K. Actual outcomes and results may be materially different from the results stated or implied in such forward-looking statements included in this report. You should not put any undue reliance on any forward-looking statement.

The following are among the important factors that could cause future results to differ materially from any expected, projected, forecasted or estimated amounts, events or circumstances we have discussed in this report:

•changes in demand for refined products, crude oil or liquefied petroleum gases (“LPGs”);
•price fluctuations for refined products, crude oil or LPGs and expectations about future prices for these products;
•changes in the production of crude oil in the basins served by our pipelines or terminals;
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
•development and increasing use of alternative sources of energy, including but not limited to electric and battery-powered motors, natural gas, hydrogen and renewable fuels such as ethanol, biodiesel and renewable diesel, as well as increased conservation or fuel efficiency and regulatory or technological developments that could affect demand for our services;
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
•changes in supply and demand patterns for our facilities due to geopolitical events, the activities of the Organization of the Petroleum Exporting Countries (“OPEC”) and other non-OPEC oil producing countries with large production capacity;
•changes in United States (“U.S.”) trade policies or in laws governing the importing or exporting of petroleum products;
•our ability to manage interest rate and commodity price exposures;
•changes in our tariff rates or other terms of service required by the Federal Energy Regulatory Commission or state regulatory agencies;
•shut-downs or cutbacks at refineries, oil fields, petrochemical plants or other customers or businesses that use or supply our assets;
•the effect of weather patterns or other natural phenomena, including climate change, on our operations and demand for our services;
•an increase in the competition our operations encounter, including the effects of capacity over-build in the areas where we operate;

•the occurrence of wars, natural disasters, epidemics, terrorism, cyberattacks, sabotage, protests, activism, operational hazards, equipment failures, system failures or other unforeseen interruptions, as well as global and domestic repercussions from and any government responses to any such events;
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
•our ability to successfully execute our capital allocation priorities, including unit repurchases, with acceptable expected returns;
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
•petroleum products supply disruptions whether due to international military conflicts or otherwise; and
•other factors and uncertainties inherent in the transportation, storage and distribution of petroleum products and the operation, acquisition and construction of assets related to such activities.

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

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per unit amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2022
Transportation and terminals revenue	$412.0	$422.9
Product sales revenue	213.7	246.1
Affiliate management fee revenue	5.4	5.7
Total revenue	631.1	674.7
Costs and expenses:
Operating	127.3	124.2
Cost of product sales	170.9	243.4
Depreciation, amortization and impairment	54.6	57.7
General and administrative	46.0	62.8
Total costs and expenses	398.8	488.1
Other operating income (expense)	(0.4)	(2.0)
Earnings of non-controlled entities	39.1	35.4
Operating profit	271.0	220.0
Interest expense	57.0	57.3
Interest capitalized	(0.5)	(0.4)
Interest income	(0.1)	(0.1)
Gain on disposition of assets	—	(0.2)
Other (income) expense	1.1	0.6
Income from continuing operations before provision for income taxes	213.5	162.8
Provision for income taxes	0.8	0.8
Income from continuing operations	212.7	162.0
Income from discontinued operations	8.6	3.5
Net income	$221.3	$165.5

Earnings per common unit
Basic:
Continuing operations	$0.95	$0.76
Discontinued operations	0.04	0.02
Net income per common unit	$0.99	$0.78
Weighted average number of common units outstanding	223.6	212.9

Diluted:
Continuing operations	$0.95	$0.76
Discontinued operations	0.04	0.02
Net income per common unit	$0.99	$0.78
Weighted average number of common units outstanding	223.6	212.9
See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended March 31,
	2021	2022
Net income	$221.3	$165.5
Other comprehensive income:
Derivative activity:
Reclassification of net loss on cash flow hedges to income	0.9	0.9
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Recognition of actuarial loss amortization in income	1.6	1.2
Total other comprehensive income	2.5	2.1
Comprehensive income	$223.8	$167.6

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31, 2021	March 31, 2022
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$2.0	$4.6
Trade accounts receivable	135.2	129.8
Other accounts receivable	34.6	35.0
Inventory	281.1	308.2
Commodity derivatives contracts, net	1.4	3.1
Commodity derivatives deposits	46.3	130.8
Assets held for sale	299.5	304.0
Other current assets	43.1	35.7
Total current assets	843.2	951.2
Property, plant and equipment	8,045.9	8,081.9
Less: accumulated depreciation	2,141.2	2,195.4
Net property, plant and equipment	5,904.7	5,886.5
Investments in non-controlled entities	980.8	978.6
Right-of-use asset, operating leases	174.2	168.3
Long-term receivables	10.1	9.8
Goodwill	50.1	50.1
Other intangibles (less accumulated amortization of $11.9 and $12.6 at December 31, 2021 and March 31, 2022, respectively)	43.2	42.5
Restricted cash	7.0	6.7
Other noncurrent assets	16.7	17.3
Total assets	$8,030.0	$8,111.0

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$109.5	$98.0
Accrued payroll and benefits	74.9	43.9
Accrued interest payable	59.0	50.0
Accrued taxes other than income	76.5	51.7
Deferred revenue	92.5	106.4
Accrued product liabilities	153.5	126.6
Commodity derivatives contracts, net	18.6	50.5
Current portion of operating lease liability	25.8	30.7
Liabilities held for sale	15.8	23.5
Other current liabilities	53.5	54.5
Total current liabilities	679.6	635.8
Long-term debt, net	5,088.8	5,317.2
Long-term operating lease liability	147.3	138.5
Long-term pension and benefits	145.0	145.8
Other noncurrent liabilities	69.5	71.0
Commitments and contingencies
Partners’ capital:
Common unitholders (212.4 units and 211.6 units outstanding at December 31, 2021 and March 31, 2022, respectively)	2,054.8	1,955.6
Accumulated other comprehensive loss	(155.0)	(152.9)
Total partners’ capital	1,899.8	1,802.7
Total liabilities and partners’ capital	$8,030.0	$8,111.0
See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2021	2022
Operating Activities:
Net income	$221.3	$165.5
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(8.6)	(3.5)
Depreciation, amortization and impairment expense	54.6	57.7
Gain on disposition of assets	—	(0.2)
Earnings of non-controlled entities	(39.1)	(35.4)
Distributions from operations of non-controlled entities	51.4	38.4
Equity-based incentive compensation expense	4.7	14.4
Settlement cost, amortization of prior service credit and actuarial loss	1.6	1.2
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	(31.3)	5.0
Inventory	(46.5)	(27.1)
Accounts payable	10.1	(9.3)
Accrued payroll and benefits	(12.3)	(31.0)
Accrued interest payable	(9.0)	(9.0)
Accrued taxes other than income	(19.9)	(24.8)
Accrued product liabilities	58.9	(26.9)
Deferred revenue	(0.6)	13.9
Other current and noncurrent assets and liabilities	(7.1)	(36.3)
Net cash provided by operating activities of continuing operations	228.2	92.6
Net cash provided by operating activities of discontinued operations	12.2	7.8
Net cash provided by operating activities	240.4	100.4
Investing Activities:
Additions to property, plant and equipment, net(1)	(29.7)	(44.9)
Proceeds from sale and disposition of assets	0.7	0.2
Investments in non-controlled entities	(1.9)	(0.8)
Net cash used by investing activities of continuing operations	(30.9)	(45.5)
Net cash used by investing activities of discontinued operations	(0.3)	(1.1)
Net cash used by investing activities	(31.2)	(46.6)
Financing Activities:
Distributions paid	(229.4)	(220.6)
Repurchases of common units	—	(50.0)
Net borrowings under revolver	17.0	228.0
Payments associated with settlement of equity-based incentive compensation	(6.2)	(8.9)
Net cash used by financing activities	(218.6)	(51.5)
Change in cash, cash equivalents and restricted cash	(9.4)	2.3
Cash, cash equivalents and restricted cash at beginning of period	22.4	9.0
Cash, cash equivalents and restricted cash at end of period	$13.0	$11.3
Supplemental non-cash investing activities:
(1) Additions to property, plant and equipment	$(20.4)	$(39.4)
Changes in accounts payable and other current liabilities related to capital expenditures	(9.3)	(5.5)
Additions to property, plant and equipment, net	$(29.7)	$(44.9)
See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited, in millions)

	Common Unitholders	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance, January 1, 2021	$2,487.0	$(183.2)	$2,303.8
Comprehensive income:
Net income	221.3	—	221.3
Total other comprehensive income	—	2.5	2.5
Total comprehensive income	221.3	2.5	223.8
Distributions	(229.4)	—	(229.4)
Equity-based incentive compensation expense	4.7	—	4.7
Issuance of common units in settlement of equity-based incentive plan awards	0.5	—	0.5
Payments associated with settlement of equity-based incentive compensation	(6.2)	—	(6.2)
Other	(0.2)	—	(0.2)
Three Months Ended March 31, 2021	$2,477.7	$(180.7)	$2,297.0

Balance, January 1, 2022	$2,054.8	$(155.0)	$1,899.8
Comprehensive income:
Net income	165.5	—	165.5
Total other comprehensive income	—	2.1	2.1
Total comprehensive income	165.5	2.1	167.6
Distributions	(220.6)	—	(220.6)
Repurchase of common units	(50.0)	—	(50.0)
Equity-based incentive compensation expense	14.4	—	14.4
Issuance of common units in settlement of equity-based incentive plan awards	0.7	—	0.7
Payments associated with settlement of equity-based incentive compensation	(8.9)	—	(8.9)
Other	(0.3)	—	(0.3)
Three Months Ended March 31, 2022	$1,955.6	$(152.9)	$1,802.7

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization, Description of Business and Basis of Presentation

Organization

Unless indicated otherwise, the terms “our,” “we,” “us” and similar language refer to Magellan Midstream Partners, L.P. together with its subsidiaries. Magellan Midstream Partners, L.P. is a Delaware limited partnership, and our common units are traded on the New York Stock Exchange under the ticker symbol “MMP.” Magellan GP, LLC, a wholly owned Delaware limited liability company, serves as our general partner. The board of directors of our general partner is referred to herein as our “board.”

Description of Business

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of March 31, 2022, our asset portfolio, excluding assets associated with discontinued operations, consisted of:

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

•LPGs are liquids produced as by-products of the crude oil refining process and in connection with natural gas production. LPGs include gas liquids such as butane, natural gasoline and propane;

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of Presentation

In the opinion of management, our accompanying consolidated financial statements which are unaudited, except for the consolidated balance sheet as of December 31, 2021, which is derived from our audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2022, the results of operations for the three months ended March 31, 2021 and 2022 and cash flows for the three months ended March 31, 2021 and 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 for several reasons. Profits from our gas liquids blending activities are realized largely during the first and fourth quarters of each year. Additionally, gasoline demand, which drives transportation volumes and revenues on our refined products pipeline system, generally trends higher during the summer driving months. Further, the volatility of commodity prices impacts the profits from our commodity activities and the volume of petroleum products we transport on our pipelines.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements in this report have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Discontinued Operations

In June 2021, we entered into an agreement to sell our independent terminals network comprised of 26 refined petroleum products terminals with approximately six million barrels of storage located primarily in the southeastern U.S. to Buckeye Partners, L.P. (“Buckeye”). The sale is expected to close upon the receipt of required regulatory approval. The related results of operations, financial position and cash flows have been classified as discontinued operations for all periods presented (see Note 2 – Discontinued Operations and Assets Held for Sale for additional details). Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to continuing operations.

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

2.Discontinued Operations and Assets Held for Sale

Summarized Results of Discontinued Operations

The following table provides the summarized results that have been reclassified from continuing operations to discontinued operations on the consolidated statements of income (in millions):

	Three Months Ended March 31,
	2021	2022
Transportation and terminals revenue	$13.1	$12.1
Product sales revenue	16.9	6.3
Total revenue	30.0	18.4
Costs and expenses:
Operating	3.4	3.8
Cost of product sales	13.9	10.5
Depreciation, amortization and impairment	3.5	—
General and administrative	0.6	0.6
Total costs and expenses	21.4	14.9
Income from discontinued operations	$8.6	$3.5
Summarized Assets and Liabilities of Discontinued Operations

The following table provides the summarized assets and liabilities classified as held for sale on the consolidated balance sheets (in millions):

	December 31, 2021	March 31, 2022
Assets:
Trade accounts receivable	$6.3	$5.9
Inventory	17.0	20.1
Net property, plant and equipment	272.0	274.0
Goodwill	2.7	2.7
Other assets	1.5	1.3
Total assets classified as held for sale	$299.5	$304.0

Liabilities:
Accounts payable	$3.7	$4.7
Accrued product liabilities	8.4	13.4
Other liabilities	3.7	5.4
Total liabilities classified as held for sale	$15.8	$23.5

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.Segment Disclosures

Our reportable segments are strategic business units that offer different products and services. Our segments are managed separately because each segment requires different marketing strategies and business knowledge. Management evaluates performance based on segment operating margin, which includes revenue from affiliates and third-party customers, intersegment transactions, operating expense, cost of product sales, other operating (income) expense and earnings of non-controlled entities.
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

	Three Months Ended March 31, 2021
	(in millions)
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$297.6	$116.2	$(1.8)	$412.0
Product sales revenue	184.5	29.2	—	213.7
Affiliate management fee revenue	1.6	3.8	—	5.4
Total revenue	483.7	149.2	(1.8)	631.1
Operating expense	91.5	39.2	(3.4)	127.3
Cost of product sales	140.8	30.1	—	170.9
Other operating (income) expense	(0.3)	0.7	—	0.4
Earnings of non-controlled entities	(9.2)	(29.9)	—	(39.1)
Operating margin	260.9	109.1	1.6	371.6
Depreciation, amortization and impairment expense	36.1	16.9	1.6	54.6
G&A expense	33.0	13.0	—	46.0
Operating profit	$191.8	$79.2	$—	$271.0

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2022
	(in millions)
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$309.5	$114.7	$(1.3)	$422.9
Product sales revenue	241.6	4.5	—	246.1
Affiliate management fee revenue	1.8	3.9	—	5.7
Total revenue	552.9	123.1	(1.3)	674.7
Operating expense	88.2	38.8	(2.8)	124.2
Cost of product sales	233.1	10.3	—	243.4
Other operating (income) expense	(0.1)	2.1	—	2.0
Earnings of non-controlled entities	(3.7)	(31.7)	—	(35.4)
Operating margin	235.4	103.6	1.5	340.5
Depreciation, amortization and impairment expense	39.6	16.6	1.5	57.7
G&A expense	45.7	17.1	—	62.8
Operating profit	$150.1	$69.9	$—	$220.0

4. Revenue

Statements of Income Disclosures

The following tables provide details of our revenue disaggregated by key activities that comprise our performance obligations by operating segment (in millions):

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2021
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$193.4	$55.0	$—	$248.4
Terminalling	22.6	6.1	—	28.7
Storage	49.0	29.3	(1.8)	76.5
Ancillary services	28.5	8.0	—	36.5
Lease revenue	4.1	17.8	—	21.9
Transportation and terminals revenue	297.6	116.2	(1.8)	412.0
Product sales revenue	184.5	29.2	—	213.7
Affiliate management fee revenue	1.6	3.8	—	5.4
Total revenue	483.7	149.2	(1.8)	631.1
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue	(4.1)	(17.8)	—	(21.9)
(Gains) losses from futures contracts included in product sales revenue	47.3	5.4	—	52.7
Affiliate management fee revenue	(1.6)	(3.8)	—	(5.4)
Total revenue from contracts with customers under ASC 606	$525.3	$133.0	$(1.8)	$656.5

	Three Months Ended March 31, 2022
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$213.3	$55.0	$—	$268.3
Terminalling	23.3	6.3	—	29.6
Storage	39.5	27.0	(1.3)	65.2
Ancillary services	27.6	7.9	—	35.5
Lease revenue	5.8	18.5	—	24.3
Transportation and terminals revenue	309.5	114.7	(1.3)	422.9
Product sales revenue	241.6	4.5	—	246.1
Affiliate management fee revenue	1.8	3.9	—	5.7
Total revenue	552.9	123.1	(1.3)	674.7
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue	(5.8)	(18.5)	—	(24.3)
(Gains) losses from futures contracts included in product sales revenue	108.2	8.2	—	116.4
Affiliate management fee revenue	(1.8)	(3.9)	—	(5.7)
Total revenue from contracts with customers under ASC 606	$653.5	$108.9	$(1.3)	$761.1

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheet Disclosures

The following table summarizes our accounts receivable, contract assets and contract liabilities resulting from contracts with customers (in millions):

	December 31, 2021	March 31, 2022
Accounts receivable from contracts with customers	$134.8	$125.1
Contract assets	$12.5	$13.8
Contract liabilities	$100.1	$112.4

For the three months ended March 31, 2022, we recognized $67.7 million of transportation and terminals revenue that was recorded in deferred revenue as of December 31, 2021.

Unfulfilled Performance Obligations

The following table provides the aggregate amount of the transaction price allocated to our unfulfilled performance obligations (“UPOs”) as of March 31, 2022 by operating segment, including the range of years remaining on our contracts with customers and an estimate of revenues expected to be recognized over the next 12 months (dollars in millions):

	Refined Products	Crude Oil	Total
Balances at March 31, 2022	$1,800.9	$1,023.5	$2,824.4
Remaining terms	1 - 17 years	1 - 10 years
Estimated revenues from UPOs to be recognized in the next 12 months	$370.4	$249.5	$619.9

5.Investments in Non-Controlled Entities

Our equity investments in non-controlled entities at March 31, 2022 were comprised of:

Entity	Ownership Interest
BridgeTex Pipeline Company, LLC (“BridgeTex”)	30%
Double Eagle Pipeline LLC (“Double Eagle”)	50%
HoustonLink Pipeline Company, LLC (“HoustonLink”)	50%
MVP Terminalling, LLC (“MVP”)	25%
Powder Springs Logistics, LLC (“Powder Springs”)	50%
Saddlehorn Pipeline Company, LLC (“Saddlehorn”)	30%
Seabrook Logistics, LLC (“Seabrook”)	50%
Texas Frontera, LLC (“Texas Frontera”)	50%
.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We serve as operator of BridgeTex, HoustonLink, MVP, Powder Springs, Saddlehorn, Texas Frontera and the pipeline activities of Seabrook. We receive fees for management services as well as reimbursement or payment to us for certain direct operational payroll and other overhead costs. The management fees we receive are reported as affiliate management fee revenue on our consolidated statements of income. Cost reimbursements we receive from these entities in connection with our operating services are included as reductions to costs and expenses on our consolidated statements of income and totaled $0.5 million and $1.9 million during the three months ended March 31, 2021 and 2022, respectively.

We recorded the following revenue and expense transactions from certain of these non-controlled entities in our consolidated statements of income (in millions):

	Three Months Ended March 31,
	2021	2022
Transportation and terminals revenue:
BridgeTex, pipeline capacity and storage	$10.7	$11.0
Double Eagle, throughput revenue	$1.0	$0.7
Saddlehorn, storage revenue	$0.6	$0.6
Operating expense:
Seabrook, storage lease and ancillary services	$5.3	$4.2

Our consolidated balance sheets reflected the following balances related to transactions with our non-controlled entities (in millions):

	December 31, 2021
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable
BridgeTex	$1.2	$—	$0.3
Double Eagle	$0.2	$—	$—
HoustonLink	$—	$—	$0.2
MVP	$—	$0.6	$2.2
Saddlehorn	$—	$0.2	$—
Seabrook	$—	$0.1	$3.2

	March 31, 2022
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable
BridgeTex	$1.9	$—	$—
Double Eagle	$0.2	$—	$—
HoustonLink	$—	$—	$0.2
MVP	$—	$0.9	$5.2
Saddlehorn	$0.2	$0.2	$—
Seabrook	$0.2	$0.2	$0.9

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

A summary of our investments in non-controlled entities (representing only our proportionate interest) follows (in millions):

Investments at December 31, 2021	$980.8
Additional investment	0.8
Earnings of non-controlled entities:
Proportionate share of earnings	35.8
Amortization of excess investment and capitalized interest	(0.4)
Earnings of non-controlled entities	35.4
Less:
Distributions from operations of non-controlled entities	38.4
Investments at March 31, 2022	$978.6

6.Inventory

Inventory at December 31, 2021 and March 31, 2022 was as follows (in millions):

	December 31, 2021	March 31, 2022
Refined products	$138.0	$181.6
Transmix	72.4	64.5
LPGs	42.0	27.9
Crude oil	25.4	29.7
Additives	3.3	4.5
Total inventory	$281.1	$308.2

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.Debt
Long-term debt at December 31, 2021 and March 31, 2022 was as follows (in millions):

	December 31, 2021	March 31, 2022
Commercial paper	$108.0	$336.0
3.20% Notes due 2025	250.0	250.0
5.00% Notes due 2026	650.0	650.0
3.25% Notes due 2030	500.0	500.0
6.40% Notes due 2037	250.0	250.0
4.20% Notes due 2042	250.0	250.0
5.15% Notes due 2043	550.0	550.0
4.20% Notes due 2045	250.0	250.0
4.25% Notes due 2046	500.0	500.0
4.20% Notes due 2047	500.0	500.0
4.85% Notes due 2049	500.0	500.0
3.95% Notes due 2050	800.0	800.0
Face value of long-term debt	5,108.0	5,336.0
Unamortized debt issuance costs(1)	(37.8)	(37.2)
Net unamortized debt premium(1)	18.6	18.4
Long-term debt, net	$5,088.8	$5,317.2

(1)        Debt issuance costs and note discounts and premiums are being amortized or accreted to the applicable notes over the respective lives of those notes.

All of the instruments detailed in the table above are senior indebtedness.

Other Debt

Revolving Credit Facility. At March 31, 2022, the total borrowing capacity under our revolving credit facility maturing in May 2024 was $1.0 billion. Any borrowings outstanding under this facility are classified as long-term debt on our consolidated balance sheets. Borrowings under the facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.875% to 1.500% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate between 0.075% and 0.200% depending on our credit ratings. The unused commitment fee was 0.125% at March 31, 2022. Borrowings under this facility may be used for general purposes, including capital expenditures. As of December 31, 2021 and March 31, 2022, there were no borrowings outstanding under this facility and $3.5 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets, but decrease our borrowing capacity under this facility.

Our revolving credit facility requires us to maintain a specified ratio of consolidated debt to EBITDA (as defined in the credit agreement) of no greater than 5.0 to 1.0. In addition, the revolving credit facility and the indentures under which our senior notes were issued contain covenants that limit our ability to, among other things, incur indebtedness secured by certain liens or encumber our assets, engage in certain sale-leaseback transactions and consolidate, merge or dispose of all or substantially all of our assets. We were in compliance with these covenants as of and during the three months ended March 31, 2022.

Commercial Paper Program. We have a commercial paper program under which we may issue commercial paper notes in an amount up to the available capacity under our $1.0 billion revolving credit facility. The maturities of the commercial paper notes vary, but may not exceed 397 days from the date of issuance. Because the commercial paper we can issue is limited to amounts available under our revolving credit facility, amounts

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outstanding under the program are classified as long-term debt. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. Commercial paper borrowings outstanding at March 31, 2022 were $336.0 million. The weighted average interest rate for commercial paper borrowings based on the number of days outstanding was 0.5% for the three months ended March 31, 2022.

8.Leases

We entered into a long-term terminalling and storage contract with Seabrook for our exclusive use of dedicated tankage that provides our customers with crude oil storage capacity and dock access for crude oil imports and exports on the Texas Gulf Coast.

The following tables provide information about our third-party and Seabrook operating leases (in millions):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2022
	Third-Party Leases	Seabrook Lease	All Leases	Third-Party Leases	Seabrook Lease	All Leases
Total lease expense	$7.0	$5.3	$12.3	$6.2	$4.2	$10.4

	December 31, 2021			March 31, 2022
	Third-Party Leases	Seabrook Lease	All Leases	Third-Party Leases	Seabrook Lease	All Leases
Current lease liability	$17.8	$8.0	$25.8	$21.0	$9.7	$30.7
Long-term lease liability	$102.8	$44.5	$147.3	$97.7	$40.8	$138.5
Right-of-use asset	$121.7	$52.5	$174.2	$117.8	$50.5	$168.3

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.Employee Benefit Plans

We sponsor a defined contribution plan in which we match our employees’ qualifying contributions, resulting in additional expense to us. Expenses related to the defined contribution plan, including expense related to discontinued operations, were $3.1 million and $4.1 million for the three months ended March 31, 2021 and 2022, respectively.
In addition, we sponsor two pension plans, including one for non-union employees and one that covers union employees, and a postretirement benefit plan for certain employees. The following disclosures related to these plans include amounts related to discontinued operations. Net periodic benefit expense for the three months ended March 31, 2021 and 2022 were as follows (in millions):

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2022
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$7.4	$0.1	$7.1	$0.1
Interest cost	2.4	0.1	2.7	0.1
Expected return on plan assets	(3.1)	—	(3.4)	—
Amortization of actuarial loss	1.5	0.1	1.1	0.1
Net periodic benefit cost	$8.2	$0.3	$7.5	$0.3
The service component of our net periodic benefit costs is presented in operating expense and G&A expense, and the non-service components are presented in other (income) expense in our consolidated statements of income.

The changes in accumulated other comprehensive loss (“AOCL”) related to employee benefit plan assets and benefit obligations for the three months ended March 31, 2021 and 2022 were as follows (in millions):

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2022
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(117.8)	$(10.4)	$(92.8)	$(10.7)
Recognition of actuarial loss amortization in income	1.5	0.1	1.1	0.1
Ending balance	$(116.3)	$(10.3)	$(91.7)	$(10.6)

Contributions estimated to be paid into the plans in 2022 are $37.2 million and $0.5 million for the pension plans and other postretirement benefit plan, respectively.

10.Long-Term Incentive Plan

The compensation committee of our board administers our long-term incentive plan (“LTIP”) covering certain of our employees and the independent directors of our board. The LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate payout of 13.7 million of our common units. The estimated units remaining available under the LTIP at March 31, 2022 totaled approximately 1.8 million.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity-based incentive compensation expense for the three months ended March 31, 2021 and 2022, primarily recorded as G&A expense on our consolidated statements of income, was as follows (in millions):

	Three Months Ended March 31,
	2021	2022
Performance-based awards	$2.2	$8.0
Time-based awards	2.5	6.4
Total	$4.7	$14.4

On February 9, 2022, 622,986 unit awards were granted pursuant to our LTIP. These awards included both performance-based and time-based awards and have a three-year vesting period that will end on December 31, 2024.

Basic and Diluted Net Income Per Common Unit

The difference between our actual common units outstanding and our weighted average number of common units outstanding used to calculate net income per common unit is due to the impact of: (i) the phantom units issued to our independent directors, (ii) unit awards granted to retirees or employees of retirement age and (iii) the weighted average effect of units actually issued or repurchased during a period. The difference between the weighted average number of common units outstanding used for basic and diluted net income per unit calculations on our consolidated statements of income is primarily the dilutive effect of phantom unit awards granted pursuant to our long-term incentive plan, which have not yet vested in periods where contingent performance metrics have been met.

11.Derivative Financial Instruments

Commodity Derivatives

Our open futures contracts at March 31, 2022 were as follows:

Type of Contract/Accounting Methodology	Product Represented by the Contract and Associated Barrels	Maturity Dates
Commodity derivatives contract - Economic hedges	5.3 million barrels of refined products and crude oil	Between April 2022 and February 2023
Commodity derivatives contract - Economic hedges	0.7 million barrels of gas liquids	Between April 2022 and February 2023

Commodity Derivatives Contracts and Deposits Offsets

At December 31, 2021 and March 31, 2022, we had made margin deposits of $46.3 million and $130.8 million, respectively, for our commodity derivatives contracts with our counterparties, which were recorded as current assets under commodity derivatives deposits on our consolidated balance sheets. We have the right to offset the combined fair values of our open derivatives contracts against our margin deposits under a master netting arrangement for each counterparty; however, we have elected to present the combined fair values of our open derivatives contracts separately from the related margin deposits on our consolidated balance sheets. Additionally, we have the right to offset the fair values of our derivatives contracts together for each counterparty, which we have elected to do, and we report the combined net balances on our consolidated balance sheets. A schedule of the

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

derivative amounts we have offset and the deposit amounts we could offset under master netting arrangements are provided below as of December 31, 2021 and March 31, 2022 (in millions):

Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Assets Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheets	Net Asset Amount(1)
As of December 31, 2021	$(22.3)	$5.1	$(17.2)	$46.3	$29.1
As of March 31, 2022	$(59.2)	$11.8	$(47.4)	$130.8	$83.4

(1) Amount represents the maximum loss we would incur if all of our counterparties failed to perform on their derivative contracts.

Basis Derivative Agreement
During 2019, we entered into a basis derivative agreement with a joint venture co-owner’s affiliate, and, contemporaneously, that affiliate entered into an intrastate transportation services agreement with the joint venture. Settlements under the basis derivative agreement are determined based on the basis differential of crude oil prices at different market locations and a notional volume of 30,000 barrels per day. As a result, we account for this agreement as a derivative and recognize the changes in fair value based on forward price curves for crude oil in West Texas and the Houston Gulf Coast in other operating income (expense) in our consolidated statements of income. The liability for this agreement at December 31, 2021 was $1.5 million.

Impact of Derivatives on Our Financial Statements

Comprehensive Income

The changes in derivative activity included in AOCL for the three months ended March 31, 2021 and 2022 were as follows (in millions):

	Three Months Ended
	March 31,
Derivative Losses Included in AOCL	2021	2022
Beginning balance	$(55.0)	$(51.5)
Reclassification of net loss on cash flow hedges to income	0.9	0.9
Ending balance	$(54.1)	$(50.6)

The following is a summary of the effect on our consolidated statements of income for the three months ended March 31, 2021 and 2022 of derivatives that were designated as cash flow hedges (in millions):

	Interest Rate Contracts
	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Three Months Ended March 31, 2021	Interest expense	$(0.9)
Three Months Ended March 31, 2022	Interest expense	$(0.9)

As of March 31, 2022, the net loss estimated to be classified to interest expense over the next twelve months from AOCL is approximately $3.5 million. This amount relates to the amortization of losses on interest rate contracts over the life of the related debt instruments.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of the effect on our consolidated statements of income for the three months ended March 31, 2021 and 2022 of derivatives that were not designated as hedging instruments (in millions):

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended
	Location of Gain (Loss) Recognized on Derivatives	March 31,
Derivative Instrument		2021	2022
Commodity derivatives contracts	Product sales revenue	$(52.7)	$(116.4)
Commodity derivatives contracts	Cost of product sales	$1.4	$8.6
Basis derivative agreement	Other operating income (expense)	$(0.7)	$(2.1)
	Total	$(52.0)	$(109.9)
The impact of the derivatives in the above table was reflected as cash from operations on our consolidated statements of cash flows.

Balance Sheets
The following tables provide a summary of the fair value of derivatives, which are presented on a net basis in our consolidated balance sheets, that were not designated as hedging instruments as of December 31, 2021 and March 31, 2022 (in millions):

	December 31, 2021
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity derivatives contracts	Commodity derivatives contracts, net	$5.1	Commodity derivatives contracts, net	$22.3
Basis derivative agreement	Other current assets	—	Other current liabilities	1.5
	Total	$5.1	Total	$23.8

	March 31, 2022
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity derivatives contracts	Commodity derivatives contracts, net	$11.8	Commodity derivatives contracts, net	$59.2
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

•Long-term receivables. These include payments receivable under a sales-type leasing arrangement and payments due to us for environmental liability insurance. These receivables were recorded at fair value on our consolidated balance sheets, using then-current market rates to estimate the present value of future cash flows.

•Contractual obligations. At March 31, 2022, these primarily included a long-term contractual obligation we entered into in connection with the 2020 sale of three marine terminals to a subsidiary of Buckeye. This obligation requires us to perform certain environmental remediation work on Buckeye’s behalf at the New Haven, Connecticut terminal. This contractual obligation was recorded at fair value on our consolidated balance sheets upon initial recognition and was calculated using our best estimate of potential outcome scenarios to determine our liability for the remediation costs required in this agreement.

•Debt. The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2021 and March 31, 2022; however, where recent observable market trades were not available, prices were determined using adjustments to the last traded value for that debt issuance or by adjustments to the prices of similar debt instruments of peer entities that are actively traded. The carrying amount of borrowings, if any, under our revolving credit facility and our commercial paper program approximates fair value due to the frequent repricing of these obligations.

Fair Value Measurements - Financial Assets and Liabilities

The following tables summarize the carrying amounts, fair values and fair value measurements recorded or disclosed as of December 31, 2021 and March 31, 2022 based on the three levels established by ASC 820, Fair Value Measurements and Disclosures (in millions):

Assets (Liabilities)			Fair Value Measurements as of December 31, 2021 using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives contracts	$(17.2)	$(17.2)	$(18.6)	$1.4	$—
Basis derivative agreement	$(1.5)	$(1.5)	$—	$(1.5)
Long-term receivables	$10.1	$10.1	$—	$—	$10.1
Contractual obligations	$(9.8)	$(9.8)	$—	$—	$(9.8)
Debt	$(5,088.8)	$(5,711.5)	$—	$(5,711.5)	$—

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets (Liabilities)			Fair Value Measurements as of March 31, 2022 using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives contracts	$(47.4)	$(47.4)	$(50.5)	$3.1	$—
Long-term receivables	$9.8	$9.8	$—	$—	$9.8
Contractual obligations	$(9.6)	$(9.6)	$—	$—	$(9.6)
Debt	$(5,317.2)	$(5,409.5)	$—	$(5,409.5)	$—
13.Commitments and Contingencies

Corpus Christi Terminal Proceeding. On April 11, 2022, the State of Texas, through its Attorney General on behalf of the Texas Commission on Environmental Quality (“TCEQ”), brought an action for alleged violations of the Texas Clean Air Act in connection with a December 2020 fire at our Corpus Christi, Texas terminal. The TCEQ is seeking statutory civil penalties and statutory attorney’s fees over $0.3 million but not more than $1.0 million. While the outcome cannot be predicted with certainty, we believe the ultimate resolution of this matter will not have a material adverse effect on our business.

Hurricane Harvey Enforcement Proceeding. In July 2018, we received a Notice of Enforcement letter from the TCEQ alleging two air emission violations at our Galena Park, Texas terminal that occurred during Hurricane Harvey in third quarter 2017. The penalties associated with these alleged violations are expected to be approximately $0.4 million. While the outcome cannot be predicted with certainty, we believe the ultimate resolution of this matter will not have a material adverse effect on our business.

Butane Blending Patent Infringement Proceeding. In October 2017, Sunoco Partners Marketing & Terminals L.P. (“Sunoco”) brought an action for patent infringement in the U.S. District Court for the District of Delaware alleging Magellan Midstream Partners, L.P. (“Magellan”) and Powder Springs Logistics, LLC (“Powder Springs”) were infringing patents relating to butane blending at the Powder Springs facility located in Powder Springs, Georgia. Sunoco subsequently submitted pleadings alleging that Magellan was also infringing various patents related to butane blending at eight Magellan facilities, in addition to Powder Springs. Sunoco sought monetary damages, attorneys’ fees and a permanent injunction enjoining Powder Springs from infringing the subject patents. A jury trial concluded on December 6, 2021, at which the jury found Magellan willfully infringed the three patents in suit and awarded damages of approximately $9.4 million against Magellan relating to the eight Magellan facilities at issue. The jury further found that Powder Springs willfully infringed the one patent at issue relating to the Powder Springs facility and awarded approximately $2.8 million against Magellan and Powder Springs relating to that facility. Sunoco requested that the court enhance the damages award based upon the jury’s finding of willfulness, and that the court award additional damages and pre- and post-judgment interest. Magellan and Powder Springs have filed post-trial pleadings opposing Sunoco’s request for enhanced damages and challenging the findings of liability and willfulness. The final determination of the trial court is subject to potential future appeals by either or both parties to the litigation. The amounts we have accrued in relation to the claims are immaterial, and although it is not possible to predict the ultimate outcome, we believe the final resolution of this matter will not have a material adverse effect on our business.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Environmental Liabilities

Liabilities recognized for estimated environmental costs were $9.8 million and $9.7 million at December 31, 2021 and March 31, 2022, respectively. We have classified environmental liabilities as current or noncurrent based on management’s estimates regarding the timing of actual payments. Environmental expenses recognized as a result of changes in our environmental liabilities are included in operating expenses on our consolidated statements of income. Environmental expenses were $1.1 million and $0.9 million for the three months ended March 31, 2021 and 2022, respectively.

Other

In first quarter 2020, we entered into a long-term contractual obligation in connection with the sale of three marine terminals to Buckeye. This obligation requires us to perform certain environmental remediation work on Buckeye’s behalf at the New Haven, Connecticut terminal. At December 31, 2021, our balance sheet included a current liability of $0.5 million and a noncurrent liability of $8.9 million, and as of March 31, 2022, our balance sheet included a current liability of $0.3 million and a noncurrent liability of $8.9 million, reflecting the fair values of these obligations.

We have entered into an agreement to guarantee our 50% pro rata share, up to $25.0 million, of contractual obligations under the Powder Springs’ credit facility. As of March 31, 2022, our consolidated balance sheets reflected a $0.4 million other current liability and a corresponding increase in our investment in non-controlled entities on our consolidated balance sheets to reflect the fair value of this guarantee.

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

14.Related Party Transactions

Stacy Methvin is an independent member of our board and also serves as a director of one of our customers. We received tariff, terminalling and other ancillary revenue from this customer of $11.1 million and $15.1 million for the three months ended March 31, 2021 and 2022, respectively. We recorded receivables of $5.4 million and $5.1 million from this customer at December 31, 2021 and March 31, 2022, respectively.

See Note 5 – Investments in Non-Controlled Entities and Note 8 – Leases for details of transactions with our joint ventures.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.Partners’ Capital and Distributions

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

The following table details the changes in the number of our common units outstanding from December 31, 2021 through March 31, 2022:

Common units outstanding on December 31, 2021	212,387,990
Units repurchased during 2022	(1,042,035)
January 2022—Settlement of employee LTIP awards	200,949
During 2022—Other(1)	14,460
Common units outstanding on March 31, 2022	211,561,364

(1) Common units issued to settle the equity-based retainers paid to certain independent directors of our board.

Distributions

Distributions we paid during 2021 and 2022 were as follows (in millions, except per unit amounts):

Payment Date	Per Unit Distribution Amount	Total Distribution
2/12/2021	$1.0275	$229.4
5/14/2021	1.0275	229.0
8/13/2021	1.0275	226.6
11/12/2021	1.0375	221.4
Total	$4.1200	$906.4

2/14/2022	$1.0375	$220.6
5/13/2022(a)	1.0375	219.5
Total	$2.0750	$440.1

(a) Our board declared this distribution in April 2022 to be paid on May 13, 2022 to unitholders of record at the close of business on May 2, 2022.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.Subsequent Events

Recognizable events

No recognizable events occurred subsequent to March 31, 2022.

Non-recognizable events

On April 21, 2022, Robert G. Croyle notified the board of his decision to retire effective April 30, 2022 after 13 years of service. Following Mr. Croyle’s retirement, Sivasankaran Somasundaram was elected as an independent board member beginning May 1, 2022.

Distribution. In April 2022, our board declared a quarterly distribution of $1.0375 per unit for the period of January 1, 2022 through March 31, 2022. This quarterly distribution will be paid on May 13, 2022 to unitholders of record on May 2, 2022.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a publicly traded limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of March 31, 2022, our asset portfolio, excluding assets associated with discontinued operations, consisted of:
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

The following discussion provides an analysis of the results for each of our operating segments, an overview of our liquidity and capital resources and other items related to our partnership. The following discussion and analysis should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Developments

Tariff Rate Reduction. In January 2022, the FERC issued an order on rehearing lowering the previously approved 5-year index methodology, which began July 1, 2021, from the producer price index for finished goods (“PPI-FG”) plus 0.78% to PPI-FG minus 0.21% effective March 1, 2022. As a result of this order, on March 1, 2022, we reduced the tariff rates on the portion of our refined products shipments that are regulated by this index methodology representing approximately 30% of our total refined products shipments.

Distribution. In April 2022, our board declared a quarterly distribution of $1.0375 per unit for the period of January 1, 2022 through March 31, 2022. This quarterly distribution will be paid on May 13, 2022 to unitholders of record on May 2, 2022.

Results of Operations

We believe that investors benefit from having access to the same financial measures utilized by management. Operating margin, which is presented in the following table, is an important measure used by management to evaluate the economic performance of our core operations. Operating margin is not a U.S. generally accepted accounting principles (“GAAP”) measure, but the components of operating margin are computed using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the following table. Operating profit includes expense items, such as depreciation, amortization and impairment expense and general and administrative (“G&A”) expense, which management does not focus on when evaluating the core profitability of our operating segments. Additionally, product margin, which management primarily uses to evaluate the profitability of our commodity-related activities, is provided in this table. Product margin is a non-GAAP measure but the components of product sales revenue and cost of product sales are determined in accordance with GAAP. Our gas liquids blending, fractionation and other commodity-related activities generate significant revenue. However, we believe the product margin from these activities, which takes into account the related cost of product sales, better represents its importance to our results of operations.

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,		Variance Favorable (Unfavorable)
	2021	2022	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$297.6	$309.5	$11.9	4
Crude oil	116.2	114.7	(1.5)	(1)
Intersegment eliminations	(1.8)	(1.3)	0.5	28
Total transportation and terminals revenue	412.0	422.9	10.9	3
Affiliate management fee revenue	5.4	5.7	0.3	6
Operating expenses:
Refined products	91.5	88.2	3.3	4
Crude oil	39.2	38.8	0.4	1
Intersegment eliminations	(3.4)	(2.8)	(0.6)	(18)
Total operating expenses	127.3	124.2	3.1	2
Product margin:
Product sales revenue	213.7	246.1	32.4	15
Cost of product sales	170.9	243.4	(72.5)	(42)
Product margin	42.8	2.7	(40.1)	(94)
Other operating income (expense)	(0.4)	(2.0)	(1.6)	(400)
Earnings of non-controlled entities	39.1	35.4	(3.7)	(9)
Operating margin	371.6	340.5	(31.1)	(8)
Depreciation, amortization and impairment expense	54.6	57.7	(3.1)	(6)
G&A expense	46.0	62.8	(16.8)	(37)
Operating profit	271.0	220.0	(51.0)	(19)
Interest expense (net of interest income and interest capitalized)	56.4	56.8	(0.4)	(1)
Gain on disposition of assets	—	(0.2)	0.2	—
Other (income) expense	1.1	0.6	0.5	45
Income from continuing operations before provision for income taxes	213.5	162.8	(50.7)	(24)
Provision for income taxes	0.8	0.8	—	—
Income from continuing operations	212.7	162.0	(50.7)	(24)
Income from discontinued operations	8.6	3.5	(5.1)	(59)
Net income	$221.3	$165.5	$(55.8)	(25)

Operating Statistics
Refined products:
Transportation revenue per barrel shipped	$1.672	$1.635
Volume shipped (million barrels):
Gasoline	65.0	75.6
Distillates	46.5	47.6
Aviation fuel	6.1	7.4
LPGs	0.5	0.6
Total volume shipped	118.1	131.2
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped(1)	$0.789	$0.843
Volume shipped (million barrels)(1)	46.5	41.9
Terminal average utilization (million barrels per month)	25.5	25.2
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(2)	26.9	25.5
Saddlehorn - volume shipped (million barrels)(3)	16.1	20.0

(1) Includes shipments related to our crude oil marketing activities.
(2) These volumes reflect the total shipments for the BridgeTex pipeline, which is owned 30% by us.
(3) These volumes reflect the total shipments for the Saddlehorn pipeline, which is owned 30% by us.

Transportation and terminals revenue increased $10.9 million primarily resulting from:
•an increase in refined products revenue of $11.9 million primarily due to increased transportation volumes as a result of the continued demand recovery from pandemic levels as well as additional contributions from our Texas pipeline expansion projects. Average transportation rates were slightly lower as a higher proportion of short-haul shipments, which move at a lower tariff, more than offset the mid-year 2021 overall tariff increase. We also earned less storage revenue due to lower utilization and rates following recent contract expirations; and
•a decrease in crude oil revenue of $1.5 million primarily due to less storage revenue due to lower utilization and rates following recent contract expirations. Otherwise, higher average rates on our Longhorn pipeline and higher terminal throughput fees as a result of more customers utilizing a simplified pricing structure for services in the Houston area offset fewer tariff movements on our Houston distribution system.
Operating expenses decreased $3.1 million primarily resulting from:
•a decrease in refined products expenses of $3.3 million. More favorable product overages (which reduce operating expenses), related in part to higher commodity prices in the current period, more than offset higher property taxes as a result of recent expansion projects, higher integrity spending related to the timing of maintenance work and higher power costs, primarily due to the benefit of gains on our power hedges in the prior year driven by the 2021 winter storms; and
•a decrease in crude oil expenses of $0.4 million. Lower integrity spending related to the timing of maintenance work and lower pipeline rental costs resulting from new agreements were mostly offset by higher power costs, as the prior year benefited from gains on power hedges during the 2021 winter storms.

Product margin decreased $40.1 million primarily due to recognition of losses on futures contracts in the current year versus gains in the prior year, slightly offset by higher margins on our gas liquids blending activities in the current period.

Other operating expense was $1.6 million unfavorable in part due to higher losses recognized on a basis derivative agreement during the current period.
Earnings of non-controlled entities decreased $3.7 million primarily due to the sale of a portion of our interest in MVP during second quarter 2021.
Depreciation, amortization and impairment expense increased $3.1 million primarily due to asset additions.
G&A expense increased $16.8 million primarily due to higher incentive compensation costs as a result of expenses related to the retirement agreement for our former chief executive officer as well as overall improved financial results.

Interest expense, net of interest income and interest capitalized, increased $0.4 million primarily due to higher debt outstanding. Our weighted average debt outstanding was $5.3 billion in first quarter 2022 compared to $5.1 billion in first quarter 2021. The weighted average interest rate was 4.2% in first quarter 2022 compared to 4.4% in first quarter 2021.

Income from discontinued operations decreased by $5.1 million primarily due to unrealized losses on futures contracts associated with gas liquids blending hedges at the independent terminals.

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

FCF is a financial metric used by many investors and others in the financial community to measure the amount of cash generated by a company during a period after accounting for all investing activities, including both maintenance and expansion capital spending, as well as proceeds from divestitures. We believe FCF is important to the financial community as it reflects the amount of cash available for distributions, additional expansion capital opportunities, equity repurchases, debt reduction or other partnership uses. A reconciliation of FCF to net income and to net cash provided by operating activities, which is the nearest comparable GAAP measure, is included in the following tables.

Since the non-GAAP measures presented here include adjustments specific to us, they may not be comparable to similarly-titled measures of other companies.

Adjusted EBITDA, DCF and FCF are non-GAAP measures. A reconciliation of each of these measures to net income for the three months ended March 31, 2021 and 2022 is as follows (in millions):

	Three Months Ended March 31,
	2021	2022
Net income	$221.3	$165.5
Interest expense, net	56.3	56.8
Depreciation, amortization and impairment(1)	59.2	57.7
Equity-based incentive compensation(2)	(1.5)	5.5
Gain on disposition of assets(3)	—	(0.2)
Commodity-related adjustments:
Derivative (gains) losses recognized in the period associated with future transactions(4)	17.4	56.7
Derivative gains (losses) recognized in previous periods associated with transactions completed in the period(4)	(22.4)	(11.2)
Inventory valuation adjustments(5)	1.4	2.8
Total commodity-related adjustments	(3.6)	48.3
Distributions from operations of non-controlled entities in excess of earnings	12.3	3.0
Adjusted EBITDA	344.0	336.6
Interest expense, net, excluding debt issuance cost amortization	(55.5)	(56.0)
Maintenance capital(6)	(12.1)	(15.2)
Distributable cash flow	$276.4	$265.4
Expansion capital(7)	(10.5)	(26.1)
Proceeds from disposition of assets(3)	0.6	0.2
Free cash flow	$266.5	$239.5
Distributions paid	(229.4)	(220.6)
Free cash flow after distributions	$37.1	$18.9

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
(5)    We adjust DCF for lower of average cost or net realizable value adjustments related to inventory and firm purchase commitments as well as market valuation of short positions recognized each period as these are non-cash items. In subsequent periods when we sell or purchase the related products, we recognize these valuation adjustments in DCF.
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

A reconciliation of FCF to net cash provided by operating activities for the three months ended March 31, 2021 and 2022 is as follows (in millions):

	Three Months Ended March 31,
	2021	2022
Net cash provided by operating activities	$240.4	$100.4
Changes in operating assets and liabilities	57.7	145.5
Net cash provided (used) in investing activities	(31.2)	(46.6)
Payments associated with settlement of equity-based incentive compensation	(6.2)	(8.9)
Settlement cost, amortization of prior service credit and actuarial loss	(1.6)	(1.2)
Changes in accrued capital items	9.3	5.5
Commodity-related adjustments(1)	(3.6)	48.3
Other	1.7	(3.5)
Free cash flow	$266.5	$239.5
Distributions paid	(229.4)	(220.6)
Free cash flow after distributions	$37.1	$18.9

(1) Please refer to the preceding table for a description of these commodity-related adjustments.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Operating Activities. Net cash provided by operating activities was $240.4 million and $100.4 million for the three months ended March 31, 2021 and 2022, respectively. The $140.0 million decrease in 2022 was due to changes in our working capital and lower net income as previously described, slightly offset by adjustments for non-cash items and distributions in excess of earnings of our non-controlled entities.
Investing Activities. Net cash used by investing activities for the three months ended March 31, 2021 and 2022 was $31.2 million and $46.6 million, respectively, including $29.7 million and $44.9 million used for capital expenditures for those same periods in 2021 and 2022, respectively.
Financing Activities. Net cash used by financing activities for the three months ended March 31, 2021 and 2022 was $218.6 million and $51.5 million, respectively. During the 2022 period, we paid distributions of $220.6 million to our unitholders and repurchased common units for $50.0 million. Additionally, we had net commercial paper borrowings of $228.0 million. Also, in January 2022, our equity-based incentive compensation awards that vested December 31, 2021 were settled by issuing 215,409 common units and distributing those units to the long-term incentive plan (“LTIP”) participants, resulting in payments primarily associated with tax withholdings of $8.9 million. During the 2021 period, we paid distributions of $229.4 million to our unitholders and had net commercial paper borrowings of $17.0 million. Also, in January 2021, our equity-based incentive compensation awards that vested December 31, 2020 were settled by issuing 163,007 common units and distributing those units to the LTIP participants, resulting in payments primarily associated with tax withholdings of $6.2 million.
The quarterly distribution amount related to first quarter 2022 earnings is $1.0375 per unit (to be paid in second quarter 2022). If we were to continue paying distributions at this level on the number of common units currently outstanding, total distributions of approximately $878 million would be paid to our unitholders related to 2022 earnings. Management believes we will have sufficient DCF to fund these distributions.

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

For the three months ended March 31, 2022, our maintenance capital spending was $15.2 million, including $1.1 million for discontinued operations. For 2022, we expect to spend approximately $80 million on maintenance capital.

During the first three months of 2022, we spent $25.3 million for our expansion capital projects and contributed $0.8 million for expansion capital projects in conjunction with our joint ventures. Based on the progress of projects already committed, we expect to spend approximately $70 million in 2022 to complete our current slate of expansion capital projects.

In addition, we may repurchase our common units through our unit repurchase program (see Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds of Part II of this report for additional details). We may also repurchase portions of our existing long-term debt from time-to-time through open market transactions, tender offers or privately-negotiated transactions.
Liquidity

Cash generated from operations is a key source of liquidity for funding debt service, maintenance capital expenditures, quarterly distributions and repurchases of common units. Additional liquidity for purposes other than quarterly distributions, such as expansion capital expenditures, is available through borrowings under our commercial paper program and revolving credit facility, as well as from other borrowings or issuances of debt or common units (see Note 7 – Debt and Note 15 – Partners’ Capital and Distributions in Item I of Part I of this report for detail of our borrowings and changes in partners’ capital).

Off-Balance Sheet Arrangements

None.

Other Items

Board of Director Changes. On April 21, 2022, Robert G. Croyle notified the board of his decision to retire effective April 30, 2022 after 13 years of service. Following Mr. Croyle’s retirement, Sivasankaran Somasundaram was elected as an independent board member beginning May 1, 2022.

Collective Bargaining Agreement. Approximately 13% of our employees are represented by the United Steel Workers (“USW”) and covered by a collective bargaining agreement that expired at the end of January 2022. We are operating under a 24-hour rolling extension of this agreement while negotiations for a new agreement continue. We continue to make progress on these negotiations and expect that we will reach a new long-term agreement with the USW; however, a prolonged work stoppage by a majority of these employees could have a material adverse effect on our business.

Commodity Derivative Agreements. Certain of our business activities result in our owning various commodities, which exposes us to commodity price risk. We use forward physical commodity contracts and derivative instruments to hedge against changes in prices of commodities that we expect to sell or purchase in future periods.

See Item 3. Quantitative and Qualitative Disclosures about Market Risk for further information regarding the quantities of refined products and crude oil hedged at March 31, 2022 and the fair value of open hedge and basis derivative contracts at that date.

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

Commodity Price Risk

Our commodity price risk primarily arises from our gas liquids blending, fractionation and petroleum products marketing activities, as well as from managing product overages and shortages associated with our refined products and crude oil pipelines and terminals. We use forward physical contracts and derivative instruments to help us manage commodity price risk.

Forward physical contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of March 31, 2022, we had commitments under forward purchase and sale contracts as follows (in millions):

	Total	2022	2023-2026	Beyond 2026
Forward purchase contracts – notional value	$519.0	$238.2	$160.0	$120.8
Forward purchase contracts – barrels	10.6	3.3	3.7	3.6
Forward sales contracts – notional value	$49.4	$49.4	$—	$—
Forward sales contracts – barrels	0.4	0.4	—	—
We generally use derivative instruments including exchange-traded futures contracts and over-the-counter forward contracts to hedge against changes in the price of petroleum products we expect to sell or purchase. We did not elect hedge accounting treatment under Accounting Standards Codification 815, Derivatives and Hedging for our open contracts and as a result we accounted for these contracts as economic hedges, with changes in fair value recognized currently in earnings. The fair value of these open contracts, representing 5.3 million barrels of petroleum products we expect to sell and 0.7 million barrels of gas liquids we expect to purchase, was a net liability of $47.4 million as of March 31, 2022. With respect to these contracts, a $10.00 per barrel increase (decrease) in the prices of petroleum products we expect to sell would result in a $53.0 million decrease (increase) in our operating profit, while a $10.00 per barrel increase (decrease) in the price of gas liquids we expect to purchase would result in a $7.0 million increase (decrease) in our operating profit. These increases or decreases in operating profit would be substantially offset by higher or lower product sales revenue or cost of product sales when the physical sale or purchase of those products occurs, respectively. These contracts may be for the purchase or sale of products in markets different from those in which we are attempting to hedge our exposure, and the related hedges may not eliminate all price risks.

Interest Rate Risk
Our use of variable rate debt and any future issuances of fixed rate debt expose us to interest rate risk. As of March 31, 2022, we had $336.0 million of variable rate commercial paper outstanding.

ITEM 4.CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. We performed this evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed so that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Corpus Christi Terminal Proceeding. On April 11, 2022, the State of Texas, through its Attorney General on behalf of the Texas Commission on Environmental Quality (“TCEQ”), brought an action for alleged violations of the Texas Clean Air Act in connection with a December 2020 fire at our Corpus Christi, Texas terminal. The TCEQ is seeking statutory civil penalties and statutory attorney’s fees over $0.3 million but not more than $1.0 million. While the outcome cannot be predicted with certainty, we believe the ultimate resolution of this matter will not have a material adverse effect on our business.

Hurricane Harvey Enforcement Proceeding. In July 2018, we received a Notice of Enforcement letter from the TCEQ alleging two air emission violations at our Galena Park, Texas terminal that occurred during Hurricane Harvey in third quarter 2017. The penalties associated with these alleged violations are expected to be $0.4 million. While the outcome cannot be predicted with certainty, we believe the ultimate resolution of this matter will not have a material adverse effect on our business.

Butane Blending Patent Infringement Proceeding. On October 4, 2017, Sunoco Partners Marketing & Terminals L.P. (“Sunoco”) brought an action for patent infringement in the U.S. District Court for the District of Delaware alleging Magellan Midstream Partners, L.P. (“Magellan”) and Powder Springs Logistics, LLC (“Powder Springs”) were infringing patents relating to butane blending at the Powder Springs facility located in Powder Springs, Georgia. Sunoco subsequently submitted pleadings alleging that Magellan was also infringing various patents related to butane blending at eight Magellan facilities, in addition to Powder Springs. Sunoco sought monetary damages, attorneys’ fees and a permanent injunction enjoining Powder Springs from infringing the subject patents. A jury trial concluded on December 6, 2021, at which the jury found Magellan willfully infringed the three patents in suit and awarded damages of approximately $9.4 million against Magellan relating to the eight Magellan facilities at issue. The jury further found that Powder Springs willfully infringed the one patent at issue relating to the Powder Springs facility and awarded approximately $2.8 million against Magellan and Powder Springs relating to that facility. Sunoco requested that the court enhance the damages award based upon the jury’s finding of willfulness, and that the court award additional damages and pre- and post-judgment interest. Magellan and Powder Springs have filed post-trial pleadings opposing Sunoco’s request for enhanced damages and challenging the findings of liability and willfulness. The final determination of the trial court is subject to potential future appeals by either or both parties to the litigation. The amounts we have accrued in relation to the claims are immaterial, and although it is not possible to predict the ultimate outcome, we believe the final resolution of this matter will not have a material adverse effect on our business.

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

ITEM 1A.RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition or operating results.

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

The table below reflects our common units repurchased during 2020, 2021, 2022 and inception-to-date.

Period	Total Number of Common Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Units That May Yet Be Purchased under the Program (in millions)(1)
Year Ended 2020	5,568,260	$49.74	5,568,260	$1,223.1
Year Ended 2021	10,894,828	$48.01	10,894,828	$700.0
January 1-31, 2022	—	—	—	$700.0
February 1-28, 2022	430,670	$47.87	430,670	$679.4
March 1-31, 2022	611,365	$48.06	611,365	$650.0
Year-to-Date 2022	1,042,035	$47.98	1,042,035
Total Inception-to-Date	17,505,123		17,505,123

(1) Our program has $1.5 billion authorized for unit repurchases, which includes $750 million approved in 2020 and an additional $750 million approved in October 2021. Our program will expire on December 31, 2024.

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

Exhibit 10.1	—	Retirement Agreement between Magellan GP, LLC and Michael N. Mears dated January 28, 2022 (filed as Exhibit 10.1 to Form 8-K filed January 31, 2022).

Exhibit 31.1	—	Certification of Aaron L. Milford, principal executive officer.

Exhibit 31.2	—	Certification of Jeff Holman, principal financial officer.

Exhibit 32.1	—	Section 1350 Certification of Aaron L. Milford, Chief Executive Officer.

Exhibit 32.2	—	Section 1350 Certification of Jeff Holman, Chief Financial Officer.

Exhibit 101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on May 5, 2022.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	Magellan GP, LLC,
its general partner

/s/ Jeff Holman
Jeff Holman
Chief Financial Officer
(Principal Accounting and Financial Officer)