Form 10-Q
period 2022-06-30
Magellan Midstream Partners, L.P.
filed 2022-07-28
CIK 1126975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Yes  ☐    No  ☒
As of July 27, 2022, there were 207,684,248 common units outstanding.

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
•changes in supply and demand patterns for our services due to geopolitical events, the activities of the Organization of the Petroleum Exporting Countries (“OPEC”) and other non-OPEC oil producing countries with large production capacity;
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

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
Transportation and terminals revenue	$455.4	$469.3	$867.4	$892.2
Product sales revenue	193.0	313.7	406.7	559.8
Affiliate management fee revenue	5.2	5.6	10.6	11.3
Total revenue	653.6	788.6	1,284.7	1,463.3
Costs and expenses:
Operating	149.1	180.1	276.4	304.3
Cost of product sales	171.8	282.3	342.7	525.7
Depreciation, amortization and impairment	52.3	58.8	106.9	116.5
General and administrative	56.1	56.9	102.1	119.7
Total costs and expenses	429.3	578.1	828.1	1,066.2
Other operating income (expense)	1.9	3.0	1.5	1.0
Earnings of non-controlled entities	40.6	26.5	79.7	61.9
Operating profit	266.8	240.0	537.8	460.0
Interest expense	57.1	57.8	114.1	115.1
Interest capitalized	(0.5)	(0.3)	(1.0)	(0.7)
Interest income	(0.2)	(0.2)	(0.3)	(0.3)
Gain on disposition of assets	(69.7)	—	(69.7)	(0.2)
Other (income) expense	14.8	0.6	15.9	1.2
Income from continuing operations before provision for income taxes	265.3	182.1	478.8	344.9
Provision for income taxes	0.4	0.3	1.2	1.1
Income from continuing operations	264.9	181.8	477.6	343.8
Income from discontinued operations (including gain on disposition of assets of $162.4 million in June 2022)	15.5	172.1	24.1	175.6
Net income	$280.4	$353.9	$501.7	$519.4

Earnings per common unit
Basic:
Continuing operations	$1.19	$0.86	$2.14	$1.62
Discontinued operations	0.07	0.81	0.11	0.83
Net income per common unit	$1.26	$1.67	$2.25	$2.45
Weighted average number of common units outstanding	222.7	211.6	223.2	212.3

Diluted:
Continuing operations	$1.19	$0.86	$2.14	$1.62
Discontinued operations	0.07	0.81	0.11	0.83
Net income per common unit	$1.26	$1.67	$2.25	$2.45
Weighted average number of common units outstanding	222.9	211.7	223.2	212.3
See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Net income	$280.4	$353.9	$501.7	$519.4
Other comprehensive income:
Derivative activity:
Reclassification of net loss on cash flow hedges to income	0.9	0.9	1.8	1.8
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain (loss)	10.8	1.1	10.8	1.1
Recognition of prior service credit amortization in income	(0.1)	(0.1)	(0.1)	(0.1)
Recognition of actuarial loss amortization in income	1.5	1.2	3.1	2.4
Recognition of settlement cost in income	1.5	—	1.5	—
Total other comprehensive income	14.6	3.1	17.1	5.2
Comprehensive income	$295.0	$357.0	$518.8	$524.6

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31, 2021	June 30, 2022
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$2.0	$4.6
Trade accounts receivable	135.2	140.3
Other accounts receivable	34.6	39.5
Inventory	281.1	329.0
Commodity derivatives contracts, net	1.4	2.5
Commodity derivatives deposits	46.3	95.5
Assets held for sale	299.5	—
Other current assets	43.1	58.1
Total current assets	843.2	669.5
Property, plant and equipment	8,045.9	8,109.4
Less: accumulated depreciation	2,141.2	2,239.3
Net property, plant and equipment	5,904.7	5,870.1
Investments in non-controlled entities	980.8	965.1
Right-of-use asset, operating leases	174.2	162.1
Long-term receivables	10.1	9.3
Goodwill	50.1	50.4
Other intangibles (less accumulated amortization of $11.9 and $13.3 at December 31, 2021 and June 30, 2022, respectively)	43.2	42.4
Restricted cash	7.0	6.3
Other noncurrent assets	16.7	17.2
Total assets	$8,030.0	$7,792.4

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$109.5	$138.8
Accrued payroll and benefits	74.9	58.0
Accrued interest payable	59.0	59.0
Accrued taxes other than income	76.5	63.6
Deferred revenue	92.5	85.9
Accrued product liabilities	153.5	186.6
Commodity derivatives contracts, net	18.6	35.0
Current portion of operating lease liability	25.8	30.8
Liabilities held for sale	15.8	—
Other current liabilities	53.5	31.1
Total current liabilities	679.6	688.8
Long-term debt, net	5,088.8	5,000.9
Long-term operating lease liability	147.3	134.3
Long-term pension and benefits	145.0	140.0
Other noncurrent liabilities	69.5	69.0
Commitments and contingencies
Partners’ capital:
Common unitholders (212.4 units and 207.7 units outstanding at December 31, 2021 and June 30, 2022, respectively)	2,054.8	1,909.2
Accumulated other comprehensive loss	(155.0)	(149.8)
Total partners’ capital	1,899.8	1,759.4
Total liabilities and partners’ capital	$8,030.0	$7,792.4
See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	June 30,
	2021	2022
Operating Activities:
Net income	$501.7	$519.4
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(24.1)	(175.6)
Depreciation, amortization and impairment expense	106.9	116.5
Gain on disposition of assets	(69.7)	(0.2)
Earnings of non-controlled entities	(79.7)	(61.9)
Distributions from operations of non-controlled entities	94.5	78.9
Equity-based incentive compensation expense	10.1	22.9
Settlement cost, amortization of prior service credit and actuarial loss	4.5	2.3
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	(32.5)	(10.0)
Inventory	(58.7)	(47.9)
Accounts payable	29.2	6.1
Accrued payroll and benefits	5.6	(16.9)
Accrued taxes other than income	(15.4)	(12.9)
Accrued product liabilities	53.3	33.1
Deferred revenue	2.9	(6.6)
Other current and noncurrent assets and liabilities	37.2	(73.4)
Net cash provided by operating activities of continuing operations	565.8	373.8
Net cash provided by operating activities of discontinued operations	27.3	23.5
Net cash provided by operating activities	593.1	397.3
Investing Activities:
Additions to property, plant and equipment, net(1)	(67.4)	(86.1)
Proceeds from sale and disposition of assets	271.8	0.2
Investments in non-controlled entities	(5.6)	(0.9)
Net cash provided (used) by investing activities of continuing operations	198.8	(86.8)
Net cash provided (used) by investing activities of discontinued operations	(1.0)	448.4
Net cash provided by investing activities	197.8	361.6
Financing Activities:
Distributions paid	(458.4)	(440.1)
Repurchases of common units, net(2)	(82.3)	(219.0)
Net commercial paper payments	—	(89.0)
Payments associated with settlement of equity-based incentive compensation	(6.2)	(8.9)
Net cash used by financing activities	(546.9)	(757.0)
Change in cash, cash equivalents and restricted cash	244.0	1.9
Cash, cash equivalents and restricted cash at beginning of period	22.4	9.0
Cash, cash equivalents and restricted cash at end of period	$266.4	$10.9

Supplemental non-cash investing and financing activities:
(1) Additions to property, plant and equipment	$(60.1)	$(85.3)
Changes in accounts payable and other current liabilities related to capital expenditures	(7.3)	(0.8)
Additions to property, plant and equipment, net	$(67.4)	$(86.1)

(2) Repurchases of common units	$(82.3)	$(239.6)
Changes in accounts payable related to repurchases of common units	—	20.6
Repurchases of common units, net	$(82.3)	$(219.0)
See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited, in millions)

	Common Unitholders	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance, April 1, 2021	$2,477.7	$(180.7)	$2,297.0
Comprehensive income:
Net income	280.4	—	280.4
Total other comprehensive income	—	14.6	14.6
Total comprehensive income	280.4	14.6	295.0
Distributions	(229.0)	—	(229.0)
Repurchases of common units	(82.3)	—	(82.3)
Equity-based incentive compensation expense	5.4	—	5.4
Other	(0.3)	—	(0.3)
Three Months Ended June 30, 2021	$2,451.9	$(166.1)	$2,285.8

Balance, April 1, 2022	$1,955.6	$(152.9)	$1,802.7
Comprehensive income:
Net income	353.9	—	353.9
Total other comprehensive income	—	3.1	3.1
Total comprehensive income	353.9	3.1	357.0
Distributions	(219.5)	—	(219.5)
Repurchases of common units	(189.6)	—	(189.6)
Equity-based incentive compensation expense	8.5	—	8.5
Issuance of common units in settlement of equity-based incentive plan awards	0.4	—	0.4
Other	(0.1)	—	(0.1)
Three Months Ended June 30, 2022	$1,909.2	$(149.8)	$1,759.4

MAGELLAN MIDSTREAM PARTNERS, L.P. CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (Continued) (Unaudited, in millions)

	Common Unitholders	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance, January 1, 2021	$2,487.0	$(183.2)	$2,303.8
Comprehensive income:
Net income	501.7	—	501.7
Total other comprehensive loss	—	17.1	17.1
Total comprehensive income (loss)	501.7	17.1	518.8
Distributions	(458.4)	—	(458.4)
Repurchases of common units	(82.3)	—	(82.3)
Equity-based incentive compensation expense	10.1	—	10.1
Issuance of common units in settlement of equity-based incentive plan awards	0.1	—	0.1
Payments associated with settlement of equity-based incentive compensation	(6.2)	—	(6.2)
Other	(0.1)	—	(0.1)
Six Months Ended June 30, 2021	$2,451.9	$(166.1)	$2,285.8

Balance, January 1, 2022	$2,054.8	$(155.0)	$1,899.8
Comprehensive income:
Net income	519.4	—	519.4
Total other comprehensive income	—	5.2	5.2
Total comprehensive income	519.4	5.2	524.6
Distributions	(440.1)	—	(440.1)
Repurchases of common units	(239.6)	—	(239.6)
Equity-based incentive compensation expense	22.9	—	22.9
Issuance of common units in settlement of equity-based incentive plan awards	1.1	—	1.1
Payments associated with settlement of equity-based incentive compensation	(8.9)	—	(8.9)
Other	(0.4)	—	(0.4)
Six Months Ended June 30, 2022	$1,909.2	$(149.8)	$1,759.4

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

Description of Business

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of June 30, 2022, our asset portfolio consisted of:

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of Presentation

In the opinion of management, our accompanying consolidated financial statements which are unaudited, except for the consolidated balance sheet as of December 31, 2021, which is derived from our audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2022, the results of operations for the three and six months ended June 30, 2021 and 2022 and cash flows for the six months ended June 30, 2021 and 2022. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 for several reasons. Profits from our gas liquids blending activities are realized largely during the first and fourth quarters of each year. Additionally, gasoline demand, which drives transportation volumes and revenues on our refined products pipeline system, generally trends higher during the summer driving months. Further, the volatility of commodity prices impacts the profits from our commodity activities and the volume of petroleum products we transport on our pipelines.

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

Discontinued Operations

On June 8, 2022, we completed the sale of our independent terminals network comprised of 26 refined petroleum products terminals in the southeastern U.S. to Buckeye Partners, L.P. (“Buckeye”) for $446.9 million, including working capital adjustments. The related results of operations, financial position and cash flows have been classified as discontinued operations for all periods presented (see Note 2 – Discontinued Operations and Assets Held for Sale for additional details). Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to continuing operations.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.Discontinued Operations and Assets Held for Sale

Summarized Results of Discontinued Operations

The following table provides the summarized results that have been presented as discontinued operations on the consolidated statements of income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Transportation and terminals revenue	$13.7	$9.0	$26.8	$21.1
Product sales revenue	27.7	23.7	44.6	30.0
Total revenue	41.4	32.7	71.4	51.1
Costs and expenses:
Operating	3.8	4.2	7.2	8.0
Cost of product sales	17.9	18.3	31.8	28.8
Depreciation, amortization and impairment	3.5	—	7.0	—
General and administrative	0.7	0.5	1.3	1.1
Total costs and expenses	25.9	23.0	47.3	37.9
Gain on disposition of assets	—	(162.4)	—	(162.4)
Income from discontinued operations	$15.5	$172.1	$24.1	$175.6
Summarized Assets and Liabilities of Discontinued Operations

The following table provides the summarized assets and liabilities that were classified as held for sale on the consolidated balance sheet as of December 31, 2021 (in millions). Subsequent to the sale of our independent terminals network on June 8, 2022, no assets or liabilities were classified as held for sale.

December 31, 2021
Assets:
Trade accounts receivable	$6.3
Inventory	17.0
Net property, plant and equipment	272.0
Goodwill	2.7
Other assets	1.5
Total assets classified as held for sale	$299.5

Liabilities:
Accounts payable	$3.7
Accrued product liabilities	8.4
Other liabilities	3.7
Total liabilities classified as held for sale	$15.8

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

	Three Months Ended June 30, 2021
	(in millions)
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$337.9	$118.7	$(1.2)	$455.4
Product sales revenue	149.6	43.4	—	193.0
Affiliate management fee revenue	1.6	3.6	—	5.2
Total revenue	489.1	165.7	(1.2)	653.6
Operating expense	108.2	43.8	(2.9)	149.1
Cost of product sales	125.1	46.7	—	171.8
Other operating (income) expense	(3.2)	1.3	—	(1.9)
Earnings of non-controlled entities	(8.2)	(32.4)	—	(40.6)
Operating margin	267.2	106.3	1.7	375.2
Depreciation, amortization and impairment expense	34.1	16.5	1.7	52.3
G&A expense	40.3	15.8	—	56.1
Operating profit	$192.8	$74.0	$—	$266.8

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2022
	(in millions)
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$349.2	$121.4	$(1.3)	$469.3
Product sales revenue	291.0	22.7	—	313.7
Affiliate management fee revenue	1.7	3.9	—	5.6
Total revenue	641.9	148.0	(1.3)	788.6
Operating expense	136.3	46.6	(2.8)	180.1
Cost of product sales	260.6	21.7	—	282.3
Other operating (income) expense	(3.0)	—	—	(3.0)
(Earnings) losses of non-controlled entities	2.0	(28.5)	—	(26.5)
Operating margin	246.0	108.2	1.5	355.7
Depreciation, amortization and impairment expense	39.2	18.1	1.5	58.8
G&A expense	40.3	16.6	—	56.9
Operating profit	$166.5	$73.5	$—	$240.0

	Six Months Ended June 30, 2021
	(in millions)
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$635.5	$234.9	$(3.0)	$867.4
Product sales revenue	334.1	72.6	—	406.7
Affiliate management fee revenue	3.2	7.4	—	10.6
Total revenue	972.8	314.9	(3.0)	1,284.7
Operating expense	199.7	83.0	(6.3)	276.4
Cost of product sales	265.9	76.8	—	342.7
Other operating (income) expense	(3.5)	2.0	—	(1.5)
Earnings of non-controlled entities	(17.4)	(62.3)	—	(79.7)
Operating margin	528.1	215.4	3.3	746.8
Depreciation, amortization and impairment expense	70.2	33.4	3.3	106.9
G&A expense	73.3	28.8	—	102.1
Operating profit	$384.6	$153.2	$—	$537.8

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2022
	(in millions)
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$658.7	$236.1	$(2.6)	$892.2
Product sales revenue	532.6	27.2	—	559.8
Affiliate management fee revenue	3.5	7.8	—	11.3
Total revenue	1,194.8	271.1	(2.6)	1,463.3
Operating expense	224.5	85.4	(5.6)	304.3
Cost of product sales	493.7	32.0	—	525.7
Other operating (income) expense	(3.1)	2.1	—	(1.0)
Earnings of non-controlled entities	(1.7)	(60.2)	—	(61.9)
Operating margin	481.4	211.8	3.0	696.2
Depreciation, amortization and impairment expense	78.8	34.7	3.0	116.5
G&A expense	86.0	33.7	—	119.7
Operating profit	$316.6	$143.4	$—	$460.0

4. Revenue

Statements of Income Disclosures

The following tables provide details of our revenue disaggregated by key activities that comprise our performance obligations by operating segment (in millions):

	Three Months Ended June 30, 2021
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$232.1	$59.8	$—	$291.9
Terminalling	25.2	3.2	—	28.4
Storage	44.6	29.7	(1.2)	73.1
Ancillary services	32.0	7.6	—	39.6
Lease revenue	4.0	18.4	—	22.4
Transportation and terminals revenue	337.9	118.7	(1.2)	455.4
Product sales revenue	149.6	43.4	—	193.0
Affiliate management fee revenue	1.6	3.6	—	5.2
Total revenue	489.1	165.7	(1.2)	653.6
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue	(4.0)	(18.4)	—	(22.4)
(Gains) losses from futures contracts included in product sales revenue	34.3	6.1	—	40.4
Affiliate management fee revenue	(1.6)	(3.6)	—	(5.2)
Total revenue from contracts with customers under ASC 606	$517.8	$149.8	$(1.2)	$666.4

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2022
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$249.3	$62.1	$—	$311.4
Terminalling	29.1	12.8	—	41.9
Storage	38.0	24.6	(1.3)	61.3
Ancillary services	26.3	3.5	—	29.8
Lease revenue	6.5	18.4	—	24.9
Transportation and terminals revenue	349.2	121.4	(1.3)	469.3
Product sales revenue	291.0	22.7	—	313.7
Affiliate management fee revenue	1.7	3.9	—	5.6
Total revenue	641.9	148.0	(1.3)	788.6
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue	(6.5)	(18.4)	—	(24.9)
(Gains) losses from futures contracts included in product sales revenue	86.2	2.8	—	89.0
Affiliate management fee revenue	(1.7)	(3.9)	—	(5.6)
Total revenue from contracts with customers under ASC 606	$719.9	$128.5	$(1.3)	$847.1

	Six Months Ended June 30, 2021
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$425.5	$114.8	$—	$540.3
Terminalling	47.8	9.3	—	57.1
Storage	93.6	59.0	(3.0)	149.6
Ancillary services	60.5	15.6	—	76.1
Lease revenue	8.1	36.2	—	44.3
Transportation and terminals revenue	635.5	234.9	(3.0)	867.4
Product sales revenue	334.1	72.6	—	406.7
Affiliate management fee revenue	3.2	7.4	—	10.6
Total revenue	972.8	314.9	(3.0)	1,284.7
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue	(8.1)	(36.2)	—	(44.3)
(Gains) losses from futures contracts included in product sales revenue	81.6	11.5	—	93.1
Affiliate management fee revenue	(3.2)	(7.4)	—	(10.6)
Total revenue from contracts with customers under ASC 606	$1,043.1	$282.8	$(3.0)	$1,322.9

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2022
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$462.6	$117.1	$—	$579.7
Terminalling	52.4	19.1	—	71.5
Storage	77.5	51.6	(2.6)	126.5
Ancillary services	53.9	11.4	—	65.3
Lease revenue	12.3	36.9	—	49.2
Transportation and terminals revenue	658.7	236.1	(2.6)	892.2
Product sales revenue	532.6	27.2	—	559.8
Affiliate management fee revenue	3.5	7.8	—	11.3
Total revenue	1,194.8	271.1	(2.6)	1,463.3
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue	(12.3)	(36.9)	—	(49.2)
(Gains) losses from futures contracts included in product sales revenue	194.4	11.0	—	205.4
Affiliate management fee revenue	(3.5)	(7.8)	—	(11.3)
Total revenue from contracts with customers under ASC 606	$1,373.4	$237.4	$(2.6)	$1,608.2

Balance Sheet Disclosures

The following table summarizes our accounts receivable, contract assets and contract liabilities resulting from contracts with customers (in millions):

	December 31, 2021	June 30, 2022
Accounts receivable from contracts with customers	$134.8	$140.2
Contract assets	$12.5	$10.6
Contract liabilities	$100.1	$92.8

For the respective three and six months ended June 30, 2022, we recognized $1.4 million and $69.0 million of transportation and terminals revenue that was recorded in deferred revenue as of December 31, 2021.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unfulfilled Performance Obligations

The following table provides the aggregate amount of the transaction price allocated to our unfulfilled performance obligations (“UPOs”) as of June 30, 2022 by operating segment, including the range of years remaining on our contracts with customers and an estimate of revenues expected to be recognized over the next 12 months (dollars in millions):

	Refined Products	Crude Oil	Total
Balances at June 30, 2022	$1,697.0	$954.1	$2,651.1
Remaining terms	1 - 16 years	1 - 10 years
Estimated revenues from UPOs to be recognized in the next 12 months	$349.2	$232.1	$581.3

5.Investments in Non-Controlled Entities

Our equity investments in non-controlled entities at June 30, 2022 were comprised of:

Entity	Ownership Interest
BridgeTex Pipeline Company, LLC (“BridgeTex”)	30%
Double Eagle Pipeline LLC (“Double Eagle”)	50%
HoustonLink Pipeline Company, LLC (“HoustonLink”)	50%
MVP Terminalling, LLC (“MVP”)	25%
Powder Springs Logistics, LLC (“Powder Springs”)	50%
Saddlehorn Pipeline Company, LLC (“Saddlehorn”)	30%
Seabrook Logistics, LLC (“Seabrook”)	50%
Texas Frontera, LLC (“Texas Frontera”)	50%
.
We serve as operator of BridgeTex, HoustonLink, MVP, Powder Springs, Saddlehorn, Texas Frontera and the pipeline activities of Seabrook. We receive fees for management services as well as reimbursement or payment to us for certain direct operational payroll and other overhead costs. The management fees we receive are reported as affiliate management fee revenue on our consolidated statements of income. Cost reimbursements we receive from these entities in connection with our operating services are included as reductions to costs and expenses on our consolidated statements of income and totaled $0.7 million and $1.9 million during the three months ended June 30, 2021 and 2022, respectively, and $1.2 million and $3.8 million during the six months ended June 30, 2021 and 2022, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recorded the following revenue and expense transactions from certain of these non-controlled entities in our consolidated statements of income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Transportation and terminals revenue:
BridgeTex, pipeline capacity and storage	$13.0	$11.6	$23.7	$22.6
Double Eagle, throughput revenue	$0.8	$0.3	$1.8	$1.0
Saddlehorn, storage revenue	$0.6	$0.6	$1.2	$1.2
Operating expense:
Seabrook, storage lease and ancillary services	$5.6	$4.5	$10.9	$8.7
Other operating income:
Seabrook, gain on sale of air emission credits	$0.4	$—	$0.4	$—

Our consolidated balance sheets reflected the following balances related to transactions with our non-controlled entities (in millions):

	December 31, 2021
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable
BridgeTex	$1.2	$—	$0.3
Double Eagle	$0.2	$—	$—
HoustonLink	$—	$—	$0.2
MVP	$—	$0.6	$2.2
Saddlehorn	$—	$0.2	$—
Seabrook	$—	$0.1	$3.2

	June 30, 2022
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable
BridgeTex	$4.1	$—	$—
Double Eagle	$0.1	$—	$—
HoustonLink	$—	$—	$0.1
MVP	$—	$0.6	$—
Saddlehorn	$—	$0.1	$—
Seabrook	$0.3	$—	$1.1

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of our investments in non-controlled entities (representing only our proportionate interest) follows (in millions):

Investments at December 31, 2021	$980.8
Additional investment	0.9
Other adjustments	0.4
Earnings of non-controlled entities:
Proportionate share of earnings	62.8
Amortization of excess investment and capitalized interest	(0.9)
Earnings of non-controlled entities	61.9
Less:
Distributions from operations of non-controlled entities	78.9
Investments at June 30, 2022	$965.1

6.Inventory

Inventory at December 31, 2021 and June 30, 2022 was as follows (in millions):

	December 31, 2021	June 30, 2022
Refined products	$138.0	$153.6
Transmix	72.4	85.9
LPGs	42.0	40.8
Crude oil	25.4	45.0
Additives	3.3	3.7
Total inventory	$281.1	$329.0

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.Debt
Long-term debt at December 31, 2021 and June 30, 2022 was as follows (in millions):

	December 31, 2021	June 30, 2022
Commercial paper	$108.0	$19.0
3.20% Notes due 2025	250.0	250.0
5.00% Notes due 2026	650.0	650.0
3.25% Notes due 2030	500.0	500.0
6.40% Notes due 2037	250.0	250.0
4.20% Notes due 2042	250.0	250.0
5.15% Notes due 2043	550.0	550.0
4.20% Notes due 2045	250.0	250.0
4.25% Notes due 2046	500.0	500.0
4.20% Notes due 2047	500.0	500.0
4.85% Notes due 2049	500.0	500.0
3.95% Notes due 2050	800.0	800.0
Face value of long-term debt	5,108.0	5,019.0
Unamortized debt issuance costs(1)	(37.8)	(36.6)
Net unamortized debt premium(1)	18.6	18.5
Long-term debt, net	$5,088.8	$5,000.9

(1)        Debt issuance costs, note discounts and premiums are being amortized or accreted to the applicable notes over the respective lives of those notes.

All of the instruments detailed in the table above are senior indebtedness.

Other Debt

Revolving Credit Facility. At June 30, 2022, the total borrowing capacity under our revolving credit facility maturing in May 2024 was $1.0 billion. Any borrowings outstanding under this facility are classified as long-term debt on our consolidated balance sheets. Borrowings under the facility are unsecured and bear interest at LIBOR plus a spread ranging from 0.875% to 1.500% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate between 0.075% and 0.200% depending on our credit ratings. The unused commitment fee was 0.125% at June 30, 2022. Borrowings under this facility may be used for general purposes, including capital expenditures. As of December 31, 2021 and June 30, 2022, there were no borrowings outstanding under this facility and $3.5 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt on our consolidated balance sheets, but decrease our borrowing capacity under this facility.

Our revolving credit facility requires us to maintain a specified ratio of consolidated debt to EBITDA (as defined in the credit agreement) of no greater than 5.0 to 1.0. In addition, the revolving credit facility and the indentures under which our senior notes were issued contain covenants that limit our ability to, among other things, incur indebtedness secured by certain liens or encumber our assets, engage in certain sale-leaseback transactions and consolidate, merge or dispose of all or substantially all of our assets. We were in compliance with these covenants as of and during the six months ended June 30, 2022.

Commercial Paper Program. We have a commercial paper program under which we may issue commercial paper notes in an amount up to the available capacity under our $1.0 billion revolving credit facility. The maturities of the commercial paper notes vary, but may not exceed 397 days from the date of issuance. Because the commercial paper we can issue is limited to amounts available under our revolving credit facility, amounts

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outstanding under the program are classified as long-term debt. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. Commercial paper borrowings outstanding at June 30, 2022 were $19.0 million. The weighted average interest rate for commercial paper borrowings based on the number of days outstanding was 0.8% for the six months ended June 30, 2022.

8.Leases

We entered into a long-term terminalling and storage contract with Seabrook for our exclusive use of dedicated tankage that provides our customers with crude oil storage capacity and dock access for crude oil imports and exports on the Texas Gulf Coast.

The following tables provide information about our third-party and Seabrook operating leases (in millions):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2022
	Third-Party Leases	Seabrook Lease	All Leases	Third-Party Leases	Seabrook Lease	All Leases
Total lease expense	$6.9	$5.6	$12.5	$6.3	$4.5	$10.8

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2022
	Third-Party Leases	Seabrook Lease	All Leases	Third-Party Leases	Seabrook Lease	All Leases
Total lease expense	$13.9	$10.9	$24.8	$12.5	$8.7	$21.2

	December 31, 2021			June 30, 2022
	Third-Party Leases	Seabrook Lease	All Leases	Third-Party Leases	Seabrook Lease	All Leases
Current lease liability	$17.8	$8.0	$25.8	$21.1	$9.7	$30.8
Long-term lease liability	$102.8	$44.5	$147.3	$95.5	$38.8	$134.3
Right-of-use asset	$121.7	$52.5	$174.2	$113.5	$48.6	$162.1

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.Employee Benefit Plans

We sponsor a defined contribution plan in which we match our employees’ qualifying contributions, resulting in additional expense to us. Expenses related to the defined contribution plan, including expense related to discontinued operations, were $2.3 million and $2.5 million for the three months ended June 30, 2021 and 2022, respectively, and $5.4 million and $6.6 million for the six months ended June 30, 2021 and 2022, respectively.
In addition, we sponsor two pension plans, including one for non-union employees and one that covers union employees, and a postretirement benefit plan for certain employees. The following disclosures related to these plans include amounts related to discontinued operations. Net periodic benefit expense for the three and six months ended June 30, 2021 and 2022 were as follows (in millions):

	Three Months Ended		Three Months Ended
	June 30, 2021		June 30, 2022
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$6.9	$0.1	$6.6	$—
Interest cost	2.3	0.1	2.6	0.1
Expected return on plan assets	(2.9)	—	(3.1)	—
Amortization of prior service credit	(0.1)	—	(0.1)	—
Amortization of actuarial loss	1.3	0.2	1.1	0.1
Settlement cost	1.5	—	—	—
Net periodic benefit cost	$9.0	$0.4	$7.1	$0.2

	Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2022
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$14.3	$0.2	$13.7	$0.1
Interest cost	4.7	0.2	5.3	0.2
Expected return on plan assets	(6.0)	—	(6.5)	—
Amortization of prior service credit	(0.1)	—	(0.1)	—
Amortization of actuarial loss	2.8	0.3	2.2	0.2
Settlement cost	1.5	—	—	—
Net periodic benefit cost	$17.2	$0.7	$14.6	$0.5
The service component of our net periodic benefit costs is presented in operating expense and G&A expense, and the non-service components are presented in other (income) expense in our consolidated statements of income.

The changes in accumulated other comprehensive loss (“AOCL”) related to employee benefit plan assets and benefit obligations for the three and six months ended June 30, 2021 and 2022 were as follows (in millions):

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Three Months Ended
	June 30, 2021		June 30, 2022
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(116.3)	$(10.3)	$(91.7)	$(10.6)
Net actuarial gain (loss)	12.4	(1.6)	(1.3)	2.4
Recognition of prior service credit amortization in income	(0.1)	—	(0.1)	—
Recognition of actuarial loss amortization in income	1.3	0.2	1.1	0.1
Recognition of settlement cost in income	1.5	—	—	—
Ending balance	$(101.2)	$(11.7)	$(92.0)	$(8.1)

	Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2022
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(117.8)	$(10.4)	$(92.8)	$(10.7)
Net actuarial gain (loss)	12.4	(1.6)	(1.3)	2.4
Recognition of prior service credit amortization in income	(0.1)	—	(0.1)	—
Recognition of actuarial loss amortization in income	2.8	0.3	2.2	0.2
Recognition of settlement cost in income	1.5	—	—	—
Ending balance	$(101.2)	$(11.7)	$(92.0)	$(8.1)

Contributions estimated to be paid into the plans in 2022 are $39.0 million and $0.5 million for the pension plans and other postretirement benefit plan, respectively.

10.Long-Term Incentive Plan

The compensation committee of our board administers our long-term incentive plan (“LTIP”) covering certain of our employees and the independent directors of our board. The LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate payout of 13.7 million of our common units. The estimated units remaining available under the LTIP at June 30, 2022 totaled approximately 1.8 million.

Equity-based incentive compensation expense for the three and six months ended June 30, 2021 and 2022, primarily recorded as G&A expense on our consolidated statements of income, was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Performance-based awards	$2.7	$4.6	$4.9	$12.6
Time-based awards	2.7	3.9	5.2	10.3
Total	$5.4	$8.5	$10.1	$22.9

On February 9, 2022, 622,986 unit awards were granted pursuant to our LTIP. These awards included both performance-based and time-based awards and have a three-year vesting period that will end on December 31, 2024.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basic and Diluted Net Income Per Common Unit

The difference between our actual common units outstanding and our weighted average number of common units outstanding used to calculate net income per common unit is due to the impact of: (i) the phantom units issued to our independent directors, (ii) unit awards granted to retirees or employees of retirement age and (iii) the weighted average effect of units actually issued or repurchased during a period. The difference between the weighted average number of common units outstanding used for basic and diluted net income per unit calculations on our consolidated statements of income is primarily the dilutive effect of phantom unit awards granted pursuant to our LTIP, which have not yet vested in periods where contingent performance metrics have been met.

11.Derivative Financial Instruments

Commodity Derivatives

Our open futures contracts at June 30, 2022 were as follows:

Type of Contract/Accounting Methodology	Product Represented by the Contract and Associated Barrels	Maturity Dates
Commodity derivatives contract - Economic hedges	5.1 million barrels of refined products and crude oil	Between July 2022 and April 2023
Commodity derivatives contract - Economic hedges	1.5 million barrels of gas liquids	Between July 2022 and April 2023

Commodity Derivatives Contracts and Deposits Offsets

At December 31, 2021 and June 30, 2022, we had made margin deposits of $46.3 million and $95.5 million, respectively, for our commodity derivatives contracts with our counterparties, which were recorded as current assets under commodity derivatives deposits on our consolidated balance sheets. We have the right to offset the combined fair values of our open derivatives contracts against our margin deposits under a master netting arrangement for each counterparty; however, we have elected to present the combined fair values of our open derivatives contracts separately from the related margin deposits on our consolidated balance sheets. Additionally, we have the right to offset the fair values of our derivatives contracts together for each counterparty, which we have elected to do, and we report the combined net balances on our consolidated balance sheets. A schedule of the derivative amounts we have offset and the deposit amounts we could offset under master netting arrangements are provided below as of December 31, 2021 and June 30, 2022 (in millions):

Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Assets Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheets	Net Asset Amount(1)
As of December 31, 2021	$(22.3)	$5.1	$(17.2)	$46.3	$29.1
As of June 30, 2022	$(39.7)	$7.2	$(32.5)	$95.5	$63.0

(1) Amount represents the maximum loss we would incur if all of our counterparties failed to perform on their derivative contracts.

Basis Derivative Agreement
During 2019, we entered into a basis derivative agreement with a joint venture co-owner’s affiliate, and, contemporaneously, that affiliate entered into an intrastate transportation services agreement with the joint venture. Settlements under the basis derivative agreement were determined based on the basis differential of crude oil prices at different market locations and a notional volume of 30,000 barrels per day. As a result, we accounted for this agreement as a derivative and recognized the changes in fair value based on forward price curves for crude oil in

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

West Texas and the Houston Gulf Coast in other operating income (expense) in our consolidated statements of income. The liability for this agreement at December 31, 2021 was $1.5 million.

Impact of Derivatives on Our Financial Statements

Comprehensive Income

The changes in derivative activity included in AOCL for the three and six months ended June 30, 2021 and 2022 were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Losses Included in AOCL	2021	2022	2021	2022
Beginning balance	$(54.1)	$(50.6)	$(55.0)	$(51.5)
Reclassification of net loss on cash flow hedges to income	0.9	0.9	1.8	1.8
Ending balance	$(53.2)	$(49.7)	$(53.2)	$(49.7)

The following is a summary of the effect on our consolidated statements of income for the three and six months ended June 30, 2021 and 2022 of derivatives that were designated as cash flow hedges (in millions):

	Interest Rate Contracts
	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Three Months Ended June 30, 2021 and 2022	Interest expense	$(0.9)
Six Months Ended June 30, 2021 and 2022	Interest expense	$(1.8)

As of June 30, 2022, the net loss estimated to be classified to interest expense over the next twelve months from AOCL is approximately $3.5 million. This amount relates to the amortization of losses on interest rate contracts over the life of the related debt instruments.
The following table provides a summary of the effect on our consolidated statements of income for the three and six months ended June 30, 2021 and 2022 of derivatives that were not designated as hedging instruments (in millions):

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended		Six Months Ended
	Location of Gain (Loss) Recognized on Derivatives	June 30,		June 30,
Derivative Instrument		2021	2022	2021	2022
Commodity derivatives contracts	Product sales revenue	$(40.4)	$(89.0)	$(93.1)	$(205.4)
Commodity derivatives contracts	Cost of product sales	6.2	(7.4)	7.6	1.2
Basis derivative agreement	Other operating income (expense)	(1.2)	—	(1.9)	(2.1)
	Total	$(35.4)	$(96.4)	$(87.4)	$(206.3)
The impact of the derivatives in the above table was reflected as cash from operations on our consolidated statements of cash flows.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheets
The following tables provide a summary of the fair value of derivatives, which are presented on a net basis in our consolidated balance sheets, that were not designated as hedging instruments as of December 31, 2021 and June 30, 2022 (in millions):

	December 31, 2021
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity derivatives contracts	Commodity derivatives contracts, net	$5.1	Commodity derivatives contracts, net	$22.3
Basis derivative agreement	Other current assets	—	Other current liabilities	1.5
	Total	$5.1	Total	$23.8

	June 30, 2022
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity derivatives contracts	Commodity derivatives contracts, net	$7.2	Commodity derivatives contracts, net	$39.7
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

•Basis derivative agreement. During 2019, we entered into a basis derivative agreement with a joint venture co-owner’s affiliate, and, contemporaneously, that affiliate entered into an intrastate transportation services agreement with the joint venture. Settlements under the basis derivative agreement were determined based on the basis differential of crude oil prices at different market locations and a notional volume of 30,000 barrels per day (see Note 11 - Derivative Financial Instruments for further disclosures regarding this agreement). The fair value of this derivative was calculated based on observable market data inputs, including published commodity pricing data and market interest rates. The key inputs in the fair value calculation include the forward price curves for crude oil, the implied forward correlation in crude oil prices between West Texas and the Houston Gulf Coast, and the implied forward volatility for crude oil futures contracts.

•Long-term receivables. These include payments receivable under a sales-type leasing arrangement and payments due to us for environmental liability insurance. These receivables were recorded at fair value on our consolidated balance sheets, using then-current market rates to estimate the present value of future cash flows.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•Contractual obligations. At June 30, 2022, these primarily included a long-term contractual obligation we entered into in connection with the 2020 sale of three marine terminals to a subsidiary of Buckeye. This obligation requires us to perform certain environmental remediation work on Buckeye’s behalf at the New Haven, Connecticut terminal. This contractual obligation was recorded at fair value on our consolidated balance sheets upon initial recognition and was calculated using our best estimate of potential outcome scenarios to determine our liability for the remediation costs required in this agreement.

•Debt. The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2021 and June 30, 2022; however, where recent observable market trades were not available, prices were determined using adjustments to the last traded value for that debt issuance or by adjustments to the prices of similar debt instruments of peer entities that are actively traded. The carrying amount of borrowings, if any, under our revolving credit facility and our commercial paper program approximates fair value due to the frequent repricing of these obligations.

Fair Value Measurements - Financial Assets and Liabilities

The following tables summarize the carrying amounts, fair values and fair value measurements recorded or disclosed as of December 31, 2021 and June 30, 2022 based on the three levels established by ASC 820, Fair Value Measurements and Disclosures (in millions):

Assets (Liabilities)			Fair Value Measurements as of December 31, 2021 using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives contracts	$(17.2)	$(17.2)	$(18.6)	$1.4	$—
Basis derivative agreement	$(1.5)	$(1.5)	$—	$(1.5)	$—
Long-term receivables	$10.1	$10.1	$—	$—	$10.1
Contractual obligations	$(9.8)	$(9.8)	$—	$—	$(9.8)
Debt	$(5,088.8)	$(5,711.5)	$—	$(5,711.5)	$—

Assets (Liabilities)			Fair Value Measurements as of June 30, 2022 using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives contracts	$(32.5)	$(32.5)	$(26.9)	$(5.6)	$—
Long-term receivables	$9.3	$9.3	$—	$—	$9.3
Contractual obligations	$(9.9)	$(9.9)	$—	$—	$(9.9)
Debt	$(5,000.9)	$(4,460.2)	$—	$(4,460.2)	$—

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.Commitments and Contingencies

Corpus Christi Terminal Proceeding. On April 11, 2022, the State of Texas, through its Attorney General on behalf of the Texas Commission on Environmental Quality (“TCEQ”), brought an action for alleged violations of the Texas Clean Air Act in connection with a December 2020 fire at our Corpus Christi, Texas terminal. The TCEQ is seeking statutory civil penalties and statutory attorney’s fees over $0.5 million but not more than $1.0 million. While the outcome cannot be predicted with certainty, we believe the ultimate resolution of this matter will not have a material adverse effect on our business.

Hurricane Harvey Enforcement Proceeding. In July 2018, we received a Notice of Enforcement letter from the TCEQ alleging two air emission violations at our Galena Park, Texas terminal that occurred during Hurricane Harvey in third quarter 2017. This matter was settled in June 2022 for approximately $0.4 million.

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

Environmental Liabilities

Liabilities recognized for estimated environmental costs were $9.8 million at December 31, 2021 and June 30, 2022. We have classified environmental liabilities as current or noncurrent based on management’s estimates regarding the timing of actual payments. Environmental expenses recognized as a result of changes in our environmental liabilities are included in operating expenses on our consolidated statements of income. Environmental expenses were $0.9 million and $0.6 million for the three months ended June 30, 2021 and 2022, respectively, and $2.0 million and $1.5 million for the six months ended June 30, 2021 and 2022, respectively.

Other

In first quarter 2020, we entered into a long-term contractual obligation in connection with the sale of three marine terminals to Buckeye. This obligation requires us to perform certain environmental remediation work on Buckeye’s behalf at the New Haven, Connecticut terminal. At December 31, 2021, our balance sheet included a current liability of $0.5 million and a noncurrent liability of $8.9 million, and as of June 30, 2022, our balance sheet included a current liability of $0.2 million and a noncurrent liability of $8.9 million, reflecting the fair values of these obligations.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have entered into an agreement to guarantee our 50% pro rata share, up to $50.0 million, of contractual obligations under the Powder Springs’ $100 million credit facility. As of June 30, 2022, our consolidated balance sheets reflected a $0.8 million other current liability and a corresponding increase in our investment in non-controlled entities on our consolidated balance sheets to reflect the fair value of this guarantee.

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

14.Related Party Transactions

Stacy Methvin is an independent member of our board and also serves as a director of one of our customers. We received tariff, terminalling and other ancillary revenue from this customer of $17.3 million and $14.9 million for the three months ended June 30, 2021 and 2022, respectively, and $28.4 million and $30.0 million for the six months ended June 30, 2021 and 2022, respectively. We recorded receivables of $5.4 million and $6.2 million from this customer at December 31, 2021 and June 30, 2022, respectively.

See Note 5 – Investments in Non-Controlled Entities and Note 8 – Leases for details of related party transactions with our joint ventures.

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

The following table details the changes in the number of our common units outstanding from December 31, 2021 through June 30, 2022:

Common units outstanding on December 31, 2021	212,387,990
Units repurchased during 2022	(4,928,091)
January 2022—Settlement of employee LTIP awards	200,949
During 2022—Other(1)	23,400
Common units outstanding on June 30, 2022	207,684,248

(1) Common units issued to settle the equity-based retainers paid to certain independent directors of our board.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Distributions

Distributions we paid during 2021 and 2022 were as follows (in millions, except per unit amounts):

Payment Date	Per Unit Distribution Amount	Total Distribution
2/12/2021	$1.0275	$229.4
5/14/2021	1.0275	229.0
8/13/2021	1.0275	226.6
11/12/2021	1.0375	221.4
Total	$4.1200	$906.4

2/14/2022	$1.0375	$220.6
5/13/2022	1.0375	219.5
Through 06/30/2022	2.0750	440.1
8/12/2022(a)	1.0375	215.5
Total	$3.1125	$655.6

(a) Our board declared this distribution in July 2022 to be paid on August 12, 2022 to unitholders of record at the close of business on August 5, 2022.

16.Subsequent Events

Recognizable events

No recognizable events occurred subsequent to June 30, 2022.

Non-recognizable events

Distribution. In July 2022, our board declared a quarterly distribution of $1.0375 per unit for the period of April 1, 2022 through June 30, 2022. This quarterly distribution will be paid on August 12, 2022 to unitholders of record on August 5, 2022.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a publicly traded limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of June 30, 2022, our asset portfolio consisted of:
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

Recent Developments

Sale of independent terminals network. On June 8, 2022, we completed the sale of our independent terminals network comprised of 26 refined petroleum products terminals in the southeastern U.S. to Buckeye Partners, L.P. (“Buckeye”) for $446.9 million, including working capital adjustments.

Distribution. In July 2022, our board declared a quarterly distribution of $1.0375 per unit for the period of April 1, 2022 through June 30, 2022. This quarterly distribution will be paid on August 12, 2022 to unitholders of record on August 5, 2022.

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

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2022

	Three Months Ended June 30,		Variance Favorable (Unfavorable)
	2021	2022	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$337.9	$349.2	$11.3	3
Crude oil	118.7	121.4	2.7	2
Intersegment eliminations	(1.2)	(1.3)	(0.1)	(8)
Total transportation and terminals revenue	455.4	469.3	13.9	3
Affiliate management fee revenue	5.2	5.6	0.4	8
Operating expenses:
Refined products	108.2	136.3	(28.1)	(26)
Crude oil	43.8	46.6	(2.8)	(6)
Intersegment eliminations	(2.9)	(2.8)	(0.1)	(3)
Total operating expenses	149.1	180.1	(31.0)	(21)
Product margin:
Product sales revenue	193.0	313.7	120.7	63
Cost of product sales	171.8	282.3	(110.5)	(64)
Product margin	21.2	31.4	10.2	48
Other operating income (expense)	1.9	3.0	1.1	58
Earnings of non-controlled entities	40.6	26.5	(14.1)	(35)
Operating margin	375.2	355.7	(19.5)	(5)
Depreciation, amortization and impairment expense	52.3	58.8	(6.5)	(12)
G&A expense	56.1	56.9	(0.8)	(1)
Operating profit	266.8	240.0	(26.8)	(10)
Interest expense (net of interest income and interest capitalized)	56.4	57.3	(0.9)	(2)
Gain on disposition of assets	(69.7)	—	(69.7)	(100)
Other (income) expense	14.8	0.6	14.2	96
Income from continuing operations before provision for income taxes	265.3	182.1	(83.2)	(31)
Provision for income taxes	0.4	0.3	0.1	25
Income from continuing operations	264.9	181.8	(83.1)	(31)
Income from discontinued operations (including gain on disposition of assets of $162.4 million in June 2022)	15.5	172.1	156.6	1,010
Net income	$280.4	$353.9	$73.5	26

Operating Statistics
Refined products:
Transportation revenue per barrel shipped	$1.690	$1.726
Volume shipped (million barrels):
Gasoline	78.8	83.1
Distillates	52.9	51.7
Aviation fuel	7.2	8.1
Total volume shipped	138.9	142.9
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped(1)	$0.816	$0.658
Volume shipped (million barrels)(1)	49.6	61.5
Terminal average utilization (million barrels per month)	25.0	23.6
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(2)	28.6	19.6
Saddlehorn - volume shipped (million barrels)(2)	20.0	20.0

(1) Includes shipments related to our crude oil marketing activities.
(2) These volumes reflect the total shipments for these joint venture pipelines, which are owned 30% by us.

Transportation and terminals revenue increased $13.9 million primarily resulting from:
•an increase in refined products revenue of $11.3 million primarily due to increased transportation volumes as a result of additional contributions from our Texas pipeline expansion projects, higher shipments on our South Texas pipeline segment as well as continued demand recovery from pandemic levels. Average transportation rates also increased due to the mid-year 2021 overall tariff increase. Higher tender deduction revenue that benefited from increased commodity prices offset less storage revenue due to lower utilization and rates following recent contract expirations; and
•an increase in crude oil revenue of $2.7 million. We benefited from higher terminal throughput fees as a result of more customers utilizing a simplified pricing structure for services in the Houston area as well as higher tender deduction revenue due to higher commodity prices. These favorable results were primarily offset by less storage revenue due to lower utilization and rates following recent contract expirations. Transportation volumes were higher due to increased shipments on our Houston distribution system, which move at a lower average rate.
Operating expenses increased $31.0 million primarily resulting from:
•an increase in refined products expenses of $28.1 million primarily due to less favorable product overages (which reduce operating expenses) in the current period, higher property taxes as a result of recent expansion projects and higher power costs; and
•an increase in crude oil expenses of $2.8 million primarily due to higher integrity spending related to the timing of maintenance work, partially offset by lower power costs as a result of our optimization efforts.

Product margin increased $10.2 million primarily due to higher margins and higher sales volumes on our gas liquids blending activities, partially offset by overall higher unrealized losses on futures contracts in the current period.

Other operating income was $1.1 million favorable in part due to losses recognized in the 2021 period on a basis derivative agreement.
Earnings of non-controlled entities decreased $14.1 million primarily due to unrealized losses on futures contracts for Powder Springs, lower average rates on the Saddlehorn pipeline and a favorable revenue adjustment that benefited MVP in 2021.
Depreciation, amortization and impairment expense increased $6.5 million primarily due to more asset retirements in 2022 related to maintenance work.
Interest expense, net of interest income and interest capitalized, increased $0.9 million primarily due to higher debt outstanding related to commercial paper borrowings during the second quarter of 2022. Our weighted average debt outstanding was $5.3 billion in second quarter 2022 compared to $5.0 billion in second quarter 2021. The weighted average interest rate was 4.3% in second quarter 2022 compared to 4.4% in second quarter 2021.

Gain on disposition of assets of $69.7 million in 2021 was primarily the result of a gain on the sale of a portion of our interest in MVP.

Other expense was $14.2 million favorable primarily due to amounts recognized in second quarter 2021 related to certain legal matters.

Income from discontinued operations increased by $156.6 million primarily due to the $162.4 million gain recognized on the sale of our independent terminals network in June 2022.

Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2022

	Six Months Ended June 30,		Variance Favorable (Unfavorable)
	2021	2022	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$635.5	$658.7	$23.2	4
Crude oil	234.9	236.1	1.2	1
Intersegment eliminations	(3.0)	(2.6)	0.4	13
Total transportation and terminals revenue	867.4	892.2	24.8	3
Affiliate management fee revenue	10.6	11.3	0.7	7
Operating expenses:
Refined products	199.7	224.5	(24.8)	(12)
Crude oil	83.0	85.4	(2.4)	(3)
Intersegment eliminations	(6.3)	(5.6)	(0.7)	(11)
Total operating expenses	276.4	304.3	(27.9)	(10)
Product margin:
Product sales revenue	406.7	559.8	153.1	38
Cost of product sales	342.7	525.7	(183.0)	(53)
Product margin	64.0	34.1	(29.9)	(47)
Other operating income (expense)	1.5	1.0	(0.5)	(33)
Earnings of non-controlled entities	79.7	61.9	(17.8)	(22)
Operating margin	746.8	696.2	(50.6)	(7)
Depreciation, amortization and impairment expense	106.9	116.5	(9.6)	(9)
G&A expense	102.1	119.7	(17.6)	(17)
Operating profit	537.8	460.0	(77.8)	(14)
Interest expense (net of interest income and interest capitalized)	112.8	114.1	(1.3)	(1)
Gain on disposition of assets	(69.7)	(0.2)	(69.5)	(100)
Other (income) expense	15.9	1.2	14.7	92
Income from continuing operations before provision for income taxes	478.8	344.9	(133.9)	(28)
Provision for income taxes	1.2	1.1	0.1	8
Income from continuing operations	477.6	343.8	(133.8)	(28)
Income from discontinued operations (including gain on disposition of assets of $162.4 million in June 2022)	24.1	175.6	151.5	629
Net income	$501.7	$519.4	$17.7	4

Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.682	$1.683
Volume shipped (million barrels):
Gasoline	143.8	158.7
Distillates	99.4	99.3
Aviation fuel	13.3	15.5
LPGs	0.5	0.6
Total volume shipped	257.0	274.1
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped(1)	$0.803	$0.733
Volume shipped (million barrels)(1)	96.1	103.4
Terminal average utilization (million barrels per month)	25.3	24.4
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(2)	55.5	45.1
Saddlehorn - volume shipped (million barrels)(2)	36.1	40.0

(1) Includes shipments related to our crude oil marketing activities.
(2) These volumes reflect the total shipments for these joint venture pipelines, which are owned 30% by us.

Transportation and terminals revenue increased $24.8 million resulting from:
•an increase in refined products revenue of $23.2 million primarily due to increased transportation volumes as a result of additional contributions from our Texas pipeline expansion projects, higher shipments on our South Texas pipeline segment as well as continued demand recovery from pandemic levels. Average transportation rates were similar between periods as a higher proportion of short-haul shipments, which move at a lower tariff, offset the mid-year 2021 overall tariff increase. Higher tender deduction revenue that benefited from increased commodity prices mainly offset less storage revenue due to lower utilization and rates following recent contract expirations; and
•an increase in crude oil revenue of $1.2 million. We benefited from higher terminal throughput fees as a result of more customers utilizing a simplified pricing structure for services in the Houston area as well as higher tender deduction revenue due to higher commodity prices. These favorable results were primarily offset by less storage revenue due to lower utilization and rates following recent contract expirations. Transportation volumes were higher due to increased shipments on our Houston distribution system, which move at a lower average rate.
Operating expenses increased by $27.9 million primarily resulting from:
•an increase in refined products expenses of $24.8 million. Property taxes increased as a result of recent expansion projects, power costs were higher primarily due to the benefit of gains on our power hedges in the prior year driven by the 2021 winter storms and integrity spending increased due to the timing of maintenance work; and
•an increase in crude oil expenses of $2.4 million. Higher integrity spending related to the timing of maintenance work and higher power costs, as the prior year benefited from gains on power hedges during the 2021 winter storms, were partially offset by lower pipeline rental costs resulting from new agreements.

Product margin decreased $29.9 million primarily due to higher losses on futures contracts in the current year and lower margins on our fractionator activities, partially offset by higher margins on our gas liquids blending activities in the current year.
Earnings of non-controlled entities decreased $17.8 million primarily due to unrealized losses on futures contracts for Powder Springs, lower average rates on the Saddlehorn pipeline and lower MVP earnings as a result of the sale of a portion of our interest in April 2021 as well as a favorable revenue adjustment that benefited MVP last year.
Depreciation, amortization and impairment expense increased $9.6 million primarily due to the timing of asset retirements as well as asset additions.
G&A expense increased $17.6 million primarily due to expenses related to the recent retirement agreement for our former chief executive officer as well as higher incentive compensation costs as a result of overall improved financial results.
Interest expense, net of interest income and interest capitalized, increased $1.3 million primarily due to higher debt outstanding. Our weighted average debt outstanding was $5.3 billion in the 2022 period compared to $5.1 billion in 2021. The weighted average interest rate was 4.3% in 2022 compared to 4.4% in 2021.

Gain on disposition of assets of $69.7 million in 2021 was primarily the result of the sale of a portion of our interest in MVP.
Other expense was $14.7 million favorable primarily due to amounts recognized in second quarter 2021 related to certain legal matters.
Income from discontinued operations increased by $151.5 million primarily due to the $162.4 million gain recognized on the sale of our independent terminals network in June 2022.

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

Adjusted EBITDA, DCF and FCF are non-GAAP measures. A reconciliation of each of these measures to net income for the six months ended June 30, 2021 and 2022 is as follows (in millions):

	Six Months Ended June 30,
	2021	2022
Net income	$501.7	$519.4
Interest expense, net	112.8	114.1
Depreciation, amortization and impairment(1)	118.3	116.5
Equity-based incentive compensation(2)	3.9	14.0
Gain on disposition of assets(3)	(68.4)	(156.3)
Commodity-related adjustments:
Derivative (gains) losses recognized in the period associated with future transactions(4)	23.5	40.9
Derivative gains (losses) recognized in previous periods associated with transactions completed in the period(4)	(29.5)	(18.7)
Inventory valuation adjustments(5)	3.4	(2.0)
Total commodity-related adjustments	(2.6)	20.2
Distributions from operations of non-controlled entities in excess of earnings	14.8	17.0
Adjusted EBITDA	680.5	644.9
Interest expense, net, excluding debt issuance cost amortization	(111.2)	(112.6)
Maintenance capital(6)	(24.7)	(38.9)
Distributable cash flow	$544.6	$493.4
Expansion capital(7)	(42.1)	(45.8)
Proceeds from disposition of assets(3)	270.6	440.8
Free cash flow	$773.1	$888.4
Distributions paid	(458.4)	(440.1)
Free cash flow after distributions	$314.7	$448.3

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

A reconciliation of FCF to net cash provided by operating activities for the six months ended June 30, 2021 and 2022 is as follows (in millions):

	Six Months Ended June 30,
	2021	2022
Net cash provided by operating activities	$593.1	$397.3
Changes in operating assets and liabilities	(21.5)	128.5
Net cash provided (used) by investing activities	197.8	361.6
Payments associated with settlement of equity-based incentive compensation	(6.2)	(8.9)
Settlement cost, amortization of prior service credit and actuarial loss	(4.5)	(2.3)
Changes in accrued capital items	7.3	0.8
Commodity-related adjustments(1)	(2.6)	20.2
Other	9.7	(8.8)
Free cash flow	$773.1	$888.4
Distributions paid	(458.4)	(440.1)
Free cash flow after distributions	$314.7	$448.3

(1) Please refer to the preceding table for a description of these commodity-related adjustments.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Operating Activities. Net cash provided by operating activities was $593.1 million and $397.3 million for the six months ended June 30, 2021 and 2022, respectively. The $195.8 million decrease in 2022 was due to the adjustment for the gain on disposition of assets included in income from discontinued operations and changes in our working capital, partially offset by adjustments for non-cash items and distributions in excess of earnings of our non-controlled entities and higher net income as previously described.
Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2021 and 2022 was $197.8 million and $361.6 million, respectively, including $67.4 million and $86.1 million used for capital expenditures for those same periods in 2021 and 2022, respectively. Also, during 2022, we sold our independent terminals network for cash proceeds of $446.9 million. During 2021, we sold a portion of our interest in MVP for cash proceeds of $271.0 million.
Financing Activities. Net cash used by financing activities for the six months ended June 30, 2021 and 2022 was $546.9 million and $757.0 million, respectively. During the 2022 period, we paid distributions of $440.1 million to our unitholders and repurchased common units for $219.0 million. Additionally, we made net commercial paper payments of $89.0 million. Also, in January 2022, our equity-based incentive compensation awards that vested December 31, 2021 were settled by issuing 215,409 common units and distributing those units to the long-term incentive plan (“LTIP”) participants, resulting in payments primarily associated with tax withholdings of $8.9 million. During the 2021 period, we paid distributions of $458.4 million to our unitholders and repurchased common units for $82.3 million. Also, in January 2021, our equity-based incentive compensation awards that vested December 31, 2020 were settled by issuing 163,007 common units and distributing those units to the LTIP participants, resulting in payments primarily associated with tax withholdings of $6.2 million.
The quarterly distribution amount related to second quarter 2022 earnings is $1.0375 per unit (to be paid in third quarter 2022). If we were to continue paying distributions at this level on the number of common units currently outstanding, total distributions of approximately $867 million would be paid to our unitholders related to 2022 earnings. Management believes we will have sufficient DCF to fund these distributions.

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

For the six months ended June 30, 2022, our maintenance capital spending was $38.9 million. For 2022, we expect to spend approximately $80 million on maintenance capital.

During the first six months of 2022, we spent $44.9 million for our expansion capital projects and contributed $0.9 million for expansion capital projects in conjunction with our joint ventures. Based on the progress of projects already committed, we expect to spend approximately $80 million in 2022 to complete our current slate of expansion capital projects.

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

Off-Balance Sheet Arrangements

None.

Other Items

Pipeline Tariff Changes. The Federal Energy Regulatory Commission (“FERC”) regulates the rates charged on our interstate common carrier pipelines. We increased our rates by approximately 8.7% in the 30% of our refined products markets that are subject to the FERC’s index methodology on July 1, 2022. In the 70% of our remaining refined products markets, we increased our rates by an average of 5%, resulting in an overall refined products mid-year tariff increase of approximately 6%. Most of the tariffs on our long-haul crude oil pipelines are established at negotiated rates that generally provide for annual adjustments in line with changes in the FERC index, subject to certain modifications. As a result, we also increased the rates on our long-haul crude oil pipelines between 2% and 5% in July 2022.

Board of Director Changes. On April 30, 2022, Robert G. Croyle retired from our board after 13 years of service. Following Mr. Croyle’s retirement, Sivasankaran Somasundaram was elected as an independent board member beginning May 1, 2022.

Executive Officer Promotions. Three members of our senior management team were promoted effective June 1, 2022. Jeff L. Holman became Executive Vice President in addition to his titles of Chief Financial Officer and Treasurer. Michael J. Aaronson, who previously held the position of Senior Vice President of Business Development, became Executive Vice President and Chief Commercial Officer. Melanie A. Little, who previously held the position of Senior Vice President of Operations, became Executive Vice President and Chief Operating Officer.

Collective Bargaining Agreement. In the second quarter of 2022, we entered into a new contract with our employees represented by the United Steelworkers (“USW”), which was retroactive to January 1, 2022 and runs through January 2026.

Commodity Derivative Agreements. Certain of our business activities result in our owning various commodities, which exposes us to commodity price risk. We use forward physical commodity contracts and derivative instruments to hedge against changes in prices of commodities that we expect to sell or purchase in future periods.

See Item 3. Quantitative and Qualitative Disclosures about Market Risk for further information regarding the quantities of refined products and crude oil hedged at June 30, 2022 and the fair value of open hedge contracts at that date.

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

Forward physical contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of June 30, 2022, we had commitments under forward purchase and sale contracts as follows (in millions):

	Total	2022	2023-2026	Beyond 2026
Forward purchase contracts – notional value	$576.9	$255.1	$194.8	$127.0
Forward purchase contracts – barrels	11.0	3.5	3.9	3.6
Forward sales contracts – notional value	$50.1	$46.8	$3.3	$—
Forward sales contracts – barrels	0.4	0.4	—	—
We generally use derivative instruments including exchange-traded futures contracts and over-the-counter forward contracts to hedge against changes in the price of petroleum products we expect to sell or purchase. We did not elect hedge accounting treatment under Accounting Standards Codification 815, Derivatives and Hedging for our open contracts and as a result we accounted for these contracts as economic hedges, with changes in fair value recognized currently in earnings. The fair value of these open contracts, representing 5.1 million barrels of petroleum products we expect to sell and 1.5 million barrels of gas liquids we expect to purchase, was a net liability of $32.5 million as of June 30, 2022. With respect to these contracts, a $10.00 per barrel increase (decrease) in the prices of petroleum products we expect to sell would result in a $51.0 million decrease (increase) in our operating profit, while a $10.00 per barrel increase (decrease) in the price of gas liquids we expect to purchase would result in a $15.0 million increase (decrease) in our operating profit. These increases or decreases in operating profit would be substantially offset by higher or lower product sales revenue or cost of product sales when the physical sale or purchase of those products occurs, respectively. These contracts may be for the purchase or sale of products in markets different from those in which we are attempting to hedge our exposure, and the related hedges may not eliminate all price risks.
Interest Rate Risk
Our use of variable rate debt and any future issuances of fixed rate debt expose us to interest rate risk. As of June 30, 2022, we had $19.0 million of variable rate commercial paper outstanding.

ITEM 4.CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. We performed this evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Corpus Christi Terminal Proceeding. On April 11, 2022, the State of Texas, through its Attorney General on behalf of the Texas Commission on Environmental Quality (“TCEQ”), brought an action for alleged violations of the Texas Clean Air Act in connection with a December 2020 fire at our Corpus Christi, Texas terminal. The TCEQ is seeking statutory civil penalties and statutory attorney’s fees over $0.5 million but not more than $1.0 million. While the outcome cannot be predicted with certainty, we believe the ultimate resolution of this matter will not have a material adverse effect on our business.

Hurricane Harvey Enforcement Proceeding. In July 2018, we received a Notice of Enforcement letter from the TCEQ alleging two air emission violations at our Galena Park, Texas terminal that occurred during Hurricane Harvey in third quarter 2017. This matter was settled in June 2022 for approximately $0.4 million.

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

The table below reflects our common units repurchased during 2020, 2021, 2022 and inception-to-date.

Period	Total Number of Common Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Units That May Yet Be Purchased under the Program (in millions)(1)
Year Ended 2020	5,568,260	$49.74	5,568,260	$1,223.1
Year Ended 2021	10,894,828	$48.01	10,894,828	$700.0
January 1-31, 2022	—	—	—	$700.0
February 1-28, 2022	430,670	$47.87	430,670	$679.4
March 1-31, 2022	611,365	$48.06	611,365	$650.0
First Quarter 2022	1,042,035	$47.98	1,042,035
April 1-30, 2022	—	$—	—	$650.0
May 1-31, 2022	1,038,564	$48.15	1,038,564	$600.0
June 1-30, 2022	2,847,492	$49.03	2,847,492	$460.4
Second Quarter 2022	3,886,056	$48.79	3,886,056
Year-to-Date 2022	4,928,091	$48.62	4,928,091
Total Inception-to-Date	21,391,179		21,391,179

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

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tulsa, Oklahoma on July 28, 2022.

MAGELLAN MIDSTREAM PARTNERS, L.P.

By:	Magellan GP, LLC,
its general partner

/s/ Jeff Holman
Jeff Holman
Chief Financial Officer
(Principal Accounting and Financial Officer)