Form 10-K
period 2022-12-31
Magellan Midstream Partners, L.P.
filed 2023-02-21
CIK 1126975

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☒
The aggregate market value of the registrant’s voting and non-voting common units held by non-affiliates computed by reference to the price at which the common units were last sold as of June 30, 2022 was $9,911,874,513.
As of February 20, 2023, there were 203,293,822 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement prepared for the solicitation of proxies in connection with the 2023 Annual Meeting of Limited Partners are to be incorporated by reference in Part III of this Form 10-K.

Forward-Looking Statements

Except for statements of historical fact, all statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may be identified by words like “anticipates,” “believes,” “cause,” “changes,” “continue,” “could,” “decline,” “decrease,” “depend,” “develop,” “estimates,” “expects,” “exposed” “forecasts,” “future,” “goal,” “guidance,” “have,” “impact,” “implement,” “increase,” “intends,” “lead,” “maintain,” “may,” “might,” “plans,” “potential,” “possible,” “projected,” “reduce,” “remain,” “result,” “seek,” “should,” “will,” “would” and other similar words or expressions. The absence of such words or expressions does not necessarily mean the statements are not forward-looking. Although we believe our forward-looking statements are reasonable, statements made regarding future results are not guarantees of future performance and are subject to numerous assumptions, uncertainties and risks that are difficult to predict, including those described in Part I, Item 1A – Risk Factors of this Annual Report. Actual outcomes and results may be materially different from the results stated or implied in such forward-looking statements included in this report. You should not put any undue reliance on any forward-looking statement.

The following are among the important factors that could cause future results to differ materially from any expected, projected, forecasted, or estimated amounts, events or circumstances discussed in this report:

•changes in demand for refined products, crude oil or liquefied petroleum gases (“LPGs”);
•price fluctuations for refined products, crude oil or LPGs and expectations about future prices for these products;
•changes in the production of crude oil in the basins served by our pipelines or terminals;
•changes in general economic conditions, including inflation or recession;
•changes in the financial condition of our customers, vendors, derivatives counterparties, lenders or joint venture co-owners;
•our ability to secure financing in the credit and capital markets in amounts and on terms that will allow us to execute our business strategy, refinance our existing obligations when due and maintain adequate liquidity;
•development and increasing use of alternative sources of energy, including but not limited to electric and battery-powered motors, natural gas, hydrogen and renewable fuels such as ethanol, biodiesel and other products not typically transported via pipeline, as well as increased conservation or fuel efficiency and regulatory or technological developments that affect demand for our services;
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
•changes in supply and demand patterns for our services due to geopolitical events, conflicts, or the activities of the Organization of the Petroleum Exporting Countries (“OPEC”) and other non-OPEC oil producing countries with large production capacity;
•changes in United States (“U.S.”) trade policies or in laws governing the importing or exporting of petroleum products;
•our ability to manage interest rate and commodity price exposures;
•changes in our tariff rates or other terms of service required by the Federal Energy Regulatory Commission (“FERC”) or state regulatory agencies;
•shut-downs or cutbacks at refineries, oil fields, petrochemical plants or other customers or businesses that use or supply our assets or services;
•the effect of weather patterns or other natural phenomena, including climate change, on our operations and demand for our services;
•an increase in the competition we encounter, including the effects of capacity over-build in the areas where we operate;
•the occurrence of wars, conflicts, natural disasters, epidemics, terrorism, cyberattacks, sabotage, protests, activism, operational hazards, equipment failures, system failures or other unforeseen interruptions, as well as global and domestic repercussions from and any government responses to any such events;

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
•changes in laws and regulations or the interpretation of laws and regulations that govern our blending activities or changes regarding product quality specifications or renewable fuel obligations that impact our ability to produce petroleum products through our blending activities or that require significant capital outlays for compliance;
•changes in laws and regulations or the interpretation of laws and regulations to which we or our customers are subject, including those related to tax withholding requirements, reporting, safety, security, employment, hydraulic fracturing, derivatives transactions, trade and the environment, including laws and regulations designed to address climate change;
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

In June 2022, we completed the sale of our independent terminals network comprised of 26 refined petroleum products terminals in the southeastern U.S. to Buckeye Partners, L.P. (“Buckeye”) for $446.2 million, including final working capital adjustments. The related results of operations, financial position and cash flows were classified as discontinued operations for all periods presented (See Note 3 – Discontinued Operations for additional details). Unless indicated otherwise, the information provided in this report relates only to our continuing operations.
(b) [Reserved.]

(c) Narrative Description of Business

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of December 31, 2022, our asset portfolio consisted of:

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

•LPGs are liquids produced as by-products of the crude oil refining process and in connection with crude oil and natural gas production. LPGs include gas liquids such as butane, natural gasoline and propane;

•crude oil, which includes condensate, is a naturally occurring unrefined petroleum product recovered from underground that is used as feedstock by refineries, splitters and petrochemical facilities.

We use the term petroleum products to describe any, or a combination, of the above-noted products. In addition, we handle, store and distribute renewable fuels, such as ethanol, biodiesel and renewable diesel.

Description of Our Businesses
REFINED PRODUCTS
Our refined products segment consists of our refined products pipeline system and two marine terminals. Our refined products pipeline system is the longest common carrier pipeline system for refined products in the U.S., extending approximately 9,800 miles from the Texas Gulf Coast and covering a 15-state area across the central U.S. The system includes approximately 47 million barrels of aggregate usable storage capacity at 54 terminals. Our Galena Park marine terminal is located along the Houston Ship Channel and has 13 million barrels of wholly-owned storage capacity and one million barrels of storage capacity that we own through a joint venture. Our Pasadena marine terminal, which we own through a joint venture, is also located along the Houston Ship Channel and has storage capacity of five million barrels.

Our refined products segment accounted for the following percentages of our consolidated revenue, operating margin and total assets:

	Year Ended December 31,
	2020	2021	2022
Percent of consolidated revenue	74%	77%	81%
Percent of consolidated operating margin	65%	72%	71%
Percent of consolidated total assets	61%	61%	63%
See Note 4 – Segment Disclosures in the accompanying consolidated financial statements in Item 8 for a description of the non-generally accepted accounting principles (“GAAP”) measure of operating margin and additional financial information about our refined products segment.

Operations. Transportation, Terminalling and Ancillary Services. During 2022, approximately 70% of the refined products segment’s revenue (excluding product sales revenue) was generated from transportation tariffs on volumes shipped on our refined products pipeline system. These transportation tariffs vary depending upon where the product originates, where ultimate delivery occurs and any applicable discounts. All transportation rates and discounts are in published tariffs filed with the FERC or appropriate state agency. Included as part of these tariffs are charges for terminalling and storage of products at 31 of our pipeline system’s 54 terminals. Revenue from terminalling and storage at the other 23 terminals on our refined products pipeline system is derived from privately negotiated rates. Under our tariffs, we are allowed to deduct prescribed quantities of the products our shippers transport on our pipelines, which are commonly referred to as tender deductions, to compensate us for lost product during shipment due to metering inaccuracies, intermingling of products between batches (transmix), evaporation or other events that result in volume shortages during the shipment process. In return for these tender deductions, our customers receive delivery of the gross volume of products they ship with us, less the amount of our tender deductions, irrespective of the actual amount of product shortages we incur during the shipment process.

In 2022, the products transported on our refined products pipeline system were comprised of 57% gasoline, 37% distillates and 6% aviation fuel and LPGs. Our refined products pipeline system generates additional revenue from providing pipeline capacity and tank storage services, as well as providing services such as terminalling, ethanol and biodiesel unloading and loading, additive injection, custom blending, laboratory testing and data services to shippers, which are performed under a mix of “as needed,” monthly and long-term agreements.

Our marine terminals generate revenue primarily by providing storage and related services, including dock capabilities, pursuant to privately negotiated contracts.

Commodity-Related Activities. Substantially all of the transportation, throughput and storage services we provide are for third parties, and we do not take title to their products. We do take title to products related to tender deductions, product overages, and in connection with commodity activities including gas liquids blending and fractionation. The sales of these products generate product sales revenue.

Our gas liquids blending activity primarily involves purchasing butane and blending it into gasoline, which creates additional gasoline available for us to sell. This activity is limited by seasonal changes in gasoline vapor pressure specifications and by the varying quality of the gasoline delivered to us. When the differential between the cost of gas liquids and the price of gasoline fluctuates, the product margin we earn from these activities is impacted. We generally hedge the economic margin from this blending activity by entering into forward physical or derivative contracts at the time we purchase the related gas liquids. These blending activities accounted for approximately 98% of the total product margin for the refined products segment during 2022.

We also operate three fractionators along our pipeline system that separate transmix into gasoline and diesel fuel. In addition to fractionating the transmix that results from our pipeline operations, we also purchase and fractionate transmix from third parties and sell the resulting refined products.

Product margin from commodity-related activities in our refined products segment was $98.6 million, $133.8 million and $152.9 million for the years ended December 31, 2020, 2021 and 2022, respectively. The amount of margin we earn from these activities and related hedges fluctuates with changes in petroleum prices (see Note 14 –Derivative Financial Instruments to the consolidated financial statements included in Item 8 of this report for further information regarding our hedging activities). Product margin is a non-GAAP financial measure, but its components are determined in accordance with GAAP. Product margin, which is calculated as product sales revenue less cost of product sales, is used by management to evaluate the profitability of our commodity-related activities. The components of product margin included in operating profit, the nearest GAAP measurement, are provided in Note 4—Segment Disclosures to the consolidated financial statements included in Item 8 of this report.

Joint Venture Activities. We own a 50% interest in Powder Springs Logistics, LLC (“Powder Springs”), a joint venture with an affiliate of Colonial Pipeline Company, which owns a gas liquids blending system near Atlanta, Georgia. We serve as operator of the Powder Springs assets.

We own a 50% interest in Texas Frontera, LLC (“Texas Frontera”), a joint venture with an affiliate of Petroleos Mexicanos, also known as PEMEX, which owns approximately one million barrels of storage at our Galena Park terminal. We serve as operator of the Texas Frontera assets.

We own an approximately 25% interest in MVP Terminalling, LLC (“MVP”), a joint venture with an affiliate of Valero Energy Corporation and an undisclosed financial investor. MVP owns a refined products marine storage terminal along the Houston Ship Channel in Pasadena, Texas, including over five million barrels of storage, two ship docks and truck loading facilities. We serve as operator of the MVP assets. See Note 7 – Investments in Non-Controlled Entities to the consolidated financial statements included in Item 8 of this report for further information regarding the sale of a portion of our interest in MVP in 2021.

Markets and Competition. Shipments originate on our refined products pipeline system from direct connections to refineries or through interconnections with other pipelines or terminals for transportation and ultimate distribution to retail fueling stations, convenience stores, travel centers, railroads, airports and other end users.

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

Our system is dependent on the ability of refiners and marketers to meet the demand for refined products in the markets they serve through shipments on our pipeline system. Demand for refined products is influenced by many factors, including driving patterns, consumer preferences, economic conditions, population changes, government regulations, changes in vehicle fuel efficiency and development of alternative energy sources. The demand for refined products in the market areas served by our pipeline system has historically been stable. We generally rely on recent historical trends on our system and third-party forecasts in assessing future refined products demand, and those forecasts vary both by forecaster and by product. While increases in vehicle efficiency and more widespread penetration of electric vehicles are generally expected to reduce demand for gasoline over time, distillate demand is expected to be less affected, while demand for aviation fuel is expected to grow. Industry and government forecasts project petroleum products to remain essential for decades to come.

In 2022, approximately 60% of the products transported on our refined products pipeline system originated from direct refinery connections and 40% originated from connections with other pipelines or terminals. Our system is directly connected to and receives product from the following 17 refineries:

Major Origins—Refineries (Listed Alphabetically)

Company	Refinery Location
Cenovus Energy	Superior, WI
CHS	McPherson, KS
CVR Energy	Coffeyville, KS
CVR Energy	Wynnewood, OK
Flint Hills Resources	Rosemount, MN
HF Sinclair	El Dorado, KS
HF Sinclair	Tulsa, OK
HF Sinclair	Evansville, WY
Marathon	St. Paul, MN
Marathon	El Paso, TX
Marathon	Galveston Bay, TX
Par Pacific	Newcastle, WY
Phillips 66	Ponca City, OK
Suncor Energy	Commerce City, CO
Valero	Ardmore, OK
Valero	Houston, TX
Valero	Texas City, TX

Our system is also supplied by connections to multiple pipelines and terminals, including those shown in the table below:
Major Origins—Pipelines and Terminals (Listed Alphabetically)

Pipeline/Terminal	Connection Location	Source of Product

BP	Manhattan, IL	Whiting, IN refinery
CHS	Fargo, ND	Laurel, MT refinery
Delek	El Paso and Odessa, TX	Big Spring, TX refinery
Enterprise	El Dorado, KS	Conway, KS storage
Explorer	Mt. Vernon, MO; Glenpool, OK; Dallas, East Houston and Pasadena, TX	Various Gulf Coast refineries
ExxonMobil	Pasadena, TX	Baytown, TX refinery
Holly Energy	Duncan, OK; El Paso, TX	Big Spring, TX refinery, Artesia, NM refinery
Kinder Morgan	Galena Park and Pasadena, TX	Various Gulf Coast refineries and imports
Koch	Waco, TX	Corpus Christi, TX refinery
Magellan	Galena Park, TX	Various Gulf Coast refineries and imports
MVP	Pasadena, TX	Various Gulf Coast refineries and imports
NuStar Energy	Denver, CO; El Dorado, KS; Minneapolis, MN	Various OK & KS refineries, Mandan, ND refinery, McKee, TX refinery
ONEOK	Des Moines, IA; Wayne, IL; Plattsburg, MO	Bushton, KS storage and Chicago, IL area refineries
Phillips 66	Denver, CO; Kansas City, KS; Pasadena, TX; Casper, WY	Borger, TX refinery, various Billings, MT refineries, Sweeney, TX refinery
Shell	East Houston, TX	Deer Park, TX refinery

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

Government mandates increasingly require and regulatory incentives promote the use of renewable fuels, including ethanol, biodiesel and other renewable fuels. Pipelines have historically not shipped ethanol or biodiesel in significant quantities, but rather those products are typically transported by railroad, truck or barge to terminal facilities and then blended into the fuel stream. The increased use of ethanol and biodiesel has and will continue to compete with shipments on our pipeline system. Our terminals have the necessary infrastructure to blend ethanol and certain locations blend biodiesel with refined products, and we earn revenue for these services. In addition, we have the capability to move certain blended renewable fuels on our pipeline system in limited quantities.

Our marine storage terminals compete with other terminals with respect to location, price, versatility and services provided. The competition primarily comes from integrated petroleum companies, refining and marketing companies, independent terminal companies and distribution companies with marketing and trading operations.

Customers and Contracts. Our refined products pipeline system provides services to several different types of customers, including refiners, wholesalers, retailers, traders, railroads, airlines and regional farm cooperatives. End markets for refined products deliveries are primarily retail gasoline stations, truck stops, farm cooperatives, railroad fueling depots, military bases and commercial airports. Published tariffs serve as contracts, and shippers nominate the volume to be shipped up to a month in advance. In addition, we enter into agreements with shippers that commonly result in payment, volume or term commitments in exchange for reduced tariff rates or expansion capital spending on our part. For 2022, approximately 50% of the shipments on our pipeline system were subject to these supplemental agreements. The average remaining life of these agreements was approximately five years as of December 31, 2022. While many of these supplemental agreements do not represent guaranteed volumes, they do reflect a significant level of shipper commitment to our refined products pipeline system.

For the year ended December 31, 2022, our refined products pipeline system had approximately 60 transportation customers. The top 10 shippers primarily included independent refining companies, integrated oil companies and traders. Revenue attributable to these top 10 shippers for the year ended December 31, 2022 represented 34% of total revenue for our refined products segment and 61% of revenue excluding product sales.

Customers of our marine terminals include refiners, marketers and traders. As of December 31, 2022, approximately 60% of our marine storage capacity available for contract, including the storage capacity of our joint ventures, was subject to agreements with terms in excess of one year or annual renewal options. The weighted average remaining life of our marine storage contracts was approximately two years as of December 31, 2022. These contracts obligate the customer to pay for terminal capacity reserved even if not used by the customer.

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

Our crude oil segment accounted for the following percentages of our consolidated revenue, operating margin and total assets:

	Year Ended December 31,
	2020	2021	2022
Percent of consolidated revenue	26%	23%	19%
Percent of consolidated operating margin	35%	28%	28%
Percent of consolidated total assets	35%	35%	36%

See Note 4 – Segment Disclosures in the accompanying consolidated financial statements in Item 8 for additional financial information about our crude oil segment.

Operations. Our crude oil assets are strategically located to serve crude oil supply, trading and demand centers. Revenue is generated primarily through transportation tariffs on our crude oil pipelines, storage fees from our crude oil terminals, pipeline capacity fees and tolling fees from our condensate splitter. In addition, we earn revenue for terminalling and ancillary services. We typically do not take title to the products we ship or store for our crude oil customers. Our tariffs provide for tender deductions to compensate us for lost product during shipment due to metering inaccuracies, evaporation or other events that result in volume losses during the shipment process, and we take title to these products. We also take title to products in connection with our crude oil marketing activities.

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

Our East Houston terminal includes approximately nine million barrels of crude oil storage, with approximately six million barrels used for contract storage and three million barrels dedicated to the operation of the Longhorn and BridgeTex pipelines (see discussion of our BridgeTex joint venture under Joint Venture Activities below). Our East Houston terminal is also connected to our Houston distribution system and to third-party pipelines. Currently, Argus’ West Texas Intermediate (“WTI”) Houston price assessment is based on trades at the terminal, and the terminal is a delivery point for the Midland WTI American Gulf Coast futures contract traded on the Intercontinental Exchange.

Our Houston distribution system consists of more than 100 miles of pipeline that connect our East Houston terminal through several interchanges to various points, including multiple refineries throughout the Houston area and crude oil import and export facilities, including through the facility owned by Seabrook discussed below. In addition, it is directly connected to other third-party crude oil pipelines providing us access to crude oil from the Permian and Eagle Ford basins, the crude oil trading hub in Cushing, Oklahoma and crude oil imports.

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

Our Corpus Christi terminal includes approximately four million barrels of storage, which is primarily used for contract storage. This terminal receives product primarily from barges and pipelines that connect to our terminal for further distribution to end users by trucks, pipeline or waterborne vessels. Our 50,000 bpd condensate splitter with approximately two million barrels of related storage is also located at our terminal in Corpus Christi.

Crude Oil Marketing Activities. Our crude oil marketing activities primarily involve purchasing and selling petroleum products to optimize utilization and profitability of our crude oil assets, including our pipelines and storage facilities. Earnings from these activities are generally derived from differentials in market prices based on factors including time, location and product quality specifications.

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

We own a 50% interest in Double Eagle, a joint venture with an affiliate of Kinder Morgan, Inc. (“Kinder”), that transports condensate from the Eagle Ford basin in South Texas via an approximately 200-mile pipeline to our terminal in Corpus Christi or to an inter-connecting pipeline that transports product to the Houston area. An affiliate of Kinder serves as the operator of Double Eagle. For details regarding the impairment of our Double Eagle joint venture investment see Note 15 – Fair Value.

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

Our crude oil storage in Cushing serves customers who value Cushing’s location as an interchange point for numerous interstate pipelines, including Saddlehorn, and its status as a crude oil trading hub. Demand for crude oil storage in Cushing could be affected by changes in crude oil pipeline flows that change the volume of crude oil that flows through or is stored in Cushing, as well as by developments of alternative trading hubs that reduce Cushing’s relative importance. In addition, demand for our storage services in Cushing could be affected by crude oil price volatility or price structures or by regulatory or financial conditions that affect our customers’ interest in storing or trading crude oil. We compete in Cushing with numerous other storage providers, with competition based on a combination of connectivity, storage rates and other terms, customer service and customer relationships.

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

Customers and Contracts. We ship crude oil as a common carrier for several different types of customers, including crude oil producers and end users, such as refiners and marketing and trading companies, including our marketing affiliate. Published transportation tariffs filed with the FERC or the appropriate state agency serve as contracts to ship on our crude oil pipelines, and shippers nominate volumes to be transported up to a month in advance, with rates varying by origin, destination and product grade. Spot barrel movements on our pipelines generally ship at higher rates than those charged to committed shippers. Generally, we seek to secure commitments to support our long-haul crude oil pipeline assets. The majority of the capacity on our Longhorn pipeline is supported by take-or-pay commitments. At December 31, 2022, approximately 80% of the capacity of our Longhorn pipeline was subject to commitments with a weighted average remaining life of approximately six years. Our Houston distribution system is generally not subject to long-term commitments. As of December 31, 2022, approximately 75% of our crude oil storage available for contract was under agreements with terms in excess of one year or subject to annual renewal options. The weighted average remaining life of our storage contracts was approximately three years as of December 31, 2022. These agreements obligate the customer to pay for storage capacity reserved even if not used by the customer. Our BridgeTex and Saddlehorn joint ventures also have take-or-pay customer commitments. At December 31, 2022, approximately 65% of the capacity of the BridgeTex pipeline was subject to commitments with a weighted average remaining life of three years. At December 31, 2022, approximately 80% of the capacity of the Saddlehorn pipeline was subject to commitments with a weighted average remaining life of four years. Additionally, we have a tolling agreement with one customer for the exclusive use of our condensate splitter in Corpus Christi, the term of which expires at the end of 2024.

GENERAL BUSINESS INFORMATION
Commodity Positions and Hedges

Our policy is generally to purchase only those products necessary to conduct our normal business activities. We generally do not acquire physical inventory, futures contracts or other derivative instruments for the purpose of speculating on commodity price changes. Our blending, fractionation and marketing activities result in our carrying significant levels of petroleum products inventories. In addition, we hold positions related to tender deductions and product overages. We use forward physical contracts and derivative instruments to hedge against commodity price changes and manage risks associated with our various commodity purchase and sale activities. Our risk management policies and procedures are designed to monitor our derivative instrument positions, as well as physical volumes, grades, locations, delivery schedules and storage capacity to help ensure that our hedging activities address the risks inherent in our commodity positions.

Regulation

Tariff Regulation. Our interstate common carrier pipeline operations are subject to rate regulation by the FERC under the Interstate Commerce Act, the Energy Policy Act of 1992 and related rules and orders. FERC regulation requires that interstate liquids pipeline rates be filed with the FERC, be posted publicly, be “just and reasonable” and not be unduly discriminatory. Rate changes and the overall level of our rates may be subject to challenge by the FERC or shippers. If challenged and the FERC determines that our rates are not “just and reasonable,” we may be required to reduce our rates and pay refunds for up to two years of over-earning. The rates on approximately 30% of the shipments on our refined products pipeline system are regulated by the FERC primarily through an index methodology. For the five-year period beginning July 1, 2021, the indexing method provides for annual changes in rates by a percentage equal to the change in the producer price index for finished goods (“PPI-FG”) minus 0.21%. As an alternative to cost-of-service or index-based rates, interstate liquids pipeline companies may establish rates by obtaining authority to charge market-based rates in competitive markets or by negotiation with unaffiliated shippers. Approximately 70% of our refined products pipeline system’s markets are either subject to regulations by the states in which we operate or are approved for market-based rates by the FERC, and in both cases these rates can generally be adjusted at our discretion based on market factors. Most of the tariffs on our long-haul crude oil pipelines are established by negotiated rates that generally provide for annual adjustments in line with changes in the FERC index, subject to certain modifications.

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

Renewable Fuel Standard.  We are an obligated party under the Renewable Fuel Standard (“RFS”) promulgated by the Environmental Protection Agency (“EPA”) and are required to satisfy our Renewable Volume Obligation (“RVO”) on an annual basis. To meet the RVO, the gasoline we produce in our gas liquids blending activities must either contain the mandated renewable fuel components, or credits must be purchased to cover any shortfall. We generally satisfy our RVO requirements through the purchase of credits, known as Renewable Identification Numbers (“RINs”). RINs are generated when a gallon of renewable fuel is produced and may be separated when the renewable fuel is blended into gasoline or diesel fuel, at which point the RIN is available for use in compliance or available for sale on the open market. As the RFS program is currently structured, the RVO of all obligated parties may increase over time unless adjusted by the EPA. The ability to incorporate increasing volumes of renewable fuel components into fuel products and the availability of RINs may be limited, which could increase our costs to comply with the RFS standards or limit our ability to blend.

Fuel Compliance. We are subject to the EPA’s fuels compliance regulations. These regulations include standards for fuel parameters and require rigorous product sampling and testing, recordkeeping and reporting. Our ongoing compliance with these regulations is not expected to have a material adverse effect on our business.

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

As a publicly traded limited partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations and Internal Revenue Service pronouncements) be at least 90% of our total gross income, determined on a calendar year basis. If our qualifying income does not meet this statutory requirement, we could be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2020, 2021 and 2022, our qualifying income met the statutory requirement.

Environmental, Maintenance, Safety & Security

General. The operation of our pipeline systems, terminals and associated facilities is subject to strict and complex laws and regulations relating to the protection of the environment, workplace safety, cybersecurity and physical security. These laws and regulations govern many aspects of our business including the work environment, the generation and disposal of waste, discharge of process and storm water, air emissions, remediation requirements and facility design requirements to protect against releases into the environment and breaches in the security of our systems. We believe our assets are designed, operated and maintained in material compliance with these laws and regulations.

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

Liabilities recognized for estimated environmental costs were $9.8 million and $10.2 million at December 31, 2021 and 2022, respectively. Environmental liabilities have been classified as current or noncurrent based on management’s estimates regarding the timing of actual payments. We have insurance policies that provide coverage for remediation costs and certain liabilities arising from sudden and accidental releases of products applicable to all of our assets.

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

Water Discharges. Our operations can result in the discharge of crude oil, refined products or renewable fuels, and are subject to the Oil Pollution Act (“OPA”) and Clean Water Act (“CWA”). The OPA and CWA subject owners of facilities to strict, joint and potentially significant liability for removal costs and certain other consequences of a product spill such as natural resource damages, where the product spills into regulated waters, along federal shorelines or in the exclusive economic zone of the U.S. In the event of a product spill from one of our facilities into regulated waters, substantial liabilities could be imposed. States in which we operate have also enacted similar laws. The CWA imposes restrictions and strict controls regarding the discharge of pollutants into regulated waters. This law and comparable state laws require that permits be obtained to discharge pollutants into regulated waters and impose substantial potential liability for non-compliance. Compliance with these laws is not expected to have a material adverse effect on our business.

Air Emissions. Our operations are subject to the federal Clean Air Act (“CAA”) and comparable state and local laws and regulations, which regulate emissions of air pollutants from various industrial sources, including certain of our facilities, and impose various operating, monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or increase air emissions, obtain and strictly comply with air permits and regulations containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. Failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. These regulations continue to expand and are also amenable to non-governmental organizations (i.e., environmental groups, private citizens, property owners, tribal entities and other groups) using them to oppose our operations, renewal of existing air permits, as well as obtaining new or modified air permits. We anticipate incurring capital expenditures in the future for air pollution control and monitoring equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. At this time, we believe that our business will not be materially adversely affected by such requirements.

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

Pipeline Safety and Maintenance. Our pipeline systems are subject to regulation by the U.S. Department of Transportation’s (“DOT”) Pipeline and Hazardous Materials Safety Administration (“PHMSA”) under the Hazardous Liquid Pipeline Safety Act of 1979, as amended (“HLPSA”). The HLPSA prescribes and enforces minimum federal safety standards for the transportation of hazardous liquids by pipeline, including the design, construction, testing, operation and maintenance, spill response planning and overall reporting and management related to our pipeline facilities. In addition to the amended HLPSA covered in Title 49 of the Code of Federal Regulations, subsequent statutes provide the framework for the pipeline hazardous liquid safety program and include provisions related to PHMSA’s authorities, administration and regulatory activities. During 2022, PHMSA published expanded regulations for the installation of rupture mitigation valves and the establishment of a minimum rupture detection standard. We believe that compliance with such regulatory changes will not have a material adverse effect on our business.

In addition to regulations applicable to all of our pipelines, we have undertaken additional obligations to mitigate potential risks to health, safety and the environment on our Longhorn pipeline. Our compliance with these incremental obligations is subject to the oversight of the DOT through PHMSA.

States are largely preempted by federal law from regulating pipeline safety for interstate lines, but most states are certified by the DOT to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. States may adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate lines; however, states vary considerably in their authority and capacity to address pipeline safety. State standards may include requirements for pipeline or facility design and management.

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

Security. We are subject to both cybersecurity and physical security regulations. Some of our assets are regulated by the DOT, the EPA, the U.S. Coast Guard and the Department of Homeland Security (“DHS”). Compliance with these regulations is achieved by creating cybersecurity and physical security plans, marine terminal security drills and annual security audits of both marine and DHS-regulated facilities. Compliance with these laws is not expected to have a material adverse effect on our business.

Title or Interest to Real Property Assets

Substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of the property, and in some instances, these rights-of-way have limited terms that may require periodic renegotiation or, if such negotiations are unsuccessful, may require us to seek to exercise the power of eminent domain where such remedy is available. Several rights-of-way for our pipelines and other real property assets are shared with other pipelines and by third parties. In many instances, lands over which rights-of-way have been obtained are subject to prior liens, which may not have been subordinated to the right-of-way grants. We have obtained permits from public authorities to cross over or under, or to lay facilities in or along, water courses, county roads, municipal streets and state highways, and in some instances, these permits are revocable at the election of the grantor. We have also obtained permits or easements from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor’s election. In some cases, properties for pipeline purposes are purchased in fee. In some states and under some circumstances, we have the right of eminent domain to acquire rights-of-way and land necessary for our pipelines. In some circumstances, a pipeline may be categorized as abandoned under certain governmental regulations, which may give rise to claims that the underlying easements or permits have been abandoned as well and may require the removal of our pipelines.

Some of the leases, easements, rights-of-way, permits and licenses that have been transferred to us are only transferable with the consent of the grantor of these rights, which in some instances is a governmental entity. We believe that we have obtained or will obtain sufficient third-party consents, permits and authorizations to operate our business in all material respects.

We believe that we have satisfactory title or interest to all of our real property assets. In some cases, title or interest to our real property assets are subject to encumbrances, such as land use restrictions, covenants related to environmental contamination, liens for current taxes and other burdens, easements, restrictions and other encumbrances to which the underlying properties were subject at the time of acquisition. We do not believe any of these burdens should materially detract from the value of our real property assets or should materially interfere with their use in the operation of our business.

Human Capital

As of December 31, 2022, we had 1,655 employees, primarily concentrated in the central U.S. There were 855 employees assigned to our refined products segment, 248 employees assigned to our crude oil segment and 552 employees assigned to provide general & administrative (“G&A”) services. Approximately 13% of our employees are represented by the United Steelworkers and covered by a collective bargaining agreement that expires in January 2026.

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

Investing in employee training and development is crucial to retaining skilled talent and developing our employees into subject matter experts and leaders who solve challenges, fuel innovation and move our business strategy forward. Employees receive training focused on safety, leadership, respect, regulatory compliance and company policies, including our code of ethics and business conduct. In addition, we offer comprehensive on-the-job training programs for facility operations and site specific requirements, to provide our employees the knowledge they need to safely and compliantly operate our assets.

(d) [Reserved.]

(e) Available Information

Our internet address is www.magellanlp.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov.

Item 1A. Risk Factors

The nature of our business activities subjects us to a wide variety of hazards and risks. The following is a summary and a description of the most significant risks relating to our business activities that we have identified. In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, you should carefully consider the risks and uncertainties described below, each of which could have a material adverse effect on our business. As used throughout this report, “effect on our business” includes, among other things, effects on our financial condition, results of operations and ability to make cash distributions. You should also consider the interrelationship and potential compounding effects if multiple risks are realized. These risks are not the only risks that we face. Our business could be impacted by additional risks and uncertainties not currently known or that we currently believe to be immaterial.

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
•The volume of petroleum products we transport and the tariff rates we collect for transportation services partially depend upon unpredictable market differentials between the origin and destination points of our pipelines.

Capital investment and financial risks

•Our distributions and unit repurchases are not guaranteed to occur, and reductions to either may result in a loss of investor confidence and a decrease in the market value of our units;
•Non-traditional investment criteria used by many investors may diminish investor interest in our partnership and reduce the value of our common units and our access to capital;
•We are exposed to counterparty risk and nonpayment or nonperformance by our customers, vendors, joint venture co-owners, lenders or derivative counterparties;
•Expansion projects or acquisitions may encounter unanticipated costs, and expansion projects as well as potential acquisitions or divestitures could experience unanticipated delays or fail to close.

Operational hazards

•Our business involves many hazards and operational risks, the occurrence of which could adversely affect our business;
•Failure of critical information technology systems may impact our ability to operate our assets or manage our business.

Cyberattacks, terrorism and other external threats

•Cyberattacks and terrorist attacks could result in increased costs or other damage to our business;
•The occurrence of epidemics and government responses thereto may adversely affect our business.

Regulatory risks

•We and our customers are subject to extensive environmental, health, safety and other laws and regulations, and any new laws or regulations or changes in the interpretation of existing laws and regulations could result in increased costs and decreased demand for our services;
•Rate regulation, challenges by shippers of the rates we charge on our pipelines or changes in the jurisdictional characterization of our assets or activities by federal, state or local regulatory agencies may reduce the amount of cash we generate;
•Climate change legislation or regulations regarding emissions of greenhouse gases could result in increased operating costs and reduced demand for our services and the products that we transport, store or distribute.

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

General risk factors

•Our business requires the recruitment and retention of a skilled workforce, and difficulties attracting and retaining talent could result in a failure to efficiently operate our business and execute our strategies;
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

Other factors that could lead to a decrease in demand for the petroleum products we transport, store and distribute include:

•an increase in the use of alternative sources of energy for transportation, including but not limited to electric and battery-powered motors, natural gas, hydrogen and renewable fuels such as ethanol, biodiesel and renewable diesel. Several governments and automobile manufacturers have announced plans to significantly reduce or eliminate the use of traditional petroleum fuel powered vehicles, and significant increases in the production of electric vehicles are widely expected. In addition, current U.S. laws and regulations require an increase in the quantity of ethanol, biodiesel and other qualifying renewable fuels used in transportation fuels. Increases in the use of such alternative fuels could have an adverse impact on the volume of petroleum-based fuels transported, stored or distributed by our pipelines or terminals;

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

•changes in population or in consumer preferences, rates of automobile ownership or driving patterns in the markets we serve;

•an increase or decrease in the market prices of petroleum products, which may reduce supply or demand. Petroleum product prices have been volatile in recent years, and that volatility may continue in ways that we are unable to predict;

•higher fuel taxes or fees, including carbon tax, or other governmental or regulatory actions that increase the cost of the products we handle; and

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

We are unable to predict future prices of crude oil or what impact the crude oil price environment will have on future production overall or specifically on production in the basins we serve. Lower production in the regions served by our pipelines could result in lower shipments of uncommitted volume or cause us to be unable to renew our contracts at existing volumes or rates. A significant reduction in the volume of products that we transport or the rates we are able to charge for such transportation services or both could adversely impact our business.

        Our business is subject to the risk of capacity overbuilds in the markets in which we operate.

We and our joint ventures have made significant investments in new energy infrastructure to meet market demand, as have several of our competitors. The increased infrastructure investments combined with production declines in key basins served by our pipelines has resulted in take away and storage capacity that significantly exceeds market demands. For example, excess capacity has created a highly competitive environment that has decreased the crude oil price differential between the Permian Basin and end markets, including Houston, which has reduced the demand for our services resulting in decreases to volumes transported and lower rates we are able to charge to our customers. When infrastructure investments in the markets we serve, including our own investments, result in capacity that exceeds the demand in those markets, our facilities could be underutilized, and we could be forced to reduce the rates we charge for our services, which could adversely affect our business.

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

Refineries that supply or are supplied by our facilities are subject to regulatory developments, including but not limited to low carbon fuel standards, regulations regarding fuel specifications, plant emissions and safety and security requirements that could significantly increase the cost of their operations and reduce their operating margins. In addition, the profitability of the refineries that supply our facilities is subject to regional and global supply and demand dynamics that are difficult to predict. A period of sustained weak demand or increased costs could make refining uneconomic for some refineries, including those directly or indirectly connected to our refined products and crude oil pipelines. The closure of a refinery that delivers product to or receives crude oil from our pipelines could reduce the volumes we transport. Further, the closure of these or other refineries could result in our customers electing to store and distribute petroleum products through their proprietary terminals, which could result in a reduction in demand for our storage services.

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

We purchase and sell commodities related to our blending, fractionation and petroleum products marketing activities, as well as product generated by the operations of our pipelines and terminals. We also maintain product inventories related to these activities. The hedging arrangements we enter into to hedge our exposure to commodity price changes may be for the purchase or sale of product in markets or on time frames different from those in which we are attempting to hedge, resulting in hedges that do not eliminate all price risks. Significant fluctuations in market prices of petroleum products could result in material unrealized gains or losses on our hedge transactions. To the extent these hedges do not qualify for hedge accounting treatment or are not designated as hedges, or if they result in material amounts of ineffectiveness, we could experience adverse fluctuations in our results of operations. In addition, significant fluctuation in market prices of petroleum products could require us to post material amounts of margin and result in adverse losses or lower profits from these activities.

Our product purchases, sales and hedging operations involve the risk of non-compliance with our risk management policies. We cannot assure that our processes and procedures will detect and prevent all violations of our risk management policies, particularly if deception or other intentional misconduct is involved. Such violations could result in losses or lower profits.

        Reduced volatility in energy prices or new government regulations could discourage our storage customers from holding positions in petroleum products, which could adversely affect our business.

The demand for our storage services has resulted in part from our customers’ desire to have the ability to take advantage of profit opportunities created by the volatility in prices of petroleum products. Periods of prolonged stability or declines in petroleum product prices could reduce demand for our storage services. If federal, state or international regulations are passed that discourage our customers from storing these commodities, demand for our storage services could decrease, in which case we may be unable to identify customers willing to contract for such services or be forced to reduce the rates we charge for our services. The realization of any of these risks could adversely affect our business.

        The volume of petroleum products we transport and the tariff rates we collect for transportation services partially depend upon unpredictable market differentials between the origin and destination points of our pipelines.

Our tariff rates are established in accordance with federal and state regulations which, in general, permit us to negotiate rates with shippers so long as such negotiated rates are not unduly discriminatory among similarly situated shippers. Applicable regulations and our obligations to certain classes of committed shippers may limit our ability to change our tariff rates. When the difference in market prices for petroleum between our origin points and our destination points is lower than our tariff rates, the volume of product we transport could decline or the revenue we collect could decrease. For example, when the posted tariff rate for transportation on the Longhorn pipeline is higher than the market differential, it may be uneconomical for shippers to use Longhorn to move volumes from the Permian Basin to Houston. As a result, we experience lower revenues during such periods, which adversely impacts our business.

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

Additionally, our board has authorized the repurchase of our common units. Our unit repurchase program does not obligate us to acquire a specific number of units during any period, and our decision to commence, discontinue or resume repurchases in any period will depend on many factors, including our expected expansion capital spending, excess cash available, balance sheet metrics, legal and regulatory requirements, market conditions and the trading price of our units. Any failure to pay distributions at expected levels or the discontinuation of our unit repurchase program could result in a loss of investor confidence and a decrease in our unit price.

        Non-traditional investment criteria used by many investors may diminish investor interest in our partnership and reduce the value of our common units and our access to capital.

Recently, investor advocacy groups, certain institutional investors and many investment funds have increased their focus on non-traditional investment criteria, such as environmental, social and governance (“ESG”) goals. In particular, numerous investment firms, banks, insurance companies and other financial institutions have made pledges to reduce their carbon emissions, which in many cases may involve reducing or eliminating their investments in organizations involved in the production, transport and use of fossil fuels. In connection with this trend, investor demand for and valuation of our common units may decline, and our access to the debt and equity capital necessary to finance our growth projects and to refinance our existing debt obligations when due may be reduced, either of which could adversely affect our business.

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

Our partnership agreement requires us to make quarterly distributions to our unitholders of all available cash, after taking into account reserves established by our board. We do not accumulate equity in the form of retained earnings in a manner typical of many other forms of organization, including most traditional public corporations, and so are more likely than those organizations to require issuances of additional debt or equity to provide liquidity and capital resources.

We consider and pursue growth projects and acquisitions as part of our efforts to increase cash available for distribution to our unitholders. These transactions may occur at any time and may be significant in size relative to our existing assets and operations. We generally do not retain sufficient cash flow to finance growth projects or acquisitions, and consequently we require access to external sources of capital to finance our growth capital spending. Similarly, we generally do not retain sufficient cash flow to repay our indebtedness when it matures, and we rely on new capital to refinance these obligations. Limitations on our access to capital, including on our ability to issue additional debt and equity, could result from events or causes beyond our control, and could include, among other factors, decreases in our creditworthiness or profitability, significant increases in interest rates, increases in the risk premium generally required by investors or in the premium required specifically for investments in energy-related companies or master limited partnerships, and decreases in the availability of credit available for organizations involved with fossil fuels or the tightening of terms required by lenders. Any limitations on our access to capital on satisfactory terms could impair our ability to execute on our strategies and satisfy our debt obligations, resulting in the dilution of the interests of our existing unitholders, and adversely impact our business.

        We are exposed to counterparty risk and nonperformance by our customers, vendors, joint venture co-owners, lenders or derivative counterparties could materially reduce our revenue, increase our expenses, impair our liquidity or otherwise negatively impact our business.

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers to whom we extend credit. In addition, we frequently undertake capital expenditures based on commitments from customers from which we expect to realize the expected return on those expenditures, including take-or-pay commitments from our customers. Nonperformance by our customers of those commitments could result in substantial losses to us. Nonperformance by customers who back our growth projects could significantly impact our expected returns from those projects.

We have numerous joint ventures that we do not control and that requires cooperation with and performance by co-owners. Noncooperation by our joint venture co-owners could result in increased costs, delays or business decisions that are not in our best interests, which could decrease our returns on our joint ventures.

We utilize third-party vendors to provide various functions, including, for example, certain construction activities, engineering services, facility inspections and operation of certain software systems. Using third parties to provide these functions has the effect of reducing our direct control over the services rendered. The failure of one or more of our third-party providers to safely and efficiently deliver the expected services on a timely basis at the prices we expect and as required by contract could result in significant disruptions, costs or instances of non-compliance with applicable laws and regulations, which could adversely affect our business.

We also rely to a significant degree on the banks that lend to us under our revolving credit facility for financial liquidity, and any failure of those banks to perform on their obligations to us could significantly impair our liquidity. Furthermore, nonpayment by the counterparties to our interest rate and commodity derivatives could expose us to additional interest rate or commodity price risk. Any nonpayment or nonperformance by our customers, vendors, lenders or derivative counterparties could have an adverse effect on our business.

        Changes in price levels could negatively impact our revenue, our expenses, or both, which could adversely affect our business.

The operation and maintenance of our assets and the execution of expansion projects require significant expenditures for labor, materials, property, equipment and services. Recent inflationary pressures in the U.S. could increase our expenses or capital costs, and we may not be able to pass these increased costs to our customers in the form of higher fees for our services. Our revenues are impacted by changes in price levels, and we use the FERC’s PPI-based price indexing methodology to establish tariff rates in certain markets served by our pipelines. In periods of price deflation, the ceiling level provided by the FERC’s index methodology could decrease, requiring us to reduce our index-based rates, even if the actual costs we incur to operate our assets increase. In periods of inflation, our revenues may not keep pace with costs necessary to operate and maintain our assets, and we may be prevented from increasing our rates consistent with changes to the PPI-FG and our competitors. Changes in price levels that lead to decreases in our revenues or increases in the prices we pay to operate and maintain our assets could adversely affect our business.

         Expansion projects or acquisitions may encounter unanticipated costs, and expansion projects as well as potential acquisitions or divestitures could experience unanticipated delays or fail to close.

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

Expansion projects typically require us to secure and retain permits and rights-of-way in order to complete and operate the new infrastructure, and our inability to do so in a timely manner could result in significant delays or cost overruns. Our ability to secure required permits and rights-of-way or otherwise proceed with construction of our expansion projects could also encounter opposition from political activists, who may attempt to delay energy infrastructure construction through protests, lawsuits and other means. In addition, acquisitions and divestitures typically involve extensive negotiations and numerous conditions that must be met by us and our transaction counterparties before a transaction can be completed, often including review by government agencies such as the Federal Trade Commission or other approval or consent processes over which we may have no control. The failure to meet these conditions could result in significant delays to such transactions or prevent their being completed entirely.

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

As of December 31, 2022, we were engaged in eight joint ventures, all of which are in the form of limited liability companies (“LLC”), in which we share control with other entities according to the relevant joint venture agreements. Those agreements provide that the respective LLC management committees, including our representatives along with the representatives of the other owners of those LLCs, determine the amount and timing of distributions. Our joint ventures may establish separate financing arrangements that contain restrictive covenants that may limit or restrict the LLC’s ability to make distributions to us under certain circumstances. Any inability to generate cash or restrictions on distributions we receive from our joint ventures could materially impair our results. In addition, if we are unable to agree with our joint venture co-owners on a significant matter, it could result in delays, litigation or impasses that could result in an adverse effect on that joint venture’s business, and, therefore, our business.

Operational hazards

        Our business involves many hazards and operational risks, and measures to maintain our physical assets may not be adequate. The occurrence of a significant event or accident could adversely affect our business.

Our operations are subject to many hazards inherent in the transportation, storage and distribution of petroleum products, including releases and fires. In addition, our operations are exposed to potential heightened risks from natural disasters, including hurricanes, tornadoes, storms, floods and earthquakes. The risk of natural disasters and other operational risks could result in personal injury or loss of life, damage to and destruction of property and equipment, pollution or other environmental damage, and may result in curtailment or suspension of our related operations. Some of our assets are located in or near high consequence areas (“HCAs”) such as residential and commercial centers or sensitive environments, and the potential damages are even greater in these areas. We utilize operational and safety policies and procedures, risk management systems and technologies to manage the physical asset risks associated with our pipeline systems and storage tanks. Failure of those management systems and technologies, non-compliance with policies or failure to otherwise adequately monitor and maintain the condition of our assets could compromise integrity and result in increased maintenance or remediation expenditures and an increased risk of product releases and associated costs and liabilities. Any significant event or accident could adversely affect our business.

        Our insurance coverage may not be adequate to cover losses sustained, and we may experience increased costs and decreased availability of insurance options.

We are not fully insured against all hazards or operational risks related to our business, and the insurance we carry requires that we meet certain deductibles before we can receive reimbursement for any covered losses we sustain. If a significant accident or event occurs that is not fully insured, it could adversely affect our business.

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

        Failure of critical information technology systems may adversely impact our ability to operate our assets or manage our business.

We utilize information technology systems to operate our assets and manage our business. Some of these systems are proprietary systems that require specialized programming capabilities, while others are based upon or rely on technology that has been in service for many years. Failures of these systems could result in a failure of critical operational or financial controls and lead to a disruption of our operations, commercial activities or financial processes. Such failures could adversely affect our business.

Cyberattacks, terrorism and other external threats

        Cyberattacks or other information security breaches that circumvent security measures taken by us or others with whom we conduct business or share information could result in increased costs, interruptions or other damages to our business.

We rely on our information technology infrastructure to process, transmit and store electronic information, including data we use to operate our assets. In addition, we rely on third-party systems, including the electric grid and cloud-based software services, which could also experience security breaches or cyberattacks, and the failure of which could have a material adverse effect on the operation of our assets. We and our third-party providers face cybersecurity and other security threats to our information technology infrastructure, including threats to our control systems and safety systems that operate our pipelines and other assets. We could face attempts to gain access to our information technology infrastructure, including coordinated attacks from state-sponsored groups, “hacktivists” or private individuals. The threat of terrorist attacks subjects our operations to increased risks and increased costs as new regulations require us to work with government agencies to verify our information technology systems are sufficiently designed to prevent and deter attacks against our assets. We could also face attempts to obtain unauthorized access by targeted acts of deception against individuals with legitimate access to physical locations or information.

Breaches in our information technology infrastructure or physical facilities, or other disruptions including those arising from theft, vandalism, fraud or unethical conduct, could result in damage to our assets, business interruptions, mitigation expense, safety incidents, damage to people, property and the environment, reputational damage, potential liability or the loss of contracts, and could otherwise adversely affect our business.

        Terrorist attacks aimed at our facilities or that impact our customers or the markets we serve could adversely affect our business.

The U.S. government has issued warnings that energy assets in general, and the nation’s pipeline and terminal infrastructure in particular, may be targets of terrorist organizations. Any terrorist attack on our facilities, those of our customers or, in some cases, on energy infrastructure owned by others, could have an adverse effect on our business. Similarly, any terrorist attack that severely disrupts the markets we serve could adversely affect our business.

        The occurrence of epidemics and government responses thereto may adversely affect our business.

The occurrence of epidemics and the related government responses, as experienced with COVID-19, could result in significant declines in economic activity around the world and reduced demand for petroleum products. It is difficult to predict the occurrence or impact of new outbreaks and the government responses thereto on economic activity or our operations, any of which could adversely affect our business.

Regulatory risks

        We are subject to extensive environmental, health, safety and other laws and regulations that impose significant requirements, costs and liabilities on us. These requirements, costs and liabilities could increase as a result of new laws or regulations or changes in the interpretation, implementation or enforcement of existing laws and regulations. Our customers are also subject to extensive environmental, health, safety and other laws and regulations, and any new laws or regulations or changes in the interpretation, implementation or enforcement of existing laws and regulations could result in increased costs and decreased demand for our services.

Our operations are subject to extensive federal, state and local laws and regulations relating to the protection or preservation of the environment, natural resources and human health and safety, including but not limited to the CAA, RCRA, OPA, CWA, CERCLA, HLPSA, Endangered Species Act (“ESA”), Migratory Bird Treaty Act (“MBTA”), the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 DOT and OSHA. Such laws and regulations affect almost all aspects of our operations and generally require us to obtain and comply with various environmental registrations, licenses, permits, credits, inspections, material handling procedures and other requirements. We incur substantial costs to comply with these laws and regulations, and any failure to comply may expose us to civil, criminal and administrative fees, fines and penalties and interruptions in our operations that could have an adverse impact on our business. For example, if an accidental release or spill of petroleum products, chemicals or other hazardous substances occurs at or from our pipelines, storage or other facilities, we may experience significant operational disruptions, and we may have to pay a significant amount to remediate releases, pay government penalties, address natural resource damages, compensate for human exposure and property damage, install costly pollution control equipment or undertake a combination of these and other measures. In addition, emission controls required under the CAA and other similar laws could require significant capital expenditures at our facilities.

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

The laws and regulations that affect our operations, and the enforcement thereof, have become increasingly stringent over time. These laws and regulations may be further revised or new laws or regulations may be adopted or become applicable to us. For instance, in 2022 the Transportation Security Administration released additional pipeline cybersecurity directives requiring mitigation measures to protect against attacks on information technology and operational technology systems and the development and implementation of a cybersecurity contingency and recovery plan. In 2022, PHMSA published expanded hazardous liquid pipeline regulations for the installation of rupture mitigation valves and establishment of a minimum rupture detection standard. Compliance with legislative and regulatory changes could increase our compliance costs, make it more difficult to construct or maintain our assets and have an adverse effect on our business.

Our customers are also subject to extensive laws and regulations, and new laws or regulations could adversely affect their businesses. For example, several of our most significant customers operate refineries that could be significantly impacted by changes in environmental or health-related laws or regulations. In addition, we have made significant investments in crude oil and condensate storage and transportation projects that serve customers largely dependent on production techniques, such as hydraulic fracturing, that have been scrutinized by governmental authorities and have encountered political opposition which could result in increased regulatory costs and restrictions. Any changes in laws or regulations, or in the interpretation, implementation or enforcement of existing laws and regulations, that impose significant costs or liabilities on our customers could reduce demand for our services and adversely affect our business.

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

The FERC’s ratemaking methodologies may limit our ability to increase rates by amounts sufficient to reflect our actual cost or may delay the use of rates that reflect increased costs. We use the FERC’s indexing methodology to establish our rates in approximately 30% of the markets serviced by our refined products pipelines. The FERC’s indexing methodology is subject to review every five years and currently allows a pipeline to change its rates each year to a new ceiling level. When the change in the ceiling level is negative, we are required to reduce our rates that are subject to the FERC’s indexing methodology.

The FERC and most relevant state regulatory authorities allow us to establish rates based on conditions in competitive markets without regard to the FERC’s index level or our cost-of-service. We establish market-based rates in approximately 70% of the markets for our refined products pipelines. The tariffs on most of our long-haul crude oil pipelines are at negotiated rates, but are still subject to regulation by the FERC or state agencies and subject to protest by shippers. If we were to lose our market-based rate authority, or if our negotiated rates were determined to not be just and reasonable, we could be required to establish rates on some other basis, such as our cost-of-service. Establishing our rates through a cost-of-service filing could be expensive and could result in tariff reductions, which would adversely affect our business.

        Climate change legislation or regulations regarding emissions of greenhouse gases could result in increased operating costs and reduced demand for our services and the products that we transport, store or distribute.

Federal and state legislative and regulatory initiatives in the U.S., as well as those in other countries, have attempted to and will likely continue to address climate change and control or limit greenhouse gas emissions. Although it is not possible to predict how they will impact our business, any such laws or regulations could adversely affect demand for the products that we transport, store and distribute. Depending on the particular programs adopted, such as the Securities and Exchange Commission’s proposed rules to Enhance and Standardize Climate-Related Disclosures for Investors, they could also increase our costs to operate and maintain our facilities by, for example, requiring that we measure and report our emissions, install new emission controls at our facilities, acquire allowances to authorize our emissions, pay taxes related to our emissions and administer and manage an emissions program, among other things. We may be unable to include some or all of such increased costs in the rates charged to our customers and any such recovery may depend on events beyond our control, including the outcome of future rate proceedings before the FERC or state regulatory agencies and the provisions of any final legislation or implementing regulations.

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

The Energy Independence and Security Act of 2007 expanded the required use of renewable fuels in the U.S. Each year, the EPA establishes a renewable volume obligation (“RVO”) requirement for refiners and fuel manufacturers based on overall quotas established by the federal government. By virtue of our gas liquids blending activity and resulting gasoline production, we are an obligated party and receive an annual RVO from the EPA. We typically purchase renewable energy credits, called RINs, to meet this obligation. Increases in the cost or decreases in the availability of RINs could have an adverse impact on our business.

        Our business is subject to federal, state, local and international laws and regulations that govern the quality specifications of the petroleum products that we transport, store, distribute or sell.

Petroleum products that we transport and store are sold by our customers for consumption into the public market. Various federal, state and local agencies, as well as international regulatory bodies, have the authority to prescribe product quality specifications for commodities sold into the public market. Changes in product quality specifications or blending requirements could reduce demand, reduce our throughput volume, require us to incur additional handling costs or require capital expenditures. For instance, different product specifications for different markets impact the fungibility of the products in our system and could require the construction of additional storage. If we are unable to recover these costs through increased revenue, our business could be adversely affected.

In addition, changes in the quality of the products we receive on our pipelines, or changes in the product specifications in the markets we serve, could reduce or eliminate our ability to blend products, which would result in a reduction of our revenue and operating profit from blending activities. Any such reduction would have an adverse effect on our business.

        We do not own all of the property on which our pipelines and facilities are located, and we rely on securing and retaining adequate rights-of-way and permits in order to operate our existing assets and complete growth projects.

We do not own all of the land on which our pipelines and facilities are located. As such, we are subject to the possibility of increased costs to retain necessary land use. We typically obtain the rights to construct and operate our pipelines on land owned by third parties, and sometimes those rights are only for a specific period of time and may result in decommissioning or new acquisition costs when our rights expire. In addition, some of our facilities cross Native American lands pursuant to rights-of-way of limited duration. We may not be able to utilize the right of eminent domain in some jurisdictions and in some circumstances, such as land owned by Native American tribes or other government entities. Our ability to secure required permits and rights-of-way or otherwise proceed with construction of our new projects could encounter opposition from activists who may attempt to delay construction through protests and other means. The loss of these rights, through our inability to acquire or renew right-of-way contracts or otherwise, could have an adverse effect on our business.

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

Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. Further, certain benefits to our unitholders provided by current law could expire or otherwise change. For example, the 20% federal pass-through deduction enacted as part of the Tax Cuts and Jobs Act, which is generally available for ordinary income allocated to investors of publicly traded partnerships or recognized upon the sale of publicly traded partnership units, will expire at the end of 2025, barring further legislative action. From time to time the U.S. government considers substantive changes to the existing federal income tax laws that affect publicly traded partnerships. We are unable to predict whether any such additional legislation or any other tax-related proposals will ultimately be enacted. Moreover, any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Any such changes could adversely impact a unitholder’s investment in our common units.

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

The IRS has made no determination as to our status as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders as the costs will reduce our cash available for distribution.

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

Cash distributions paid to foreign persons will be reduced by withholding taxes at the highest applicable effective U.S. tax rate, and foreign persons will be required to file U.S. federal tax returns and pay tax on their share of our taxable income allocated to them. Upon the sale, exchange or other disposition of a common unit of a publicly traded partnership by a foreign person, the transferee is generally required to withhold 10% of the amount realized on such sale, exchange or other disposition if any portion of the gain on such sale, exchange or other disposition would be treated as effectively connected with a U.S. trade or business. Beginning in 2023, the IRS has clarified the broker is generally responsible for withholding 10% of the gross proceeds upon sale of an investment in a publicly traded partnership by a foreign investor. Distributions to foreign persons may also be subject to additional withholding of 10% under these rules to the extent a portion of a distribution is attributable to an amount in excess of our cumulative net income that has not previously been distributed.

Our unitholders may be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our common units.

In addition to federal income taxes, our unitholders may be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders may be required to file tax returns and pay taxes in some or all of these various jurisdictions or be subject to penalties for failure to comply with those requirements. We currently own assets and conduct business in 16 states, most of which impose a personal income tax.

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

General risk factors

Our business requires the recruitment and retention of a skilled workforce, and difficulties attracting and retaining talent could result in a failure to efficiently operate our business and execute our strategies.

Our operations and management require the recruitment and retention of a skilled workforce, including engineers, technical personnel and other professionals. We compete with other companies both within and outside the energy industry for this skilled workforce. Successfully competing for talented employees necessary to operate our business may result in increased costs, which could adversely affect our business.

As our employees, including much of our management team, reach retirement age and elect to retire, we may lose valuable skills and institutional knowledge that have been developed over many years of service. If we are unable to transfer knowledge successfully to new employees or are otherwise unable to recruit and retain talented personnel, we could experience increased costs or we could encounter other difficulties in running our business efficiently.

        Our business could be affected adversely by union disputes and strikes or work stoppages by our unionized employees.

As of December 31, 2022, approximately 13% of our workforce was represented by the United Steelworkers and covered by a collective bargaining agreement expiring January 2026. We could experience a work stoppage in the future as a result of disagreements with the labor union. A prolonged work stoppage could have an adverse effect on our business.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

See Item 1(c) for a description of the locations and general character of our material properties.

Item 3.Legal Proceedings

Butane Blending Patent Infringement Proceeding. On October 4, 2017, Sunoco Partners Marketing & Terminals L.P. (“Sunoco”) brought an action for patent infringement in the U.S. District Court for the District of Delaware alleging Magellan and Powder Springs Logistics, LLC (“Powder Springs”) were infringing patents relating to butane blending. A trial concluded on December 6, 2021, at which the jury found Magellan and Powder Springs willfully infringed those patents. Based on the jury’s award and post-trial proceedings, the total amount awarded to Sunoco is approximately $22.9 million, plus post-judgment interest that continues to accrue. Sunoco and defendants, Magellan and Powder Springs, have appealed the final judgment of the trial court. The amounts we have accrued in relation to the claims represent our best estimate of probable damages, and although it is not possible to predict the ultimate outcome, we do not expect the final resolution of this matter to have a material adverse effect on our business.

Corpus Christi Terminal Personal Injury Proceeding. Ismael Garcia, Andrew Ramirez, and Jesus Juarez Quintero, et al. brought personal injury cases against Magellan and co-defendants Triton Industrial Services, LLC, Tidal Tank, Inc. and Cleveland Integrity Services, Inc. in Nueces County Court in Texas. The claims were originally brought in three different actions but were consolidated into a single case on March 2, 2021. Claims were asserted by or on behalf of seven individuals, and certain beneficiaries, who were employed by a contractor of Magellan and were injured, one fatally, as a result of a fire that occurred on December 5, 2020 while they were cleaning a tank at our Corpus Christi terminal. The plaintiffs are seeking damages of an undetermined amount. While the outcome cannot be predicted, we do not expect the final resolution of this matter to have a material adverse effect on our business.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common units are listed and traded on the New York Stock Exchange under the ticker symbol “MMP.” At the close of business on February 20, 2023, we had 203,293,822 common units outstanding that were owned by approximately 170,000 record holders and beneficial owners (held in street name).

For information regarding common units that may be issued pursuant to our long-term incentive plan, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We currently pay quarterly distributions of $1.0475 per common unit and are targeting annual distribution growth of 1% for 2023.

Our board has authorized the repurchase of up to $1.5 billion of our common units through 2024. We intend to purchase our common units from time-to-time through a variety of methods, including open market purchases and negotiated transactions, all in compliance with Securities Exchange Act Rules 10b-18, 10b5-1 or both and other applicable legal requirements. The timing, price and actual number of common units repurchased will depend on a number of factors including our expected expansion capital spending, excess cash available, balance sheet metrics, legal and regulatory requirements, market conditions and the trading price of our common units. The program does not obligate us to acquire any particular amount of common units and may be suspended or discontinued at any time.

The table below reflects our common units repurchased through December 31, 2022 and inception-to-date.

Period	Total Number of Common Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Units That May Yet Be Purchased under the Program (in millions)(a)
Year Ended 2020	5,568,260	$49.74	5,568,260	$1,223.1
Year Ended 2021	10,894,828	$48.01	10,894,828	$700.0
January 1-31, 2022	—	—	—	$700.0
February 1-28, 2022	430,670	$47.87	430,670	$679.4
March 1-31, 2022	611,365	$48.06	611,365	$650.0
First Quarter 2022	1,042,035	$47.98	1,042,035
April 1-30, 2022	—	$—	—	$650.0
May 1-31, 2022	1,038,564	$48.15	1,038,564	$600.0
June 1-30, 2022	2,847,492	$49.03	2,847,492	$460.4
Second Quarter 2022	3,886,056	$48.79	3,886,056
July 1-31, 2022	—	$—	—	$460.4
August 1-31, 2022	1,794,372	$50.96	1,794,372	$368.9
September 1-30, 2022	953,799	$48.38	953,799	$322.8
Third Quarter 2022	2,748,171	$50.06	2,748,171
October 1-31, 2022	—	—	—	$322.8
November 1-30, 2022	76,057	$52.61	76,057	$318.8
December 1-31, 2022	1,826,183	$49.88	1,826,183	$227.7
Fourth Quarter 2022	1,902,240	$49.99	1,902,240
Year Ended 2022	9,578,502	$49.31	9,578,502
Total Inception-to-Date	26,041,590	$48.86	26,041,590

(a) Our program has $1.5 billion authorized for unit repurchases, which includes $750 million approved in 2020 and an additional $750 million approved in 2021. Our program will expire on December 31, 2024.

Unitholder Return Performance

The following graph compares the total unitholder return performance of our common units with the performance of (i) the Alerian MLP Infrastructure Index (“AMZI”), (ii) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (iii) the Standard & Poor's 500 Energy Index ("S&P 500 Energy"). The graph assumes that $100 was invested in our common units and each comparison index beginning on December 31, 2017 and that all distributions or dividends were reinvested on a quarterly basis. The AMZI is a composite of energy infrastructure master limited partnerships, whose constituents earn the majority of their cash flow from midstream activities involving energy commodities and whose trading volume and market capitalization meet certain additional criteria.  The S&P 500 Energy is a subindex of the S&P 500 that includes those companies classified as members of the energy sector.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
MMP	$100	$85	$100	$74	$89	$104
AMZI	$100	$88	$94	$64	$91	$119
S&P 500	$100	$96	$126	$149	$192	$157
S&P 500 Energy	$100	$82	$92	$61	$94	$155

The information provided in this section is being furnished to and not filed with the SEC. As such, this information is neither subject to Regulation 14A or 14C nor to the liabilities of Section 18 of the Exchange Act.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a publicly traded limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of December 31, 2022, our asset portfolio consisted of:

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this annual report on Form 10-K for the year ended December 31, 2022.

See Item 1. Business for a detailed description of our business.

Overview

Fueling Prosperity and Security. World events over the past year have reinforced the criticality of the energy industry to our country and the world. We are well positioned to continue to responsibly provide the essential fuels such as gasoline, diesel fuel and jet fuel that our communities and economy rely on daily.

Dynamic energy markets provide both challenges and opportunities. We own the longest refined products pipeline in the country and can access nearly 50% of the nation’s refining capacity. During 2022, we shipped record refined products volumes as customers took advantage of our network’s extensive connectivity to overcome various supply disruptions in the markets we serve.

Creating and Returning Value to Investors. Our resilient business model continues to provide strong cash flow to consistently pay distributions. We recognize that investors value steady increases to the cash distribution and currently target annual distribution growth of 1% for 2023. We expect to continue to generate free cash flow after paying distributions to allocate in a manner that creates value for our investors.

We continue to pursue investment opportunities that meet our disciplined financial requirements. For example, we have completed a number of small, bolt-on projects over the past year, including recent pipeline expansions to New Mexico and Colorado. Additionally, during 2022, we launched an expansion of our refined products pipeline to El Paso, Texas, which will connect more supply to growing markets in Texas, Arizona and Mexico and is supported by commitments from high-quality counterparties.

While we expect to continue finding opportunities to invest in new projects, attractive opportunities have been more limited over the last few years. This more limited capital investment environment, along with the fact that we believe the value of our equity has not reflected the economic potential of our company, has allowed us to simply invest in ourselves by repurchasing equity.

Through our equity repurchase program, we have reduced the number of our outstanding units by 11% over the last three years, providing meaningful growth in earnings and distributable cash flow on a per unit basis.

We believe the combination of investing in good projects as they are available, opportunistically repurchasing units and providing an attractive current cash distribution is a strategy that will allow us to continue creating meaningful value for our investors.

In total, we delivered over $1.3 billion to our investors in 2022 via opportunistic equity repurchases and our attractive cash distribution.

Our Role in Energy Transition. We will remain an important part of a successful energy transition. The services we provide are vital to ensuring our communities and economies function while the U.S. and the world pursue a transition from fossil fuels. Supported by industry and government forecasts, we believe demand for the fuels we deliver will remain steady for the foreseeable future and essential for many more decades, and likely beyond.

Continuing to operate our business in a safe and responsible manner is a fundamental priority. We also believe that we must continue to optimize our business and adapt to future realities. However, we expect energy transition is likely to take longer and be more dynamic than many may currently predict.

For any transition to be truly successful, all of the costs and benefits must be weighed to seek a balance among policy objectives, technological capability and market acceptance in order to make sustainable progress.

Recent Developments

Sale of Independent Terminals Network. On June 8, 2022, we completed the sale of our independent terminals network comprised of 26 refined petroleum products terminals in the southeastern U.S. to Buckeye Partners, L.P. for $446.2 million, including final working capital adjustments.

Impairment of Double Eagle Investment. In December 2022, as a result of the non-renewal on existing terms of customer commitments that expire in 2023 and reduced demand for transportation of condensate from the Eagle Ford basin, we recognized an impairment in our Double Eagle joint venture investment of $58.4 million.

Distribution. In January 2023, our board declared a quarterly distribution of $1.0475 per unit for the period of October 1, 2022 through December 31, 2022. This quarterly distribution was paid on February 14, 2023 to unitholders of record on February 7, 2023.

Results of Operations

We believe that investors benefit from having access to the same financial measures utilized by management. Operating margin, which is presented in the following table, is an important measure used by management to evaluate the economic performance of our core operations. Operating margin is not a U.S. generally accepted accounting principles (“GAAP”) measure, but the components of operating margin are computed using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the following table. Operating profit includes expense items, such as depreciation, amortization and impairment expense and G&A expense, which management does not focus on when evaluating the core profitability of our operating segments. Additionally, product margin, which management primarily uses to evaluate the profitability of our commodity-related activities, is provided in this table. Product margin is a non-GAAP measure but the components of product sales revenue and cost of product sales are determined in accordance with GAAP. Our blending, fractionation and other commodity-related activities generate significant revenue. However, we believe the product margin from these activities, which takes into account the related cost of product sales, better represents its importance to our results of operations.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2022

	Year Ended December 31,		Variance Favorable (Unfavorable)
	2021	2022	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$1,338.5	$1,408.2	$69.7	5
Crude oil	466.2	473.7	7.5	2
Intersegment eliminations	(5.8)	(6.1)	(0.3)	(5)
Total transportation and terminals revenue	1,798.9	1,875.8	76.9	4
Affiliate management fee revenue	21.2	22.2	1.0	5
Operating expenses:
Refined products	416.7	431.5	(14.8)	(4)
Crude oil	165.4	173.6	(8.2)	(5)
Intersegment eliminations	(12.4)	(13.0)	0.6	5
Total operating expenses	569.7	592.1	(22.4)	(4)
Product margin:
Product sales revenue	913.0	1,302.4	389.4	43
Cost of product sales	780.0	1,119.4	(339.4)	(44)
Product margin	133.0	183.0	50.0	38
Other operating income (expense)	2.8	5.3	2.5	89
Earnings of non-controlled entities	154.4	147.4	(7.0)	(5)
Operating margin	1,540.6	1,641.6	101.0	7
Depreciation, amortization and impairment expense	227.9	292.8	(64.9)	(28)
G&A expense	206.3	240.7	(34.4)	(17)
Operating profit	1,106.4	1,108.1	1.7	—
Interest expense (net of interest income and interest capitalized)	225.9	226.8	(0.9)	—
Gain on disposition of assets	(75.0)	(0.9)	(74.1)	(99)
Other (income) expense	20.9	20.3	0.6	3
Income from continuing operations before provision for income taxes	934.6	861.9	(72.7)	(8)
Provision for income taxes	2.3	2.7	(0.4)	(17)
Income from continuing operations	932.3	859.2	(73.1)	(8)
Income from discontinued operations (including gain on disposition of assets of $164.0 million in 2022)	49.7	177.2	127.5	257
Net income	$982.0	$1,036.4	$54.4	6

Operating Statistics
Refined products:
Transportation revenue per barrel shipped	$1.715	$1.781
Volume shipped (million barrels):
Gasoline	303.8	319.9
Distillates	205.6	206.1
Aviation fuel	30.5	33.3
Liquefied petroleum gases	0.9	0.6
Total volume shipped	540.8	559.9
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped(1)	$0.815	$0.643
Volume shipped (million barrels)(1)	189.6	229.8
Terminal average utilization (million barrels per month)	24.9	24.2
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(2)	112.1	92.7
Saddlehorn - volume shipped (million barrels)(2)	77.6	80.9

(1) Includes shipments related to our crude oil marketing activities.
(2) These volumes reflect total shipments for these joint ventures, which are owned 30% by us.

Transportation and terminals revenue increased by $76.9 million, resulting from:

•an increase in refined products revenue of $69.7 million primarily due to higher average transportation rates and higher volumes. The higher average rate per barrel in the current year was favorably impacted by the 2021 and 2022 mid-year tariff adjustments as well as a higher proportion of long-haul shipments, which move at higher rates. Volume increased between periods as a result of additional contributions from our Texas pipeline expansion projects, higher shipments on our South Texas pipeline segment as well as continued demand recovery from pandemic levels. Higher tender deduction revenue that benefited from increased commodity prices mainly offset less storage revenue due to lower utilization and rates following recent contract expirations; and

•an increase in crude oil revenue of $7.5 million primarily due to higher terminal throughput fees as a result of more customers utilizing a simplified structure for service in the Houston area and higher tender deduction revenue due to higher commodity prices. These favorable items were partially offset by less storage revenue from lower rates and utilization in the current backwardated market and decreased transportation revenues as overall lower tariff rates offset higher shipments on our Houston distribution system, in part due to a recent pipeline connection.

Operating expenses increased $22.4 million, resulting from:

•an increase in refined products expenses of $14.8 million primarily due to higher power costs resulting from the benefit of gains on our power hedges in the prior year driven by the 2021 winter storms and more long-haul shipments in 2022, as well as higher asset integrity spending related to the timing of maintenance work. These higher costs were partially offset by more favorable product overages in the current period (which reduce operating expense); and

•an increase in crude oil expenses of $8.2 million primarily due to less favorable product overages in 2022.

Product margin increased $50.0 million primarily due to improved margins and higher volumes on our gas liquids blending activities as well as additional crude oil marketing opportunities in the current year.
Other operating income was favorable $2.5 million primarily due to settlement of our claims for expense reimbursement related to historical product contaminations.
Earnings of non-controlled entities decreased $7.0 million primarily due to lower average rates on the Saddlehorn pipeline and lower MVP earnings as a result of the sale of a portion of our interest in April 2021, partially offset by additional deficiency revenue recognized for the BridgeTex and Double Eagle pipelines.
Depreciation, amortization and impairment expense increased $64.9 million primarily due to an impairment of $58.4 million related to our Double Eagle joint venture investment and the timing of asset retirements.

G&A expense increased $34.4 million primarily due to expenses related to the retirement agreement for our former chief executive officer, higher incentive compensation costs resulting from overall improved financial results, as well as increased technology fees.
Interest expense, net of interest income and interest capitalized, increased $0.9 million. Our average outstanding debt increased from $5.1 billion in 2021 to $5.2 billion in 2022. Our weighted average interest rate was 4.3% in 2022 compared to 4.4% in 2021.
Gain on disposition of assets was $74.1 million lower primarily due to the sale of a portion of our interest in MVP in 2021.

Other expense was favorable by $0.6 million as lower amounts recognized for certain legal matters were primarily offset by higher pension settlement expenses recognized in 2022.
Income from discontinued operations increased by $127.5 million primarily due to the $164.0 million gain recognized on the sale of the independent terminals network, partially offset by lower contributions from these assets once the sale closed in June 2022.
For a comparative discussion of the years ended December 31, 2020 and 2021, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in our 2021 Annual Report on Form 10-K .

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

FCF is a financial metric used by many investors and others in the financial community to measure the amount of cash generated by a company during a period after accounting for all investing activities, including both maintenance and expansion capital spending, as well as proceeds from divestitures. We believe FCF is important to the financial community as it reflects the amount of cash available for distributions, additional expansion capital opportunities, equity repurchases, debt reduction or other partnership uses. Reconciliations of FCF to net income and to net cash provided by operating activities, which are the nearest comparable GAAP measures, are included in the following tables.

Since the non-GAAP measures presented here include adjustments specific to us, they may not be comparable to similarly-titled measures of other companies.

Adjusted EBITDA, DCF and FCF are non-GAAP measures. A reconciliation of each of these measures to net income for the years ended December 31, 2021 and 2022 is as follows (in millions):

	Year Ended December 31,
	2021	2022
Net income	$982.0	$1,036.4
Interest expense, net	225.9	226.8
Depreciation, amortization and impairment(1)	233.9	292.8
Equity-based incentive compensation(2)	15.6	29.6
Gain on disposition of assets(3)	(70.6)	(158.6)
Commodity-related adjustments:
Derivative (gains) losses recognized in the period associated with future transactions(4)	27.7	18.6
Derivative gains (losses) recognized in previous periods associated with transactions completed in the period(4)	(36.8)	(30.2)
Inventory valuation adjustments(5)	2.1	(9.0)
Total commodity-related adjustments	(7.0)	(20.6)
Distributions from operations of non-controlled entities in excess of earnings	38.9	27.3
Adjusted EBITDA	1,418.7	1,433.7
Interest expense, net, excluding debt issuance cost amortization	(222.8)	(223.6)
Maintenance capital(6)	(77.6)	(81.9)
Distributable cash flow	$1,118.3	$1,128.2
Expansion capital(7)	(73.0)	(83.0)
Proceeds from disposition of assets(3)	270.7	440.3
Free cash flow	$1,316.0	$1,485.5
Distributions paid	(906.4)	(870.0)
Free cash flow after distributions	$409.6	$615.5

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

A reconciliation of FCF to net cash provided by operating activities for the years ended December 31, 2021 and 2022, is as follows (in millions):

	Year Ended December 31,
	2021	2022
Net cash provided by operating activities	$1,196.2	$1,141.3
Changes in operating assets and liabilities	9.7	113.0
Net cash provided by investing activities	118.1	274.4
Payments associated with settlement of equity-based incentive compensation	(6.2)	(8.9)
Settlement cost, amortization of prior service credit and actuarial loss	(8.4)	(13.9)
Changes in accrued capital items	7.8	7.3
Commodity-related adjustments(1)	(7.0)	(20.6)
Other	5.8	(7.1)
Free cash flow	$1,316.0	$1,485.5
Distributions paid	(906.4)	(870.0)
Free cash flow after distributions	$409.6	$615.5
(1) Please refer to the preceding table for a description of these commodity-related adjustments.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Operating Activities. Net cash provided by operating activities was $1,196.2 million and $1,141.3 million for the years ended December 31, 2021 and 2022, respectively. The $54.9 million decrease from 2021 to 2022 was due to changes in our working capital, decreases in income from continuing operations, partially offset by adjustments for non-cash items and distributions in excess of earnings of our non-controlled entities.
Investing Activities. Net cash provided by investing activities for the year ended December 31, 2021 and 2022 was $118.1 million and $274.4 million, respectively, including $148.6 million and $175.3 million used for capital expenditures for those same periods in 2021 and 2022, respectively. Also, during 2022, we sold our independent terminals network for $446.2 million inclusive of final working capital adjustments. During 2021, we sold a portion of our interest in MVP for cash proceeds of $272.1 million.
Financing Activities. Net cash used in financing activities for the years ended December 31, 2021 and 2022 was $1,327.7 million and $1,417.8 million, respectively. During 2022, we paid distributions of $870.0 million to our unitholders and made common unit repurchases of $462.9 million. Additionally, we had net commercial paper payments of $76.0 million. During 2021, we paid distributions of $906.4 million to our unitholders and made common unit repurchases of $523.1 million. Additionally, we had net commercial paper borrowings of $108.0 million.
The quarterly distribution amount related to fourth-quarter 2022 earnings was $1.0475 per unit, which was paid in February 2023. Based on the number of common units currently outstanding and our current quarterly distribution, total distributions paid to our unitholders related to 2023 earnings would be approximately $852 million. Management believes we will have sufficient DCF to fund these distributions.
For a discussion of cash flows for the year ended December 31, 2020, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our 2021 Annual Report on Form 10-K.

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

During 2022, our maintenance capital spending was $81.9 million. For 2023, we expect to spend approximately $90.0 million on maintenance capital projects.

During 2022, we spent $83.0 million for our expansion capital projects and in conjunction with our joint ventures. Based on the progress of expansion projects already committed, we expect to spend approximately $110.0 million in 2023 and $40.0 million in 2024 to complete our current slate of expansion capital projects.

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

Off-Balance Sheet Arrangements

None.

Other Items

Leadership Changes. In April 2022, Michael N. Mears retired from his positions of President and Chief Executive Officer, and our board elected Aaron L. Milford as Chief Executive Officer and President. Mr. Milford served as Chief Operating Officer since 2019. He served as Senior Vice President and Chief Financial Officer from 2015 to 2019 and various positions of increasing responsibility since joining us and our predecessor in 1995.

In August 2022, Robert L. Barnes, Senior Vice President of Commercial - Crude Oil, retired from his position after 34 years of service. Our board elected Kyle T. Krshka as Senior Vice President of Commercial - Crude Oil in November 2022. Mr. Krshka served as Vice President of Commercial - Marine, Independent Terminals & Commodities since 2020 and various positions of increasing responsibility since joining us in 2016.

In December 2022, Melanie A. Little, Executive Vice President, Chief Operating Officer, announced her resignation effective January 1, 2023 to pursue another opportunity.

Executive Officer Promotions. Two members of our senior management team were promoted effective June 1, 2022. Jeff L. Holman became Executive Vice President in addition to his titles of Chief Financial Officer and Treasurer. Michael J. Aaronson, who previously held the position of Senior Vice President of Business Development, became Executive Vice President, Chief Commercial Officer.

Board of Director Changes. Michael N. Mears retired from his position of Chair of the Board of Directors in April 2022 and our board elected Barry R. Pearl, our previous independent Lead Director, as Chair of the Board and also elected Aaron L. Milford as a member of our board. In April 2022, Robert G. Croyle retired from our board after 13 years of service. Following Mr. Croyle’s retirement, Sivasankaran Somasundaram was elected as an independent board member beginning in May 2022.

Pipeline Tariff Changes. The FERC regulates the rates charged on interstate common carrier pipelines. The tariff rates on approximately 30% of our refined products shipments have been regulated by the FERC primarily through an annual index methodology, and nearly all the remaining rates are adjustable at our discretion based on market factors. Based on the preliminary PPI-FG estimate for 2022, the ceiling level for our index-based rates will increase by 13.4%. However, we continue to evaluate increases to our index and market-based rates and currently expect to increase all of our refined products rates by an average of approximately 8% on July 1, 2023. Most of the tariffs on our long-haul crude oil pipelines are established at negotiated rates that generally provide for annual adjustments in line with changes in the FERC index, subject to certain modifications. We expect to increase the rates on our long-haul crude oil pipelines between 2% and 5% in July 2023.

Commodity Derivative Agreements. Certain of our business activities result in our owning various commodities, which exposes us to commodity price risk. We use forward physical commodity contracts and derivative instruments to hedge against changes in prices of commodities that we expect to sell or purchase in future periods.

For further information regarding the quantities of refined products and crude oil hedged at December 31, 2022 and the fair value of open hedge contracts at that date, please see Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

The following table presents the estimated increase (decrease) in net periodic benefit expense and obligations that would result from a 1% change in the specified assumption (in millions):

	Benefit Expense		Benefit Obligation
	1% Increase	1% Decrease	1% Increase	1% Decrease
Pension benefits:
Discount rate	$(1.9)	$3.1	$(26.5)	$32.3
Expected long-term rate of return on plan assets	$(2.0)	$2.0	$—	$—
Rate of compensation increase	$3.4	$(2.9)	$18.0	$(17.0)

The following table sets forth the increase (decrease) in our pension funding based on our current funding policy assuming a 1% change in the specified criterion (in millions):

	1% Increase	1% Decrease
Rate of compensation increase	$0.4	$(0.4)

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

Goodwill. The goodwill relating to each of our reporting units is tested for impairment annually as well as when an event or change in circumstances indicates an impairment may have occurred. For purposes of performing the impairment test for goodwill, our reporting units are our refined products and crude oil segments. Under GAAP, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of one of our reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, we are not required to perform any further testing. However, if we conclude otherwise, we perform the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. Based on our qualitative assessments performed, we determined goodwill was not impaired.

When indicators of impairment are identified, determination as to whether and how much goodwill or long-lived assets are impaired involves management estimates on highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on operating expenses and the outlook for national or regional market supply and demand conditions. We base the impairment reviews and calculations used in our impairment tests on assumptions that are consistent with our business plans and long-term investment decisions. See Note 6 – Property, Plant and Equipment, Goodwill and Other Intangibles in Item 8. Financial Statements and Supplementary Data for additional information regarding impairments of goodwill and long-lived assets.

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

In December 2022, we determined the fair value of our investment in Double Eagle was less than the carrying value and recognized an impairment charge of $58.4 million.

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

Forward physical contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of December 31, 2022, we had commitments under forward purchase and sale contracts as follows (in millions):

	Total	< 1 Year	1 – 4 Years	> 5 Years
Forward purchase contracts – notional value	$387.2	$140.5	$145.4	$101.3
Forward purchase contracts – barrels	9.0	2.7	3.6	2.7
Forward sales contracts – notional value	$49.6	$49.6	$—	$—
Forward sales contracts – barrels	0.6	0.6	—	—

We generally use derivative instruments including exchange-traded futures contracts and over-the-counter forward contracts to hedge against changes in the price of petroleum products we expect to sell or purchase. We did not elect hedge accounting treatment under Accounting Standards Codification 815, Derivatives and Hedging for our open contracts and as a result we accounted for these contracts as economic hedges, with changes in fair value recognized currently in earnings. The fair value of these open contracts, representing 5.1 million barrels of petroleum products we expect to sell and 1.0 million barrels of gas liquids we expect to purchase, was a net liability of $8.9 million. With respect to these contracts, a $10.00 per barrel increase (decrease) in the prices of petroleum products we expect to sell would result in a $51.0 million decrease (increase) in our operating profit, while a $10.00 per barrel increase (decrease) in the price of gas liquids we expect to purchase would result in a $10.0 million increase (decrease) in our operating profit. These increases or decreases in operating profit would be substantially offset by higher or lower product sales revenue or cost of product sales when the physical sale or purchase of those products occurs, respectively. These contracts may be for the purchase or sale of products in markets different from those in which we are attempting to hedge our exposure, and the related hedges may not eliminate all price risks.

Interest Rate Risk
Our use of variable rate debt and any future issuances of fixed rate debt expose us to interest rate risk. As of December 31, 2022, we had $32.0 million of variable rate commercial paper outstanding.

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

Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. As a result of this assessment management has concluded that, as of December 31, 2022, its internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022, is included herein under the heading “Report of Independent Registered Public Accounting Firm” relative to internal control over financial reporting.

By:	/S/ AARON L. MILFORD
President, Chief Executive Officer and Director of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.

By:	/S/ JEFF L. HOLMAN
Executive Vice President, Chief Financial Officer and Treasurer of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.

Report of Independent Registered Public Accounting Firm

To the Common Unitholders of Magellan Midstream Partners, L.P. and the Board of Directors of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Magellan Midstream Partners, L.P. (the Partnership) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, partners' capital and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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

Defined Benefit Pension Obligation
Description of the Matter	At December 31, 2022, the Partnership’s defined benefit pension obligation was $277 million and exceeded the fair value of pension plan assets of $199 million, resulting in a net pension obligation of $78 million. As discussed in Note 12 to the consolidated financial statements, the Partnership reviews and updates the assumptions used to measure the defined benefit pension obligation on an annual basis.
Auditing the pension obligation was complex due to the judgmental nature of certain actuarial assumptions used in the measurement process, including the discount rate, mortality rates, retirement rates and compensation levels. The projected benefit obligation was sensitive to these assumptions.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership’s review of the defined benefit pension obligation calculations, the significant actuarial assumptions and the data inputs provided to the third-party actuary.

To test the defined benefit pension obligation, our audit procedures included, among others, gaining an understanding of the methodology used, evaluating the significant actuarial assumptions discussed above and the underlying data used in the measurement process. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the defined benefit pension obligation from the prior year resulting from the change in service cost, interest cost, actuarial gains and losses, benefit payments, contributions and other activities. We involved our actuarial specialists to assist with our procedures. Those procedures included, among others, evaluating management’s determination of the discount rate, which reflects the maturity and duration of the benefit payments and is used to measure the defined benefit pension obligation. We compared the projected cash flows used in the current year measurement of the pension obligation to those in the prior year and compared the current year benefits paid to the prior year projected payments. To evaluate the mortality rates, retirement rates, and compensation levels, we assessed whether the information is consistent with publicly available information and/or entity-specific support, and we evaluated any market data adjusted for entity-specific data. We also tested the completeness and accuracy of the underlying data, including the participant data used in the actuarial calculations.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 1999.

Tulsa, Oklahoma

February 21, 2023

Report of Independent Registered Public Accounting Firm

To the Common Unitholders of Magellan Midstream Partners, L.P. and the Board of Directors of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.

Opinion on Internal Control Over Financial Reporting

We have audited Magellan Midstream Partners, L.P.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Magellan Midstream Partners, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tulsa, Oklahoma

February 21, 2023

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per unit amounts)

	Year Ended December 31,
	2020	2021	2022
Transportation and terminals revenue	$1,743.3	$1,798.9	$1,875.8
Product sales revenue	557.5	913.0	1,302.4
Affiliate management fee revenue	21.2	21.2	22.2
Total revenue	2,322.0	2,733.1	3,200.4
Costs and expenses:
Operating	587.8	569.7	592.1
Cost of product sales	468.2	780.0	1,119.4
Depreciation, amortization and impairment	243.1	227.9	292.8
General and administrative	171.2	206.3	240.7
Total costs and expenses	1,470.3	1,783.9	2,245.0
Other operating income (expense)	0.1	2.8	5.3
Earnings of non-controlled entities	153.3	154.4	147.4
Operating profit	1,005.1	1,106.4	1,108.1
Interest expense	234.1	228.1	229.8
Interest capitalized	(11.3)	(1.7)	(1.8)
Interest income	(1.0)	(0.5)	(1.2)
Gain on disposition of assets	(12.9)	(75.0)	(0.9)
Other (income) expense	5.2	20.9	20.3
Income from continuing operations before provision for income taxes	791.0	934.6	861.9
Provision for income taxes	2.9	2.3	2.7
Income from continuing operations	788.1	932.3	859.2
Income from discontinued operations (including gain on disposition of assets of $164.0 million in 2022)	28.9	49.7	177.2
Net income	$817.0	$982.0	$1,036.4

Earnings per common unit
Basic:
Continuing operations	$3.49	$4.24	$4.10
Discontinued operations	0.13	0.23	0.85
Net income per common unit	$3.62	$4.47	$4.95
Weighted average number of common units outstanding	225.5	219.6	209.4

Diluted:
Continuing operations	$3.49	$4.24	$4.10
Discontinued operations	0.13	0.23	0.85
Net income per common unit	$3.62	$4.47	$4.95
Weighted average number of common units outstanding	225.5	219.8	209.6

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2020	2021	2022
Net income	$817.0	$982.0	$1,036.4
Other comprehensive income (loss):
Derivative activity:
Net loss on cash flow hedges	(9.5)	—	—
Reclassification of net loss on cash flow hedges to income	3.5	3.5	3.5
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain (loss)	(23.5)	16.3	43.7
Curtailment gain	1.7	—	—
Recognition of prior service credit amortization in income	(0.2)	(0.2)	(0.2)
Recognition of actuarial loss amortization in income	5.9	6.0	4.6
Recognition of settlement cost in income	1.0	2.6	9.5
Total other comprehensive income (loss)	(21.1)	28.2	61.1
Comprehensive income	$795.9	$1,010.2	$1,097.5

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2021	2022
ASSETS
Current assets:
Cash and cash equivalents	$2.0	$2.0
Trade accounts receivable	135.2	219.9
Other accounts receivable	34.6	44.4
Inventories	281.1	356.2
Commodity derivatives contracts, net	1.4	6.5
Commodity derivatives deposits	46.3	14.8
Assets held for sale	299.5	9.9
Other current assets	43.1	56.8
Total current assets	843.2	710.5
Property, plant and equipment	8,045.9	8,163.9
Less: accumulated depreciation	2,141.2	2,333.6
Net property, plant and equipment	5,904.7	5,830.3
Investments in non-controlled entities	980.8	894.0
Right-of-use asset, operating leases	174.2	149.4
Long-term receivables	10.1	8.3
Goodwill	50.1	50.4
Other intangibles (less accumulated amortization of $11.9 and $14.7 at December 31, 2021 and 2022, respectively)	43.2	41.0
Restricted cash	7.0	4.9
Other noncurrent assets	16.7	18.9
Total assets	$8,030.0	$7,707.7

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$109.5	$108.2
Accrued payroll and benefits	74.9	76.8
Accrued interest payable	59.0	59.0
Accrued taxes other than income	76.5	86.0
Deferred revenue	92.5	103.9
Accrued product liabilities	153.5	209.3
Commodity derivatives contracts, net	18.6	15.4
Current portion of operating lease liability	25.8	31.0
Liabilities held for sale	15.8	—
Other current liabilities	53.5	35.9
Total current liabilities	679.6	725.5
Long-term debt, net	5,088.8	5,015.0
Long-term operating lease liability	147.3	116.9
Long-term pension and benefits	145.0	87.4
Other noncurrent liabilities	69.5	78.0
Commitments and contingencies
Partners’ capital:
Common unitholders (212.4 units and 203.0 units outstanding at December 31, 2021 and 2022, respectively)	2,054.8	1,778.8
Accumulated other comprehensive loss	(155.0)	(93.9)
Total partners’ capital	1,899.8	1,684.9
Total liabilities and partners’ capital	$8,030.0	$7,707.7

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2020	2021	2022
Operating Activities:
Net income	$817.0	$982.0	$1,036.4
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(28.9)	(49.7)	(177.2)
Depreciation, amortization and impairment expense	243.1	227.9	292.8
Gain on disposition of assets	(12.9)	(75.0)	(0.9)
Earnings of non-controlled entities	(153.3)	(154.4)	(147.4)
Distributions from operations of non-controlled entities	207.6	193.3	174.7
Equity-based incentive compensation expense	12.0	21.8	38.5
Settlement cost, amortization of prior service credit and actuarial loss	6.7	8.4	13.9
Debt extinguishment costs	12.9	—	—
Changes in operating assets and liabilities (Note 9)	(37.1)	(9.7)	(113.0)
Net cash provided by operating activities of continuing operations	1,067.1	1,144.6	1,117.8
Net cash provided by operating activities of discontinued operations	40.4	51.6	23.5
Net cash provided by operating activities	1,107.5	1,196.2	1,141.3
Investing Activities:
Additions to property, plant and equipment, net(1)	(424.1)	(148.6)	(175.3)
Proceeds from disposition of assets	334.8	275.1	0.4
Investments in non-controlled entities	(95.1)	(5.6)	(0.9)
Distributions from returns of investments in non-controlled entities	0.5	—	2.5
Net cash provided (used) by investing activities of continuing operations	(183.9)	120.9	(173.3)
Net cash provided (used) by investing activities of discontinued operations	(15.5)	(2.8)	447.7
Net cash provided (used) by investing activities	(199.4)	118.1	274.4
Financing Activities:
Distributions paid	(927.1)	(906.4)	(870.0)
Repurchases of common units, net(2)	(276.9)	(523.1)	(462.9)
Net commercial paper borrowings (repayments)	—	108.0	(76.0)
Borrowings under long-term notes	828.4	—	—
Payments on notes	(550.0)	—	—
Debt placement costs	(7.6)	—	—
Debt extinguishment costs	(12.9)	—	—
Net payment on financial derivatives	(9.5)	—	—
Payments associated with settlement of equity-based incentive compensation	(14.7)	(6.2)	(8.9)
Net cash used by financing activities	(970.3)	(1,327.7)	(1,417.8)
Change in cash, cash equivalents and restricted cash	(62.2)	(13.4)	(2.1)
Cash, cash equivalents and restricted cash at beginning of period	84.6	22.4	9.0
Cash, cash equivalents and restricted cash at end of period	$22.4	$9.0	$6.9
Supplemental non-cash investing and financing activities:
(1) Additions to property, plant and equipment	$(344.4)	$(140.8)	$(168.0)
Changes in current liabilities related to capital expenditures	(79.7)	(7.8)	(7.3)
Additions to property, plant and equipment, net	$(424.1)	$(148.6)	$(175.3)

(2) Repurchases of common units	$(276.9)	$(523.1)	$(472.3)
Changes in accounts payable related to repurchases of common units	—	—	9.4
Repurchases of common units, net	$(276.9)	$(523.1)	$(462.9)
See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(In millions)

	Common Unitholders	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance, January 1, 2020	$2,877.1	$(162.1)	$2,715.0
Comprehensive income:
Net income	817.0	—	817.0
Total other comprehensive loss	—	(21.1)	(21.1)
Total comprehensive income (loss)	817.0	(21.1)	795.9
Distributions	(927.1)	—	(927.1)
Repurchase of common units	(276.9)	—	(276.9)
Equity-based incentive compensation expense	12.0	—	12.0
Issuance of common units in settlement of equity-based incentive plan awards	0.6	—	0.6
Payments associated with settlement of equity-based incentive compensation	(14.7)	—	(14.7)
Other	(1.0)	—	(1.0)
Balance, December 31, 2020	2,487.0	(183.2)	2,303.8
Comprehensive income:
Net income	982.0	—	982.0
Total other comprehensive loss	—	28.2	28.2
Total comprehensive income	982.0	28.2	1,010.2
Distributions	(906.4)	—	(906.4)
Repurchase of common units	(523.1)	—	(523.1)
Equity-based incentive compensation expense	21.8	—	21.8
Issuance of common units in settlement of equity-based incentive plan awards	0.5	—	0.5
Payments associated with settlement of equity-based incentive compensation	(6.2)	—	(6.2)
Other	(0.8)	—	(0.8)
Balance, December 31, 2021	2,054.8	(155.0)	1,899.8
Comprehensive income:
Net income	1,036.4	—	1,036.4
Total other comprehensive income	—	61.1	61.1
Total comprehensive income	1,036.4	61.1	1,097.5
Distributions	(870.0)	—	(870.0)
Repurchase of common units	(472.3)	—	(472.3)
Equity-based incentive compensation expense	38.5	—	38.5
Issuance of common units in settlement of equity-based incentive plan awards	1.1	—	1.1
Payments associated with settlement of equity-based incentive compensation	(8.9)	—	(8.9)
Other	(0.8)	—	(0.8)
Balance, December 31, 2022	$1,778.8	$(93.9)	$1,684.9

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

Description of Business

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of December 31, 2022, our asset portfolio consisted of:

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
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

On June 8, 2022, we completed the sale of the independent terminals network comprised of 26 refined petroleum products terminals in the southeastern U.S. to Buckeye Partners, L.P. (“Buckeye”) for $446.2 million, including final working capital adjustments. The related results of operations, financial position and cash flows have been classified as discontinued operations for all periods presented (see Note 3 – Discontinued Operations for additional details). Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to continuing operations.

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

Cash and Cash Equivalents. Cash and cash equivalents include demand and time deposits and funds that own highly marketable securities with original maturities of three months or less when acquired. We periodically assess the financial condition of the institutions where we hold these funds, and at December 31, 2021 and 2022, we believed our credit risk relative to these funds was minimal.

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
Product Overages and Shortages. Each period end we measure the volume of each type of product in our pipeline systems and terminals, which is compared to the volumes of our customers’ inventories (as adjusted for tender deductions). To the extent the product volumes in our pipeline systems and terminals exceed the volumes of our customers’ book inventories, we recognize a gain from the product overage and increase our product inventories. To the extent the product in our pipeline systems and terminals is less than our customers’ book inventories, we recognize a loss from the product shortage and we record a liability for product owed to our customers. The product overages we recognize are recorded based on market prices, and the resulting inventory is carried at weighted average cost. The product shortages we recognize are recorded based on our weighted average cost. Additionally,

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
when product shortages result in a net short inventory position, the related liability is recorded based on period-end market prices. Product overages and shortages as well as adjustments to the value of net short inventory positions are recorded as operating expenses in our consolidated statements of income.

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

Net Income Per Unit. We calculate basic net income per common unit for each period by dividing net income by the weighted average number of common units outstanding. The difference between our actual common units outstanding and our weighted average number of common units outstanding used to calculate net income per common unit is due to the impact of: (i) the phantom units issued to our independent directors, (ii) unit awards granted to retirees or employees of retirement age and (iii) the weighted average effect of units actually issued or repurchased during a period. The difference between the weighted average number of common units outstanding used for basic and diluted net income per unit calculations in our consolidated statements of income is primarily the dilutive effect of phantom unit awards granted pursuant to our long-term incentive plan, which have not yet vested in periods where contingent performance metrics have been met.

Index of Additional Significant Accounting Policies

Revenue from Contracts with Customers	Note 5 – Revenue
Property, Plant and Equipment	Note 6 – Property, Plant and Equipment, Goodwill and Other Intangibles
Goodwill and Other Intangible Assets	Note 6 – Property, Plant and Equipment, Goodwill and Other Intangibles
Investments in Non-Controlled Entities	Note 7 – Investments in Non-Controlled Entities
Inventories	Note 8 – Inventories
Leases	Note 11 – Leases
Pension and Postretirement Medical and Life Benefit Obligations	Note 12 – Employee Benefit Plans
Equity-Based Incentive Compensation	Note 13 – Long-Term Incentive Plan
Derivative Financial Instruments	Note 14 – Derivative Financial Instruments
Contingencies and Environmental	Note 16 – Commitments and Contingencies

New Accounting Pronouncements

We evaluate new Accounting Standards Codifications (“ASC”) and updates issued by the Financial Accounting Standards Board on an ongoing basis. There are no new accounting pronouncements that we anticipate will have a material impact on our financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
3.    Discontinued Operations

Summarized Results of Discontinued Operations

The following table provides the summarized results that have been presented as discontinued operations in the consolidated statements of income for the years ended December 31, 2020, 2021 and 2022 (in millions):

	Year Ended December 31,
	2020	2021	2022
Transportation and terminals revenue	$51.4	$53.3	$21.1
Product sales revenue	54.2	83.7	30.0
Total revenue	105.6	137.0	51.1
Costs and expenses:
Operating	13.4	11.2	8.0
Cost of product sales	45.5	66.5	28.8
Depreciation, amortization and impairment	15.6	7.1	—
General and administrative	2.2	2.5	1.1
Total costs and expenses	76.7	87.3	37.9
Gain on disposition of assets	—	—	(164.0)
Income from discontinued operations	$28.9	$49.7	$177.2
Summarized Assets and Liabilities of Discontinued Operations

The following table provides the summarized assets and liabilities classified as held for sale in the consolidated balance sheets as of December 31, 2021 (in millions). Subsequent to the sale of the independent terminals network on June 8, 2022, no assets or liabilities were classified as held for sale in relation to discontinued operations.

December 31, 2021
Assets:
Trade accounts receivable	$6.3
Inventories	17.0
Net property, plant and equipment	272.0
Goodwill	2.7
Other assets	1.5
Total assets classified as held for sale	$299.5

Liabilities:
Accounts payable	$3.7
Accrued product liabilities	8.4
Other liabilities	3.7
Total liabilities classified as held for sale	$15.8

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Year Ended December 31, 2022
	(in millions)
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$1,408.2	$473.7	$(6.1)	$1,875.8
Product sales revenue	1,173.1	129.3	—	1,302.4
Affiliate management fee revenue	6.6	15.6	—	22.2
Total revenue	2,587.9	618.6	(6.1)	3,200.4
Operating expense	431.5	173.6	(13.0)	592.1
Cost of product sales	1,020.2	99.2	—	1,119.4
Other operating (income) expense	(7.9)	2.6	—	(5.3)
Earnings of non-controlled entities	(23.7)	(123.7)	—	(147.4)
Operating margin	1,167.8	466.9	6.9	1,641.6
Depreciation, amortization and impairment expense	159.2	126.7	6.9	292.8
G&A expense	172.6	68.1	—	240.7
Operating profit	$836.0	$272.1	$—	$1,108.1

Additions to long-lived assets	$115.8	$32.0		$147.8

	As of December 31, 2022
	(in millions)
Segment assets	$4,880.3	$2,745.7		$7,626.0
Corporate assets				81.7
Total assets				$7,707.7
Goodwill	$38.3	$12.1		$50.4
Investments in non-controlled entities	$225.1	$668.9		$894.0

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
committed volumes, we recognize revenue in proportion to the pattern of exercised rights for the respective commitment period.

Our interstate common carrier pipeline operations are subject to rate regulation by the Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act, the Energy Policy Act of 1992 and related rules and orders. FERC regulation requires that interstate pipeline rates be filed with the FERC, be posted publicly, be “just and reasonable” and not be unduly discriminatory. The rates on approximately 30% of the shipments on our refined products pipeline system are regulated by the FERC primarily through an index methodology. As an alternative to cost-of-service or index-based rates, interstate liquids pipeline companies may establish rates by obtaining authority to charge market-based rates in competitive markets or by negotiation with unaffiliated shippers. Approximately 70% of our refined products pipeline system’s markets are either subject to regulations by the states in which we operate or are approved for market-based rates by the FERC, and in most cases these rates can generally be adjusted at our discretion based on market factors. Most of the tariffs on our crude oil pipelines are established by negotiated rates that generally provide for annual adjustments in line with changes in the FERC index, subject to certain modifications.

For both our index-based rates and our market-based rates, our published tariffs serve as contracts, and shippers nominate the volume to be shipped up to a month in advance. These tariffs include provisions which allow us to deduct from our customer’s inventory a small percentage of the products our customers transport on our pipeline systems. We refer to this non-monetary consideration as tender deduction revenue. We receive tender deductions from our customers as consideration for product losses during the transportation of petroleum products within our pipeline systems. Tender deduction revenue is generally recognized as transportation revenue when the customers’ transported products reach their destination and is recorded at the fair value of the product received on the date received or the contract date, as applicable.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
Statements of Income Disclosures

The following tables provide details of our revenue disaggregated by key activities that comprise our performance obligations by operating segment (in millions):

	Year Ended December 31, 2020
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$742.9	$305.4	$—	$1,048.3
Terminalling	109.6	21.5	—	131.1
Storage	199.3	129.0	(6.6)	321.7
Ancillary services	114.9	26.9	—	141.8
Lease revenue	23.7	76.7	—	100.4
Transportation and terminals revenue	1,190.4	559.5	(6.6)	1,743.3
Product sales revenue	524.4	33.1	—	557.5
Affiliate management fee revenue	6.3	14.9	—	21.2
Total revenue	1,721.1	607.5	(6.6)	2,322.0
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue	(23.7)	(76.7)	—	(100.4)
(Gains) losses from futures contracts included in product sales revenue	(56.8)	3.6	—	(53.2)
Affiliate management fee revenue	(6.3)	(14.9)	—	(21.2)
Total revenue from contracts with customers under ASC 606	$1,634.3	$519.5	$(6.6)	$2,147.2

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Year Ended December 31, 2021
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$915.7	$228.8	$—	$1,144.5
Terminalling	100.1	17.0	—	117.1
Storage	177.1	114.8	(5.8)	286.1
Ancillary services	125.2	29.9	—	155.1
Lease revenue	20.4	75.7	—	96.1
Transportation and terminals revenue	1,338.5	466.2	(5.8)	1,798.9
Product sales revenue	763.9	149.1	—	913.0
Affiliate management fee revenue	6.4	14.8	—	21.2
Total revenue	2,108.8	630.1	(5.8)	2,733.1
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue	(20.4)	(75.7)	—	(96.1)
(Gains) losses from futures contracts included in product sales revenue	(127.2)	(16.0)	—	(143.2)
Affiliate management fee revenue	(6.4)	(14.8)	—	(21.2)
Total revenue from contracts with customers under ASC 606	$1,954.8	$523.6	$(5.8)	$2,472.6

	Year Ended December 31, 2022
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$1,000.2	$226.8	$—	$1,227.0
Terminalling	111.2	49.6	—	160.8
Storage	151.1	101.8	(6.1)	246.8
Ancillary services	115.6	18.3	—	133.9
Lease revenue	30.1	77.2	—	107.3
Transportation and terminals revenue	1,408.2	473.7	(6.1)	1,875.8
Product sales revenue	1,173.1	129.3	—	1,302.4
Affiliate management fee revenue	6.6	15.6	—	22.2
Total revenue	2,587.9	618.6	(6.1)	3,200.4
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue	(30.1)	(77.2)	—	(107.3)
(Gains) losses from futures contracts included in product sales revenue	(148.4)	(6.8)	—	(155.2)
Affiliate management fee revenue	(6.6)	(15.6)	—	(22.2)
Total revenue from contracts with customers under ASC 606	$2,402.8	$519.0	$(6.1)	$2,915.7

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
Balance Sheet Disclosures

We invoice customers on our refined products pipelines for transportation services when their product enters our system. At each period end, we record all invoiced amounts associated with products that have not yet been delivered (in-transit products) as a contract liability. We also record contract liabilities for payments received in conjunction with take-or-pay contracts, storage contracts and other service offerings in which the service to our customers remains unfulfilled. These liabilities are presented as deferred revenue and other noncurrent liabilities in our consolidated balance sheets. We recognize contract assets for costs incurred to obtain new customer contracts. Additionally, at each period end, we defer a portion of the costs incurred associated with our customers’ in-transit products based on per-barrel direct delivery costs and the average delivery point for all barrels in our system. These contract assets are presented in our consolidated balance sheets as other current and noncurrent assets. Contract assets and contract liabilities are determined using judgments and assumptions that management considers reasonable.

The following table summarizes our accounts receivable, contract assets and contract liabilities resulting from contracts with customers (in millions):

	December 31, 2021	December 31, 2022
Accounts receivable from contracts with customers	$134.8	$217.0
Contract assets	$12.5	$10.1
Contract liabilities	$100.1	$112.7

For the year ended December 31, 2022, we recognized $72.9 million of transportation and terminals revenue that was recorded in deferred revenue as of December 31, 2021.

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

The following table provides the aggregate amount of the transaction price allocated to our UPOs as of December 31, 2022 by operating segment, including the range of years remaining on our contracts with customers and an estimate of revenues expected to be recognized over the next 12 months (dollars in millions):

	Refined Products	Crude Oil	Total
Amounts as of December 31, 2022	$2,089.5	$915.3	$3,004.8
Remaining terms	1 - 16 years	1 - 9 years
Estimated revenues from UPOs to be recognized in the next 12 months	$356.3	$237.7	$594.0

In computing the value of these future revenues, we have used the current rates in effect as of December 31, 2022 and have not included any estimates for future rate changes due to changes in the FERC index or other contractually negotiated rate escalations. Our UPO balances include the full amount of our customer commitments

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
as of December 31, 2022 through the expiration of the related contracts. The UPO balances disclosed exclude all performance obligations for which the original expected term is one year or less, the consideration is variable or the future use of our services is fully at the discretion of our customers.

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

When we sell or retire property, plant and equipment, we remove its carrying value and the related accumulated depreciation from our accounts and record any associated gains or losses in our consolidated statements of income in the period of sale or disposition.

We capitalize expenditures to replace existing assets and retire the replaced assets. We capitalize expenditures when they extend the useful life, increase the productivity or capacity, or improve the safety or efficiency of the asset. We capitalize direct project costs such as labor and materials as incurred. Indirect project costs, such as overhead, are capitalized based on a percentage of direct labor charged to the respective capital project. We charge expenditures for routine maintenance, repairs and minor replacements to operating expense in the period incurred.

During construction, we capitalize interest on construction projects undergoing preparation for use and when total budgeted project costs exceed $0.5 million. The interest we capitalize is based on the weighted average interest rate of our debt. The weighted average rates used to capitalize interest on borrowed funds were 4.4%, 4.4% and 4.3% for the years ended December 31, 2020, 2021 and 2022, respectively.

Property, plant and equipment consisted of the following (in millions):

			Estimated Depreciable Lives
	December 31,
	2021	2022
Construction work-in-progress	$89.5	$93.9
Land	111.5	121.9
Buildings	121.8	124.2	10 to 53 years
Storage tanks	1,986.7	1,985.4	10 to 49 years
Pipeline and station equipment	3,386.0	3,430.7	10 to 59 years
Processing equipment	1,826.4	1,875.7	3 to 56 years
Rights-of-way and other	524.0	532.1	3 to 53 years
Property, plant and equipment, gross	$8,045.9	$8,163.9

Other includes total interest capitalized on assets placed in service as of December 31, 2021 and 2022 of $98.7 million and $100.1 million, respectively. Depreciation expense for the years ended December 31, 2020, 2021 and 2022 was $240.5 million, $225.2 million and $218.7 million, respectively.

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

In accordance with ASC, 360 Property, Plant and Equipment, we ceased recording depreciation and amortization for all assets upon their designation as assets held for sale.

Goodwill

We record the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in a business acquisition (or combination) as goodwill. The goodwill relating to each of our reporting units is tested for impairment annually as well as when an event or change in circumstances indicates an impairment may have occurred.

For purposes of performing the impairment test for goodwill, our reporting units are our refined products and crude oil segments. In 2021, we elected to bypass the qualitative assessment of our annual goodwill impairment test and perform the quantitative assessment. Based on this assessment, we concluded goodwill was not impaired as calculated fair value of each of our reporting units was greater than the carrying amount. In 2020 and 2022, we elected to complete the qualitative goodwill impairment test and concluded it was more likely than not that the fair value of each of our reporting units was greater than its carrying amount.

Other Intangibles

Other intangible assets with finite lives are amortized over their estimated useful lives of 7 years up to 30 years. The weighted average asset life of our other intangible assets at December 31, 2022 was approximately 15 years. We adjust the useful lives of our other intangible assets if events or circumstances indicate there has been a change in the remaining useful lives. We eliminate from our balance sheets the gross carrying amount and the related accumulated amortization for any fully amortized intangibles in the year they are fully amortized. During the years ended December 31, 2020, 2021 and 2022, amortization of other intangible assets was $2.7 million, $2.7 million and $2.8 million, respectively.

7.     Investments in Non-Controlled Entities

We account for interests in affiliates that we do not control using the equity method of accounting. Under this method, investments are recorded at our acquisition cost or capital contributions, as adjusted by contractual terms or the impacts of impairments, plus capitalized interest, plus equity in earnings or losses since acquisition or formation, less distributions received, less amortization of interest capitalized, and adjustments for the accretion and amortization of basis differences. We evaluate equity method investments for impairment whenever events or circumstances indicate that there is an other-than-temporary loss in value of the investment. In the event that we determine that the loss in value of an investment is other-than-temporary, we record a charge to earnings to adjust the carrying value to fair value. We recognized no impairments of our non-controlled entities during 2020 and 2021. In 2022, we recognized an impairment of $58.4 million related to our Double Eagle investment, which was reported as depreciation, amortization and impairment in our consolidated statements of income.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
Our investments in non-controlled entities at December 31, 2022 were comprised of:

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

In April 2021, we sold nearly half of our membership interest in MVP. As a result of the sale, we received proceeds of $272.1 million and recorded a gain of $70.4 million in our consolidated statements of income.

We serve as operator of BridgeTex, HoustonLink, MVP, Powder Springs, Saddlehorn, Texas Frontera and the pipeline activities of Seabrook. We receive fees for management services as well as reimbursement or payment to us for certain direct operational payroll and other overhead costs. The management fees we receive are reported as affiliate management fee revenue in our consolidated statements of income. Cost reimbursements we receive from these entities in connection with our operating services are included as reductions to costs and expenses in our consolidated statements of income and totaled $3.6 million, $2.5 million and $8.3 million, respectively, for the years ended December 31, 2020, 2021 and 2022.

We recorded the following revenue and expense transactions from certain of these non-controlled entities in our consolidated statements of income (in millions):

	Year Ended December 31,
	2020	2021	2022
Transportation and terminals revenue:
BridgeTex, pipeline capacity and storage	$42.3	$43.7	$48.5
Double Eagle, throughput revenue	$4.9	$3.0	$2.5
Saddlehorn, storage revenue	$2.5	$2.3	$2.4
Operating expense:
Seabrook, storage lease and ancillary services	$29.1	$19.7	$17.5
Other operating income:
Seabrook, gain on sale of air emission credits	$1.4	$0.4	$—

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
Our consolidated balance sheets reflected the following balances related to our transactions with non-controlled entities (in millions):

	December 31, 2021
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable
BridgeTex	$1.2	$—	$0.3
Double Eagle	$0.2	$—	$—
HoustonLink	$—	$—	$0.2
MVP	$—	$0.6	$2.2
Saddlehorn	$—	$0.2	$—
Seabrook	$—	$0.1	$3.2

	December 31, 2022
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable
BridgeTex	$4.8	$—	$3.1
Double Eagle	$0.2	$—	$—
HoustonLink	$—	$—	$0.3
MVP	$—	$0.6	$—
Saddlehorn	$—	$0.2	$—
Seabrook	$0.3	$—	$0.9

We entered into a long-term terminalling and storage contract with Seabrook for exclusive use of dedicated tankage that provides our customers with crude oil storage capacity and dock access for crude oil imports and exports on the Texas Gulf Coast (see Note 11 – Leases for more details regarding this lease).

We also made purchases of transmix from MVP totaling $7.6 million and $6.5 million in 2021 and 2022, respectively.

The financial results from MVP, Powder Springs and Texas Frontera are included in our refined products segment and the financial results from BridgeTex, Double Eagle, HoustonLink, Saddlehorn and Seabrook are included in our crude oil segment, each as earnings of non-controlled entities.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
A summary of our investments in non-controlled entities (representing only our proportionate interests) follows (in millions):

Investments at December 31, 2021	$980.8
Additional investment	0.9
Impairment losses	(58.4)
Other adjustments	0.5
Earnings of non-controlled entities:
Proportionate share of earnings	149.1
Amortization of basis differences and capitalized interest	(1.7)
Earnings of non-controlled entities	147.4
Less:
Distributions from operations of non-controlled entities	174.7
Distributions from returns of investments in non-controlled entities	2.5
Investments at December 31, 2022	$894.0

Summarized financial information of our non-controlled entities (representing 100% of the interests in these entities) follows (in millions):

	December 31,
	2021	2022
Current assets	$227.0	$206.4
Noncurrent assets	2,795.7	2,727.0
Total assets	$3,022.7	$2,933.4
Current liabilities	$178.6	$187.7
Noncurrent liabilities	59.5	47.9
Total liabilities	$238.1	$235.6
Equity	$2,784.6	$2,697.8

	Year Ended December 31,
	2020	2021	2022
Revenue	$752.7	$733.1	$760.7
Net income	$471.4	$463.4	$463.6

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
8.    Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of the following (in millions):

	December 31,
	2021	2022
Refined products	$138.0	$150.2
Transmix	72.4	91.1
Liquefied petroleum gases	42.0	66.7
Crude oil	25.4	42.5
Additives	3.3	5.7
Total inventories	$281.1	$356.2

9.    Consolidated Statements of Cash Flows

Changes in the components of operating assets and liabilities are as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
Trade accounts receivable and other accounts receivable	$(0.9)	$(29.1)	$(94.5)
Inventories	14.0	(122.9)	(75.1)
Accounts payable	4.5	16.0	(6.5)
Accrued payroll and benefits	(22.3)	22.8	1.9
Accrued product liabilities	(8.5)	78.3	55.8
Other	(23.9)	25.2	5.4
Total	$(37.1)	$(9.7)	$(113.0)

Other excludes certain non-cash items that were reflected in the consolidated balance sheets but were not reflected in the statements of cash flows.

At December 31, 2020, the long-term pension and benefits liability increased by $21.5 million resulting in a corresponding increase in accumulated other comprehensive loss (“AOCL”). At December 31, 2021 and 2022, the long-term pension and benefits liability decreased by $16.3 million and $43.7 million, respectively, resulting in a corresponding decrease in AOCL.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
10.    Debt

Long-term debt at December 31, 2021 and 2022 was as follows (in millions):

	December 31,
	2021	2022
Commercial paper	$108.0	$32.0
3.20% Notes due 2025	250.0	250.0
5.00% Notes due 2026	650.0	650.0
3.25% Notes due 2030	500.0	500.0
6.40% Notes due 2037	250.0	250.0
4.20% Notes due 2042	250.0	250.0
5.15% Notes due 2043	550.0	550.0
4.20% Notes due 2045	250.0	250.0
4.25% Notes due 2046	500.0	500.0
4.20% Notes due 2047	500.0	500.0
4.85% Notes due 2049	500.0	500.0
3.95% Notes due 2050	800.0	800.0
Face value of long-term debt	5,108.0	5,032.0
Unamortized debt issuance costs(1)	(37.8)	(35.3)
Net unamortized debt premium(1)	18.6	18.3
Long-term debt, net	$5,088.8	$5,015.0

(1)    Debt issuance costs and note discounts and premiums are being amortized or accreted to the applicable notes over the respective lives of those notes.

All of the instruments detailed in the table above are senior indebtedness.

At December 31, 2022, maturities of our senior notes were as follows: $0 in 2023 and 2024; $250 million in 2025; $650 million in 2026; $0 in 2027; and $4.1 billion thereafter.

Other Debt

Revolving Credit Facility. At December 31, 2022, the total borrowing capacity under our revolving credit facility was $1.0 billion, of which $88.1 million matures in May 2024 and the remaining $911.9 million matures in November 2027. Any borrowings outstanding under this facility are classified as long-term debt in our consolidated balance sheets. Borrowings under the facility are unsecured and bear interest at Term SOFR and a credit spread adjustment of 0.10% plus a spread ranging from 0.875% to 1.500% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate between 0.075% and 0.200% depending on our credit ratings. The unused commitment fee was 0.125% at December 31, 2022. Borrowings under this facility may be used for general purposes, including capital expenditures. As of December 31, 2021 and 2022, there were no borrowings outstanding under this facility and $3.5 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt in our consolidated balance sheets, but decrease our borrowing capacity under this facility.

Our revolving credit facility requires us to maintain a specified ratio of consolidated debt to EBITDA (as defined in the credit agreement) of no greater than 5.0 to 1.0. In addition, the revolving credit facility and the indentures under which our senior notes were issued contain covenants that limit our ability to, among other things,

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
incur indebtedness secured by certain liens or encumber our assets, engage in certain sale-leaseback transactions and consolidate, merge or dispose of all or substantially all of our assets. We were in compliance with these covenants as of and during the year ended December 31, 2022.

Commercial Paper Program. We have a commercial paper program under which we may issue commercial paper notes in an amount up to the available capacity under our $1.0 billion revolving credit facility. The maturities of the commercial paper notes vary, but may not exceed 397 days from the date of issuance. Because the commercial paper we can issue is limited to amounts available under our revolving credit facility, amounts outstanding under the program are classified as long-term debt. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. The weighted average interest rate for commercial paper borrowings based on the number of days outstanding was 0.2% and 1.2% for the years ended December 31, 2021 and 2022, respectively. There was $32.0 million outstanding under this program at December 31, 2022.

During the years ending December 31, 2020, 2021 and 2022, total cash payments for interest on all indebtedness, excluding the impact of related interest rate swap agreements, were $234.5 million, $221.6 million and $223.7 million, respectively.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses in our consolidated statements of income. Variable and short-term rental payments are recognized as costs and expenses as they are incurred. Variable payments consist of amounts that exceed the contractual minimum rental payment (for example, payment increases tied to a change in a market index). Future minimum rental payments under operating leases with initial terms greater than one year as of December 31, 2022 are as follows (in millions):

	Third Party Leases	Seabrook Lease	All Leases
2023	$21.6	$9.9	$31.5
2024	21.9	9.7	31.6
2025	22.0	6.6	28.6
2026	12.6	6.6	19.2
2027	9.4	6.6	16.0
Thereafter	24.7	11.0	35.7
Total future minimum rental payments	112.2	50.4	162.6
Present value discount	8.8	5.9	14.7
Total operating lease liability	$103.4	$44.5	$147.9
The following tables provide a summary of the effect on our consolidated statements of income for the years ended December 31, 2020, 2021 and 2022 (in millions):

	Year Ended December 31, 2020
	Third Party Leases	Seabrook Lease	All Leases
Fixed lease expense	$19.2	$14.3	$33.5
Short-term lease expense	1.3	—	1.3
Variable lease expense	4.1	14.8	18.9
Total lease expense	$24.6	$29.1	$53.7

	Year Ended December 31, 2021
	Third Party Leases	Seabrook Lease	All Leases
Fixed lease expense	$21.0	$12.7	$33.7
Short-term lease expense	1.7	—	1.7
Variable lease expense	3.4	6.8	10.2
Total lease expense	$26.1	$19.5	$45.6

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Year Ended December 31, 2022
	Third Party Leases	Seabrook Lease	All Leases
Fixed lease expense	$20.9	$9.9	$30.8
Short-term lease expense	2.0	—	2.0
Variable lease expense	1.9	7.6	9.5
Total lease expense	$24.8	$17.5	$42.3

The following table provides a summary of the effect on our consolidated balance sheets as of December 31, 2021 and 2022 (dollars in millions):

	As of and for the Year Ended
	December 31, 2021			December 31, 2022
	Third Party Leases	Seabrook Lease	All Leases	Third Party Leases	Seabrook Lease	All Leases
Current lease liability	$17.8	$8.0	$25.8	$21.2	$9.8	$31.0
Long-term lease liability	$102.8	$44.5	$147.3	$82.1	$34.8	$116.9
Right-of-use asset	$121.7	$52.5	$174.2	$104.9	$44.5	$149.4

Operating cash flows for operating leases	$26.2	$19.5	$45.7	$25.2	$17.5	$42.7
Weighted average remaining lease term (years)	7	7	7	6	6	6
Weighted average discount rate	3.0%	4.1%	3.4%	3.0%	4.2%	3.4%

Operating Leases – Lessor

We recognize fixed rental income on a straight-line basis over the life of the lease as revenue in our consolidated statements of income. Variable rental payments are recognized as revenue in the period in which the circumstances on which the variable lease payments are based occur.

Future minimum payments receivable under operating leases with initial terms greater than one year as of December 31, 2022 are estimated as follows (in millions):

2023	$35.3
2024	35.3
2025	23.9
2026	23.9
2027	23.0
Thereafter	54.4
Total	$195.8

We recognized variable lease revenue of $61.4 million, $61.0 million and $66.2 million, respectively, for the years ended December 31, 2020, 2021 and 2022, primarily related to our condensate splitter.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
At December 31, 2022, property, plant and equipment utilized by our customers in operating lease arrangements consisted of: $211.4 million of processing equipment; $64.6 million of storage tanks; $46.6 million of pipeline and station equipment; and $27.6 million of other assets. The processing equipment primarily relates to our condensate splitter.

Sales-Type Lease – Lessor

We entered into a long-term throughput and deficiency agreement with a customer on a pipeline and related assets that we constructed in Texas and New Mexico, which contains minimum volume commitments. Our customer has the option to purchase this pipeline and related assets at the end of the lease term for a nominal amount. This agreement is accounted for as a sales-type lease under ASC 842. The net investment under this arrangement as of December 31, 2021 and 2022 was as follows (in millions):

	December 31, 2021	December 31, 2022
Total minimum lease payments receivable	$12.2	$10.5
Less: Unearned income	1.8	1.3
Recorded net investment in sales-type lease	$10.4	$9.2

The net investment in this sales-type lease was classified in the consolidated balance sheets as follows (in millions):

	December 31, 2021	December 31, 2022
Other accounts receivable	$1.3	$1.4
Long-term receivables	9.1	7.8
Total	$10.4	$9.2

Future minimum payments receivable under this sales-type lease for the next five years are $1.7 million each year with $1.7 million due thereafter.

12.    Employee Benefit Plans

Our pension and postretirement benefit liabilities represent the funded status of the present value of benefit obligations of our employee benefit plans. We develop pension, postretirement medical and life benefit costs from third-party actuarial valuations. We establish actuarial assumptions to anticipate future events and use those assumptions when calculating the expense and liabilities related to these plans. These factors include assumptions management makes concerning expected investment return on plan assets, discount rates, health care costs trend rates, turnover rates and rates of future compensation increases, among others. In addition, we use subjective factors such as withdrawal and mortality rates to develop actuarial valuations. Management reviews and updates these assumptions on an annual basis. The actuarial assumptions that we use may differ from actual results due to changing market rates or other factors. These differences could affect the amount of pension and postretirement medical and life benefit expense we recognize in future periods.

Defined Contribution Plan. We sponsor a defined contribution plan in which we match our employees’ qualifying contributions, resulting in additional expense to us. Expenses related to the defined contribution plan, including expenses related to discontinued operations, were $12.2 million, $10.6 million and $11.6 million in 2020, 2021 and 2022, respectively.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Defined Benefit Plans. We sponsor two pension plans, including one for non-union employees and one for union employees, and a postretirement benefit plan for certain employees. The annual measurement date of these plans is December 31.

The following table presents the changes in benefit obligations and plan assets for pension benefits and other postretirement benefits, as well as the end-of-period accumulated benefit obligation, including amounts related to discontinued operations, for the years ended December 31, 2021 and 2022 (in millions):

	Pension Benefits		Other Postretirement Benefits
	2021	2022	2021	2022
Change in benefit obligations:
Benefit obligations at beginning of year	$443.6	$423.4	$17.3	$17.8
Service cost	28.2	27.2	0.3	0.3
Interest cost	9.5	10.7	0.4	0.4
Plan participants’ contributions	—	—	0.8	0.8
Actuarial (gain) loss	(19.4)	(124.6)	0.9	(6.6)
Benefits paid	(29.2)	(2.5)	(1.9)	(2.0)
Settlement payments	(9.3)	(57.3)	—	—
Benefit obligations at end of year	423.4	276.9	17.8	10.7
Change in plan assets:
Fair value of plan assets at beginning of year	295.7	294.5	—	—
Employer contributions	27.6	39.0	1.1	1.2
Plan participants’ contributions	—	—	0.8	0.8
Actual return on plan assets	9.7	(74.7)	—	—
Benefits paid	(29.2)	(2.5)	(1.9)	(2.0)
Settlement payments	(9.3)	(57.3)	—	—
Fair value of plan assets at end of year	294.5	199.0	—	—
Funded status at end of year	$(128.9)	$(77.9)	$(17.8)	$(10.7)
Accumulated benefit obligations	$305.0	$211.5

At December 31, 2021, the accumulated benefit obligations of each of our plans exceeded the fair value of the related plans’ assets. At December 31, 2022, the accumulated benefit obligations of the non-union employee pension plan exceeded the fair value of the plan’s assets.

The pension plans’ actuarial gain in 2021 and 2022 of $19.4 million and $124.6 million, respectively, is primarily due to the impact of increases in the discount rates used to calculate the benefit obligations, partially offset by demographic changes.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
The following table summarizes information for pension plans with obligations in excess of plan assets (in millions):

	December 31,
	2021	2022
Plans with a projected benefit obligation in excess of plan assets:
Projected benefit obligation	$423.4	$276.9
Fair value of plan assets	$294.5	$199.0

Plans with an accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$305.0	$171.9
Fair value of plan assets	$294.5	$159.2

Amounts recognized in the consolidated balance sheets included in these financial statements were as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2021	2022	2021	2022
Amounts recognized in consolidated balance sheets:
Current accrued benefit cost	$—	$—	$1.7	$1.2
Long-term pension and benefits	128.9	77.9	16.1	9.5
	128.9	77.9	17.8	10.7
Accumulated other comprehensive loss:
Net actuarial loss	(95.3)	(44.6)	(10.7)	(3.7)
Prior service credit	2.5	2.3	—	—
	(92.8)	(42.3)	(10.7)	(3.7)
Net amount of liabilities and accumulated other comprehensive loss recognized in consolidated balance sheets	$36.1	$35.6	$7.1	$7.0

Net periodic benefit expense for the years ended December 31, 2020, 2021 and 2022 was as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
	2020	2021	2022	2020	2021	2022
Components of net periodic benefit costs:
Service cost	$27.7	$28.2	$27.2	$0.3	$0.3	$0.3
Interest cost	11.0	9.5	10.7	0.5	0.4	0.4
Expected return on plan assets	(11.4)	(11.9)	(12.8)	—	—	—
Amortization of prior service credit	(0.2)	(0.2)	(0.2)	—	—	—
Amortization of actuarial loss	5.4	5.4	4.2	0.4	0.6	0.4
Settlement cost	1.0	2.6	9.5	—	—	—
Settlement gain on disposition of assets	(1.3)	—	—	—	—	—
Net periodic benefit cost	$32.2	$33.6	$38.6	$1.2	$1.3	$1.1

The service component of our net periodic benefit costs is presented in operating expense and G&A expense, and the non-service components are presented in other (income) expense in our consolidated statements of income.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) during 2020, 2021 and 2022 were as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
	2020	2021	2022	2020	2021	2022
Beginning balance	$(104.7)	$(117.8)	$(92.8)	$(8.4)	$(10.4)	$(10.7)
Net actuarial gain (loss)	(21.0)	17.2	37.1	(2.5)	(0.9)	6.6
Recognition of prior service credit amortization in income	(0.2)	(0.2)	(0.2)	—	—	—
Recognition of actuarial loss amortization in income	5.4	5.4	4.2	0.5	0.6	0.4
Curtailment gain	1.7	—	—	—	—	—
Settlement cost	1.0	2.6	9.5	—	—	—
Amount recognized in other comprehensive loss	(13.1)	25.0	50.6	(2.0)	(0.3)	7.0
Ending balance	$(117.8)	$(92.8)	$(42.2)	$(10.4)	$(10.7)	$(3.7)

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

The weighted average rate assumptions used to determine projected benefit obligations were as follows:

	Pension Benefits		Other Postretirement Benefits
	2021	2022	2021	2022
Discount rate	2.61%	4.79%	2.64%	4.98%
Rate of compensation increase	6.51%	4.42%	n/a	n/a
Cash balance interest crediting rate	1.94%	3.55%	n/a	n/a

The weighted average rate assumptions used to determine net pension and other postretirement benefit plans expense were as follows:

	Pension Benefits			Other Postretirement Benefits
	For the Year Ended December 31,			For the Year Ended December 31,
	2020	2021	2022	2020	2021	2022
Discount rate	3.01%	2.23%	2.61%	3.06%	2.30%	2.64%
Rate of compensation increase	4.58%	4.53%	6.51%	n/a	n/a	n/a
Expected rate of return on plan assets	4.50%	4.10%	4.40%	n/a	n/a	n/a
Cash balance interest crediting rate	2.16%	1.70%	1.94%	n/a	n/a	n/a

The non-pension postretirement benefit plans provide for retiree contributions and contain other cost-sharing features such as deductibles and coinsurance. The accounting for these plans anticipates future cost sharing that is consistent with management’s expressed intent to increase the retiree contribution rate generally in line with health care cost increases.

The annual assumed rate of increase in the health care cost trend rate for 2022 is 7.2% decreasing systematically to 5.08% by 2029 for pre-65 year old participants.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The fair values of the pension plan assets at December 31, 2021 were as follows (in millions):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic equity securities:(1)
Small-cap fund	$6.1	$6.1	$—	$—
Mid-cap fund	6.0	6.0	—	—
Large-cap fund	48.0	48.0	—	—
International equity fund	30.1	30.1	—	—
Fixed income securities:(1)
Long-term investment grade bond funds	197.1	197.1	—	—
Other:
Short-term investment fund	7.0	7.0	—	—
Group annuity contract	0.2	—	—	0.2
Fair value of plan assets	$294.5	$294.3	$—	$0.2

(1) We hold equity and fixed income securities through investments in mutual funds, which are dedicated to each category as indicated.

The fair values of the pension plan assets at December 31, 2022 were as follows (in millions):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic equity securities(1):
Small-cap fund	$3.9	$3.9	$—	$—
Mid-cap fund	3.9	3.9	—	—
Large-cap fund	31.3	31.3	—	—
International equity fund	20.2	20.2	—	—
Fixed income securities(1):
Long-term investment grade bond funds	128.3	128.3	—	—
Other:
Short-term investment fund	11.2	11.2	—	—
Group annuity contract	0.2	—	—	0.2
Fair value of plan assets	$199.0	$198.8	$—	$0.2

(1) We hold equity and fixed income securities through investments in mutual funds, which are dedicated to each category as indicated.

As reflected in the tables above, Level 3 activity was not material.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
The investment strategies for the various funds held as pension plan assets by asset category are as follows:

Asset Category	Fund’s Investment Strategy
Domestic equity securities:
Small-cap fund	Seeks to track performance of the Center for Research in Security Prices (“CRSP”) US Small Cap Index
Mid-cap fund	Seeks to track performance of the CRSP US Mid Cap Index
Large-cap fund	Seeks to track performance of the Standard & Poor’s 500 Index
International equity fund	Seeks to track performance of the FTSE Global All Cap ex US Index
Fixed income securities:
Short-term bond fund	Seeks current income with limited price volatility through investment in primarily high quality bonds with short-term maturities
Intermediate-term bond fund	Seeks moderate and sustainable level of current income by investing primarily in high quality fixed income securities with maturities from five to ten years
Long-term investment grade bond funds	Seek high and sustainable current income through investment primarily in long-term investment grade debt securities
Other:
Short-term investment funds	Seeks maximum current income by investing exclusively in Short Term U.S. Government Securities and repurchase agreements secured by U.S. government securities
Group annuity contract	Earns interest quarterly equal to the effective yield of the 91-day U.S. Treasury bill

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
The target allocation and actual weighted average asset allocation percentages at December 31, 2021 and 2022 were as follows:

	2021		2022
	Actual	Target	Actual	Target
Equity securities	30%	30%	30%	30%
Fixed income securities	67%	70%	64%	70%
Other	3%	—%	6%	—%

As of December 31, 2022, the benefit amounts expected to be paid from plan assets through December 31, 2032 were as follows (in millions):

	Pension Benefits	Other Postretirement Benefits
2023	$10.7	$1.1
2024	$11.1	$1.0
2025	$14.5	$0.9
2026	$16.7	$0.8
2027	$18.1	$0.7
2028 through 2032	$110.8	$2.9

Contributions estimated to be paid by us into the plans in 2023 are $19.3 million and $1.1 million for the pension and other postretirement benefit plans, respectively.

13.    Long-Term Incentive Plan

The compensation committee of our board administers our long-term incentive plan (“LTIP”) covering certain of our employees and the independent directors of our board. The LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate of 13.7 million of our common units. The estimated units remaining available under the LTIP at December 31, 2022 totaled approximately 1.8 million. The awards include: (i) performance-based awards issued to certain officers and other key employees (“performance-based awards”), (ii) time-based awards issued to certain officers and other key employees (“time-based awards,” and together with performance-based awards, “employee awards”) and (iii) awards issued to independent members of our board (“director awards”) that may be deferred and if deferred may be paid in cash. All of the awards include distribution equivalent rights, except non-deferred director awards.

The LTIP requires employee awards to be settled in our common units, except the settlement of distribution equivalents, which we pay in cash. As a result, we classify employee awards as equity. Fair value for these awards is determined on the grant date, and we recognize this value as compensation expense ratably over the requisite service period, which is the vesting period of each award. The vesting period for employee awards is generally three years; however, certain awards have been issued with shorter vesting periods. Because employee awards contain distribution equivalent rights, the fair value of our employee awards is based on the closing price of our units on the grant date.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
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

	Performance-Based Awards		Time-Based Awards		Total Awards
	Number of Unit Awards	Weighted Average Fair Value	Number of Unit Awards	Weighted Average Fair Value	Number of Unit Awards	Weighted Average Fair Value
Non-vested units - 1/1/2022	445,925	$48.66	470,514	$48.67	916,439	$48.67
Units granted during 2022	296,236	$48.76	320,844	$48.75	617,080	$48.75
Units vested during 2022	(168,939)	$61.16	(176,846)	$61.15	(345,785)	$61.16
Units forfeited during 2022	(28,619)	$46.92	(30,024)	$47.11	(58,643)	$47.02
Non-vested units - 12/31/2022	544,603	$44.93	584,488	$45.02	1,129,091	$44.97

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
The table below summarizes the total non-vested unit awards outstanding, including estimated targeted financial performance adjustments, to determine our total equity-based liability accrual.

Awards Description	Non-Vested Unit Awards	Performance Adjustment to Unit Awards	Total Unit Award Accrual	Vesting Date	Unrecognized Compensation Expense (in millions)(a)
Performance-based awards:
2021 awards	264,352	198,264	462,616	12/31/2023	$4.5
2022 awards	280,251	70,063	350,314	12/31/2024	8.8
Time-based awards:
2023 vesting date	283,002	—	283,002	12/31/2023	2.9
2024 vesting date	301,486	—	301,486	12/31/2024	8.0
Total	1,129,091	268,327	1,397,418		$24.2

(a) Unrecognized compensation expense will be recognized over the remaining vesting period of the awards.

Weighted Average Fair Value

The weighted average fair value of awards granted during 2020, 2021 and 2022 was as follows:

	Performance-Based Awards		Time-Based Awards
	Number of Unit Awards	Weighted Average Fair Value	Number of Unit Awards	Weighted Average Fair Value
Units granted during 2020	189,632	$61.16	198,450	$61.18
Units granted during 2021	281,823	$40.85	301,873	$40.99
Units granted during 2022	296,236	$48.76	320,844	$48.75

Vested Unit Awards

The table below sets forth the numbers and values of units that vested in each of the three years ended December 31, 2022. The vested common units include adjustments for above or below target financial and market performance.

Vesting Date	Vested Common Units	Fair Value of Unit Awards on Vesting Date (in millions)	Intrinsic Value of Unit Awards on Vesting Date (in millions)
12/31/2020	235,127	$15.2	$10.0
12/31/2021	316,336	$19.3	$14.7
12/31/2022	334,656	$20.2	$16.8

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
Cash Flow Effects of LTIP Settlements

The difference between the common units issued to the participants and the total number of unit awards vested primarily represents the tax withholdings associated with the award settlement, which we pay in cash.

Settlement Date	Number of Common Units Issued, Net of Tax Withholdings	Tax Withholdings and Other Cash Payments (in millions)	Employer Taxes (in millions)	Total Cash Payments (in millions)
January 2020	275,093	$14.7	$1.3	$16.0
January 2021	150,435	$6.2	$0.7	$6.9
January 2022	200,949	$8.9	$0.8	$9.7

Compensation Expense Summary

Equity-based incentive compensation expense for 2020, 2021 and 2022, primarily recorded as G&A expense in our consolidated statements of income, was as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
Performance awards	$3.1	$11.2	$23.0
Time-based awards	$8.9	$10.6	$15.5
Total	$12.0	$21.8	$38.5

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
Our open futures contracts at December 31, 2022 were as follows:

Type of Contract/ Accounting Methodology	Product Represented by the Contract and Associated Barrels	Maturity Dates
Commodity derivatives contract - Economic hedges	5.1 million barrels of refined products and crude oil	Between January and December 2023
Commodity derivatives contract - Economic hedges	1.0 million barrels of gas liquids	Between January and December 2023

Commodity Derivatives Contracts and Deposits Offsets

At December 31, 2021 and 2022, we had made margin deposits of $46.3 million and $14.8 million, respectively, for our commodity derivatives contracts with our counterparties, which were recorded as current assets under commodity derivatives deposits in our consolidated balance sheets. We have the right to offset the combined fair values of our open derivatives contracts against our margin deposits under a master netting arrangement for each counterparty; however, we have elected to present the combined fair values of our open derivatives contracts separately from the related margin deposits in our consolidated balance sheets. Additionally, we have the right to offset the fair values of our derivatives contracts together for each counterparty, which we have elected to do, and we report the combined net balances in our consolidated balance sheets. A schedule of the derivative amounts we have offset and the deposit amounts we could offset under master netting arrangements are provided below as of December 31, 2021 and 2022 (in millions):

Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Assets Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheets	Net Asset Amount(1)
As of December 31, 2021	$(22.3)	$5.1	$(17.2)	$46.3	$29.1
As of December 31, 2022	$(18.2)	$9.3	$(8.9)	$14.8	$5.9

(1) Amount represents the maximum loss we would incur if all of our counterparties failed to perform on their derivative contracts.
Basis Derivative Agreement

During 2019, we entered into a basis derivative agreement with a joint venture co-owner’s affiliate, and, contemporaneously, that affiliate entered into an intrastate transportation services agreement with the joint venture. Settlements under the basis derivative agreement were determined based on the basis differential of crude oil prices at different market locations and a notional volume of 30,000 barrels per day. As a result, we accounted for this agreement as a derivative. The agreement expired in early 2022. We recognized the changes in fair value of this agreement based on forward price curves for crude oil in West Texas and the Houston Gulf Coast in other operating income (expense) in our consolidated statements of income. The liability for this agreement at December 31, 2021 was $1.5 million.

Impact of Derivatives on Our Financial Statements
Comprehensive Income
The changes in derivative activity included in AOCL for the years ended December 31, 2020, 2021 and 2022 were as follows (in millions):

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Year Ended December 31,
Derivative Losses Included in AOCL	2020	2021	2022
Beginning balance	$(49.0)	$(55.0)	$(51.5)
Net loss on cash flow hedges	(9.5)	—	—
Reclassification of net loss on cash flow hedges to income	3.5	3.5	3.5
Ending balance	$(55.0)	$(51.5)	$(48.0)

The following is a summary of the effect on our consolidated statements of income for the years ended December 31, 2020, 2021 and 2022 of derivatives that were designated as cash flow hedges (in millions):

	Interest Rate Contracts
	Amount of Loss Recognized in AOCL on Derivatives	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income

Year Ended December 31, 2020	$(9.5)	Interest expense	$(3.5)
Year Ended December 31, 2021	$—	Interest expense	$(3.5)
Year Ended December 31, 2022	$—	Interest expense	$(3.5)

As of December 31, 2022, the net loss estimated to be classified to interest expense over the next twelve months from AOCL is approximately $3.5 million. This amount relates to the amortization of losses on interest rate contracts over the life of the related debt instruments.

The following table provides a summary of the effect on our consolidated statements of income for the years ended December 31, 2020, 2021 and 2022 of derivatives that were not designated as hedging instruments (in millions):

		Amount of Gain (Loss) Recognized on Derivatives
		Year Ended December 31,
Derivative Instrument	Location of Gain (Loss) Recognized on Derivatives	2020	2021	2022
Commodity derivatives contracts	Product sales revenue	$53.2	$(143.2)	$(155.2)
Commodity derivatives contracts	Cost of product sales	0.3	21.1	(16.6)
Basis derivative agreement	Other operating income (expense)	(4.3)	(5.6)	(2.1)
	Total	$49.2	$(127.7)	$(173.9)
The impact of the derivatives in the above table was reflected as cash from operations in our consolidated statements of cash flows.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
Balance Sheets

The following tables provide a summary of the fair value of derivatives, which are presented on a net basis in our consolidated balance sheets, that were not designated as hedging instruments as of December 31, 2021 and 2022 (in millions):

	December 31, 2021
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity derivatives contracts	Commodity derivatives contracts, net	$5.1	Commodity derivatives contracts, net	$22.3
Basis derivative agreement	Other current assets	—	Other current liabilities	1.5
	Total	$5.1	Total	$23.8

	December 31, 2022
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity derivatives contracts	Commodity derivatives contracts, net	$9.3	Commodity derivatives contracts, net	$18.2

15.    Fair Value Disclosures

Fair Value Methods and Assumptions

We used the following methods and assumptions in estimating the fair value of our assets and liabilities:

•Commodity derivatives contracts. These include exchange-traded and over-the-counter derivative contracts related to petroleum products. These contracts are carried at fair value in our consolidated balance sheets. The exchange-traded contracts are valued based on quoted prices in active markets, while the over-the-counter contracts are valued based on observable market data inputs including published commodity pricing data. See Note 14 – Derivative Financial Instruments for further disclosures regarding these contracts.

•Long-term receivables. These include payments receivable under a sales-type leasing arrangement and cost reimbursement agreements. These receivables were recorded at fair value in our consolidated balance sheets, using then-current market rates to estimate the present value of future cash flows.

•Contractual obligations. These primarily include a long-term contractual obligation we entered into in connection with the 2020 sale of three marine terminals to Buckeye. This obligation requires us to perform certain environmental remediation work on Buckeye’s behalf at the New Haven, Connecticut terminal. This contractual obligation was recorded at fair value in our consolidated balance sheets upon initial recognition and was calculated using our best estimate of potential outcome scenarios to determine our liability for the remediation costs required in this agreement.

•Investment in Double Eagle. In December 2022, as a result of the non-renewal on existing terms of customer commitments that expire in 2023 and reduced demand for transportation of condensate from the Eagle Ford basin, we evaluated our investment in Double Eagle for an other-

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
than-temporary impairment. The fair value was measured using an income approach and discounted cash flow analysis, which resulted in us recording a $58.4 million charge to earnings to adjust the carrying value of our investment to fair value.

•Debt. The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2021 and 2022; however, where recent observable market trades were not available, prices were determined using adjustments to the last traded value for that debt issuance or by adjustments to the prices of similar debt instruments of peer entities that are actively traded. The carrying amount of borrowings, if any, under our revolving credit facility and our commercial paper program approximates fair value due to the frequent repricing of these obligations.

Fair Value Measurements

The following tables summarize the carrying amounts, fair values and fair value measurements recorded or disclosed as of December 31, 2021 and 2022, based on the three levels established by ASC 820; Fair Value Measurements and Disclosures (in millions):

			Fair Value Measurements as of December 31, 2021 using:
Assets (Liabilities)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives contracts	$(17.2)	$(17.2)	$(18.6)	$1.4	$—
Long-term receivables	$10.1	$10.1	$—	$—	$10.1
Contractual obligations	$(11.3)	$(11.3)	$—	$(1.5)	$(9.8)
Debt	$(5,088.8)	$(5,711.5)	$—	$(5,711.5)	$—

			Fair Value Measurements as of December 31, 2022 using:
Assets (Liabilities)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives contracts	$(8.9)	$(8.9)	$1.4	$(10.3)	$—
Long-term receivables	$8.3	$8.3	$—	$—	$8.3
Contractual obligations	$(9.6)	$(9.6)	$—	$—	$(9.6)
Investment in Double Eagle	$11.8	$11.8	$—	$—	$11.8
Debt	$(5,015.0)	$(4,232.5)	$—	$(4,232.5)	$—

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
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

Butane Blending Patent Infringement Proceeding

On October 4, 2017, Sunoco Partners Marketing & Terminals L.P. (“Sunoco”) brought an action for patent infringement in the U.S. District Court for the District of Delaware alleging Magellan and Powder Springs Logistics, LLC (“Powder Springs”) were infringing patents relating to butane blending. A trial concluded on December 6, 2021, at which the jury found Magellan and Powder Springs willfully infringed those patents. Based on the jury’s award and post-trial proceedings, the total amount awarded to Sunoco is approximately $22.9 million, plus post-judgment interest that continues to accrue. Sunoco and defendants, Magellan and Powder Springs, have appealed the final judgment of the trial court. The amounts we have accrued in relation to the claims represent our best estimate of probable damages, and although it is not possible to predict the ultimate outcome, we do not expect the final resolution of this matter to have a material adverse effect on our business.

Corpus Christi Terminal Personal Injury Proceeding.

Ismael Garcia, Andrew Ramirez, and Jesus Juarez Quintero, et al. brought personal injury cases against Magellan and co-defendants Triton Industrial Services, LLC, Tidal Tank, Inc. and Cleveland Integrity Services, Inc. in Nueces County Court in Texas. The claims were originally brought in three different actions but were consolidated into a single case on March 2, 2021. Claims were asserted by or on behalf of seven individuals, and certain beneficiaries, who were employed by a contractor of Magellan and were injured, one fatally, as a result of a fire that occurred on December 5, 2020 while they were cleaning a tank at our Corpus Christi terminal. The plaintiffs are seeking damages of an undetermined amount. While the outcome cannot be predicted, we do not expect the final resolution of this matter to have a material adverse effect on our business.

Environmental Liabilities

Liabilities recognized for estimated environmental costs were $9.8 million and $10.2 million at December 31, 2021 and December 31, 2022, respectively. We have classified environmental liabilities as current or noncurrent based on management’s estimates regarding the timing of actual payments. Environmental expenses recognized as a

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
result of changes in our environmental liabilities are included as operating expenses in our consolidated statements of income. Environmental expenses were $3.4 million, $3.2 million and $4.1 million for the years ended December 31, 2020, 2021 and 2022, respectively.

Other

In first quarter 2020, we entered into a long-term contractual obligation in connection with the sale of three marine terminals to Buckeye. This obligation requires us to perform certain environmental remediation work on Buckeye’s behalf in New Haven, Connecticut. At December 31, 2021 our consolidated balance sheets included a current liability of $0.5 million and a noncurrent liability of $8.9 million, and as of December 31, 2022, our consolidated balance sheets included a current liability of $0.6 million and a noncurrent liability of $8.2 million, reflecting the fair values of these obligations.

We have entered into an agreement to guarantee our 50% pro rata share, up to $50.0 million, of contractual obligations under Powder Springs’ credit facility. At December 31, 2021 and 2022, our consolidated balance sheets reflected $0.4 million and $0.8 million, respectively, other current liability and a corresponding increase in our investment in non-controlled entities in our consolidated balance sheets to reflect the fair value of this guarantee.

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

As of December 31, 2022, we had 1,655 employees, primarily concentrated in the central U.S. There were 855 employees assigned to our refined products segment, 248 employees assigned to our crude oil segment and 552 employees assigned to provide G&A services. Approximately 13% of our employees are represented by the United Steelworkers and covered by a collective bargaining agreement that expires in January 2026.

18.    Related Party Transactions

Stacy P. Methvin is an independent member of our board and also serves as a director of one of our customers. We received tariff, terminalling and other ancillary revenue from this customer of $37.4 million, $65.2 million and $67.5 million for the periods ending December 31, 2020, 2021 and 2022, respectively. We recorded a receivable of $5.4 million and $6.8 million from this customer at December 31, 2021 and 2022, respectively. We occasionally have transmix settlements with this customer as well. Additionally, we received storage and other miscellaneous revenue of $0.5 million for the period ending December 31, 2020 and $0.3 million for the period ending December 31, 2021 from a subsidiary of a separate company for which Ms. Methvin served as a director until August 2021.

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

The following table details the changes in the number of our common units outstanding from January 1, 2020 through December 31, 2022:

Common units outstanding on January 1, 2020	228,403,428
Units repurchased during 2020	(5,568,260)
February 2020—Settlement of employee LTIP awards	275,093
During 2020—Other(1)	9,550
Common units outstanding on December 31, 2020	223,119,811
Units repurchased during 2021	(10,894,828)
January 2021—Settlement of employee LTIP awards	150,435
During 2021—Other(1)	12,572
Common units outstanding on December 31, 2021	212,387,990
Units repurchased during 2022	(9,578,502)
January 2022—Settlement of employee LTIP awards	200,949
During 2022—Other(1)	23,400
Common units outstanding on December 31, 2022	203,033,837
(1)Common units issued to settle the equity-based retainer paid to our independent directors of our board.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
In the event of liquidation, we would distribute all property and cash in excess of that required to discharge all liabilities to the unitholders in proportion to the positive balances in their respective capital accounts. The common unitholders’ liability is generally limited to their investment.
Distributions

Distributions we paid during 2020, 2021 and 2022 were as follows (in millions, except per unit amounts):

Payment Date	Per Unit Distribution Amount	Total Distribution
2/14/2020	$1.0275	$234.8
5/15/2020	1.0275	231.2
8/14/2020	1.0275	231.2
11/13/2020	1.0275	229.9
Total	$4.1100	$927.1

2/12/2021	$1.0275	$229.4
5/14/2021	1.0275	229.0
8/13/2021	1.0275	226.6
11/12/2021	1.0375	221.4
Total	$4.1200	$906.4

2/14/2022	$1.0375	$220.6
5/13/2022	1.0375	219.5
8/12/2022	1.0375	215.2
11/14/2022	1.0475	214.7
Total	$4.1600	$870.0

20.     Subsequent Events

Recognizable events

No recognizable events have occurred subsequent to December 31, 2022.
Non-recognizable events

On February 14, 2023, we paid distributions of $1.0475 per unit on our outstanding common units to unitholders of record at the close of business on February 7, 2023.

Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows (in millions, except per unit amounts):

2021	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$631.1	$653.6	$639.1	$809.3
Total costs and expenses	$398.8	$429.3	$400.4	$555.4
Operating margin	$371.6	$375.2	$385.7	$408.1
Income from continuing operations	$212.7	$264.9	$221.3	$233.4
Income from discontinued operations	$8.6	$15.5	$15.3	$10.3
Net income	$221.3	$280.4	$236.6	$243.7
Basic net income per common unit	$0.99	$1.26	$1.08	$1.14
Diluted net income per common unit	$0.99	$1.26	$1.08	$1.14

2022
Revenue	$674.7	$788.6	$876.1	$861.0
Total costs and expenses	$488.1	$578.1	$522.7	$656.1
Operating margin	$340.5	$355.7	$512.3	$433.1
Income from continuing operations	$162.0	$181.8	$328.4	$187.0
Income from discontinued operations	$3.5	$172.1	$1.6	$—
Net income	$165.5	$353.9	$330.0	$187.0
Basic net income per common unit	$0.78	$1.67	$1.59	$0.91
Diluted net income per common unit	$0.78	$1.67	$1.59	$0.91

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. We performed this evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

*(m)	Eleventh Supplemental Indenture dated as of May 20, 2020 between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Form 8-K filed May 20, 2020).

*(n)	Description of Securities (filed as Exhibit 4(o) to Form 10-K filed February 18, 2020).

Exhibit 10

#*(a)	Amended and Restated Magellan Midstream Partners Long-Term Incentive Plan dated January 26, 2021 (filed as Exhibit 10(a) to Form 10-K filed February 18, 2021).

#*(b)	Amendment No. 1 dated April 1, 2021 to Magellan Midstream Partners Long-Term Incentive Plans (filed as Exhibit 10.2 to Form 10-Q filed April 29, 2021).

Exhibit No.	Description

#(c)	Description of Magellan 2023 Annual Incentive Program.

#(d)	Magellan GP, LLC Non-Management Director Compensation Program effective January 1, 2023.

#*(e)	Amended and Restated Director Deferred Compensation Plan effective January 28, 2014 (filed as Exhibit 10(d) to Form 10-K filed February 24, 2014).

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

*(h)
Second Amendment to Second Amended and Restated Credit Agreement, dated as of November 8, 2022, among Magellan Midstream Partners, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. (filed as Exhibit 10.1 to Form 8-K filed November 8, 2022).

#*(i)	Magellan Midstream Holdings GP, LLC Executive Severance Pay Plan and Summary Plan Description, amended and restated effective April 1, 2021 (filed as Exhibit 10.1 to Form 10-Q filed April 29, 2021).

#(j)	Form of 2023 Performance Based Phantom Unit Agreement for awards granted pursuant to the Magellan Midstream Partners Long-Term Incentive Plan.

#(k)	Form of 2023 Retention Phantom Unit Agreement for awards granted pursuant to the Magellan Midstream Partners Long-Term Incentive Plan.

*(l)	Form of Commercial Paper Dealer Agreement between Magellan Midstream Partners, L.P., as Issuer, and the Dealer party thereto (filed as Exhibit 10.1 to Form 8-K filed April 22, 2014).

*(m)
Form of Indemnification Agreement by and among Magellan Midstream Partners, L.P., Magellan GP, LLC and the directors and officers of Magellan GP, LLC (filed as Exhibit 10.1 to Form 10-Q filed November 3, 2015).

#*(n)	Retention Agreement dated January 31, 2020 between Magellan Midstream Holdings GP, LLC and Melanie Little.

#*(o)	Retirement Agreement dated January 28, 2022 between Michael N. Mears and Magellan GP, LLC (filed as Exhibit 10.1 to Form 8-K filed January 31, 2022).

#(p)	Magellan Midstream Holdings GP, LLC Executive Severance Pay Plan and Summary Plan Description, amended and restated effective January 24, 2023.

Exhibit 14

(a)	Code of Ethics dated May 1, 2022 by Aaron L. Milford, principal executive officer (filed as Exhibit 14(a) to Form 10-K filed February 21, 2023).

*(b)	Code of Ethics dated May 1, 2019 by Jeff L. Holman, principal financial and accounting officer (filed as Exhibit 14(b) to Form 10-K filed February 18, 2020).

Exhibit 21	Subsidiaries of Magellan Midstream Partners, L.P.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 31

(a)	Certification of Aaron Milford, principal executive officer.

(b)	Certification of Jeff Holman, principal financial officer.

**Exhibit 32

(a)	Section 1350 Certification of Aaron Milford, Chief Executive Officer.

(b)	Section 1350 Certification of Jeff Holman, Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
*    Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.
**    Furnished herewith
#    Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN MIDSTREAM PARTNERS, L.P. (Registrant)

By:	MAGELLAN GP, LLC, its general partner

By:	/s/ JEFF L. HOLMAN
Jeff L. Holman Executive Vice President, Chief Financial Officer and Treasurer
Date: February 21, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ AARON L. MILFORD	Principal Executive Officer and Director of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 21, 2023
Aaron L. Milford

/s/ JEFF L. HOLMAN	Principal Financial and Accounting Officer of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 21, 2023
Jeff L. Holman

/s/ WALTER R. ARNHEIM	Director of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 21, 2023
Walter R. Arnheim

/s/ LORI A. GOBILLOT	Director of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 21, 2023
Lori A. Gobillot

/s/ EDWARD J. GUAY	Director of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 21, 2023
Edward J. Guay

/s/ CHANSOO JOUNG	Director of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 21, 2023
Chansoo Joung

/s/ STACY P. METHVIN	Director of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 21, 2023
Stacy P. Methvin

/s/ JAMES R. MONTAGUE	Director of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 21, 2023
James R. Montague

/s/ BARRY R. PEARL	Chair of the Board and Director of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 21, 2023
Barry R. Pearl

/s/ SIVASANKARAN SOMASUNDARAM	Director of Magellan GP, LLC, General Partner of Magellan Midstream Partners, L.P.	February 21, 2023
Sivasankaran Somasundaram