Form 10-Q
period 2023-03-31
Magellan Midstream Partners, L.P.
filed 2023-05-04
CIK 1126975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Yes  ☐    No  ☒
As of May 3, 2023, there were 202,095,600 common units outstanding.

TABLE OF CONTENTS
PART I
FINANCIAL INFORMATION

Forward-Looking Statements

Except for statements of historical fact, all statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may be identified by words like “anticipates,” “believes,” “cause,” “changes,” “continue,” “could,” “decline,” “decrease,” “depend,” “develop,” “effect,” “estimates,” “expects,” “exposed,” “forecasts,” “future,” “goal,” “guidance,” “have,” “impact,” “implement,” “increase,” “intends,” “maintain,” “may,” “might,” “plans,” “potential,” “possible,” “projected,” “reduce,” “remain,” “result,” “seek,” “should,” “will,” “would” and other similar words or expressions. The absence of such words or expressions does not necessarily mean the statements are not forward-looking. Although we believe our forward-looking statements are reasonable, statements made regarding future results are not guarantees of future performance and are subject to numerous assumptions, uncertainties and risks that are difficult to predict, including those described in Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K. Actual outcomes and results may be materially different from the results stated or implied in such forward-looking statements included in this report. You should not put any undue reliance on any forward-looking statement.

The following are among the important factors that could cause future results to differ materially from any expected, projected, forecasted or estimated amounts, events or circumstances discussed in this report:

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
•development and increasing use of alternative sources of energy, including but not limited to electric and battery-powered motors, natural gas, hydrogen and renewable fuels such as ethanol, biodiesel and other products not typically transported via pipeline
•regulatory changes or technological developments that result in increases in fuel efficiency or conservation that reduce demand for our services;
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

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per unit amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2023
Transportation and terminals revenue	$422.9	$454.1
Product sales revenue	246.1	410.1
Affiliate management fee revenue	5.7	5.5
Total revenue	674.7	869.7
Costs and expenses:
Operating	124.2	133.9
Cost of product sales	243.4	320.1
Depreciation, amortization and impairment	57.7	55.8
General and administrative	62.8	60.4
Total costs and expenses	488.1	570.2
Other operating income (expense)	(2.0)	5.8
Earnings of non-controlled entities	35.4	26.2
Operating profit	220.0	331.5
Interest expense	57.3	57.7
Interest capitalized	(0.4)	(0.6)
Interest income	(0.1)	(1.0)
Gain on disposition of assets	(0.2)	—
Other (income) expense	0.6	0.6
Income from continuing operations before provision for income taxes	162.8	274.8
Provision for income taxes	0.8	0.9
Income from continuing operations	162.0	273.9
Income from discontinued operations	3.5	—
Net income	$165.5	$273.9

Earnings per common unit
Basic and diluted:
Continuing operations	$0.76	$1.34
Discontinued operations	0.02	—
Net income per common unit	$0.78	$1.34
Weighted average number of common units outstanding	212.9	204.0
See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended March 31,
	2022	2023
Net income	$165.5	$273.9
Other comprehensive income:
Derivative activity:
Reclassification of net loss on cash flow hedges to income	0.9	0.9
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Recognition of actuarial loss amortization in income	1.2	0.4
Total other comprehensive income	2.1	1.3
Comprehensive income	$167.6	$275.2

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31, 2022	March 31, 2023
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$2.0	$7.4
Trade accounts receivable	219.9	160.2
Other accounts receivable	44.4	35.6
Inventories	356.2	326.6
Commodity derivatives contracts, net	6.5	0.7
Commodity derivatives deposits	14.8	18.5
Assets held for sale	9.9	9.9
Other current assets	56.8	39.9
Total current assets	710.5	598.8
Property, plant and equipment	8,163.9	8,208.8
Less: accumulated depreciation	2,333.6	2,388.2
Net property, plant and equipment	5,830.3	5,820.6
Investments in non-controlled entities	894.0	882.1
Right-of-use asset, operating leases	149.4	142.9
Long-term receivables	8.3	8.9
Goodwill	50.4	50.4
Other intangibles (less accumulated amortization of $14.7 and $15.4 at December 31, 2022 and March 31, 2023, respectively)	41.0	40.3
Restricted cash	4.9	4.6
Other noncurrent assets	18.9	18.5
Total assets	$7,707.7	$7,567.1

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$108.2	$126.9
Accrued payroll and benefits	76.8	42.8
Accrued interest payable	59.0	50.0
Accrued taxes other than income	86.0	56.6
Deferred revenue	103.9	109.6
Accrued product liabilities	209.3	162.3
Commodity derivatives contracts, net	15.4	4.3
Current portion of operating lease liability	31.0	31.1
Other current liabilities	35.9	34.5
Total current liabilities	725.5	618.1
Long-term debt, net	5,015.0	4,983.5
Long-term operating lease liability	116.9	112.3
Long-term pension and benefits	87.4	91.3
Other noncurrent liabilities	78.0	80.5
Commitments and contingencies
Partners’ capital:
Common unitholders (203.0 units and 202.1 units outstanding at December 31, 2022 and March 31, 2023, respectively)	1,778.8	1,774.0
Accumulated other comprehensive loss	(93.9)	(92.6)
Total partners’ capital	1,684.9	1,681.4
Total liabilities and partners’ capital	$7,707.7	$7,567.1

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2022	2023
Operating Activities:
Net income	$165.5	$273.9
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(3.5)	—
Depreciation, amortization and impairment expense	57.7	56.4
Gain on disposition of assets	(0.2)	—
Earnings of non-controlled entities	(35.4)	(26.2)
Distributions from operations of non-controlled entities	38.4	38.1
Equity-based incentive compensation expense	14.4	6.4
Settlement cost, amortization of prior service credit and actuarial loss	1.2	0.4
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	5.0	68.5
Inventories	(27.1)	29.6
Accounts payable	(9.3)	0.2
Accrued payroll and benefits	(31.0)	(34.0)
Accrued interest payable	(9.0)	(9.0)
Accrued taxes other than income	(24.8)	(29.4)
Accrued product liabilities	(26.9)	(47.0)
Deferred revenue	13.9	5.7
Other current and noncurrent assets and liabilities	(36.3)	17.9
Net cash provided by operating activities of continuing operations	92.6	351.5
Net cash provided by operating activities of discontinued operations	7.8	—
Net cash provided by operating activities	100.4	351.5
Investing Activities:
Additions to property, plant and equipment, net(1)	(44.9)	(44.0)
Proceeds from disposition of assets	0.2	—
Investments in non-controlled entities	(0.8)	—
Net cash used by investing activities of continuing operations	(45.5)	(44.0)
Net cash used by investing activities of discontinued operations	(1.1)	—
Net cash used by investing activities	(46.6)	(44.0)
Financing Activities:
Distributions paid	(220.6)	(213.0)
Repurchases of common units, net(2)	(50.0)	(47.5)
Net commercial paper borrowings (payments)	228.0	(32.0)
Payments associated with settlement of equity-based incentive compensation	(8.9)	(9.9)
Net cash used by financing activities	(51.5)	(302.4)
Change in cash, cash equivalents and restricted cash	2.3	5.1
Cash, cash equivalents and restricted cash at beginning of period	9.0	6.9
Cash, cash equivalents and restricted cash at end of period	$11.3	$12.0

Supplemental non-cash investing and financing activities:
(1) Additions to property, plant and equipment	$(39.4)	$(46.2)
Changes in current liabilities related to capital expenditures	(5.5)	2.2
Additions to property, plant and equipment, net	$(44.9)	$(44.0)

(2) Repurchases of common units	$(50.0)	$(64.3)
Changes in accounts payable related to repurchases of common units	—	16.8
Repurchases of common units, net	$(50.0)	$(47.5)
See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited, in millions)

	Common Unitholders	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance, January 1, 2022	$2,054.8	$(155.0)	$1,899.8
Comprehensive income:
Net income	165.5	—	165.5
Total other comprehensive income	—	2.1	2.1
Total comprehensive income	165.5	2.1	167.6
Distributions	(220.6)	—	(220.6)
Repurchases of common units	(50.0)	—	(50.0)
Equity-based incentive compensation expense	14.4	—	14.4
Issuance of common units in settlement of equity-based incentive plan awards	0.7	—	0.7
Payments associated with settlement of equity-based incentive compensation	(8.9)	—	(8.9)
Other	(0.3)	—	(0.3)
Three Months Ended March 31, 2022	$1,955.6	$(152.9)	$1,802.7

Balance, January 1, 2023	$1,778.8	$(93.9)	$1,684.9
Comprehensive income:
Net income	273.9	—	273.9
Total other comprehensive income	—	1.3	1.3
Total comprehensive income	273.9	1.3	275.2
Distributions	(213.0)	—	(213.0)
Repurchases of common units	(64.3)	—	(64.3)
Equity-based incentive compensation expense	6.4	—	6.4
Issuance of common units in settlement of equity-based incentive plan awards	2.3	—	2.3
Payments associated with settlement of equity-based incentive compensation	(9.9)	—	(9.9)
Other	(0.2)	—	(0.2)
Three Months Ended March 31, 2023	$1,774.0	$(92.6)	$1,681.4

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

Description of Business

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of March 31, 2023, our asset portfolio consisted of:

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

•transmix is a mixture that forms when different refined products are transported in pipelines. Transmix is fractionated and blended into usable refined products; and

•LPGs are liquids produced as by-products of the crude oil refining process and in connection with crude oil and natural gas production. LPGs include gas liquids such as butane, natural gasoline and propane.

We use the term petroleum products to describe any, or a combination, of the above-noted products. In addition, we handle, store and distribute renewable fuels, such as ethanol, biodiesel and renewable diesel.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of Presentation

In the opinion of management, our accompanying consolidated financial statements which are unaudited, except for the consolidated balance sheet as of December 31, 2022, which is derived from our audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2023, the results of operations for the three months ended March 31, 2022 and 2023 and cash flows for the three months ended March 31, 2022 and 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 for several reasons. Profits from our gas liquids blending activities are realized largely during the first and fourth quarters of each year. Additionally, gasoline demand, which drives transportation volumes and revenues on our refined products pipeline system, generally trends higher during the summer driving months. Further, the volatility of commodity prices impacts the profits from our commodity activities and the volume of petroleum products we transport on our pipelines.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements in this report have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Significant Accounting Polices

In addition to our significant accounting policies disclosed in Part II, Item 8 – Financial Statements and Supplementary Data of our Annual Report on Form 10-K, we add the following descriptions of cost of product sales and operating expenses.

Cost of Product Sales. Cost of product sales includes costs associated with the purchase of petroleum products, transportation and storage expenses, renewable fuel standard expenses, gains or losses on hedges for product purchases, and costs related to our blending and fractionating activities including compensation, utilities and power and depreciation.

Operating Expenses. Operating expenses principally include costs associated with asset maintenance, compensation, utilities and power, materials and supplies, environmental remediation, product overages and shortages, property tax, and insurance.

Discontinued Operations

In June 2022, we completed the sale of the independent terminals network comprised of 26 refined petroleum products terminals in the southeastern U.S. to Buckeye Partners, L.P. (“Buckeye”). For the prior periods impacted, the related results of operations, financial position and cash flows have been classified as discontinued operations (see Note 2 – Discontinued Operations for additional details). Additionally, the Notes to the Consolidated Financial Statements relate to continuing operations with the exception of Note 9 Employee Benefit Plans, which includes the impact of discontinued operations for the 2022 period.

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
2.Discontinued Operations

Summarized Results of Discontinued Operations

The following table provides the summarized results that have been presented as discontinued operations in the consolidated statements of income for the three months ended March 31, 2022 (in millions):

March 31, 2022
Transportation and terminals revenue	$12.1
Product sales revenue	6.3
Total revenue	18.4
Costs and expenses:
Operating	3.8
Cost of product sales	10.5
General and administrative	0.6
Total costs and expenses	14.9
Income from discontinued operations	$3.5
Summarized Assets and Liabilities of Discontinued Operations

Subsequent to the sale of the independent terminals network on June 8, 2022, no assets or liabilities were classified as held for sale in relation to discontinued operations.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.Segment Disclosures

Our reportable segments are strategic business units that offer different products and services. Our segments are managed separately because each segment requires different marketing strategies and business knowledge. Management evaluates performance based on segment operating margin, which includes revenue from affiliates and third-party customers, intersegment transactions, operating expenses, cost of product sales, other operating (income) expense and earnings of non-controlled entities.
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

	Three Months Ended March 31, 2022
	(in millions)
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$309.5	$114.7	$(1.3)	$422.9
Product sales revenue	241.6	4.5	—	246.1
Affiliate management fee revenue	1.8	3.9	—	5.7
Total revenue	552.9	123.1	(1.3)	674.7
Operating expenses	88.2	38.8	(2.8)	124.2
Cost of product sales	233.1	10.3	—	243.4
Other operating (income) expense	(0.1)	2.1	—	2.0
Earnings of non-controlled entities	(3.7)	(31.7)	—	(35.4)
Operating margin	235.4	103.6	1.5	340.5
Depreciation, amortization and impairment expense	39.6	16.6	1.5	57.7
G&A expense	45.7	17.1	—	62.8
Operating profit	$150.1	$69.9	$—	$220.0
Interest expense (net of interest income and interest capitalized)				56.8
Gain on disposition of assets				(0.2)
Other (income) expense				0.6
Income from continuing operations before provision for income taxes				$162.8

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2023
	(in millions)
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$332.0	$124.3	$(2.2)	$454.1
Product sales revenue	386.5	23.6	—	410.1
Affiliate management fee revenue	1.6	3.9	—	5.5
Total revenue	720.1	151.8	(2.2)	869.7
Operating expenses	95.6	42.1	(3.8)	133.9
Cost of product sales	307.1	13.0	—	320.1
Other operating (income) expense	(5.8)	—	—	(5.8)
Earnings of non-controlled entities	(13.6)	(12.6)	—	(26.2)
Operating margin	336.8	109.3	1.6	447.7
Depreciation, amortization and impairment expense	37.7	16.5	1.6	55.8
G&A expense	43.5	16.9	—	60.4
Operating profit	$255.6	$75.9	$—	$331.5
Interest expense (net of interest income and interest capitalized)				56.1
Other (income) expense				0.6
Income from continuing operations before provision for income taxes				$274.8

4. Revenue

Statements of Income Disclosures

The following tables provide details of our revenue disaggregated by key activities that comprise our performance obligations by operating segment (in millions):

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2022
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$213.3	$55.0	$—	$268.3
Terminalling	23.3	6.3	—	29.6
Storage	39.5	27.0	(1.3)	65.2
Ancillary services	27.6	7.9	—	35.5
Lease revenue	5.8	18.5	—	24.3
Transportation and terminals revenue	309.5	114.7	(1.3)	422.9
Product sales revenue	241.6	4.5	—	246.1
Affiliate management fee revenue	1.8	3.9	—	5.7
Total revenue	552.9	123.1	(1.3)	674.7
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue	(5.8)	(18.5)	—	(24.3)
(Gains) losses from futures contracts included in product sales revenue	108.2	8.2	—	116.4
Affiliate management fee revenue	(1.8)	(3.9)	—	(5.7)
Total revenue from contracts with customers under ASC 606	$653.5	$108.9	$(1.3)	$761.1

	Three Months Ended March 31, 2023
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$228.4	$58.3	$—	$286.7
Terminalling	31.0	18.0	—	49.0
Storage	37.8	25.0	(2.2)	60.6
Ancillary services	28.6	3.3	—	31.9
Lease revenue	6.2	19.7	—	25.9
Transportation and terminals revenue	332.0	124.3	(2.2)	454.1
Product sales revenue	386.5	23.6	—	410.1
Affiliate management fee revenue	1.6	3.9	—	5.5
Total revenue	720.1	151.8	(2.2)	869.7
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue	(6.2)	(19.7)	—	(25.9)
(Gains) losses from futures contracts included in product sales revenue	5.2	1.2	—	6.4
Affiliate management fee revenue	(1.6)	(3.9)	—	(5.5)
Total revenue from contracts with customers under ASC 606	$717.5	$129.4	$(2.2)	$844.7

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheet Disclosures

The following table summarizes our accounts receivable, contract assets and contract liabilities resulting from contracts with customers (in millions):

	December 31, 2022	March 31, 2023
Accounts receivable from contracts with customers	$217.0	$156.1
Contract assets	$10.1	$12.4
Contract liabilities	$112.7	$117.5

For the three months ended March 31, 2023, we recognized $72.3 million of transportation and terminals revenue that was recorded in deferred revenue as of December 31, 2022.
Unfulfilled Performance Obligations

The following table provides the aggregate amount of the transaction price allocated to our unfulfilled performance obligations (“UPOs”) as of March 31, 2023 by operating segment, including the range of years remaining on our contracts with customers and an estimate of revenues expected to be recognized over the next 12 months (dollars in millions):

	Refined Products	Crude Oil	Total
Balances at March 31, 2023	$2,119.3	$874.4	$2,993.7
Remaining terms	1 - 16 years	1 - 9 years
Estimated revenues from UPOs to be recognized in the next 12 months	$382.3	$235.2	$617.5
5.Investments in Non-Controlled Entities

Our equity investments in non-controlled entities at March 31, 2023 were comprised of:

Entity	Ownership Interest
BridgeTex Pipeline Company, LLC (“BridgeTex”)	30%
Double Eagle Pipeline LLC (“Double Eagle”)	50%
HoustonLink Pipeline Company, LLC (“HoustonLink”)	50%
MVP Terminalling, LLC (“MVP”)	25%
Powder Springs Logistics, LLC (“Powder Springs”)	50%
Saddlehorn Pipeline Company, LLC (“Saddlehorn”)	30%
Seabrook Logistics, LLC (“Seabrook”)	50%
Texas Frontera, LLC (“Texas Frontera”)	50%

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We serve as operator of BridgeTex, HoustonLink, MVP, Powder Springs, Saddlehorn, Texas Frontera and the pipeline activities of Seabrook. We receive fees for management services as well as reimbursement or payment to us for certain direct operational payroll and other overhead costs. The management fees we receive are reported as affiliate management fee revenue in our consolidated statements of income. Cost reimbursements we receive from these entities in connection with our operating services are included as reductions to costs and expenses in our consolidated statements of income and totaled $1.9 million and $2.3 million during the three months ended March 31, 2022 and 2023, respectively.

We recorded the following revenue and expense transactions from certain of these non-controlled entities in our consolidated statements of income (in millions):

	Three Months Ended March 31,
	2022	2023
Transportation and terminals revenue:
BridgeTex, pipeline capacity and storage	$11.0	$11.6
Double Eagle, throughput revenue	$0.7	$0.6
Saddlehorn, storage revenue	$0.6	$0.6
Operating expenses:
Seabrook, storage lease and ancillary services	$4.2	$5.0

Our consolidated balance sheets reflected the following balances related to transactions with our non-controlled entities (in millions):

	December 31, 2022
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable
BridgeTex	$4.8	$—	$3.1
Double Eagle	$0.2	$—	$—
HoustonLink	$—	$—	$0.3
MVP	$—	$0.6	$—
Saddlehorn	$—	$0.2	$—
Seabrook	$0.3	$—	$0.9

	March 31, 2023
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable
BridgeTex	$5.3	$—	$1.9
Double Eagle	$0.2	$—	$—
MVP	$—	$0.7	$—
Saddlehorn	$—	$0.2	$—
Seabrook	$0.3	$—	$3.4

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have a terminalling and storage contract with Seabrook for exclusive use of dedicated tankage that provides our customers with crude oil storage capacity and dock access for crude oil imports and exports on the Texas Gulf Coast as of March 31, 2023. (see Note 8 – Leases for more details regarding this lease).

We also made purchases of transmix from MVP totaling $5.1 million and $2.5 million during the three months ended March 31, 2022 and 2023, respectively.

The financial results from MVP, Powder Springs and Texas Frontera are included in our refined products segment and the financial results from BridgeTex, Double Eagle, HoustonLink, Saddlehorn and Seabrook are included in our crude oil segment, each as earnings of non-controlled entities.

A summary of our investments in non-controlled entities (representing only our proportionate interest) follows (in millions):

Investments at December 31, 2022	$894.0
Earnings of non-controlled entities:
Proportionate share of earnings	26.6
Amortization of excess investment and capitalized interest	(0.4)
Earnings of non-controlled entities	26.2
Less:
Distributions from operations of non-controlled entities	38.1
Investments at March 31, 2023	$882.1
6.Inventories

Inventories at December 31, 2022 and March 31, 2023 were as follows (in millions):

	December 31, 2022	March 31, 2023
Refined products	$150.2	$179.9
Transmix	91.1	59.4
LPGs	66.7	27.9
Crude oil	42.5	53.7
Additives	5.7	5.7
Total inventories	$356.2	$326.6

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.Debt
Long-term debt at December 31, 2022 and March 31, 2023 was as follows (in millions):

	December 31, 2022	March 31, 2023
Commercial paper	$32.0	$—
3.20% Notes due 2025	250.0	250.0
5.00% Notes due 2026	650.0	650.0
3.25% Notes due 2030	500.0	500.0
6.40% Notes due 2037	250.0	250.0
4.20% Notes due 2042	250.0	250.0
5.15% Notes due 2043	550.0	550.0
4.20% Notes due 2045	250.0	250.0
4.25% Notes due 2046	500.0	500.0
4.20% Notes due 2047	500.0	500.0
4.85% Notes due 2049	500.0	500.0
3.95% Notes due 2050	800.0	800.0
Face value of long-term debt	5,032.0	5,000.0
Unamortized debt issuance costs(1)	(35.3)	(34.8)
Net unamortized debt premium(1)	18.3	18.3
Long-term debt, net	$5,015.0	$4,983.5

(1)        Debt issuance costs and note discounts and premiums are being amortized or accreted to the applicable notes over the respective lives of those notes.

All of the instruments detailed in the table above are senior indebtedness.

Other Debt

Revolving Credit Facility. At March 31, 2023, the total borrowing capacity under our revolving credit facility was $1.0 billion, of which $88.1 million matures in May 2024 and the remaining $911.9 million matures in November 2027. Any borrowings outstanding under this facility are classified as long-term debt in our consolidated balance sheets. Borrowings under the facility are unsecured and bear interest at Term SOFR and a credit spread adjustment of 0.10% plus a spread ranging from 0.875% to 1.500% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate between 0.075% and 0.200% depending on our credit ratings. The unused commitment fee was 0.125% at March 31, 2023. Borrowings under this facility may be used for general purposes, including capital expenditures. As of December 31, 2022 and March 31, 2023, there were no borrowings outstanding under this facility and $3.5 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt in our consolidated balance sheets, but decrease our borrowing capacity under this facility.

Our revolving credit facility requires us to maintain a specified ratio of consolidated debt to EBITDA (as defined in the credit agreement) of no greater than 5.0 to 1.0. In addition, the revolving credit facility and the indentures under which our senior notes were issued contain covenants that limit our ability to, among other things, incur indebtedness secured by certain liens or encumber our assets, engage in certain sale-leaseback transactions and consolidate, merge or dispose of all or substantially all of our assets. We were in compliance with these covenants as of and during the three months ended March 31, 2023.

Commercial Paper Program. We have a commercial paper program under which we may issue commercial paper notes in an amount up to the available capacity under our $1.0 billion revolving credit facility. The maturities

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the commercial paper notes vary, but may not exceed 397 days from the date of issuance. Because the commercial paper we can issue is limited to amounts available under our revolving credit facility, amounts outstanding under the program are classified as long-term debt. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. There were no borrowings outstanding at March 31, 2023. The weighted average interest rate for commercial paper borrowings based on the number of days outstanding was 4.7% for the three months ended March 31, 2023.
8.Leases

As of March 31, 2023, we have a terminalling and storage contract with Seabrook for our exclusive use of dedicated tankage that provides our customers with crude oil storage capacity and dock access for crude oil imports and exports on the Texas Gulf Coast.

The following tables provide information about our third-party and Seabrook operating leases (in millions):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2023
	Third-Party Leases	Seabrook Lease	All Leases	Third-Party Leases	Seabrook Lease	All Leases
Total lease expense	$6.2	$4.2	$10.4	$6.4	$5.0	$11.4

	December 31, 2022			March 31, 2023
	Third-Party Leases	Seabrook Lease	All Leases	Third-Party Leases	Seabrook Lease	All Leases
Current lease liability	$21.2	$9.8	$31.0	$21.3	$9.8	$31.1
Long-term lease liability	$82.1	$34.8	$116.9	$79.6	$32.7	$112.3
Right-of-use asset	$104.9	$44.5	$149.4	$100.4	$42.5	$142.9

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.Employee Benefit Plans

We sponsor a defined contribution plan in which we match our employees’ qualifying contributions, resulting in additional expense to us. Expenses related to the defined contribution plan were $4.1 million and $4.2 million for the three months ended March 31, 2022 and 2023, respectively.
In addition, we sponsor two pension plans, including one for non-union employees and one that covers union employees, and a postretirement benefit plan for certain employees. Net periodic benefit expense for the three months ended March 31, 2022 and 2023 were as follows (in millions):

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2023
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$7.1	$0.1	$4.5	$0.1
Interest cost	2.7	0.1	3.3	0.1
Expected return on plan assets	(3.4)	—	(3.1)	—
Amortization of actuarial loss	1.1	0.1	0.4	—
Net periodic benefit cost	$7.5	$0.3	$5.1	$0.2

The service component of our net periodic benefit costs is presented in operating expenses and G&A expenses, and the non-service components are presented in other (income) expense in our consolidated statements of income.

The changes in accumulated other comprehensive loss (“AOCL”) related to employee benefit plan assets and benefit obligations for the three months ended March 31, 2022 and 2023 were as follows (in millions):

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2023
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(92.8)	$(10.7)	$(42.2)	$(3.7)
Recognition of actuarial loss amortization in income	1.1	0.1	0.4	—
Ending balance	$(91.7)	$(10.6)	$(41.8)	$(3.7)

Contributions estimated to be paid into the plans in 2023 are $17.7 million and $0.8 million for the pension plans and other postretirement benefit plan, respectively.
10.Long-Term Incentive Plan

The compensation committee of our board administers our long-term incentive plan (“LTIP”) covering certain of our employees and the independent directors of our board. The LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate payout of 13.7 million of our common units. The estimated units remaining available under the LTIP at March 31, 2023 totaled approximately 1.4 million.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity-based incentive compensation expense for the three months ended March 31, 2022 and 2023, primarily recorded as G&A expense on our consolidated statements of income, was as follows (in millions):

	Three Months Ended March 31,
	2022	2023
Performance-based awards	$8.0	$4.7
Time-based awards	6.4	1.7
Total	$14.4	$6.4

On February 8, 2023, 487,369 unit awards were granted pursuant to our LTIP. These awards included both performance-based and time-based awards and have a three-year vesting period that will end on December 31, 2025.

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
11.Derivative Financial Instruments

Commodity Derivatives

Our open futures contracts at March 31, 2023 were as follows:

Type of Contract/Accounting Methodology	Product Represented by the Contract and Associated Barrels	Maturity Dates
Commodity derivatives contract - Economic hedges	4.1 million barrels of refined products and crude oil	Between April 2023 and December 2023
Commodity derivatives contract - Economic hedges	0.8 million barrels of gas liquids	Between April 2023 and December 2023

Commodity Derivatives Contracts and Deposits Offsets

At December 31, 2022 and March 31, 2023, we had made margin deposits of $14.8 million and $18.5 million, respectively, for our commodity derivatives contracts with our counterparties, which were recorded as current assets under commodity derivatives deposits in our consolidated balance sheets. We have the right to offset the combined fair values of our open derivatives contracts against our margin deposits under a master netting arrangement for each counterparty; however, we have elected to present the combined fair values of our open derivatives contracts separately from the related margin deposits in our consolidated balance sheets. Additionally, we have the right to offset the fair values of our derivatives contracts together for each counterparty, which we have elected to do, and we report the combined net balances on our consolidated balance sheets. A schedule of the derivative amounts we

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

have offset and the deposit amounts we could offset under master netting arrangements are provided below as of December 31, 2022 and March 31, 2023 (in millions):

Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Assets Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheets	Net Asset Amount(1)
As of December 31, 2022	$(18.2)	$9.3	$(8.9)	$14.8	$5.9
As of March 31, 2023	$(9.1)	$5.5	$(3.6)	$18.5	$14.9

(1) Amount represents the maximum loss we would incur if all of our counterparties failed to perform on their derivative contracts.

Impact of Derivatives on Our Financial Statements

Comprehensive Income

The changes in derivative activity included in AOCL for the three months ended March 31, 2022 and 2023 were as follows (in millions):

	Three Months Ended
	March 31,
Derivative Losses Included in AOCL	2022	2023
Beginning balance	$(51.5)	$(48.0)
Reclassification of net loss on cash flow hedges to income	0.9	0.9
Ending balance	$(50.6)	$(47.1)

The following is a summary of the effect on our consolidated statements of income for the three months ended March 31, 2022 and 2023 of derivatives that were designated as cash flow hedges (in millions):

	Interest Rate Contracts
	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Three Months Ended March 31, 2022 and 2023	Interest expense	$(0.9)

As of March 31, 2023, the net loss estimated to be classified to interest expense over the next twelve months from AOCL is approximately $3.5 million. This amount relates to the amortization of losses on interest rate contracts over the life of the related debt instruments.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of the effect on our consolidated statements of income for the three months ended March 31, 2022 and 2023 of derivatives that were not designated as hedging instruments (in millions):

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended
	Location of Gain (Loss) Recognized on Derivatives	March 31,
Derivative Instrument		2022	2023
Commodity derivatives contracts	Product sales revenue	$(116.4)	$6.4
Commodity derivatives contracts	Cost of product sales	8.6	0.8
Basis derivative agreement	Other operating income (expense)	(2.1)	—
	Total	$(109.9)	$7.2
The impact of the derivatives in the above table was reflected as cash from operations on our consolidated statements of cash flows.

Balance Sheets
The following tables provide a summary of the fair value of derivatives, which are presented on a net basis in our consolidated balance sheets, that were not designated as hedging instruments as of December 31, 2022 and March 31, 2023 (in millions):

	December 31, 2022
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity derivatives contracts	Commodity derivatives contracts, net	$9.3	Commodity derivatives contracts, net	$18.2

	March 31, 2023
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity derivatives contracts	Commodity derivatives contracts, net	$5.5	Commodity derivatives contracts, net	$9.1
12.Fair Value

Fair Value Methods and Assumptions - Financial Assets and Liabilities

We used the following methods and assumptions in estimating the fair value of our financial assets and liabilities:

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

•Investment in Double Eagle. In December 2022, as a result of the non-renewal on existing terms of customer commitments that expire in 2023 and reduced demand for transportation of condensate from the Eagle Ford basin, we evaluated our investment in Double Eagle for an other-than-temporary impairment. The fair value was measured using an income approach and discounted cash flow analysis, which resulted in us recording a $58.4 million charge to earnings in 2022 to adjust the carrying value of our investment to fair value.

•Contractual obligations. These primarily included a long-term contractual obligation we entered into in connection with the 2020 sale of three marine terminals to a subsidiary of Buckeye. This obligation requires us to perform certain environmental remediation work on Buckeye’s behalf at the New Haven, Connecticut terminal. This contractual obligation was recorded at fair value in our consolidated balance sheets upon initial recognition and was calculated using our best estimate of potential outcome scenarios to determine our liability for the remediation costs required in this agreement.

•Debt. The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2022 and March 31, 2023; however, where recent observable market trades were not available, prices were determined using adjustments to the last traded value for that debt issuance or by adjustments to the prices of similar debt instruments of peer entities that are actively traded. The carrying amount of borrowings, if any, under our revolving credit facility and our commercial paper program approximates fair value due to the frequent repricing of these obligations.

Fair Value Measurements - Financial Assets and Liabilities

The following tables summarize the carrying amounts, fair values and fair value measurements recorded or disclosed as of December 31, 2022 and March 31, 2023 based on the three levels established by ASC 820, Fair Value Measurements and Disclosures (in millions):

Assets (Liabilities)			Fair Value Measurements as of December 31, 2022 using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives contracts	$(8.9)	$(8.9)	$1.4	$(10.3)	$—
Long-term receivables	$8.3	$8.3	$—	$—	$8.3
Contractual obligations	$(9.6)	$(9.6)	$—	$—	$(9.6)
Investment in Double Eagle	$11.8	$11.8	$—	$—	$11.8
Debt	$(5,015.0)	$(4,232.5)	$—	$(4,232.5)	$—

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets (Liabilities)			Fair Value Measurements as of March 31, 2023 using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives contracts	$(3.6)	$(3.6)	$(0.1)	$(3.5)	$—
Long-term receivables	$8.9	$8.9	$—	$—	$8.9
Contractual obligations	$(9.6)	$(9.6)	$—	$—	$(9.6)
Debt	$(4,983.5)	$(4,330.5)	$—	$(4,330.5)	$—
13.Commitments and Contingencies

Butane Blending Patent Infringement Proceeding

On October 4, 2017, Sunoco Partners Marketing & Terminals L.P. (“Sunoco”) brought an action for patent infringement in the U.S. District Court for the District of Delaware alleging Magellan and Powder Springs Logistics, LLC (“Powder Springs”) were infringing patents relating to butane blending. A trial concluded on December 6, 2021, at which the jury found Magellan and Powder Springs willfully infringed those patents. Based on the jury’s award and post-trial proceedings, the total amount awarded to Sunoco is approximately $23.0 million, plus post-judgment interest that continues to accrue. Sunoco and defendants, Magellan and Powder Springs, have appealed the final judgment of the trial court. The amounts we have accrued in relation to the claims represent our best estimate of probable damages, and although it is not possible to predict the ultimate outcome, we do not expect the final resolution of this matter to have a material adverse effect on our business.

Corpus Christi Terminal Personal Injury Proceeding

Ismael Garcia, Andrew Ramirez, and Jesus Juarez Quintero, et al. brought personal injury cases against Magellan and co-defendants Triton Industrial Services, LLC, Tidal Tank, Inc. and Cleveland Integrity Services, Inc. in Nueces County Court in Texas. The claims were originally brought in three different actions but were consolidated into a single case on March 2, 2021. Claims were asserted by or on behalf of seven individuals and certain beneficiaries. The seven individuals were employed by a contractor of Magellan and were injured, one fatally, as a result of a fire that occurred on December 5, 2020 while they were cleaning a tank at our Corpus Christi terminal. The plaintiffs are seeking damages of an undetermined amount. While the outcome cannot be predicted, we do not expect the final resolution of this matter to have a material adverse effect on our business.

Environmental Liabilities

Liabilities recognized for estimated environmental costs were $10.2 million at December 31, 2022 and $9.7 million at March 31, 2023. We have classified environmental liabilities as current or noncurrent based on management’s estimates regarding the timing of actual payments. Environmental expenses recognized as a result of changes in our environmental liabilities are included as operating expenses in our consolidated statements of income. Environmental expenses were $0.9 million and $0.3 million for the three months ended March 31, 2022 and 2023, respectively.

Other

In 2020, we entered into a long-term contractual obligation in connection with the sale of three marine terminals to Buckeye. This obligation requires us to perform certain environmental remediation work on Buckeye’s

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

behalf at the New Haven, Connecticut terminal. At December 31, 2022 and March 31, 2023, our balance sheet included a current liability of $0.6 million and a noncurrent liability of $8.2 million, reflecting the fair values of these obligations, respectively.

We have entered into an agreement to guarantee our 50% pro rata share, up to $50.0 million, of contractual obligations under the Powder Springs’ credit facility. As of December 31, 2022 and March 31, 2023, our consolidated balance sheets reflected a $0.8 million other current liability and a corresponding increase in our investment in non-controlled entities on our consolidated balance sheets to reflect the fair value of this guarantee.

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
14.Related Party Transactions

Stacy P. Methvin is an independent member of our board and also serves as a director of one of our customers. We received tariff, terminalling and other ancillary revenue from this customer of $15.1 million and $21.3 million for the three months ended March 31, 2022 and 2023, respectively. We recorded receivables of $6.8 million and $6.1 million from this customer at December 31, 2022 and March 31, 2023, respectively.

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

The following table details the changes in the number of our common units outstanding from December 31, 2022 through March 31, 2023:

Common units outstanding on December 31, 2022	203,033,837
Units repurchased during 2023	(1,198,222)
January 2023—Settlement of employee LTIP awards	223,168
During 2023—Other(1)	36,817
Common units outstanding on March 31, 2023	202,095,600

(1) Common units issued to settle the equity-based retainers paid to independent directors of our board.

Distributions

Distributions we paid during 2022 and 2023 were as follows (in millions, except per unit amounts):

Payment Date	Per Unit Distribution Amount	Total Distribution
2/14/2022	$1.0375	$220.6
5/13/2022	1.0375	219.5
8/12/2022	1.0375	215.2
11/14/2022	1.0475	214.7
Total	$4.1600	$870.0

2/14/2023	$1.0475	$213.0
5/15/2023(1)	1.0475	211.7
Total	$2.0950	$424.7

(1) Our board declared this distribution in April 2023 to be paid on May 15, 2023 to unitholders of record at the close of business on May 8, 2023. The estimated total distribution is based upon the number of common units currently outstanding.
16.Subsequent Events

Recognizable events

No recognizable events occurred subsequent to March 31, 2023.

Non-recognizable events

Distribution. In April 2023, our board declared a quarterly distribution of $1.0475 per unit for the period of January 1, 2023 through March 31, 2023. This quarterly distribution will be paid on May 15, 2023 to unitholders of record on May 8, 2023.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a publicly traded limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of March 31, 2023, our asset portfolio consisted of:
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

The following discussion provides an analysis of the results for each of our operating segments, an overview of our liquidity and capital resources and other items related to our partnership. The following discussion and analysis should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Developments

Distribution. In April 2023, our board declared a quarterly distribution of $1.0475 per unit for the period of January 1, 2023 through March 31, 2023. This quarterly distribution will be paid on May 15, 2023 to unitholders of record on May 8, 2023.

Results of Operations

We believe that investors benefit from having access to the same financial measures utilized by management. Operating margin, which is presented in the following table, is an important measure used by management to evaluate the economic performance of our core operations. Operating margin is not a U.S. generally accepted accounting principles (“GAAP”) measure, but the components of operating margin are computed using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating profit, which is its nearest comparable GAAP financial measure, is included in the following table. Operating profit includes expense items, such as depreciation, amortization and impairment expense and general and administrative (“G&A”) expense, which management does not focus on when evaluating the core profitability of our operating segments. Additionally, we include product margin in this table, which is calculated as product sales revenue less cost of product sales, and is synonymous with the GAAP measure gross margin. Management primarily uses product margin to evaluate the profitability of our commodity related activities.

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2023

	Three Months Ended March 31,		Variance Favorable (Unfavorable)
	2022	2023	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$309.5	$332.0	$22.5	7
Crude oil	114.7	124.3	9.6	8
Intersegment eliminations	(1.3)	(2.2)	(0.9)	(69)
Total transportation and terminals revenue	422.9	454.1	31.2	7
Affiliate management fee revenue	5.7	5.5	(0.2)	(4)
Operating expenses:
Refined products	88.2	95.6	(7.4)	(8)
Crude oil	38.8	42.1	(3.3)	(9)
Intersegment eliminations	(2.8)	(3.8)	1.0	36
Total operating expenses	124.2	133.9	(9.7)	(8)
Product margin:
Product sales revenue	246.1	410.1	164.0	67
Cost of product sales	243.4	320.1	(76.7)	(32)
Product margin	2.7	90.0	87.3	3,233
Other operating income (expense)	(2.0)	5.8	7.8	n/a
Earnings of non-controlled entities	35.4	26.2	(9.2)	(26)
Operating margin	340.5	447.7	107.2	31
Depreciation, amortization and impairment expense	57.7	55.8	1.9	3
G&A expense	62.8	60.4	2.4	4
Operating profit	220.0	331.5	111.5	51
Interest expense (net of interest income and interest capitalized)	56.8	56.1	0.7	1
Gain on disposition of assets	(0.2)	—	(0.2)	(100)
Other (income) expense	0.6	0.6	—	—
Income from continuing operations before provision for income taxes	162.8	274.8	112.0	69
Provision for income taxes	0.8	0.9	(0.1)	(13)
Income from continuing operations	162.0	273.9	111.9	69
Income from discontinued operations	3.5	—	(3.5)	(100)
Net income	$165.5	$273.9	$108.4	65

Operating Statistics
Refined products:
Transportation revenue per barrel shipped	$1.635	$1.864
Volume shipped (million barrels):
Gasoline	75.6	68.5
Distillates	47.6	46.9
Aviation fuel	7.4	8.8
LPGs	0.6	—
Total volume shipped	131.2	124.2
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped(1)	$0.843	$0.604
Volume shipped (million barrels)(1)	41.9	64.1
Terminal average utilization (million barrels per month)	25.2	23.4
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(2)	25.5	12.8
Saddlehorn - volume shipped (million barrels)(2)	20.0	21.8

(1) Includes shipments related to our crude oil marketing activities.
(2) These volumes reflect the total shipments for these joint venture pipelines, which are owned 30% by us.

Transportation and terminals revenue increased $31.2 million primarily resulting from:
•an increase in refined products revenue of $22.5 million primarily due to higher average tariff rates. The higher rates were largely the result of our 6% average mid-year 2022 tariff increase as well as a higher proportion of long-haul shipments, which move at higher rates, as customers took advantage of the extensive connectivity of our pipeline system to overcome various supply disruptions in the Midcontinent and West Texas regions of the U.S. in the current period. Decreased transportation volumes mainly resulted from lower shipments on our South Texas pipeline segment, which move at lower rates, due to third-party supply disruptions in first quarter 2023; and
•an increase in crude oil revenue of $9.6 million primarily due to higher overall transportation volumes on our Houston distribution system, which move at a lower average rate, and an increase in dock fee revenue related to higher throughput in the current period.
Operating expenses increased $9.7 million primarily resulting from:
•an increase in refined products expenses of $7.4 million primarily due to less favorable product overages (which reduce operating expenses) and higher compensation costs in the current period; and
•an increase in crude oil expenses of $3.3 million primarily due to higher integrity spending related to the timing of maintenance work and higher rental costs for incremental capacity necessary to access more volume.

Product margin increased $87.3 million primarily due to improved margins and higher sales volumes on our blending activities, additional crude oil marketing opportunities and recognition of gains on futures contracts in the current period versus losses in the prior year.
Other operating income was $7.8 million favorable primarily due to the sale of air emission credits in the current period.
Earnings of non-controlled entities decreased $9.2 million primarily due to decreased contributions from BridgeTex resulting from lower shipments and less deficiency revenue recognized in the current period. This amount was partially offset by higher Powder Springs earnings due to incremental blending margins and higher sales volumes as well as recognition of gains on futures contracts in the current period versus losses in the prior year.
Depreciation, amortization and impairment expense decreased $1.9 million primarily due to the timing of asset retirements.
G&A expense decreased $2.4 million primarily due to expenses related to the retirement agreement for our former chief executive officer in 2022, mostly offset by higher compensation and increased technology costs in the first quarter of 2023.
Interest expense, net of interest income and interest capitalized, decreased $0.7 million. Our weighted average debt outstanding was $5.1 billion in first quarter 2023 compared to $5.3 billion in first quarter 2022. The weighted average interest rate was 4.5% in first quarter 2023 compared to 4.2% in first quarter 2022.

Income from discontinued operations decreased by $3.5 million due to the sale of our independent terminals network in second quarter 2022.

Adjusted EBITDA, Distributable Cash Flow and Free Cash Flow

In the following tables, we present the financial measures of adjusted EBITDA, distributable cash flow (“DCF”) and free cash flow (“FCF”), which are non-GAAP measures. For the prior periods impacted, these measures include the results of our discontinued operations.

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

FCF is a financial metric used by many investors and others in the financial community to measure the amount of cash generated by a company during a period after accounting for all investing activities, including both maintenance and expansion capital spending, as well as proceeds from divestitures. We believe FCF is important to the financial community as it reflects the amount of cash available for distributions, additional expansion capital opportunities, equity repurchases, debt reduction or other partnership uses. A reconciliation of FCF to net cash provided by operating activities, which is the nearest comparable GAAP measure, is included in the subsequent table below.

Since the non-GAAP measures presented here include adjustments specific to us, they may not be comparable to similarly-titled measures of other companies.

Adjusted EBITDA, DCF and FCF are non-GAAP measures. A reconciliation of each of these measures to net income for the three months ended March 31, 2022 and 2023 is as follows (in millions):

	Three Months Ended March 31,
	2022	2023
Net income	$165.5	$273.9
Interest expense, net	56.8	56.1
Depreciation, amortization and impairment(1)	57.7	56.4
Equity-based incentive compensation(2)	5.5	(3.5)
Gain on disposition of assets(3)	(0.2)	—
Commodity-related adjustments:
Derivative (gains) losses recognized in the period associated with future transactions(4)	56.7	(0.6)
Derivative gains (losses) recognized in previous periods associated with transactions completed in the period(4)	(11.2)	(5.8)
Inventory valuation adjustments(5)	2.8	(6.4)
Total commodity-related adjustments	48.3	(12.8)
Distributions from operations of non-controlled entities in excess of earnings	3.0	11.9
Adjusted EBITDA	336.6	382.0
Interest expense, net, excluding debt issuance cost amortization	(56.0)	(55.2)
Maintenance capital(6)	(15.2)	(14.2)
Distributable cash flow	$265.4	$312.6
Expansion capital(7)	(26.1)	(32.0)
Proceeds from disposition of assets(3)	0.2	—
Free cash flow	$239.5	$280.6
Distributions paid(8)	(220.6)	(213.0)
Free cash flow after distributions	$18.9	$67.6

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
(7) Includes additions to property, plant and equipment (excluding maintenance capital and capital-related changes in current liabilities), acquisitions and investments in non-controlled entities, net of distributions from returns of investments in non-controlled entities and deposits from undivided joint interest third parties.
(8) We paid cash distributions of $1.0375 and $1.0475 per unit during first quarter 2022 and 2023, respectively. Distributions paid declined between years because of lower units outstanding as a result of our equity repurchase program, with 212.6 million and 203.3 million units eligible for distributions during the respective periods.

A reconciliation of FCF to net cash provided by operating activities for the three months ended March 31, 2022 and 2023 is as follows (in millions):

	Three Months Ended March 31,
	2022	2023
Net cash provided by operating activities	$100.4	$351.5
Changes in operating assets and liabilities	145.5	(2.5)
Net cash used by investing activities	(46.6)	(44.0)
Payments associated with settlement of equity-based incentive compensation	(8.9)	(9.9)
Settlement cost, amortization of prior service credit and actuarial loss	(1.2)	(0.4)
Changes in accrued capital items	5.5	(2.2)
Commodity-related adjustments(1)	48.3	(12.8)
Other	(3.5)	0.9
Free cash flow	$239.5	$280.6
Distributions paid	(220.6)	(213.0)
Free cash flow after distributions	$18.9	$67.6

(1) Please refer to the preceding table for a description of these commodity-related adjustments.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Operating Activities. Net cash provided by operating activities was $100.4 million and $351.5 million for the three months ended March 31, 2022 and 2023, respectively. The $251.1 million increase in 2023 was due to changes in our operating assets and liabilities (as described below) and higher net income as previously described.

The changes in operating assets and liabilities decreased cash from operating activities by $145.5 million for the three months ended March 31, 2022 and increased cash from operating activities by $2.5 million for the three months ended March 31, 2023. This change is due primarily to changes in accounts receivable, which vary from period to period with changes in commodity prices and the timing of product sales, and changes in inventories, primarily due to higher commodity prices in 2022 and lower volumes in 2023.
Investing Activities. Net cash used by investing activities for the three months ended March 31, 2022 and 2023 was $46.6 million and $44.0 million, respectively, including $44.9 million and $44.0 million used for capital expenditures for those same periods in 2022 and 2023, respectively.
Financing Activities. Net cash used by financing activities for the three months ended March 31, 2022 and 2023 was $51.5 million and $302.4 million, respectively. During the 2023 period, we paid distributions of $213.0 million to our unitholders and repurchased common units for $47.5 million. Additionally, we made net commercial paper payments of $32.0 million. During the 2022 period, we paid distributions of $220.6 million to our unitholders and repurchased common units for $50.0 million. Additionally, we had net commercial paper borrowings of $228.0 million.
The quarterly distribution amount related to first quarter 2023 earnings is $1.0475 per unit (to be paid in second quarter 2023). If we were to continue paying distributions at this level on the number of common units currently outstanding, total distributions of approximately $847 million would be paid to our unitholders related to 2023 earnings. Management believes we will have sufficient DCF to fund these distributions.

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

For the three months ended March 31, 2023, our maintenance capital spending was $14.2 million. For all of 2023, we expect to spend approximately $90.0 million on maintenance capital.

During the first three months of 2023, we spent $32.0 million for our expansion capital projects. Based on the progress of projects already committed, we expect to spend a total of approximately $120.0 million in 2023 and $40.0 million in 2024 to complete our current slate of expansion capital projects.

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

Off-Balance Sheet Arrangements

None.

Other Items

Proposed Regulations. Governments continue to introduce new rules and regulations that could increase the costs of or reduce demand for our goods and services. For example, on April 12, 2023, the U.S. Environmental Protection Agency (“EPA”) proposed two new sets of regulations designed to accelerate the conversion from internal combustion vehicles to electric vehicles. The first proposed rule, which covers light-duty cars and trucks, would require a reduction in fleet average carbon dioxide emissions by roughly half, which the EPA projects would lead to 67% of light -duty vehicles sold in 2032 to be electric only. The second proposed rule, which covers heavy-duty vehicles, is estimated by the EPA to result in half of new vocational vehicles and 25% of long-haul vehicles sold in 2032 to be electric. Both proposed rules are subject to public comment, agency amendments and potential litigation.

Pipeline Tariff Changes. The tariff rates on approximately 30% of our refined products shipments are regulated by the FERC primarily through an annual inflation-based index methodology, and nearly all the remaining rates are adjustable at our discretion based on market factors. Based on the latest preliminary PPI-FG estimate for 2022, the ceiling level for our index-based rates will increase by 13.3% in July 2023. While we continue to evaluate changes to our tariffs, based on our most recent analyses we currently expect to increase our refined products rates by an average of approximately 11% on July 1, 2023. Most of the tariffs on our long-haul crude oil pipelines are established at negotiated rates that generally provide for annual adjustments in line with changes in the FERC index, subject to certain modifications. We currently expect to increase the rates on our long-haul crude oil pipelines between 2% and 5% in July 2023.

Leadership Changes. James R. Hoskin was elected by our board as Senior Vice President of Operations in February 2023. Mr. Hoskin served as Vice President of Operations since 2021 and various positions of increasing responsibilities in operations and engineering and construction since joining us in 2007.

Commodity Derivative Agreements. Certain of our business activities result in our owning various commodities, which exposes us to commodity price risk. We use forward physical commodity contracts and derivative instruments to hedge against changes in prices of commodities that we expect to sell or purchase in future periods.

See Item 3. Quantitative and Qualitative Disclosures about Market Risk for further information regarding the quantities of refined products and crude oil hedged at March 31, 2023 and the fair value of open hedge contracts at that date.

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

Forward physical contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of March 31, 2023, we had commitments under forward purchase and sale contracts as follows (in millions):

	Total	2023	2024-2027	Beyond 2027
Forward purchase contracts – notional value	$389.8	$163.5	$135.0	$91.3
Forward purchase contracts – barrels	9.3	2.9	3.7	2.7
Forward sales contracts – notional value	$98.1	$98.1	$—	$—
Forward sales contracts – barrels	1.2	1.2	—	—
We generally use derivative instruments including exchange-traded futures contracts and over-the-counter forward contracts to hedge against changes in the price of petroleum products we expect to sell or purchase. We did not elect hedge accounting treatment under Accounting Standards Codification 815, Derivatives and Hedging for our open contracts and as a result we accounted for these contracts as economic hedges, with changes in fair value recognized currently in earnings. The fair value of these open contracts, representing 4.1 million barrels of petroleum products we expect to sell and 0.8 million barrels of gas liquids we expect to purchase, was a net liability of $3.6 million as of March 31, 2023. With respect to these contracts, a $10.00 per barrel increase (decrease) in the prices of petroleum products we expect to sell would result in a $41.0 million decrease (increase) in our operating profit, while a $10.00 per barrel increase (decrease) in the price of gas liquids we expect to purchase would result in a $8.0 million increase (decrease) in our operating profit. These increases or decreases in operating profit would be substantially offset by higher or lower product sales revenue or cost of product sales when the physical sale or purchase of those products occurs, respectively. These contracts may be for the purchase or sale of products in markets different from those in which we are attempting to hedge our exposure, and the related hedges may not eliminate all price risks.
Interest Rate Risk
Our use of variable rate debt and any future issuances of fixed rate debt expose us to interest rate risk. As of March 31, 2023, we had no variable rate commercial paper outstanding.

ITEM 4.CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. We performed this evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Butane Blending Patent Infringement Proceeding. On October 4, 2017, Sunoco Partners Marketing & Terminals L.P. (“Sunoco”) brought an action for patent infringement in the U.S. District Court for the District of Delaware alleging Magellan and Powder Springs Logistics, LLC (“Powder Springs”) were infringing patents relating to butane blending. A trial concluded on December 6, 2021, at which the jury found Magellan and Powder Springs willfully infringed those patents. Based on the jury’s award and post-trial proceedings, the total amount awarded to Sunoco is approximately $23.0 million, plus post-judgment interest that continues to accrue. Sunoco and defendants, Magellan and Powder Springs, have appealed the final judgment of the trial court. The amounts we have accrued in relation to the claims represent our best estimate of probable damages, and although it is not possible to predict the ultimate outcome, we do not expect the final resolution of this matter to have a material adverse effect on our business.

Corpus Christi Terminal Personal Injury Proceeding. Ismael Garcia, Andrew Ramirez, and Jesus Juarez Quintero, et al. brought personal injury cases against Magellan and co-defendants Triton Industrial Services, LLC, Tidal Tank, Inc. and Cleveland Integrity Services, Inc. in Nueces County Court in Texas. The claims were originally brought in three different actions but were consolidated into a single case on March 2, 2021. Claims were asserted by or on behalf of seven individuals and certain beneficiaries. The seven individuals were employed by a contractor of Magellan and were injured, one fatally, as a result of a fire that occurred on December 5, 2020 while they were cleaning a tank at our Corpus Christi terminal. The plaintiffs are seeking damages of an undetermined amount. While the outcome cannot be predicted, we do not expect the final resolution of this matter to have a material adverse effect on our business.

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

ITEM 1A.RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition or operating results.

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

The table below reflects our common units repurchased during 2023.

Period	Total Number of Common Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Units That May Yet Be Purchased under the Program (in millions)(1)
January 1-31, 2023	—	$—	—	$—
February 1-28, 2023	—	$—	—	$—
March 1-31, 2023	1,198,222	$53.65	1,198,222	$163.4
Year-to-Date 2023	1,198,222	$53.65	1,198,222

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
Magellan Midstream Holdings GP, LLC Executive Severance Pay Plan and Summary Plan Description, amended and restated effective January 24, 2023. (filed as Exhibit 10(p) to Form 10-K filed February 21, 2023)

Exhibit 31.1	—	Certification of Aaron L. Milford, principal executive officer.

Exhibit 31.2	—	Certification of Jeff L. Holman, principal financial officer.

Exhibit 32.1	—	Section 1350 Certification of Aaron L. Milford, Chief Executive Officer.

Exhibit 32.2	—	Section 1350 Certification of Jeff L. Holman, Chief Financial Officer.

Exhibit 101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: May 4, 2023