Form 10-Q
period 2023-06-30
Magellan Midstream Partners, L.P.
filed 2023-08-03
CIK 1126975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes  ☐    No  ☒
As of August 2, 2023, there were 202,095,600 common units outstanding.

TABLE OF CONTENTS
PART I
FINANCIAL INFORMATION

Forward-Looking Statements

Except for statements of historical fact, all statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may be identified by words like “able,” “ability,” “anticipate,” “believe,” “cause,” “change,” “continue,” “could,” “decline,” “decrease,” “depend,” “develop,” “effect,” “estimate,” “expect,” “expose,” “forecast,” “future,” “guidance,” “have,” “impact,” “implement,” “increase,” “intend,” “maintain,” “may,” “might,” “plan,” “potential,” “possible,” “projected,” “reduce,” “remain,” “result,” “seek,” “should,” “will,” “would” and other similar words or expressions. The absence of such words or expressions does not necessarily mean the statements are not forward-looking. Although we believe our forward-looking statements are reasonable, statements made regarding future results are not guarantees of future performance and are subject to numerous assumptions, uncertainties and risks that are difficult to predict, including those described in Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K. Actual outcomes and results may be materially different from the results stated or implied in such forward-looking statements included in this report. You should not put any undue reliance on any forward-looking statement.

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
•other factors and uncertainties inherent in the transportation, storage and distribution of petroleum products and the operation, acquisition and construction of assets related to such activities;
•impacts from the announcement that we have entered into a merger agreement with ONEOK, Inc. and Otter Merger Sub, LLC (the “Merger”); and
•our ability to consummate the Merger in the expected time frame or at all, including due to the inability to obtain all approvals necessary or the failure of closing conditions.

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

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Transportation and terminals revenue	$469.3	$503.2	$892.2	$957.3
Product sales revenue	313.7	368.7	559.8	778.8
Affiliate management fee revenue	5.6	5.3	11.3	10.8
Total revenue	788.6	877.2	1,463.3	1,746.9
Costs and expenses:
Operating	180.1	170.1	304.3	304.0
Cost of product sales	282.3	296.4	525.7	616.5
Depreciation, amortization and impairment	58.8	56.6	116.5	112.4
General and administrative	56.9	74.5	119.7	134.9
Total costs and expenses	578.1	597.6	1,066.2	1,167.8
Other operating income (expense)	3.0	(0.5)	1.0	5.3
Earnings of non-controlled entities	26.5	15.9	61.9	42.1
Operating profit	240.0	295.0	460.0	626.5
Interest expense	57.8	57.2	115.1	114.9
Interest capitalized	(0.3)	(0.9)	(0.7)	(1.5)
Interest income	(0.2)	(1.5)	(0.3)	(2.5)
Gain on disposition of assets	—	(1.1)	(0.2)	(1.1)
Other (income) expense	0.6	1.0	1.2	1.6
Income from continuing operations before provision for income taxes	182.1	240.3	344.9	515.1
Provision for income taxes	0.3	1.6	1.1	2.5
Income from continuing operations	181.8	238.7	343.8	512.6
Income from discontinued operations (including gain on disposition of assets of $162.4 million in June 2022)	172.1	—	175.6	—
Net income	$353.9	$238.7	$519.4	$512.6

Earnings per common unit
Basic:
Continuing operations	$0.86	$1.18	$1.62	$2.52
Discontinued operations	0.81	—	0.83	—
Net income per common unit	$1.67	$1.18	$2.45	$2.52
Weighted average number of common units outstanding	211.6	202.9	212.3	203.4

Diluted:
Continuing operations	$0.86	$1.18	$1.62	$2.52
Discontinued operations	0.81	—	0.83	—
Net income per common unit	$1.67	$1.18	$2.45	$2.52
Weighted average number of common units outstanding	211.7	203.1	212.3	203.5
See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Net income	$353.9	$238.7	$519.4	$512.6
Other comprehensive income:
Derivative activity:
Reclassification of net loss on cash flow hedges to income	0.9	0.9	1.8	1.8
Changes in employee benefit plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain (loss)	1.1	(2.6)	1.1	(2.6)
Recognition of prior service credit amortization in income	(0.1)	(0.1)	(0.1)	(0.1)
Recognition of actuarial loss amortization in income	1.2	0.5	2.4	0.9
Total other comprehensive income (loss)	3.1	(1.3)	5.2	—
Comprehensive income	$357.0	$237.4	$524.6	$512.6

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31, 2022	June 30, 2023
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$2.0	$128.4
Trade accounts receivable	219.9	169.5
Other accounts receivable	44.4	34.8
Inventories	356.2	330.1
Commodity derivatives contracts, net	6.5	6.1
Commodity derivatives deposits	14.8	16.2
Assets held for sale	9.9	9.9
Other current assets	56.8	42.3
Total current assets	710.5	737.3
Property, plant and equipment	8,163.9	8,266.9
Less: accumulated depreciation	2,333.6	2,440.7
Net property, plant and equipment	5,830.3	5,826.2
Investments in non-controlled entities	894.0	859.3
Right-of-use asset, operating leases	149.4	95.4
Long-term receivables	8.3	8.1
Goodwill	50.4	50.4
Other intangibles (less accumulated amortization of $14.7 and $16.1 at December 31, 2022 and June 30, 2023, respectively)	41.0	39.6
Restricted cash	4.9	—
Other noncurrent assets	18.9	12.9
Total assets	$7,707.7	$7,629.2

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$108.2	$137.7
Accrued payroll and benefits	76.8	54.2
Accrued interest payable	59.0	59.0
Accrued taxes other than income	86.0	65.3
Deferred revenue	103.9	94.1
Accrued product liabilities	209.3	209.6
Commodity derivatives contracts, net	15.4	13.2
Current portion of operating lease liability	31.0	21.3
Other current liabilities	35.9	26.7
Total current liabilities	725.5	681.1
Long-term debt, net	5,015.0	4,984.1
Long-term operating lease liability	116.9	76.7
Long-term pension and benefits	87.4	91.6
Other noncurrent liabilities	78.0	81.2
Commitments and contingencies
Partners’ capital:
Common unitholders (203.0 units and 202.1 units outstanding at December 31, 2022 and June 30, 2023, respectively)	1,778.8	1,808.4
Accumulated other comprehensive loss	(93.9)	(93.9)
Total partners’ capital	1,684.9	1,714.5
Total liabilities and partners’ capital	$7,707.7	$7,629.2

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	June 30,
	2022	2023
Operating Activities:
Net income	$519.4	$512.6
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(175.6)	—
Depreciation, amortization and impairment expense	116.5	113.6
Gain on disposition of assets	(0.2)	(1.1)
Earnings of non-controlled entities	(61.9)	(42.1)
Distributions from operations of non-controlled entities	78.9	76.8
Equity-based incentive compensation expense	22.9	14.2
Settlement cost, amortization of prior service credit and actuarial loss	2.3	0.8
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	(10.0)	60.0
Inventories	(47.9)	26.1
Accounts payable	6.1	26.5
Accrued payroll and benefits	(16.9)	(22.6)
Accrued taxes other than income	(12.9)	(20.7)
Accrued product liabilities	33.1	0.3
Deferred revenue	(6.6)	(9.8)
Other current and noncurrent assets and liabilities	(73.4)	21.4
Net cash provided by operating activities of continuing operations	373.8	756.0
Net cash provided by operating activities of discontinued operations	23.5	—
Net cash provided by operating activities	397.3	756.0
Investing Activities:
Additions to property, plant and equipment, net(1)	(86.1)	(95.3)
Proceeds from disposition of assets	0.2	1.1
Investments in non-controlled entities	(0.9)	—
Net cash used by investing activities of continuing operations	(86.8)	(94.2)
Net cash provided by investing activities of discontinued operations	448.4	—
Net cash provided (used) by investing activities	361.6	(94.2)
Financing Activities:
Distributions paid	(440.1)	(424.7)
Repurchases of common units, net(2)	(219.0)	(73.7)
Net commercial paper payments	(89.0)	(32.0)
Payments associated with settlement of equity-based incentive compensation	(8.9)	(9.9)
Net cash used by financing activities	(757.0)	(540.3)
Change in cash, cash equivalents and restricted cash	1.9	121.5
Cash, cash equivalents and restricted cash at beginning of period	9.0	6.9
Cash, cash equivalents and restricted cash at end of period	$10.9	$128.4

Supplemental non-cash investing and financing activities:
(1) Additions to property, plant and equipment	$(85.3)	$(108.3)
Changes in current liabilities related to capital expenditures	(0.8)	13.0
Additions to property, plant and equipment, net	$(86.1)	$(95.3)

(2) Repurchases of common units	$(239.6)	$(64.3)
Changes in accounts payable related to repurchases of common units	20.6	(9.4)
Repurchases of common units, net	$(219.0)	$(73.7)
See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited, in millions)

	Common Unitholders	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance, April 1, 2022	$1,955.6	$(152.9)	$1,802.7
Comprehensive income:
Net income	353.9	—	353.9
Total other comprehensive income	—	3.1	3.1
Total comprehensive income	353.9	3.1	357.0
Distributions	(219.5)	—	(219.5)
Repurchases of common units	(189.6)	—	(189.6)
Equity-based incentive compensation expense	8.5	—	8.5
Issuance of common units in settlement of equity-based incentive plan awards	0.4	—	0.4
Other	(0.1)	—	(0.1)
Three Months Ended June 30, 2022	$1,909.2	$(149.8)	$1,759.4

Balance, April 1, 2023	$1,774.0	$(92.6)	$1,681.4
Comprehensive income:
Net income	238.7	—	238.7
Total other comprehensive loss	—	(1.3)	(1.3)
Total comprehensive income (loss)	238.7	(1.3)	237.4
Distributions	(211.7)	—	(211.7)
Equity-based incentive compensation expense	7.8	—	7.8
Other	(0.4)	—	(0.4)
Three Months Ended June 30, 2023	$1,808.4	$(93.9)	$1,714.5

See notes to consolidated financial statements.

MAGELLAN MIDSTREAM PARTNERS, L.P. CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (Continued) (Unaudited, in millions)

	Common Unitholders	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance, January 1, 2022	$2,054.8	$(155.0)	$1,899.8
Comprehensive income:
Net income	519.4	—	519.4
Total other comprehensive income	—	5.2	5.2
Total comprehensive income	519.4	5.2	524.6
Distributions	(440.1)	—	(440.1)
Repurchases of common units	(239.6)	—	(239.6)
Equity-based incentive compensation expense	22.9	—	22.9
Issuance of common units in settlement of equity-based incentive plan awards	1.1	—	1.1
Payments associated with settlement of equity-based incentive compensation	(8.9)	—	(8.9)
Other	(0.4)	—	(0.4)
Six Months Ended June 30, 2022	$1,909.2	$(149.8)	$1,759.4

Balance, January 1, 2023	$1,778.8	$(93.9)	$1,684.9
Comprehensive income:
Net income	512.6	—	512.6
Total comprehensive income	512.6	—	512.6
Distributions	(424.7)	—	(424.7)
Repurchases of common units	(64.3)	—	(64.3)
Equity-based incentive compensation expense	14.2	—	14.2
Issuance of common units in settlement of equity-based incentive plan awards	2.3	—	2.3
Payments associated with settlement of equity-based incentive compensation	(9.9)	—	(9.9)
Other	(0.6)	—	(0.6)
Six Months Ended June 30, 2023	$1,808.4	$(93.9)	$1,714.5

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

Description of Business

We are principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of June 30, 2023, our asset portfolio consisted of:

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Merger Agreement

On May 14, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ONEOK, Inc. (“ONEOK”) and Otter Merger Sub, LLC, a newly formed, wholly owned subsidiary of ONEOK (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Magellan (the “Merger”), with Magellan continuing as a wholly owned subsidiary of ONEOK. The board of directors of ONEOK, and the board of directors of our general partner unanimously approved the Merger Agreement. Under the terms of the Merger Agreement, upon completion of the Merger, Magellan unitholders will receive 0.667 shares of common stock of ONEOK and $25.00 in cash for each common unit of Magellan.

The completion of the Merger is subject to the satisfaction of customary closing conditions, including: (i) adoption of the Merger Agreement by holders of a majority of the outstanding Magellan Units, and (ii) approval of the issuance of ONEOK Shares in connection with the Merger by a majority of the votes cast at the shareholder meeting of ONEOK.

ONEOK and we have each made customary representations and warranties in the Merger Agreement. The Merger Agreement also contains customary covenants and agreements, including covenants and agreements relating to the conduct of each of ONEOK’s and our business between the date of the signing of the Merger Agreement and the closing date of the Merger.

The Merger Agreement provides that in the event of termination of the Merger Agreement under certain circumstances, we may be required to reimburse ONEOK’s expenses up to $125.0 million or pay ONEOK a termination fee equal to $275.0 million less any expenses previously paid. Further, ONEOK may be required to reimburse our expenses up to $75.0 million or pay us a termination fee equal to $450.0 million, less any expenses previously paid. Until the Merger is closed, we must continue to operate as an independent company.

Basis of Presentation

In the opinion of management, our accompanying consolidated financial statements which are unaudited, except for the consolidated balance sheet as of December 31, 2022, which is derived from our audited financial statements, include all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2023, the results of operations for the three and six months ended June 30, 2022 and 2023 and cash flows for the six months ended June 30, 2022 and 2023. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 for several reasons. Profits from our gas liquids blending activities are realized largely during the first and fourth quarters of each year. Additionally, gasoline demand, which drives transportation volumes and revenues on our refined products pipeline system, generally trends higher during the summer driving months. Further, the volatility of commodity prices impacts the profits from our commodity activities and the volume of petroleum products we transport on our pipelines.

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.Discontinued Operations

Summarized Results of Discontinued Operations

The following table provides the summarized results that have been presented as discontinued operations in the consolidated statements of income (in millions) for 2022:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Transportation and terminals revenue	$9.0	$21.1
Product sales revenue	23.7	30.0
Total revenue	32.7	51.1
Costs and expenses:
Operating	4.2	8.0
Cost of product sales	18.3	28.8
General and administrative	0.5	1.1
Total costs and expenses	23.0	37.9
Gain on disposition of assets	(162.4)	(162.4)
Income from discontinued operations	$172.1	$175.6
Summarized Assets and Liabilities of Discontinued Operations

Subsequent to the sale of the independent terminals network in June 2022, no assets or liabilities were classified as held for sale in relation to discontinued operations.
3.Segment Disclosures

Our reportable segments are strategic business units that offer different products and services. Our segments are managed separately because each segment requires different marketing strategies and business knowledge. Management, including our Chief Executive Officer who serves as our chief operating decision maker, evaluates performance based on segment operating margin, which includes revenue from affiliates and third-party customers, intersegment transactions, operating expenses, cost of product sales, other operating (income) expense and earnings of non-controlled entities. We believe that investors benefit from having access to the same financial measures used by management to allocate resources to our segments and to evaluate the economic performance of our core operations.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2022
	(in millions)
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$349.2	$121.4	$(1.3)	$469.3
Product sales revenue	291.0	22.7	—	313.7
Affiliate management fee revenue	1.7	3.9	—	5.6
Total revenue	641.9	148.0	(1.3)	788.6
Operating expenses	136.3	46.6	(2.8)	180.1
Cost of product sales	260.6	21.7	—	282.3
Other operating (income) expense	(3.0)	—	—	(3.0)
(Earnings) losses of non-controlled entities	2.0	(28.5)	—	(26.5)
Segment operating margin	246.0	108.2	1.5	355.7
Depreciation, amortization and impairment expense	39.2	18.1	1.5	58.8
G&A expense	40.3	16.6	—	56.9
Operating profit	$166.5	$73.5	$—	$240.0
Interest expense (net of interest income and interest capitalized)				57.3
Other (income) expense				0.6
Income from continuing operations before provision for income taxes				$182.1

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2023
	(in millions)
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$389.9	$115.3	$(2.0)	$503.2
Product sales revenue	322.8	45.9	—	368.7
Affiliate management fee revenue	1.5	3.8	—	5.3
Total revenue	714.2	165.0	(2.0)	877.2
Operating expenses	129.1	44.5	(3.5)	170.1
Cost of product sales	260.9	35.5	—	296.4
Other operating (income) expense	0.4	0.1	—	0.5
Earnings of non-controlled entities	(0.2)	(15.7)	—	(15.9)
Segment operating margin	324.0	100.6	1.5	426.1
Depreciation, amortization and impairment expense	37.3	17.8	1.5	56.6
G&A expense	53.1	21.4	—	74.5
Operating profit	$233.6	$61.4	$—	$295.0
Interest expense (net of interest income and interest capitalized)				54.8
Gain on disposition of assets				(1.1)
Other (income) expense				1.0
Income from continuing operations before provision for income taxes				$240.3

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2022
	(in millions)
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$658.7	$236.1	$(2.6)	$892.2
Product sales revenue	532.6	27.2	—	559.8
Affiliate management fee revenue	3.5	7.8	—	11.3
Total revenue	1,194.8	271.1	(2.6)	1,463.3
Operating expense	224.5	85.4	(5.6)	304.3
Cost of product sales	493.7	32.0	—	525.7
Other operating (income) expense	(3.1)	2.1	—	(1.0)
Earnings of non-controlled entities	(1.7)	(60.2)	—	(61.9)
Operating margin	481.4	211.8	3.0	696.2
Depreciation, amortization and impairment expense	78.8	34.7	3.0	116.5
G&A expense	86.0	33.7	—	119.7
Operating profit	$316.6	$143.4	$—	$460.0
Interest expense (net of interest income and interest capitalized)				114.1
Gain on disposition of assets				(0.2)
Other (income) expense				1.2
Income from continuing operations before provision for income taxes				$344.9

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2023
	(in millions)
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation and terminals revenue	$721.9	$239.6	$(4.2)	$957.3
Product sales revenue	709.3	69.5	—	778.8
Affiliate management fee revenue	3.1	7.7	—	10.8
Total revenue	1,434.3	316.8	(4.2)	1,746.9
Operating expense	224.7	86.6	(7.3)	304.0
Cost of product sales	568.0	48.5	—	616.5
Other operating (income) expense	(5.4)	0.1	—	(5.3)
Earnings of non-controlled entities	(13.8)	(28.3)	—	(42.1)
Operating margin	660.8	209.9	3.1	873.8
Depreciation, amortization and impairment expense	75.0	34.3	3.1	112.4
G&A expense	96.6	38.3	—	134.9
Operating profit	$489.2	$137.3	$—	$626.5
Interest expense (net of interest income and interest capitalized)				110.9
Gain on disposition of assets				(1.1)
Other (income) expense				1.6
Income from continuing operations before provision for income taxes				$515.1
4. Revenue

Statements of Income Disclosures

The following tables provide details of our revenue disaggregated by key activities that comprise our performance obligations by operating segment (in millions):

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2022
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$249.3	$62.1	$—	$311.4
Terminalling	29.1	12.8	—	41.9
Storage	38.0	24.6	(1.3)	61.3
Ancillary services	26.3	3.5	—	29.8
Lease revenue	6.5	18.4	—	24.9
Transportation and terminals revenue	349.2	121.4	(1.3)	469.3
Product sales revenue	291.0	22.7	—	313.7
Affiliate management fee revenue	1.7	3.9	—	5.6
Total revenue	641.9	148.0	(1.3)	788.6
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue	(6.5)	(18.4)	—	(24.9)
(Gains) losses from futures contracts included in product sales revenue	86.2	2.8	—	89.0
Affiliate management fee revenue	(1.7)	(3.9)	—	(5.6)
Total revenue from contracts with customers under ASC 606	$719.9	$128.5	$(1.3)	$847.1

	Three Months Ended June 30, 2023
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$285.0	$60.3	$—	$345.3
Terminalling	31.6	14.2	—	45.8
Storage	37.2	22.4	(2.0)	57.6
Ancillary services	29.8	4.3	—	34.1
Lease revenue	6.3	14.1	—	20.4
Transportation and terminals revenue	389.9	115.3	(2.0)	503.2
Product sales revenue	322.8	45.9	—	368.7
Affiliate management fee revenue	1.5	3.8	—	5.3
Total revenue	714.2	165.0	(2.0)	877.2
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue	(6.3)	(14.1)	—	(20.4)
(Gains) losses from futures contracts included in product sales revenue	8.4	3.3	—	11.7
Affiliate management fee revenue	(1.5)	(3.8)	—	(5.3)
Total revenue from contracts with customers under ASC 606	$714.8	$150.4	$(2.0)	$863.2

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2022
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$462.6	$117.1	$—	$579.7
Terminalling	52.4	19.1	—	71.5
Storage	77.5	51.6	(2.6)	126.5
Ancillary services	53.9	11.4	—	65.3
Lease revenue	12.3	36.9	—	49.2
Transportation and terminals revenue	658.7	236.1	(2.6)	892.2
Product sales revenue	532.6	27.2	—	559.8
Affiliate management fee revenue	3.5	7.8	—	11.3
Total revenue	1,194.8	271.1	(2.6)	1,463.3
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue	(12.3)	(36.9)	—	(49.2)
(Gains) losses from futures contracts included in product sales revenue	194.4	11.0	—	205.4
Affiliate management fee revenue	(3.5)	(7.8)	—	(11.3)
Total revenue from contracts with customers under ASC 606	$1,373.4	$237.4	$(2.6)	$1,608.2

	Six Months Ended June 30, 2023
	Refined Products	Crude Oil	Intersegment Eliminations	Total
Transportation	$513.4	$118.6	$—	$632.0
Terminalling	62.6	32.2	—	94.8
Storage	75.0	47.4	(4.2)	118.2
Ancillary services	58.4	7.6	—	66.0
Lease revenue	12.5	33.8	—	46.3
Transportation and terminals revenue	721.9	239.6	(4.2)	957.3
Product sales revenue	709.3	69.5	—	778.8
Affiliate management fee revenue	3.1	7.7	—	10.8
Total revenue	1,434.3	316.8	(4.2)	1,746.9
Revenue not under the guidance of ASC 606, Revenue from Contracts with Customers:
Lease revenue	(12.5)	(33.8)	—	(46.3)
(Gains) losses from futures contracts included in product sales revenue	13.6	4.5	—	18.1
Affiliate management fee revenue	(3.1)	(7.7)	—	(10.8)
Total revenue from contracts with customers under ASC 606	$1,432.3	$279.8	$(4.2)	$1,707.9

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheet Disclosures

The following table summarizes our accounts receivable, contract assets and contract liabilities resulting from contracts with customers (in millions):

	December 31, 2022	June 30, 2023
Accounts receivable from contracts with customers	$217.0	$166.1
Contract assets	$10.1	$10.5
Contract liabilities	$112.7	$103.1

For the respective three and six months ended June 30, 2023, we recognized $5.7 million and $78.0 million of transportation and terminals revenue that was recorded in deferred revenue as of December 31, 2022.
Unfulfilled Performance Obligations

The following table provides the aggregate amount of the transaction price allocated to our unfulfilled performance obligations (“UPOs”) as of June 30, 2023 by operating segment, including the range of years remaining on our contracts with customers and an estimate of revenues expected to be recognized over the next 12 months (dollars in millions):

	Refined Products	Crude Oil	Total
Balances at June 30, 2023	$1,984.8	$1,137.2	$3,122.0
Remaining terms	1 - 15 years	1 - 9 years
Estimated revenues from UPOs to be recognized in the next 12 months	$373.2	$278.4	$651.6
5.Investments in Non-Controlled Entities

Our equity investments in non-controlled entities at June 30, 2023 were comprised of:

Entity	Ownership Interest
BridgeTex Pipeline Company, LLC (“BridgeTex”)	30%
Double Eagle Pipeline LLC (“Double Eagle”)	50%
HoustonLink Pipeline Company, LLC (“HoustonLink”)	50%
MVP Terminalling, LLC (“MVP”)	25%
Powder Springs Logistics, LLC (“Powder Springs”)	50%
Saddlehorn Pipeline Company, LLC (“Saddlehorn”)	30%
Seabrook Logistics, LLC (“Seabrook”)	50%
Texas Frontera, LLC (“Texas Frontera”)	50%

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We serve as operator of BridgeTex, HoustonLink, MVP, Powder Springs, Saddlehorn, Texas Frontera and the pipeline activities of Seabrook. We receive fees for management services as well as reimbursement or payment to us for certain direct operational payroll and other overhead costs. The management fees we receive are reported as affiliate management fee revenue in our consolidated statements of income. Cost reimbursements we receive from these entities in connection with our operating services are included as reductions to costs and expenses in our consolidated statements of income and totaled $1.9 million and $2.6 million during the three months ended June 30, 2022 and 2023, respectively, and $3.8 million and $4.9 million during the six months ended June 30, 2022 and 2023, respectively.

We recorded the following revenue and expense transactions from certain of these non-controlled entities in our consolidated statements of income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Transportation and terminals revenue:
BridgeTex, pipeline capacity and storage	$11.6	$11.0	$22.6	$22.6
Double Eagle, throughput revenue	$0.3	$1.1	$1.0	$1.7
Saddlehorn, storage revenue	$0.6	$0.6	$1.2	$1.2
Operating expenses:
Seabrook, storage lease and ancillary services	$4.5	$2.1	$8.7	$7.1

Our consolidated balance sheets reflected the following balances related to transactions with our non-controlled entities (in millions):

	December 31, 2022
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable
BridgeTex	$4.8	$—	$3.1
Double Eagle	$0.2	$—	$—
HoustonLink	$—	$—	$0.3
MVP	$—	$0.6	$—
Saddlehorn	$—	$0.2	$—
Seabrook	$0.3	$—	$0.9

	June 30, 2023
	Trade Accounts Receivable	Other Accounts Receivable	Other Accounts Payable
BridgeTex	$0.5	$—	$—
Double Eagle	$0.4	$—	$—
HoustonLink	$—	$0.2	$—
MVP	$—	$0.6	$—
Saddlehorn	$—	$0.2	$—
Seabrook	$—	$—	$0.9

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We made purchases of transmix from MVP totaling $4.6 million during the three months ended June 30, 2023 and $5.1 million and $7.1 million during the six months ended June 30, 2022 and 2023, respectively.

The financial results from MVP, Powder Springs and Texas Frontera are included in our refined products segment and the financial results from BridgeTex, Double Eagle, HoustonLink, Saddlehorn and Seabrook are included in our crude oil segment, each as earnings of non-controlled entities.

A summary of our investments in non-controlled entities (representing only our proportionate interest) follows (in millions):

Investments at December 31, 2022	$894.0
Earnings of non-controlled entities:
Proportionate share of earnings	42.9
Amortization of excess investment and capitalized interest	(0.8)
Earnings of non-controlled entities	42.1
Less:
Distributions from operations of non-controlled entities	76.8
Investments at June 30, 2023	$859.3
6.Inventories

Inventories at December 31, 2022 and June 30, 2023 were as follows (in millions):

	December 31, 2022	June 30, 2023
Refined products	$150.2	$117.2
Transmix	91.1	99.3
LPGs	66.7	46.9
Crude oil	42.5	61.0
Additives	5.7	5.7
Total inventories	$356.2	$330.1

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.Debt
Long-term debt at December 31, 2022 and June 30, 2023 was as follows (in millions):

	December 31, 2022	June 30, 2023
Commercial paper	$32.0	$—
3.20% Notes due 2025	250.0	250.0
5.00% Notes due 2026	650.0	650.0
3.25% Notes due 2030	500.0	500.0
6.40% Notes due 2037	250.0	250.0
4.20% Notes due 2042	250.0	250.0
5.15% Notes due 2043	550.0	550.0
4.20% Notes due 2045	250.0	250.0
4.25% Notes due 2046	500.0	500.0
4.20% Notes due 2047	500.0	500.0
4.85% Notes due 2049	500.0	500.0
3.95% Notes due 2050	800.0	800.0
Face value of long-term debt	5,032.0	5,000.0
Unamortized debt issuance costs(1)	(35.3)	(34.1)
Net unamortized debt premium(1)	18.3	18.2
Long-term debt, net	$5,015.0	$4,984.1

(1)        Debt issuance costs and note discounts and premiums are being amortized or accreted to the applicable notes over the respective lives of those notes.

All of the instruments detailed in the table above are senior indebtedness.

Other Debt

Revolving Credit Facility. At June 30, 2023, the total borrowing capacity under our revolving credit facility was $1.0 billion, of which $88.1 million matures in May 2024 and the remaining $911.9 million matures in November 2027. Any borrowings outstanding under this facility are classified as long-term debt in our consolidated balance sheets to the extent they do not exceed the borrowing capacity maturing in 2027. Borrowings under the facility are unsecured and bear interest at Term SOFR and a credit spread adjustment of 0.10% plus a spread ranging from 0.875% to 1.500% based on our credit ratings. Additionally, an unused commitment fee is assessed at a rate between 0.075% and 0.200% depending on our credit ratings. The unused commitment fee was 0.125% at June 30, 2023. Borrowings under this facility may be used for general purposes, including capital expenditures. As of December 31, 2022 and June 30, 2023, there were no borrowings outstanding under this facility and $3.5 million was obligated for letters of credit. Amounts obligated for letters of credit are not reflected as debt in our consolidated balance sheets, but decrease our borrowing capacity under this facility.

Our revolving credit facility requires us to maintain a specified ratio of consolidated debt to EBITDA (as defined in the credit agreement) of no greater than 5.0 to 1.0. In addition, the revolving credit facility and the indentures under which our senior notes were issued contain covenants that limit our ability to, among other things, incur indebtedness secured by certain liens or encumber our assets, engage in certain sale-leaseback transactions and consolidate, merge or dispose of all or substantially all of our assets. We were in compliance with these covenants as of and during the six months ended June 30, 2023. If the Merger with ONEOK is successfully completed, the credit facility will be terminated, but the indentures will remain outstanding.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commercial Paper Program. We have a commercial paper program under which we may issue commercial paper notes in an amount up to the available capacity under our $1.0 billion revolving credit facility. The maturities of the commercial paper notes vary, but may not exceed 397 days from the date of issuance. Because the commercial paper we can issue is limited to amounts available under our revolving credit facility, amounts outstanding under the program are classified as long-term debt. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. There were no borrowings outstanding at June 30, 2023. The weighted average interest rate for commercial paper borrowings based on the number of days outstanding was 4.8% for the six months ended June 30, 2023.
8.Leases

The following tables provide information about our operating leases (in millions):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2023
	Third-Party Leases	Seabrook Lease	All Leases	Third-Party Leases	Seabrook Lease	All Leases
Total lease expense	$6.3	$4.5	$10.8	$6.5	$2.1	$8.6

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2023
	Third-Party Leases	Seabrook Lease	All Leases	Third-Party Leases	Seabrook Lease	All Leases
Total lease expense	$12.5	$8.7	$21.2	$12.9	$7.1	$20.0

	December 31, 2022			June 30, 2023
	Third-Party Leases	Seabrook Lease	All Leases	Third-Party Leases	Seabrook Lease	All Leases
Current lease liability	$21.2	$9.8	$31.0	$21.3	$—	$21.3
Long-term lease liability	$82.1	$34.8	$116.9	$76.7	$—	$76.7
Right-of-use asset	$104.9	$44.5	$149.4	$95.4	$—	$95.4

In May 2023, our terminalling and storage contract with Seabrook was amended, which terminated our related party operating lease.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.Employee Benefit Plans

We sponsor a defined contribution plan in which we match our employees’ qualifying contributions, resulting in additional expense to us. Expenses related to the defined contribution plan were $2.5 million and $3.0 million for the three months ended June 30, 2022 and 2023, respectively, and $6.6 million and $7.2 million for the six months ended June 30, 2022 and 2023, respectively.
In addition, we sponsor two pension plans, including one for non-union employees and one that covers union employees, and a postretirement benefit plan for certain employees. Net periodic benefit expense for the three and six months ended June 30, 2022 and 2023 were as follows (in millions):

	Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2023
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$6.6	$—	$5.0	$—
Interest cost	2.6	0.1	3.2	0.2
Expected return on plan assets	(3.1)	—	(3.1)	—
Amortization of prior service credit	(0.1)	—	(0.1)	—
Amortization of actuarial loss	1.1	0.1	0.4	0.1
Net periodic benefit cost	$7.1	$0.2	$5.4	$0.3

	Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2023
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Components of net periodic benefit costs:
Service cost	$13.7	$0.1	$9.5	$0.1
Interest cost	5.3	0.2	6.5	0.3
Expected return on plan assets	(6.5)	—	(6.2)	—
Amortization of prior service credit	(0.1)	—	(0.1)	—
Amortization of actuarial loss	2.2	0.2	0.8	0.1
Net periodic benefit cost	$14.6	$0.5	$10.5	$0.5

The service component of our net periodic benefit costs is presented in operating expenses and G&A expenses, and the non-service components are presented in other (income) expense in our consolidated statements of income.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in accumulated other comprehensive loss (“AOCL”) related to employee benefit plan assets and benefit obligations for the three and six months ended June 30, 2022 and 2023 were as follows (in millions):

	Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2023
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(91.7)	$(10.6)	$(41.8)	$(3.7)
Net actuarial gain (loss)	(1.3)	2.4	(0.9)	(1.7)
Recognition of prior service credit amortization in income	(0.1)	—	(0.1)	—
Recognition of actuarial loss amortization in income	1.1	0.1	0.4	0.1
Ending balance	$(92.0)	$(8.1)	$(42.4)	$(5.3)

	Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2023
Gains (Losses) Included in AOCL	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Beginning balance	$(92.8)	$(10.7)	$(42.2)	$(3.7)
Net actuarial gain (loss)	(1.3)	2.4	(0.9)	(1.7)
Recognition of prior service credit amortization in income	(0.1)	—	(0.1)	—
Recognition of actuarial loss amortization in income	2.2	0.2	0.8	0.1
Ending balance	$(92.0)	$(8.1)	$(42.4)	$(5.3)

Contributions estimated to be paid into the plans in 2023 are $23.4 million and $0.8 million for the pension plans and other postretirement benefit plan, respectively.
10.Long-Term Incentive Plan

The compensation committee of our board administers our long-term incentive plan (“LTIP”) covering certain of our employees and the independent directors of our board. The LTIP primarily consists of phantom units and permits the grant of awards covering an aggregate payout of 13.7 million of our common units. The estimated units remaining available under the LTIP at June 30, 2023 totaled approximately 1.3 million.

Equity-based incentive compensation expense for the three and six months ended June 30, 2022 and 2023, primarily recorded as G&A expense on our consolidated statements of income, was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Performance-based awards	$4.6	$5.2	$12.6	$9.9
Time-based awards	3.9	2.6	10.3	4.3
Total	$8.5	$7.8	$22.9	$14.2

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
11.Derivative Financial Instruments

Commodity Derivatives

Our open futures contracts at June 30, 2023 were as follows:

Type of Contract/Accounting Methodology	Product Represented by the Contract and Associated Barrels	Maturity Dates
Commodity derivatives contract - Economic hedges	4.7 million barrels of refined products and crude oil	Between July 2023 and April 2024
Commodity derivatives contract - Economic hedges	1.3 million barrels of gas liquids	Between July 2023 and April 2024

Commodity Derivatives Contracts and Deposits Offsets

At December 31, 2022 and June 30, 2023, we had made margin deposits of $14.8 million and $16.2 million, respectively, for our commodity derivatives contracts with our counterparties, which were recorded as current assets under commodity derivatives deposits in our consolidated balance sheets. We have the right to offset the combined fair values of our open derivatives contracts against our margin deposits under a master netting arrangement for each counterparty; however, we have elected to present the combined fair values of our open derivatives contracts separately from the related margin deposits in our consolidated balance sheets. Additionally, we have the right to offset the fair values of our derivatives contracts together for each counterparty, which we have elected to do, and we report the combined net balances on our consolidated balance sheets. A schedule of the derivative amounts we have offset and the deposit amounts we could offset under master netting arrangements are provided below as of December 31, 2022 and June 30, 2023 (in millions):

Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Assets Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Margin Deposit Amounts Not Offset in the Consolidated Balance Sheets	Net Asset Amount(1)
As of December 31, 2022	$(18.2)	$9.3	$(8.9)	$14.8	$5.9
As of June 30, 2023	$(16.1)	$9.0	$(7.1)	$16.2	$9.1

(1) Amount represents the maximum loss we would incur if all of our counterparties failed to perform on their derivative contracts.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impact of Derivatives on Our Financial Statements

Comprehensive Income

The changes in derivative activity included in AOCL for the three and six months ended June 30, 2022 and 2023 were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Losses Included in AOCL	2022	2023	2022	2023
Beginning balance	$(50.6)	$(47.1)	$(51.5)	$(48.0)
Reclassification of net loss on cash flow hedges to income	0.9	0.9	1.8	1.8
Ending balance	$(49.7)	$(46.2)	$(49.7)	$(46.2)

The following is a summary of the effect on our consolidated statements of income for the three and six months ended June 30, 2022 and 2023 of derivatives that were designated as cash flow hedges (in millions):

	Interest Rate Contracts
	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income
Three Months Ended June 30, 2022 and 2023	Interest expense	$(0.9)
Six Months Ended June 30, 2022 and 2023	Interest expense	$(1.8)

As of June 30, 2023, the net loss estimated to be classified to interest expense over the next twelve months from AOCL is approximately $3.5 million. This amount relates to the amortization of losses on interest rate contracts over the life of the related debt instruments.
The following table provides a summary of the effect on our consolidated statements of income for the three and six months ended June 30, 2022 and 2023 of derivatives that were not designated as hedging instruments (in millions):

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended		Six Months Ended
	Location of Gain (Loss) Recognized on Derivatives	June 30,		June 30,
Derivative Instrument		2022	2023	2022	2023
Commodity derivatives contracts	Product sales revenue	$(89.0)	$11.7	$(205.4)	$18.1
Commodity derivatives contracts	Cost of product sales	(7.4)	(10.6)	1.2	(9.8)
Basis derivative agreement	Other operating income (expense)	—	—	(2.1)	—
	Total	$(96.4)	$1.1	$(206.3)	$8.3
The impact of the derivatives in the above table was reflected as cash from operations on our consolidated statements of cash flows.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheets
The following tables provide a summary of the fair value of derivatives, which are presented on a net basis in our consolidated balance sheets, that were not designated as hedging instruments as of December 31, 2022 and June 30, 2023 (in millions):

	December 31, 2022
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity derivatives contracts	Commodity derivatives contracts, net	$9.3	Commodity derivatives contracts, net	$18.2

	June 30, 2023
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity derivatives contracts	Commodity derivatives contracts, net	$9.0	Commodity derivatives contracts, net	$16.1
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

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

potential outcome scenarios to determine our liability for the remediation costs required in this agreement.

•Debt. The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2022 and June 30, 2023; however, where recent observable market trades were not available, prices were determined using adjustments to the last traded value for that debt issuance or by adjustments to the prices of similar debt instruments of peer entities that are actively traded. The carrying amount of borrowings, if any, under our revolving credit facility and our commercial paper program approximates fair value due to the frequent repricing of these obligations.

Fair Value Measurements - Financial Assets and Liabilities

The following tables summarize the carrying amounts, fair values and fair value measurements recorded or disclosed as of December 31, 2022 and June 30, 2023 based on the three levels established by ASC 820, Fair Value Measurements and Disclosures (in millions):

Assets (Liabilities)			Fair Value Measurements as of December 31, 2022 using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives contracts	$(8.9)	$(8.9)	$1.4	$(10.3)	$—
Long-term receivables	$8.3	$8.3	$—	$—	$8.3
Contractual obligations	$(9.6)	$(9.6)	$—	$—	$(9.6)
Investment in Double Eagle	$11.8	$11.8	$—	$—	$11.8
Debt	$(5,015.0)	$(4,232.5)	$—	$(4,232.5)	$—

Assets (Liabilities)			Fair Value Measurements as of June 30, 2023 using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives contracts	$(7.1)	$(7.1)	$3.1	$(10.2)	$—
Long-term receivables	$8.1	$8.1	$—	$—	$8.1
Contractual obligations	$(9.4)	$(9.4)	$—	$—	$(9.4)
Debt	$(4,984.1)	$(4,106.5)	$—	$(4,106.5)	$—

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

Environmental Liabilities

Liabilities recognized for estimated environmental costs were $10.2 million at December 31, 2022 and $9.0 million at June 30, 2023. We have classified environmental liabilities as current or noncurrent based on management’s estimates regarding the timing of actual payments. Environmental expenses recognized as a result of changes in our environmental liabilities are included as operating expenses in our consolidated statements of income. Environmental expenses were $0.6 million and $0.2 million for the three months ended June 30, 2022 and 2023, respectively and $1.5 million and $0.6 million for the six months ended June 30, 2022 and 2023, respectively.

Other

In 2020, we entered into a long-term contractual obligation in connection with the sale of three marine terminals to Buckeye. This obligation requires us to perform certain environmental remediation work on Buckeye’s behalf at the New Haven, Connecticut terminal. At December 31, 2022, our balance sheet included a current liability of $0.6 million and a noncurrent liability of $8.2 million, and as of June 30, 2023, our balance sheet included a current liability of $0.6 million and a noncurrent liability of $8.0 million reflecting the fair values of these obligations, respectively.

We have entered into an agreement to guarantee our 50% pro rata share, up to $50.0 million, of contractual obligations under the Powder Springs’ credit facility. As of December 31, 2022 and June 30, 2023, our consolidated balance sheets reflected a $0.8 million other current liability and a corresponding increase in our investment in non-controlled entities on our consolidated balance sheets to reflect the fair value of this guarantee.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
14.Related Party Transactions

Stacy P. Methvin is an independent member of our board and also serves as a director of one of our customers. We received tariff, terminalling and other ancillary revenue from this customer of $14.9 million and $20.9 million for the three months ended June 30, 2022 and 2023, respectively, and $30.0 million and $42.2 million for the six months ended June 30, 2022 and 2023, respectively. We recorded receivables of $6.8 million and $7.2 million from this customer at December 31, 2022 and June 30, 2023, respectively.

See Note 5 – Investments in Non-Controlled Entities and Note 8 – Leases for details of related party transactions with our joint ventures.
15.Partners’ Capital and Distributions

Partners’ Capital

Our board authorized the repurchase of up to $1.5 billion of our common units through 2024. The timing, price and actual number of common units repurchased will depend on a number of factors including our expected expansion capital spending needs, excess cash available, balance sheet metrics, legal and regulatory requirements, market conditions and the trading price of our common units. The repurchase program does not obligate us to acquire any particular amount of common units and may be suspended or discontinued at any time. The terms of the Merger Agreement prohibit us from repurchasing units during the pendency of the Merger.

The following table details the changes in the number of our common units outstanding from December 31, 2022 through June 30, 2023:

Common units outstanding on December 31, 2022	203,033,837
Units repurchased during 2023	(1,198,222)
January 2023—Settlement of employee LTIP awards	223,168
During 2023—Other(1)	36,817
Common units outstanding on June 30, 2023	202,095,600

(1) Common units issued to settle the equity-based retainers paid to independent directors of our board.

MAGELLAN MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Distributions

Distributions we paid during 2022 and 2023 were as follows (in millions, except per unit amounts):

Payment Date	Per Unit Distribution Amount	Total Distribution
2/14/2022	$1.0375	$220.6
5/13/2022	1.0375	219.5
Through 6/30/2022	2.0750	440.1
8/12/2022	1.0375	215.2
11/14/2022	1.0475	214.7
Total	$4.1600	$870.0

2/14/2023	$1.0475	$213.0
5/15/2023	1.0475	211.7
Through 6/30/2023	2.0950	424.7
8/14/2023(1)	1.0475	211.7
Total	$3.1425	$636.4

(1) Our board declared this distribution in July 2023 to be paid on August 14, 2023 to unitholders of record at the close of business on August 7, 2023. The estimated total distribution is based upon the number of common units currently outstanding.
16.Subsequent Events

Recognizable events

No recognizable events occurred subsequent to June 30, 2023.

Non-recognizable events

Distribution. In July 2023, our board declared a quarterly distribution of $1.0475 per unit for the period of April 1, 2023 through June 30, 2023. This quarterly distribution will be paid on August 14, 2023 to unitholders of record on August 7, 2023.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a publicly traded limited partnership principally engaged in the transportation, storage and distribution of refined petroleum products and crude oil. As of June 30, 2023, our asset portfolio consisted of:
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

Recent Developments

Proposed Merger. On May 14, 2023, Magellan and ONEOK, Inc. (“ONEOK”) entered into a definitive merger agreement under which ONEOK will acquire all outstanding units of Magellan in a cash-and-stock transaction. The consideration will consist of $25.00 in cash and 0.667 shares of ONEOK common stock for each outstanding Magellan common unit.

The transaction is expected to close in the third quarter of 2023 and was unanimously approved by the boards of directors of both companies. The closing of this transaction is subject to the approvals of both ONEOK shareholders and Magellan unitholders. Magellan unitholders of record at the close of business on July 24, 2023 will be entitled to vote at the virtual special meeting occurring on September 21, 2023 at 10:00 a.m. Central. Until the approval by our unitholders and ONEOK’s shareholders, we must continue to operate as an independent company.

Distribution. In July 2023, our board declared a quarterly distribution of $1.0475 per unit for the period of April 1, 2023 through June 30, 2023. This quarterly distribution will be paid on August 14, 2023 to unitholders of record on August 7, 2023.

Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2023 – Results of Operations

	Three Months Ended June 30,		Variance Favorable (Unfavorable)
	2022	2023	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$349.2	$389.9	$40.7	12
Crude oil	121.4	115.3	(6.1)	(5)
Intersegment eliminations	(1.3)	(2.0)	(0.7)	(54)
Total transportation and terminals revenue	469.3	503.2	33.9	7
Affiliate management fee revenue	5.6	5.3	(0.3)	(5)
Operating expenses:
Refined products	136.3	129.1	7.2	5
Crude oil	46.6	44.5	2.1	5
Intersegment eliminations	(2.8)	(3.5)	0.7	25
Total operating expenses	180.1	170.1	10.0	6
Product margin:
Product sales revenue	313.7	368.7	55.0	18
Cost of product sales	282.3	296.4	(14.1)	(5)
Product margin(1)	31.4	72.3	40.9	130
Other operating income (expense)	3.0	(0.5)	(3.5)	n/a
Earnings of non-controlled entities	26.5	15.9	(10.6)	(40)
Less:
Depreciation, amortization and impairment expense	58.8	56.6	2.2	4
G&A expense	56.9	74.5	(17.6)	(31)
Operating profit	240.0	295.0	55.0	23
Interest expense (net of interest income and interest capitalized)	57.3	54.8	2.5	4
Gain on disposition of assets	—	(1.1)	1.1	n/a
Other (income) expense	0.6	1.0	(0.4)	(67)
Income from continuing operations before provision for income taxes	182.1	240.3	58.2	32
Provision for income taxes	0.3	1.6	(1.3)	(433)
Income from continuing operations	181.8	238.7	56.9	31
Income from discontinued operations (including gain on disposition of assets of $162.4 million in June 2022)	172.1	—	(172.1)	(100)
Net income	$353.9	$238.7	$(115.2)	(33)

(1) Product margin is calculated as product sales revenue less cost of product sales, and is synonymous with the GAAP measure gross margin.

Operating Statistics
Refined products:
Transportation revenue per barrel shipped	$1.726	$2.028
Volume shipped (million barrels):
Gasoline	83.1	78.2
Distillates	51.7	55.1
Aviation fuel	8.1	8.1
Total volume shipped	142.9	141.4
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped(2)	$0.658	$0.605
Volume shipped (million barrels)(2)	61.5	70.0
Terminal average utilization (million barrels per month)	23.6	22.9
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(3)	19.6	8.0
Saddlehorn - volume shipped (million barrels)(3)	20.0	24.2
(2) Includes shipments related to our crude oil marketing activities.
(3) These volumes reflect the total shipments for these joint venture pipelines, which are owned 30% by us.

Transportation and terminals revenue increased $33.9 million primarily resulting from:
•an increase in refined products revenue of $40.7 million primarily due to higher average tariff rates. The higher rates were largely the result of our 6% average mid-year 2022 tariff increase as well as a higher proportion of long-haul shipments, which move at higher rates, as customers continued to take advantage of the extensive connectivity of our pipeline system to overcome various supply disruptions in the Midcontinent and West Texas regions of the U.S. in the current period. Transportation volumes decreased slightly primarily as a result of lower shipments on our South Texas pipeline segment, which move at lower rates, in part due to third-party supply disruptions in the current period; and
•a decrease in crude oil revenue of $6.1 million primarily due to less revenues from our condensate splitter in part due to new lower rates as well as lower storage revenues in the current period compared to second quarter 2022. Otherwise, transportation revenue increased slightly due to additional volume moved.
Operating expenses decreased $10.0 million primarily resulting from:
•a decrease in refined products expenses of $7.2 million primarily due to more favorable product overages (which reduce operating expenses), partially offset by higher integrity costs related to the timing of maintenance work in the current period.
•a decrease in crude oil expenses of $2.1 million primarily due to lower integrity costs related to the timing of maintenance work and lower fees paid to Seabrook as a result of our recent contract amendment. This amount was partially offset by higher power costs driven by higher transportation volumes in the current period.

Product margin increased $40.9 million primarily due to improved margins on our blending activities and lower losses on futures contracts in the current period, partially offset by lower of cost or net realizable value adjustments in the current period.
Other operating income (expense) was $3.5 million unfavorable primarily due to the absence of favorable impacts from the sale of air emission credits in 2022.
Earnings of non-controlled entities decreased $10.6 million primarily due to decreased contributions from BridgeTex resulting from lower shipments and less deficiency revenue recognized in the current period. This amount was partially offset by higher Double Eagle earnings due to increased volumes and deficiency revenue recognized in the current period and higher Powder Springs earnings due to recognition of lower losses on futures contracts in the current period.
Depreciation, amortization and impairment expense decreased $2.2 million primarily due to the timing of asset retirements.
G&A expense increased $17.6 million primarily due to merger transaction-related costs, higher compensation costs in part as a result of overall improved financial results and increased technology costs in the second quarter of 2023.
Interest expense, net of interest income and interest capitalized, decreased $2.5 million. Our weighted average debt outstanding was $5.0 billion in the current period compared to $5.3 billion in second quarter 2022. The weighted average interest rate was 4.5% in the current period compared to 4.3% in second quarter 2022.

Income from discontinued operations decreased by $172.1 million primarily due to the $162.4 million gain recognized on the sale of our independent terminals network in second quarter 2022.

Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2023 – Results of Operations

	Six Months Ended June 30,		Variance Favorable (Unfavorable)
	2022	2023	$ Change	% Change
Financial Highlights ($ in millions, except operating statistics)
Transportation and terminals revenue:
Refined products	$658.7	$721.9	$63.2	10
Crude oil	236.1	239.6	3.5	1
Intersegment eliminations	(2.6)	(4.2)	(1.6)	(62)
Total transportation and terminals revenue	892.2	957.3	65.1	7
Affiliate management fee revenue	11.3	10.8	(0.5)	(4)
Operating expenses:
Refined products	224.5	224.7	(0.2)	—
Crude oil	85.4	86.6	(1.2)	(1)
Intersegment eliminations	(5.6)	(7.3)	1.7	30
Total operating expenses	304.3	304.0	0.3	—
Product margin:
Product sales revenue	559.8	778.8	219.0	39
Cost of product sales	525.7	616.5	(90.8)	(17)
Product margin (1)	34.1	162.3	128.2	376
Other operating income (expense)	1.0	5.3	4.3	430
Earnings of non-controlled entities	61.9	42.1	(19.8)	(32)
Less:
Depreciation, amortization and impairment expense	116.5	112.4	4.1	4
G&A expense	119.7	134.9	(15.2)	(13)
Operating profit	460.0	626.5	166.5	36
Interest expense (net of interest income and interest capitalized)	114.1	110.9	3.2	3
Gain on disposition of assets	(0.2)	(1.1)	0.9	450
Other (income) expense	1.2	1.6	(0.4)	(33)
Income from continuing operations before provision for income taxes	344.9	515.1	170.2	49
Provision for income taxes	1.1	2.5	(1.4)	(127)
Income from continuing operations	343.8	512.6	168.8	49
Income from discontinued operations (including gain on disposition of assets of $162.4 million in June 2022)	175.6	—	(175.6)	(100)
Net income	$519.4	$512.6	$(6.8)	(1)

(1) Product margin is calculated as product sales revenue less cost of product sales, and is synonymous with the GAAP measure gross margin.

Operating Statistics:
Refined products:
Transportation revenue per barrel shipped	$1.683	$1.951
Volume shipped (million barrels):
Gasoline	158.7	146.7
Distillates	99.3	102.0
Aviation fuel	15.5	16.9
LPGs	0.6	—
Total volume shipped	274.1	265.6
Crude oil:
Magellan 100%-owned assets:
Transportation revenue per barrel shipped(2)	$0.733	$0.604
Volume shipped (million barrels)(2)	103.4	134.1
Terminal average utilization (million barrels per month)	24.4	23.2
Select joint venture pipelines:
BridgeTex - volume shipped (million barrels)(3)	45.1	20.8
Saddlehorn - volume shipped (million barrels)(3)	40.0	46.0
(2) Includes shipments related to our crude oil marketing activities.
(3) These volumes reflect the total shipments for these joint venture pipelines, which are owned 30% by us.

Transportation and terminals revenue increased $65.1 million resulting from:
•an increase in refined products revenue of $63.2 million primarily due to higher average tariff rates resulting from our 6% average mid-year 2022 tariff increase as well as a higher proportion of long-haul shipments, which move at higher rates, as customers continued to take advantage of the extensive connectivity of our pipeline system to overcome various supply disruptions in the Midcontinent and West Texas regions of the U.S. in the current period. Decreased transportation volumes mainly resulted from lower shipments on our South Texas pipeline segment, which move at lower rates, in part due to third-party supply disruptions in the current period; and
•an increase in crude oil revenue of $3.5 million primarily due to higher transportation volumes, in part related to more Houston distribution system shipments that move at a lower average rate, and an increase in dock fee revenues related to higher throughput in the current period, partially offset by less revenue from our condensate splitter in part due to new lower rates as well as lower storage revenue.
Operating expenses (excluding intercompany eliminations) increased by $1.4 million primarily resulting from:
•an increase in refined products expenses of $0.2 million as higher integrity costs related to the timing of maintenance work and higher compensation in the current period were mostly offset by lower property taxes and more favorable product overages; and
•an increase in crude oil expenses of $1.2 million primarily due to higher power costs driven by more transportation volumes and higher rental costs for incremental capacity necessary to access more volume; partially offset by lower integrity costs related to the timing of maintenance work and lower fees paid to Seabrook as a result of our recent contract amendment.

Product margin increased $128.2 million primarily due to improved margins on our blending activities and lower losses on futures contracts in the current period, partially offset by lower of cost or net realizable value adjustments in the current period.
Other operating income was $4.3 million favorable primarily due to higher sales of air emission credits in 2023.
Earnings of non-controlled entities decreased $19.8 million primarily due to decreased contributions from BridgeTex resulting from lower shipments and less deficiency revenue recognized in the current period. This amount was partially offset by higher Powder Springs earnings due to incremental blending margins and higher sales volumes as well as recognition of lower losses on futures contracts in the current period.
Depreciation, amortization and impairment expense decreased $4.1 million primarily due to the timing of asset retirements.
G&A expense increased $15.2 million primarily due to merger transaction-related costs, higher compensation costs in part as a result of overall improved financial results and increased technology costs in the current period; partially offset by lower expenses related to the 2022 retirement agreement for our former chief executive officer.
Interest expense, net of interest income and interest capitalized, decreased $3.2 million. Our weighted average debt outstanding was $5.1 billion in the current period compared to $5.3 billion in 2022. The weighted average interest rate was 4.4% compared to 4.3% in 2022.
Income from discontinued operations decreased by $175.6 million primarily due to the $162.4 million gain recognized on the June 2022 sale of our independent terminals network.

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

Adjusted EBITDA, DCF and FCF are non-GAAP measures. A reconciliation of each of these measures to net income for the six months ended June 30, 2022 and 2023 is as follows (in millions):

	Six Months Ended June 30,
	2022	2023
Net income	$519.4	$512.6
Interest expense, net	114.1	110.9
Depreciation, amortization and impairment(1)	116.5	113.6
Equity-based incentive compensation(2)	14.0	4.3
Gain on disposition of assets(3)	(156.3)	(1.1)
Commodity-related adjustments:
Derivative (gains) losses recognized in the period associated with future transactions(4)	40.9	4.0
Derivative gains (losses) recognized in previous periods associated with transactions completed in the period(4)	(18.7)	(12.0)
Inventory valuation adjustments(5)	(2.0)	0.9
Total commodity-related adjustments	20.2	(7.1)
Distributions from operations of non-controlled entities in excess of earnings	17.0	34.7
Adjusted EBITDA	644.9	767.9
Interest expense, net, excluding debt issuance cost amortization	(112.6)	(109.1)
Maintenance capital(6)	(38.9)	(34.3)
Distributable cash flow	$493.4	$624.5
Expansion capital(7)	(45.8)	(74.0)
Proceeds from disposition of assets(3)	440.8	1.1
Free cash flow	$888.4	$551.6
Distributions paid(8)	(440.1)	(424.7)
Free cash flow after distributions	$448.3	$126.9

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
(8) We paid cash distributions of $1.0375 and $1.0475 per unit each quarter during the six months ended June 2022 and 2023, respectively. Distributions paid declined between years because of lower units outstanding as a result of our equity repurchase program.

A reconciliation of FCF to net cash provided by operating activities for the six months ended June 30, 2022 and 2023 is as follows (in millions):

	Six Months Ended June 30,
	2022	2023
Net cash provided by operating activities	$397.3	$756.0
Changes in operating assets and liabilities	128.5	(81.2)
Net cash used by investing activities	361.6	(94.2)
Payments associated with settlement of equity-based incentive compensation	(8.9)	(9.9)
Settlement cost, amortization of prior service credit and actuarial loss	(2.3)	(0.8)
Changes in accrued capital items	0.8	(13.0)
Commodity-related adjustments(1)	20.2	(7.1)
Other	(8.8)	1.8
Free cash flow	$888.4	$551.6
Distributions paid	(440.1)	(424.7)
Free cash flow after distributions	$448.3	$126.9

(1) Please refer to the preceding table for a description of these commodity-related adjustments.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Operating Activities. Net cash provided by operating activities was $397.3 million and $756.0 million for the six months ended June 30, 2022 and 2023, respectively. The $358.7 million increase in 2023 was due to higher income from continuing operations as previously described and changes in our operating assets and liabilities (as described below).

The changes in operating assets and liabilities decreased cash from operating activities by $128.5 million for the six months ended June 30, 2022 and increased cash from operating activities by $81.2 million for the six months ended June 30, 2023. This change is due primarily to changes in inventories, primarily due to higher commodity prices in 2022 and lower volumes and commodity prices in 2023; changes in accounts receivable, which vary from period to period with changes in commodity prices and the timing of product sales; and changes in commodity derivatives deposits resulting from higher commodity prices during the 2022 period.
Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2022 was $361.6 million and net cash used by investing activities for the six months ended June 30, 2023 was $94.2 million, including $86.1 million and $95.3 million used for capital expenditures for those same periods in 2022 and 2023, respectively. Also, during 2022, we sold our independent terminals network for cash proceeds of $446.9 million.
Financing Activities. Net cash used by financing activities for the six months ended June 30, 2022 and 2023 was $757.0 million and $540.3 million, respectively. During the 2023 period, we paid distributions of $424.7 million to our unitholders and repurchased common units for $73.7 million. Additionally, we made net commercial paper payments of $32.0 million. During the 2022 period, we paid distributions of $440.1 million to our unitholders and repurchased common units for $219.0 million. Additionally, we made net commercial paper payments of $89.0 million.
The quarterly distribution amount related to second quarter 2023 earnings is $1.0475 per unit (to be paid in third quarter 2023). If we were to continue paying distributions at this level on the number of common units currently outstanding, total distributions of approximately $847.0 million would be paid to our unitholders related to 2023 earnings. Management believes we will have sufficient DCF to fund these distributions.

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

For the six months ended June 30, 2023, our maintenance capital spending was $34.3 million. For all of 2023, we expect to spend approximately $85.0 million on maintenance capital.

During the first six months of 2023, we spent $74.0 million for our expansion capital projects. Based on the progress of projects already committed, we expect to spend a total of approximately $120.0 million in 2023 and $40.0 million in 2024 to complete our current slate of expansion capital projects.

In addition, we may repurchase our common units through our unit repurchase program (see Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds of Part II of this report for additional details). We may also repurchase portions of our existing long-term debt from time-to-time through open market transactions, tender offers or privately-negotiated transactions. However, the terms of the Merger Agreement prohibit us from repurchasing units and limits our ability to issue new debt during the pendency of the Merger.
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

Off-Balance Sheet Arrangements

None.

Other Items

Proposed Regulations. Agencies within the federal government continue to introduce new rules and regulations that are designed to increase the costs of or reduce demand for our goods and services. For example, the U.S. Environmental Protection Agency (“EPA”) and the US National Highway Traffic Safety Administration (“NHTSA”) have proposed new rules designed to accelerate the conversion from internal combustion vehicles to electric vehicles. The proposed rules would require a reduction in fleet average carbon dioxide emissions by roughly half along with an increase in the average miles per gallon. The EPA projects this would lead to 67% of light-duty vehicles sold in 2032 to be electric only. NHTSA said its plan focuses on gas-powered models and would encourage something closer to a 50-50 split between internal combustion vehicles and EVs. Both proposed rules are subject to public comment, agency amendments and potential litigation.

Pipeline Tariff Changes. The tariff rates on approximately 30% of our refined products shipments are regulated by the FERC primarily through an annual inflation-based index methodology, and nearly all of the remaining rates are adjustable at our discretion based on market factors. We increased our rates by approximately 13% in the 30% of our refined products markets that are subject to the FERC’s index methodology on July 1, 2023. In the 70% of our remaining refined products markets, we increased our rates by an average of 11%, resulting in an overall refined products mid-year tariff increase of approximately 11.5%. Most of the tariffs on our long-haul crude oil pipelines are established at negotiated rates that generally provide for annual adjustments in line with changes in the FERC index, subject to certain modifications. As a result, we increased the rates on our long-haul crude oil pipelines between 2% and 5% in July 2023.

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

See Item 3. Quantitative and Qualitative Disclosures about Market Risk for further information regarding the quantities of refined products and crude oil hedged at June 30, 2023 and the fair value of open hedge contracts at that date.

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

Forward physical contracts that qualify for and are elected as normal purchases and sales are accounted for using traditional accrual accounting. As of June 30, 2023, we had commitments under forward purchase and sale contracts as follows (in millions):

	Total	2023	2024-2027	Beyond 2027
Forward purchase contracts – notional value	$379.3	$155.7	$135.7	$87.9
Forward purchase contracts – barrels	9.7	3.1	3.9	2.7
Forward sales contracts – notional value	$105.2	$105.2	$—	$—
Forward sales contracts – barrels	1.4	1.4	—	—
We generally use derivative instruments including exchange-traded futures contracts and over-the-counter forward contracts to hedge against changes in the price of petroleum products we expect to sell or purchase. We did not elect hedge accounting treatment under Accounting Standards Codification 815, Derivatives and Hedging for our open contracts and as a result we accounted for these contracts as economic hedges, with changes in fair value recognized currently in earnings. The fair value of these open contracts, representing 4.7 million barrels of petroleum products we expect to sell and 1.3 million barrels of gas liquids we expect to purchase, was a net liability of $7.1 million as of June 30, 2023. With respect to these contracts, a $10.00 per barrel increase (decrease) in the prices of petroleum products we expect to sell would result in a $47.0 million decrease (increase) in our operating profit, while a $10.00 per barrel increase (decrease) in the price of gas liquids we expect to purchase would result in a $13.0 million increase (decrease) in our operating profit. These increases or decreases in operating profit would be substantially offset by higher or lower product sales revenue or cost of product sales when the physical sale or purchase of those products occurs, respectively. These contracts may be for the purchase or sale of products in markets different from those in which we are attempting to hedge our exposure, and the related hedges may not eliminate all price risks.
Interest Rate Risk
Our use of variable rate debt and any future issuances of fixed rate debt expose us to interest rate risk. As of June 30, 2023, we had no variable rate commercial paper outstanding.

ITEM 4.CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. We performed this evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Commerce City Enforcement Proceeding. In May 2023, we received a Notice of Probable Violation letter from the Pipeline and Hazardous Material Safety Administration alleging three violations related to a diesel fuel release in Commerce City, Colorado. While the outcome cannot be predicted with certainty, we believe the ultimate resolution of this matter will not have a material adverse effect on our business.

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

ITEM 1A.RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in this report and our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition or operating results.

We have added the following risk factors related to our Merger Agreement with ONEOK, which could have a material adverse effect on our business.

Because the market price of ONEOK common stock will fluctuate prior to the consummation of the Merger, Magellan unitholders cannot be sure of the market value of ONEOK common stock that they will receive in the merger.

At the time the Merger is completed, Magellan unitholders will receive, for each Magellan unit they own as of immediately prior to the merger, a combination of 0.667 shares of ONEOK common stock (the “Exchange Ratio”) and $25.00 in cash (together, the “Merger Consideration”). The Exchange Ratio is fixed (subject to adjustments in accordance with the terms of the Merger Agreement), which means that it will not change between now and the closing date, regardless of whether the market price of either ONEOK common stock or Magellan units changes. Therefore, the value of the equity consideration will depend on the market price of ONEOK common stock at the effective time. The respective market prices of both ONEOK common stock and Magellan units have fluctuated since the date of the announcement of the parties’ entry into the Merger Agreement and will continue to fluctuate. The market price of ONEOK common stock, when received by Magellan unitholders after the Merger is completed, could be greater than, less than or the same as the market price of ONEOK common stock on the date of this quarterly report or at the time of the Magellan Special Meeting.

The Merger is subject to various closing conditions, and any delay in completing the merger may reduce or eliminate the benefits expected and delay the payment of the Merger Consideration to Magellan’s unitholders.

The Merger is subject to the satisfaction of a number of conditions beyond the parties’ control that may prevent, delay or otherwise materially adversely affect the completion of the Merger. These conditions include, among other things, Magellan unitholder approval of the Merger Agreement and ONEOK shareholder approval of the issuance of ONEOK Common Stock in connection with the Merger. ONEOK and Magellan cannot predict with certainty whether or when any of these conditions will be satisfied. Any delay in completing the Merger could cause the combined company not to realize, or delay the realization, of some or all of the benefits that the companies expect to achieve from the merger. In such context, when or if Magellan’s unitholders will receive the Merger Consideration is also uncertain.

The Merger Agreement limits our ability to pursue alternatives to the Merger, which may discourage other companies from making a favorable alternative transaction proposal and, in specified circumstances, could require Magellan to pay ONEOK a termination fee.

The Merger Agreement contains certain provisions that restrict our ability to directly or indirectly solicit competing acquisition proposals or to enter into discussions concerning, or provide confidential information in connection with, any proposal or offer that constitutes, or would reasonably be expected to lead to, an acquisition proposal, and we have agreed to certain terms and conditions relating to our ability to engage in, continue or otherwise participate in any discussions with respect to, provide a third party confidential information with respect to or enter into any acquisition agreement with respect to certain unsolicited proposals that constitute or are reasonably likely to lead to a competing proposal. Further, even if our board changes, withdraws, modifies or qualifies its recommendation with respect to the Merger, unless the Merger Agreement has been terminated in accordance with its terms, we will still be required to submit the Merger proposal to a vote at our special meeting. The Merger Agreement further provides that, under specified circumstances, including in the event that we terminate the Merger Agreement in response to an acquisition proposal from a third party that our board determines constitutes a superior offer, we may be required to pay ONEOK a breakup fee of $275.0 million less any ONEOK expenses paid or up to $125.0 million of ONEOK’s expenses.

These provisions could discourage a potential third-party acquirer that might have an interest in us from considering or pursuing an alternative transaction with us or proposing such a transaction, even if it were prepared to pay consideration with a higher per share value than the total value proposed to be paid or received in the merger. These provisions might also result in a potential third-party acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

The market price for ONEOK common stock following the closing may be affected by factors different from those that historically have affected or currently affect ONEOK common stock and Magellan units.

Upon completion of the Merger, Magellan unitholders who receive ONEOK common stock will become shareholders of ONEOK. ONEOK’s financial position may differ from its financial position before the completion of the Merger, and the results of operations of the combined company may be affected by some factors that are different from those currently affecting the results of operations of ONEOK and those currently affecting the results of operations of Magellan. Accordingly, the market price and performance of ONEOK common stock is likely to be different from the performance of Magellan units or ONEOK common stock in the absence of the Merger.

Current Magellan unitholders will have reduced ownership and voting interest in the combined company and will exercise less influence over the combined company’s management.

As of the date of this report, based on the Exchange Ratio, the number of outstanding Magellan units and the number of outstanding shares of ONEOK common stock, it is expected that immediately following the Merger, current Magellan unitholders would own approximately 23% of the issued and outstanding shares of the combined company on a fully diluted basis. As a result, Magellan’s current unitholders will have less influence on the policies of the combined company than they currently have on the policies of Magellan.

We are expected to incur significant transaction costs in connection with the Merger, which may be in excess of those anticipated by us.

We have incurred and are expected to continue to incur a number of non-recurring costs associated with negotiating and completing the Merger, combining the operations of the two companies and achieving desired synergies. These costs have been, and will continue to be, substantial and, in many cases, will be borne by us whether or not the Merger is completed. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors, employee retention, severance and benefit costs, and filing fees. We will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Merger and the integration of the two companies’ businesses. While we have assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of the expenses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not offset integration-related costs and achieve a net benefit in the near term, or at all.

If the Merger Agreement is terminated, under certain circumstances, we may be obligated to reimburse ONEOK for costs incurred related to the merger or pay a breakup fee.

Upon termination of the Merger Agreement under certain circumstances, Magellan may be required to reimburse ONEOK’s expenses up to $125.0 million or pay ONEOK a termination fee equal to $275.0 million, less any expenses previously paid. If the Merger Agreement is terminated, the breakup fee required to be paid, if any, by us under the Merger Agreement may require us to seek loans to enable us to pay these amounts to ONEOK.

The failure to successfully combine the businesses of ONEOK and Magellan in the expected time frame may adversely affect ONEOK’s future results, which may adversely affect the value of the ONEOK common stock that Magellan unitholders would receive in the Merger.

The success of the Merger will depend, in part, on the ability of ONEOK to realize the anticipated benefits from combining the businesses of ONEOK and Magellan. To realize these anticipated benefits, ONEOK’s and Magellan’s businesses must be successfully combined. If the combined company is not able to achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the merger.

ONEOK and Magellan, including their respective subsidiaries, have operated and, until the completion of the Merger, will continue to operate independently. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company’s ongoing businesses or inconsistencies in their standards, controls, procedures and policies. Any or all of those occurrences could adversely affect the combined company’s ability to maintain relationships with customers and employees after the Merger or to achieve the anticipated benefits of the Merger. Integration efforts between the two companies will also divert management attention and resources.

The Merger Agreement subjects us to restrictions on our business activities prior to the closing.

The Merger Agreement subjects us to restrictions on our business activities prior to the closing. The Merger Agreement obligates Magellan to generally conduct our businesses in the ordinary course until the closing and to use our commercially reasonable efforts to (i) preserve substantially intact our present business organization, goodwill and assets, (ii) keep available the services of our current officers and employees and (iii) preserve our existing relationships with governmental entities and our significant customers and suppliers. These restrictions could prevent Magellan from pursuing certain business opportunities that arise prior to the closing and are outside the ordinary course of business.

Uncertainties associated with the Merger may cause a loss of management personnel and other key employees of ONEOK and Magellan, which could adversely affect the future business and operations of the combined company following the merger.

ONEOK and Magellan are dependent on the experience and industry knowledge of their respective officers and other key employees to execute their business plans. The combined company’s success after the Merger will depend in part upon its ability to retain key management personnel and other key employees of both ONEOK and Magellan. Current and prospective employees of ONEOK and Magellan may experience uncertainty about their roles within the combined company following the Merger or other concerns regarding the timing and completion of the Merger or the operations of the combined company following the Merger, any of which may have an adverse effect on the ability of ONEOK and Magellan to retain or attract key management and other key personnel. If ONEOK and Magellan are unable to retain personnel, including key management, who are critical to the future operations of the companies, ONEOK and Magellan could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Merger.

The Merger may not be completed, and the Merger Agreement may be terminated in accordance with its terms, and failure to complete the merger could negatively impact Magellan’s unit price and have other adverse effects.

ONEOK or Magellan may elect to terminate the Merger Agreement in accordance with its terms in certain circumstances. If the Merger is not completed for any reason, including if the ONEOK shareholders or Magellan unitholders fail to approve the applicable proposals, the ongoing businesses of Magellan may be materially adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

•Magellan may experience negative reactions from the financial markets, including negative impacts on our unit price;

•Magellan and our subsidiaries may experience negative reactions from our respective customers, suppliers, vendors, landlords, joint venture co-members and other business relationships;

•We will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisor and printing fees;

•We may be required to pay a termination fee as required by the Merger Agreement;

•The Merger Agreement places certain restrictions on the conduct of the business pursuant to the terms of the Merger Agreement, which may delay or prevent us from undertaking business opportunities that, absent the Merger Agreement, may have been pursued;

•Matters relating to the Merger (including integration planning) require substantial commitments of time and resources by our management, which may have resulted in the distraction of our management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and

•Litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against Magellan to perform our obligations pursuant to the Merger Agreement.

Our GP directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of the Magellan unitholders generally.

In considering the recommendation of our board that Magellan unitholders vote in favor of the Merger Proposal and the Non-Binding Advisory Compensation Proposal, Magellan unitholders should be aware of and consider the fact that, aside from their interests as Magellan unitholders, certain Magellan GP directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of Magellan unitholders generally. These interests include, among others, rights to continuing indemnification and directors’ and officers’ liability insurance. Our board was aware of and considered these potential interests, among other matters, in evaluating and negotiating the Merger Agreement and the transactions contemplated therein, in approving the merger and in recommending that Magellan unitholders approve the Merger Proposal and the Non-Binding Advisory Compensation Proposal.

Litigation relating to the Merger could result in an injunction preventing completion of the Merger, substantial costs to ONEOK and Magellan and may adversely affect the combined company’s business, financial condition or results of operations following the merger.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on ONEOK’s and Magellan’s respective liquidity and financial condition.

Lawsuits that may be brought against ONEOK, Magellan and their respective directors and could seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the Merger. One of the conditions to the closing of the Merger is that no injunction by any court or other tribunal of competent jurisdiction has been entered and continues to be in effect and no law has been adopted or is effective, in either case that prohibits or makes illegal the closing of the Merger. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed within the expected timeframe or at all.

Magellan unitholders will not be entitled to appraisal rights in the Merger.

Under Delaware law, our unitholders do not have appraisal rights in connection with the Merger.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board authorized the repurchase of up to $1.5 billion of our common units through the end of 2024. We intend to purchase our common units from time-to-time through a variety of methods, including open market purchases and negotiated transactions, all in compliance with Securities Exchange Act Rules 10b-18, 10b5-1 or both and other applicable legal requirements. The timing, price and actual number of common units repurchased will depend on a number of factors including our expected expansion capital spending, excess cash available, balance sheet metrics, legal and regulatory requirements, market conditions and the trading price of our common units. The program does not obligate us to acquire any particular amount of common units and may be suspended or discontinued at any time. The terms of the Merger Agreement prohibit us from repurchasing units during the pendency of the Merger.

The table below reflects our common units repurchased during 2023.

Period	Total Number of Common Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Units That May Yet Be Purchased under the Program (in millions)(1)
January 1-31, 2023	—	$—	—	$227.7
February 1-28, 2023	—	$—	—	$227.7
March 1-31, 2023	1,198,222	$53.65	1,198,222	$163.4
First Quarter 2023	1,198,222	$53.65	1,198,222
April 1-30, 2023	—	$—	—	$163.4
May 1-31, 2023	—	$—	—	$163.4
June 1-30, 2023	—	$—	—	$163.4
Second Quarter 2023	—	$—	—
Year-to-Date 2023	1,198,222	$53.65	1,198,222

(1) Our program has $1.5 billion authorized for unit repurchases, which includes $750 million approved in 2020 and an additional $750 million approved in October 2021. Our program will expire on December 31, 2024.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

The exhibits listed below on the Index to Exhibits are filed or incorporated by reference as part of this report.

INDEX TO EXHIBITS

Exhibit Number		Description

Exhibit 2.1*	—	Agreement and Plan of Merger, dated as of May 14, 2023, by and among ONEOK, Inc., Otter Merger Sub, LLC and Magellan Midstream Partners, L.P. (filed as Exhibit 2.1 to Form 8-K filed May 15, 2023)

Exhibit 31.1	—	Certification of Aaron L. Milford, principal executive officer.

Exhibit 31.2	—	Certification of Jeff L. Holman, principal financial officer.

Exhibit 32.1	—	Section 1350 Certification of Aaron L. Milford, Chief Executive Officer.

Exhibit 32.2	—	Section 1350 Certification of Jeff L. Holman, Chief Financial Officer.

Exhibit 101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: August 3, 2023